Form 10KSB
period 1995-09-30
HAUPPAUGE DIGITAL INC
filed 1995-12-22
CIK 930803

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended September 30, 1995

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________ to ___________

     Commission File No. 1-13550

                         HAUPPAUGE DIGITAL, INC.
              (Name of small business issuer in its charter)

            DELAWARE                                          11-3227864
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

           91 Cabot Court, Hauppauge, New York           11788
          (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (516) 434-1600

Securities registered pursuant to Section 12 (b) of the Act:

     a)   $.01 par value Common Stock
     b)   Class A Redeemable Common Stock Purchase Warrants

Securities registered pursuant to Section 12 (g) of the Act:

     a)   $.01 par value Common Stock
     b)   Class A Redeemable Common Stock Purchase Warrants

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past twelve
(12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for
the past ninety (90) days.    YES  X                NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

State registrant's revenues for its most recent fiscal year:  $11,551,169

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 27, 1995 was approximately $5,476,880. Non-affiliates include all shareholders other than officers, directors and 5% shareholders of the Company. Market value is based upon the price of the Common Stock as of the close of business on November 27, 1995 which was $3.50 per share as reported by NASDAQ.

As of November 27, 1995, the number of shares outstanding of the Common Stock was 2,756,183 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

Part III which includes Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management), and Item 12 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of September 30, 1995 and are incorporated herein by reference.

                  Index Schedule is contained on page 20
                            Page 1 of 37 pages

                                  PART I

Item 1.   DESCRIPTION OF BUSINESS

(a)  Business Development.

     Hauppauge Digital, Inc. (the "Company") was incorporated in the state of Delaware on August 2, 1994 and has two wholly owned subsidiaries, Hauppauge Computer Works, Inc., which was incorporated in the state of New York on December 14, 1982, and HCW Distributing Corp., which was incorporated in the state of New York on September 13, 1984. Hauppauge Computer Works, Inc. is the owner of all the outstanding shares of Hauppauge Computer Works, GmbH, a German corporation responsible for directing European marketing efforts, and is the owner of all the outstanding shares of Hauppauge Computer Works, LTD, a Virgin Islands corporation responsible for handling sales outside of the United States. All references herein to the Company include the Company, its two wholly owned subsidiaries and their subsidiaries. The Company's executive offices are located at 91 Cabot Court, Hauppauge, New York 11788, its telephone number at that address is (516) 434-1600 and its internet address is http://www.hauppauge.com/hcw/index.htm.

     From 1987 and until 1991, the Company concentrated its business on the development and sale of system boards which are the "heart" of a personal computer ("PC") and which may be used to upgrade older PCs. Prior thereto and since its inception in 1982, the Company focused its business on the development and sale of hardware and software for math acceleration products for the PC market which are used to accelerate scientific and mathematical calculations. The Company stopped actively marketing these products by 1988. Since 1992, the Company has changed the focus of its business and is presently engaged primarily in the business of designing, manufacturing and selling digital video products for the IBM and IBM compatible PC market, consisting of Win/TV boards. Win/TV boards are used to convert moving video images from a video camera, video tape recorder or cable TV to a digital format which is displayed in a resizable window on a PC video monitor. These video images may be viewed simultaneously with normal PC operations such as word processing and may also be used in conjunction with CD-ROM packages.

     The Company has entered the PC-based digital video market by distributing the Win/TV boards to computer retailers and Original Equipment Manufacturers ("OEMs"). Computer retailers typically stock Win/TV boards on their shelves and sell them to end users for installation in their own PCs, while OEMs typically purchase Win/TV boards and incorporate them in multimedia PC packages, which are then ultimately sold to the end user.

     Net sales of the Company's products for the Company's last two fiscal years are summarized as follows:

                                       Year Ended          Nine Months Ended
                                      September 30, 1995  September 30, 1994
                                      ------------------  ------------------
System Boards                             $   792,857       $1,208,573
Win/TV Boards                             $10,758,312       $2,958,234
                                          -----------       ----------
Total Company Sales                       $11,551,169       $4,166,807
                                          ===========       ==========

(b)  Business of Issuer.

Products

     The Win/TV board was designed so that a PC user can watch television in a resizable window on their PC video monitor during normal computer use. This activity requires a board that plugs into a PC, and operating software to control functions such as channel change, volume adjustment, freeze frame, and channel scan. The application of the Win/TV board does not interfere with the normal operation of the PC. All hardware functions required, such as video digitizing, windowing, color space conversion and chroma keying, are performed on the Win/TV board and do not affect the operation of the PC. The Win/TV board includes audio functions so that sound can be heard while watching TV or video. The audio can be connected to speakers or to a PCs sound card.

     All Win/TV board models come with software that runs under the popular Microsoft Windows operating system, including Windows 95, that allows the TV picture to be resized from a tiny window size all the way to full screen, all under the control of the mouse.

     The Company presently has six models of the Win/TV board, two of which were introduced in fiscal 1995. It is the Company's strategy to provide a wide range of Win/TV boards for the PC market. With a Win/TV board installed in a PC, a user sees live video within a window on the PC video monitor without interfering with the normal operation of the computer. The user can resize this video image, making it small so that it will take up less space on the video monitor, or the user can enlarge the image to full screen if the user wants to see bigger image detail. The video images can be viewed simultaneously with normal PC operations such as word processing programs and spread sheet applications. A stockbroker who is working on a PC and watching CNBC might keep the image small on the PC video monitor while receiving stock quotations, and then with one click, the user can enlarge the video image to full screen size.

     The Win/TV-Celebrity ("Celebrity") board is primarily sold through computer retailers and distributors. This model uses a proprietary Company designed technology called "SmartLock". This feature has made the Celebrity popular for use in PCs that are already installed in the office or home. The SmartLock feature on the Celebrity allows the Win/TV board to be used in all existing PCs. Previously, when digital video products were sold through the computer retail market, there were installation problems which were due to the way in which the digital video boards were connected to the PC. SmartLock eliminates such problems and has been a key selling feature, intended to reduce sales returns and the need for additional technical support. The suggested retail price of the Celebrity is $449.

     The Win/TV-Cinema board ("Cinema") does not use SmartLock, but instead uses a less expensive but more limited technique to connect to a PC. This version has been popular with OEM manufacturers of PCs, who are more interested in low cost designs than universal compatibility. PC OEM's have a limited set of hardware in their system, and therefore, universality is not as important to them. The suggested retail price of the Cinema is $349.

     The Win/TV-HighQ ("HighQ") board was designed for users who needed higher quality digitizing of video images for use in a PC. Uses include medical imaging, such as the creation of medical databases of images captured from microscopes; industrial imaging, such as parts inspection; and desktop publishing. The HighQ supports a scheme called "square pixel" digitizing, where the horizontal and vertical aspects of the digitized image are kept to exactly a 1:1 ratio, an important feature for medical and industrial applications. The HighQ is the only model that does not include a cable ready television tuner, but it does use the SmartLock feature. The suggested retail price of the HighQ is $499.

     The Win/TV-02 board ("-02") was designed for the computer retail market and was introduced in 1991 primarily to be sold in the upgrade market. Due to system compatibility limitations in older generations of PCs, the -02 is being phased out of production and is being replaced by the Celebrity and Cinema.

     The Win/TV Prism board ("Prism"), which was introduced in fiscal 1995, is a low cost video board that combines many of the features of the Company's higher-end boards. The Prism is cable and TV antenna ready and comes equipped with an automatic 122 channel scan. The Prism can be connected to sound cards, VCR's and video cameras. The Prism does not use the SmartLock feature used in the Company's higher-end boards and requires an active feature connector on an SVGA card. The Company believes that the low cost and the features of this product make it an attractive OEM product. The suggested retail price of the Prism is $249.

     The Win/Motion 60 board ("Win/Motion"), which was also introduced in fiscal 1995, digitizes full frame live video from a video camera or VCR and stores it to the hard disk so that it can be digitally edited on a PC. The Win/Motion uses Motion-JPEG compression technology which increases performance and reduces the storage space required for digital video clips. The compression technology allows the board to capture 60 fields per second, resulting in more accurate frame-by-frame video editing and more realistic video playback. The Win/Motion can also play back full screen video clips from a hard disk, which can be recorded on tape or displayed on a video monitor. The Win/Motion was designed for corporate marketing communication departments, training video developers, trade show demonstration creators, video hobbyists, CD-ROM title producers and creators of corporate product literature on CD-ROM. The suggested retail price of the Win/Motion is $595.

     The Win/TV boards which are for sale to the computer retail market are essentially the same as the ones which are for sale to the OEM market. The differences are in the packaging and in the sophistication of the operating software. The Company believes that the Celebrity is currently the digital video board of choice for the computer retail market and the Cinema and Prism boards are the choice of the OEM market. The Company also expects that due to the lower cost of the Cinema and Prism boards they will be popular in the retail market as well.

     For the international market, the Company has developed an option for the Win/TV board called a teletext decoder. This device allows the reception of digital text which is transmitted along with live television. Though relatively unknown here in the United States, internationally, teletext is standard on all European TV sets. The types of teletext data transmitted by TV stations include weather information, travel schedules, stock market data and home shopping services.


     Until 1988, the Company actively marketed system boards which are the "heart" of a PC and which could be used to upgrade older PCs. The Company still designs and assembles custom made PCs. This line of business in not emphasized and is not sold in the retail market. However, the Company does specific designs to meet particular customer requirements. The Company purchases all of the hardware and software, assembles the machine and installs the software. These products are popular with companies that require specific configurations not available through off-the-shelf wholesalers or retailers.

Product Production

     The Company designs the Win/TV boards and also writes the operating software of the Win/TV boards to be used in conjunction with the popular Microsoft Windows operating system, the WindowsNT operating system and the IBM OS/2 operating system. The Company subcontracts the manufacturing of the Win/TV boards to independent third parties. The Company then assembles and final tests the boards at its facility in Hauppauge, New York.

     The Company is dependent upon AuraVision Corporation ("AuraVision") for its supply of digital video processing chips, which are necessary for the production of the Win/TV digital video board. The Company is not aware of an alternate source of supply for the digital video processing chips manufactured by AuraVision. In the event that the Company were unable to obtain its supply of digital video processing chips from AuraVision, the Company might not be able to produce Win/TV boards and its business may be adversely affected. No assurance can be given that the Company will continue to be able to retain such source or obtain products from another source. The Company is also dependent, to a lesser extent, upon Philips, a division of North American Philips Company and Brooktree Corporation, manufacturers of video digitizers, which are also necessary for the production of various models of the Win/TV digital video board. If the foregoing suppliers do not supply their products to the Company, the Company may also be adversely affected because the Company would have to seek alternative suppliers of video digitizers which may adversely affect the Company's production and profitability.

Digital Video Market

     The digital video market, as it pertains to the Win/TV board, involves the use of a PC to turn a video image into a digital form which can be stored on a PC's hard disk drive. Once a video image is on the PC's hard disk drive, the image can be merged into a document using various word processing systems such as Word Perfect or Microsoft Word . A sequence of video images that are digitized are stored in a form called "AVI", which has digital audio and video interleaved to create a digital movie. This digital movie can be edited on the PC, adding special effects, audio overdubs and titles. These digital movies are used in multimedia presentations and multimedia CD-ROMs. The digital video sequences can also be transmitted to another location over the highspeed communication lines, which the Company believes allows for video conferencing.

     Typical Win/TV board owners might include business persons who need to keep in touch with news while working on a PC. Other owners might include business users who want to merge video images into a document, watch financial television news programs while working on personal computers, or video conference with PC users in other locations.

     End users may use the Win/TV board for the entertainment value of being able to watch television on their PC and to capture video images for use with "paintbrush" software. Other home uses might include the ability to edit video tapes on a home PC and to have video conferencing in the home. Another popular use of the Win/TV board may be for multimedia development. The Win/TV board digitizes live video and allows this video to be stored on the PC hard disk drive. The stored video can be used to create presentations that combine the digitized video with text, create multimedia CD-ROM packages, and digitally edit video tapes.

     Industrial uses of the Win/TV board might include, among other things, medical applications (eye surgery, microscope imaging and hearing aid fitting), image recognition applications (automobile license plate identification, parts inspection), i.d. badges and driver's licenses. In addition, the Win/TV board may be utilized by real estate brokerage firms to merge digital pictures of real estate into faxes.
The uses of digital video are just starting to become widely applied in PCs. The Company believes that there is a trend toward replacing projects currently done in text on PCs into projects that include full motion video or still video pictures. For example, a real estate broker today might, on a desktop PC, create a fax describing a property for sale. Equipped with the Win/TV board, the broker could include a picture of the property in the fax. The Win/TV board would be used to digitize a video image coming from a camcorder, and this image could be included in the fax generated on the desktop PC.

     Sales people who currently create written proposals are creating proposals that are played on portable computers that include digital videos to describe processes or procedures, making their proposals more effective. The Win/TV board can be used to both digitize the raw video from a camcorder and to play back the digital video from the PC hard disk drive.

Distribution to the Retail Market

     During fiscal 1995, sales to the retail market through distributors from the Company totaled approximately $7,785,262 or 67% of the Company's net sales. This is in comparison to net sales of approximately $3,137,415 or 75% for the nine months ended September 30, 1994. The Company has no exclusive distributor and sells through a multitude of distributors, no one of which accounted for more than 10% of the Company's net sales. These distributors sell to a variety of retailers who sell personal computer products. Such retailers include PC Connection and Micro Warehouse in the United States and

Dixons and Escom in Europe.

Original Equipment Manufacturers ("OEMs")

     The OEM business is one where a PC manufacturer adds the Win/TV board and its operating software to create a new model PC. Most of the activity by the Company to date regarding OEMs has been to create new model multimedia PCs. It is expected that the new generation of multimedia PCs will be among the fastest growing market segments of the PC market. Until recently, multimedia equipped PCs had a sound card and a CD-ROM. The new generation of multimedia PCs currently being designed by OEMs will include digital video and in particular TV video.

     The Company is presently incorporating or planning to incorporate its Win/TV board for use in products of Reuters Ltd. ("Reuters") and ships to 20 Reuters locations worldwide. Reuters has developed a financial news service called "Reuters TV" which requires a Win/TV, or similar, board in each stockbroker's PC to receive the service. The Company has a Master Purchase Agreement with Reuters relating to the -02 and Celebrity boards. The Company's sales to Reuters for the year ended September 30, 1995 and for the nine months ended September 30, 1994 totaled $1,921,813 and $756,079, respectively. Reuters is the only company that accounts for more than ten (10%) percent of the Company's sales.

     The Company's remaining OEM business totaled approximately $1,844,094 for fiscal 1995 compared to approximately $273,313 for the nine months ended September 30, 1994. Current OEM customers include C. Olivetti & Co. S.p.A., IBM PC Company (PS/1 Division) and ICL Personal Computer Systems, OY. For fiscal 1995, approximately 33% of the Company's net sales were for the OEM market as compared to 25% for the nine months ended September 30, 1995.

Marketing and Sales

     The Company sells both domestically and internationally through sales offices in New York, London and Germany. For the fiscal year ended September 30, 1995 and the nine months ended September 30, 1994, approximately 30% and 55% of the Company's sales were made within the United States, respectively, while approximately 70% and 45% were outside the United States (predominately in Germany and Great Britain), respectively. Less than 1% of the Company's sales are currently made in Asia. Hauppauge Computer Works, LTD handles all sales outside of the United States.

     The Company advertises its products in a number of U.S. and international PC magazines. These magazines, plus a public relations program aimed at editors of key personal computer magazines, are the principal means of getting the product introduced to end users. The sales rate in the computer retail market is very much determined by the effectiveness of these programs, along with the technical capabilities of the product itself. The Company also lists its products in catalogs of various mail order companies.

     The Company currently has four international sales persons, three in

Germany who also cover continental Europe, and one in London. The Company has four sales persons in the United States, located in New York and Dallas. The Company also has two manufacturer representatives retained by it on a non-exclusive basis, who work with customers in certain geographic areas.

Competition

     The Company's business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, sales and marketing resources than that which the Company has. The Company believes that competition from new entrants will increase as the market for digital video in a PC expands. There can be no assurances that the Company will not experience increased competition in the future. Such increased competition may have a material adverse effect on the Company's ability to successfully market its products. However, the Company believes that through research and development and aggressive marketing it can compete in this very competitive market.

Major Customers

     For the fiscal year ended September 30, 1995 and the nine months ended September 30, 1994, Reuters accounted for approximately 16.6% and 18.1%, respectively, of the Company's sales. Reuters was the only customer to account for more than 10% of the Company's sales during fiscal 1995. The loss of Reuters would have a material adverse affect on the Company's business and its financial condition. During fiscal 1995, approximately 8% of the Company's net sales were to ESCOM Computers, a distributor to the retail market in Europe. ESCOM did not account for any significant sales in fiscal 1994.

Patents and Trademarks

     Even though the Company independently develops its hardware and software products, the Company's success will depend, in large part, on its ability to innovate, obtain or license patents, protect trade secrets and operate without infringing on the proprietary rights of others. The Company maintains copyrights on its designs and software programs, but currently has no patent on the Win/TV board and the Company believes that such technology cannot be patented.

     On December 27, 1994, the Company's mark, "Win/TV", was duly registered with the United States Patent and Trademark Office.

Governmental Regulations

     The Company believes that existing or probable governmental regulations have no material effect on the Company's business.

Research and Development

     The technology underlying the Company's products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon the Company's business. The Company will need to maintain an ongoing research and development program, and the Company's success will depend in part on its ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. The Company expended $214,174 for research and development expenses for the nine months ended September 30, 1994. During fiscal 1995, the Company expended $269,888 for research and development expenses. There can be no assurance that the Company's research and development will be successful or that the Company will be able to foresee and respond to such advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render the Company's products or technologies non-competitive or obsolete.

Compliance with Environmental Laws

     The costs and effects of compliance with environmental laws (federal, state and local) will have no material effect upon the business of the Company.

Employees

     As of September 30, 1995, the Company had 45 employees including its executive officers, of which 39 are full-time and 6 are part-time. None of the Company's employees are represented by a union, and management considers its relationship with its employees to be excellent.

Item 2.   DESCRIPTION OF PROPERTY

     The Company occupies a 25,000 square foot facility at 91 Cabot Court, Hauppauge, New York which it uses as its executive offices and for the assembly and storage of its products. The Company considers the premises to be suitable for all its needs. The building is owned by a partnership consisting of Messrs. Aupperle and Plotkin and their wives and is leased to the Company under a lease agreement dated February 7, 1990 for a term of 20 years commencing February 1, 1990. Rent is currently at the annual rate of $292,025, and will increase to $306,627 per year on February 1, 1996. The rent is payable in equal monthly installments and increases at a rate of 5% per year on February 1 of each year thereafter. The premises are subject to two mortgages which have been guaranteed by the Company upon which the outstanding principal amount due as of September 30, 1995 was $1,260,543. The Company pays the taxes and operating costs of maintaining the premises.

     In addition, the Company, through HCW, GmbH, maintains an office in Germany, which consists of approximately 2,500 square feet. This facility contains a sales office, a demonstration room and a storage facility for a limited number of the Company's products. The Company pays a monthly rent of approximately $2,000 per month for this facility pursuant to a rental agreement which expires on December 31, 1996 and contains an option to renew for two additional years.

Item 3.   LEGAL PROCEEDINGS.

     The Company is presently party to no pending material legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                     Executive Officers of Registrant

                                                       First Elected
                              Offices and              an Officer of
Name                Age(1)    Positions Held           the Company
----                ------    --------------           ------------
Kenneth R. Aupperle   38      President, chief              1982
                              operations officer and
                              Director

Kenneth Plotkin       44      Chairman of the board of      1982
                              directors, chief executive
                              officer, vice-president,
                              secretary and Director

Gerald Tucciarone     40      Chief financial officer       1995
                              and treasurer

John Casey            39      Vice-president - technology   1987

_____________
(1) Age as of September 30, 1995.

All of the above Executive Officers have been elected to serve until the next annual meeting of the Board of Directors presently scheduled for March, 1996 or until their respective successors are elected and qualified.

There are no family relationships between any Executive Officers. Kenneth R. Aupperle is the husband of Laura Aupperle, a director. Kenneth Plotkin is the husband of Dorothy Plotkin, a director.

Except for Gerald Tucciarone, each of the Executive Officers listed above has served the Company in the above executive capacities on a full time basis for the past five years.

Gerald Tucciarone, prior to his employment with the Company in January, 1995, served as a vice-president of finance from 1985 to 1992 with Walker-Telecommunications, Inc., a manufacturer of phones and voice mail equipment and from 1992 to 1995, as assistant controller with Chadbourne and Parke, a law firm. Mr. Tucciarone is a certified public accountant.

                                  PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The principal market on which the common stock of the Company (the "Common Stock") is traded is the over-the counter market. The Common Stock is traded on NASDAQ on the Small-Cap Market and its symbol is HAUP.
Effective January 10, 1995, the Company offered for sale 1,333,333 units (the "Units"), each of which consisted of one class A common stock purchase warrant ("Class A Warrant"), exercisable at $3.75 per share commencing January 10, 1996 and expiring on January 9, 2000, and one share of Common Stock. The Common Stock became separately tradeable from the Class A Warrants on April 25, 1995. At such time, trading in the Units ceased. The following chart sets forth the high and low sales prices as determined from NASDAQ for the Common Stock from April 25 until September 30, 1995:

                              High           Low

Fiscal Year Ended
September 30, 1995(1)

Third Quarter (commencing
 April 25, 1995)              3 1/2          2  1/8

Fourth Quarter                2 1/2          1  5/8
____________
(1) From January 10, 1995 to April 24, 1995 the high and low bid price of the Units were as follows:
                              High           Low
Second Quarter (commencing
 January 10, 1995)            4 1/16         3  5/8

Third Quarter (until
  April 24, 1995)             4 1/8          3  3/4

(b) The approximate number of holders of record of the Common Stock as of November 7, 1995 was 77. The Company believes there are in excess of 750 beneficial holders of the Common Stock.

     (1)  No dividends have been paid during the past two years.

     (2) The Company has no present intention of paying any cash dividends in its foreseeable future and intends to use its net income, if any, in its operations.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Change in Fiscal Year

     The Company changed its fiscal year end from December 31 to September 30, effective September 30, 1994. All comparisons presented herein reflect this change in fiscal year.

Results of Operations

Year ended September 30, 1995 compared to the nine months ended September 30,
1994

     Net sales for the year ended September 30, 1995 were $11,551,169, compared to $4,166,807 for the nine months ended September 30, 1994, resulting in an increase of $7,384,362 or 177%. The increase in net sales has been attributable to the Company's ability to accelerate production of Win/TV boards and increase marketing programs due to the infusion of capital derived from the Company's October 1994 Private Placement Offering and January 1995 public offering (See Note 6 to the attached financial statements), plus the elimination in 1994 of development problems, which created strong product demand and significant sales increases.

     Net sales of the Company's products for the periods indicated are summarized as follows:

                                        Nine months
                         Year ended     September 30,   Increase
                            1995            1994       (Decrease)%
                        -----------      ----------    ----------
System Boards           $   792,857      $1,208,573        (34)
Win/TV Boards            10,758,312       2,958,234        264
                        -----------      ----------        ---
Total Net Sales         $11,551,169      $4,166,807        177
                        ===========      ==========        ===
     Unit sales of Win/TV boards, the Company's newest product line, increased to approximately 41,600 as compared to approximately 8,800 for the prior nine month period, resulting in an increase of 375%. Sales to domestic customers for the year ended September 30 were 30% of net sales for the current year and 55% for the nine months ended September 30, 1994. Sales to international customers, which were primarily in U.S. Dollars, were 70% of net sales for the current year and 45% for the nine months ended September 30, 1994.

     Gross profit increased $1,753,937 or 317% when compared to the prior nine month period. The gross profit percentage increased to 20% from 13%.
The negative impact of $300,000 charged to the reserve for inventory obsolescence during the nine months ended September 30, 1994 due to the declining sales of systems boards plus the dynamics of the market mix of product sold were the major contributors to the contraction of the 1994 gross profit percentage.

     Though selling, general and administrative expenses for the year ended September 30, 1995 increased $1,342,250 over the nine month period ended September 30, 1994, they declined to 26% of net sales in fiscal 1995 compared to 39% of net sales for the nine months ended September 30, 1994. The increase in expenses was primarily due to increased sales and marketing expenses, strategically implemented to obtain worldwide penetration, of

$701,407, consisting primarily of increases for advertising and trade shows of $487,448 and increased commissions of $156,531 resulting from higher sales; technical support costs and receiving and shipping costs increased $55,322 and $66,062 respectively, mainly due to the increased support and freight costs needed to handle the 375% increase in unit board sales, plus higher administrative costs mainly due to increased professional services costs and stock exchange listing fees associated with becoming a publicly traded company of $89,370 and consulting fees of $57,000, which includes $27,000 paid to the Underwriter.

     Research and development expenses increased $55,714, or approximately 26%. The increase was due to the infusion of new capital generated by the public offering which enabled the Company to expand its research and development resources to further the implementation of existing product lines and develop new product lines.

     The Company had net other expense of $501,605 for the year ended September, 30, 1995 as opposed to net other expense of $7,108 for the nine months ended September 30, 1994. The increase in expense was primarily due to the cash expenses of the Private Placement Offering, $122,696, and the underlying value of the units issued, $449,978 (142,850 shares valued at the public offering price of $3.15) which were charged to expense under the caption "Private Placement Financing Costs" (See Note 6 to the attached financial statements), offset somewhat by higher interest income.

     In light of the above, the Company's experienced a decrease in the net loss from operations of $355,973 for the year ended September 30, 1995. Due to the nonrecurring charge of $572,674 for private placement financing costs incurred during 1995, the net loss increased $109,892 when compared to the nine months ended September 30, 1994.

Nine months ended September 30, 1994 compared to year ended December 31, 1993

     For the nine months ended September 30, 1994, the Company had net sales of $4,166,807 and a loss before taxes of $1,288,916 compared to net sales of $8,399,612 and a loss before taxes of $287,661 for the year ended December 31, 1993. The decrease in sales was related primarily to (a) a reduction in sales of PC system boards and (b) product development delays in introducing a new line of digital video products, consisting of Win/TV boards, which the Company did not begin to ship until May of 1994. Net sales to international customers aggregating 45% of total net sales were comprised of sales to customers in the United Kingdom (21%), Germany (5%), Switzerland (4%), Norway (3%) and all other international countries (12%). International orders are typically billed in U.S. dollars, at the same prices as domestic orders. Therefore, profitability in the domestic market and in the international market are roughly comparable.

     From 1987 and until 1991, the Company concentrated its business on the development and sale of system boards which are the "heart" of a PC and which may be used to upgrade older PCs. From the inception of the Company and until 1987, the Company focused its business on the development and sale of hardware and software for math acceleration products for the PC market used to accelerate scientific and mathematical calculations. The Company stopped actively marketing these products by 1988. Over the last three years, the Company has changed the focus of its business by developing and manufacturing products for the digital video market, consisting of Win/TV boards. Sales of PC system boards constituted 29% of the Company's revenue for the nine months ended September 30, 1994, 51% of the Company's revenues in 1993, and 85% in 1992. The Company believes that sales of PC system boards will represent a smaller percentage of overall revenue in 1995 and beyond. On June 15, 1994 because of the continued sales declines and certain market developments, including the rapid acceptance of a new generation of processor chips which adversely affected the salability of products based on earlier generations, the Company decided to de-emphasize the marketing of its PC system boards product line in favor of the newer Win/TV boards and, as a result, recorded a reserve for inventory obsolescence in the amount of $300,000. Such amount has been reflected separately in the statement of operations for the nine months ended September 30, 1994. The Company will continue to sell its PC system boards to certain customers at amounts in excess of the recorded net cost of such products. Although the Company is not emphasizing the sale of this product line, the Company currently has not set a date as to when it will cease sales of the PC system boards.

     Cost of sales (including provision for obsolescence) for the nine months ended September 30, 1994 was $3,613,331, or 87%, as compared to $6,334,278, or 75%, for the year ended December 31, 1993. The increase (as a percentage) over the prior year was primarily attributable to the 1994 provision for obsolescence as discussed above, and a higher mix of the Company's newer models of its Win/TV product line (initially produced at lower profit margins).

     The Company introduced the Celebrity and HighQ digital video boards in November of 1993 at the Fall Comdex show in Las Vegas (a major United States PC show) and originally scheduled these items for shipment in January of 1994. However, due to product development delays, the Company was not able to ship the Celebrity until May 1994 and did not ship the HighQ until July 1994. From November 1993 until the first shipments in May 1994, many distributors did not place orders for the Company's earlier models awaiting the release of the newer models.

Financial Condition

     The Company had a net cash position of $1,214,940, working capital of $1,472,033 and shareholders' equity of $1,675,373 as of September 30, 1995. On January 10, 1995, the Company completed an public offering of stock. The net proceeds received from the offering were $3,267,023. In addition the Company received net proceeds of $477,304 from a Private Placement Offering, which was consummated during October 1994, pursuant to which unaffiliated third parties loaned the Company $600,000. (See Note 6 of the attached financial statements). For the year ended September 30, 1995, $1,614,407 was used to fund operating activities, with $2,268,792 invested in current assets offset by $1,261,747 of operations funded through accounts payable and accrued expenses. The Company used $71,388 to acquire capital assets. Funds of $395,000 and $600,000 were disbursed from the proceeds of the public offering to extinguish bank and private placement debt.

      The Company believes that the proceeds from the public offering and its internally generated cash flow will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months.

Item 7.   FINANCIAL STATEMENTS.

          See Consolidated Financial Statements annexed hereto.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          (a) Effective August 10, 1995 the Company dismissed Arthur Andersen, LLP ("Andersen") as its independent public accountants. Andersen had served as the Company's independent public accountants for the Company's fiscal year ended December 31, 1993 and for the nine months ended September 30, 1994. During such periods the reports prepared by Andersen did not contain any adverse opinions or disclaimer of opinions nor were they qualified or modified as to uncertainties, audit scope or accounting principles except that the report for the nine months ended September 30, 1994 was prepared assuming the Company would continue as a going concern and it expressed doubt about the Company's ability to continue as a going concern. That report was prepared before the Company's consummation of its public offering.

               The decision to change accountants was recommended and approved by the Company's board of directors. There were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures while Andersen served as the Company's independent public accountants. The dismissal of Andersen was because of fee considerations.

          (b) Effective August 10, 1995 BDO Seidman, LLP ("Seidman") was named as the Company's independent public accountants. Seidman was not previously consulted by the Company with respect to any matter preceding the date of their appointment.

                                 PART III

     Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management), and Item 12 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of September 30, 1995 and are incorporated herein by reference.

                                  PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     The following exhibits are incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-85426) as amended, effective January 10, 1995.

     (1.1)          Form of Underwriting Agreement with Lew Lieberbaum & Co.,
                    Inc.
     (3.1)          Certificate of Incorporation, as amended to date
     (3.2)          By-laws
     (4.1)          Form of Common Stock Certificate
     (4.2)          Form of Class A Warrant Certificate
     (4.3)          Form of Warrant Agency Agreement between the Company,
                    North American Transfer Co. and Lew Lieberbaum & Co.,
                    Inc., as amended
     (4.4)          Form of Underwriter's Unit Purchase Option
     (4.5)          1994 Incentive Stock Option Plan
     (10.1)         Form of Employment Agreement with Kenneth R. Aupperle
     (10.2)         Form of Employment Agreement with Kenneth Plotkin
     (10.3)         Lease dated February 7, 1990 between Ladokk Realty
                    Company and Hauppauge Computer Works, Inc.
     (10.8)         Long Island Development Corporation ("LIDC") Mortgage
                    Loan Agreements
     (10.9)         The Company's Guaranty of LIDC Loan Agreements
     (10.10)        Shawmut Mortgage Loan Agreements
     (10.11)        The Company's Guaranty of the Shawmut Mortgage Loan
                    Agreements
     (10.12)        Master Purchase Agreement between Reuters Ltd. and
                    Hauppauge Computer Works Inc.
     (22)           Subsidiaries of the Company

     The following exhibits are incorporated by reference to the Company's Form 8-K dated August 10, 1995:

     (16)           Letter from Arthur Andersen, LLP dated August 11, 1995.

     The following exhibit is annexed hereto:

     (27)           Financial Data Schedule

     (b)  Reports on Form 8-K

          A Form 8-K dated August 10, 1995 was filed during the last quarter of the Company's fiscal year with respect to Item 4, Changes in Registrant's Certified Accountant.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly endorsed.

                    HAUPPAUGE DIGITAL INC.


                    By:/s/ Kenneth Plotkin        Date: December 21, 1995
                       ----------------------
                         KENNETH PLOTKIN
                         Chief Executive Officer, Vice-
                         President, and Secretary


                    By:/s/ Gerald Tucciarone      Date: December 21, 1995
                       -----------------------
                          GERALD TUCCIARONE
                          Treasurer and Chief
                          Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.


                    By:/s/ Kenneth R. Aupperle     Date: December 21, 1995
                       --------------------------
                           KENNETH R. AUPPERLE
                           Director


                    By:/s/ Kenneth Plotkin         Date: December 21, 1995
                       --------------------------
                           KENNETH PLOTKIN
                           Director


                    By:/s/ Dorothy Plotkin        Date: December 21, 1995
                       --------------------------
                           DOROTHY PLOTKIN
                           Director


                    By:/s/ Laura Aupperle         Date: December 21, 1995
                       --------------------------
                           LAURA AUPPERLE
                           Director

                    By:/s/ Leonard A. Neuhaus      Date: December 21, 1995
                       --------------------------
                           LEONARD A. NEUHAUS
                           Director

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                         Page(s)
                                                         -------
Report of Independent Certified Public Accountants          F-2

Report of Independent Public Accountants                    F-3

Consolidated Balance Sheets as of September 30,
     1995 and 1994                                          F-4

Consolidated Statements of Operations for the
     year ended September 30, 1995 and the nine
     months ended September 30, 1994                        F-5

Consolidated Statements of Shareholders' Equity
     (Deficit) for the year ended September 30, 1995
     and the nine months ended September 30, 1994           F-6

Consolidated Statements of Cash Flows for the year
     ended September 30, 1995 and the nine months
     ended September 30, 1994                               F-7

Notes to Consolidated Financial Statements           F-8 - F-18

Report of Independent Certified Public Accountants


   To the Board of Directors and Shareholders of Hauppauge Digital, Inc. and Subsidiaries
   Hauppauge, New York


   We have audited the consolidated balance sheet of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital, Inc. and Subsidiaries at September 30, 1995 and the results of its operations and cash flows for the year ended September 30, 1995 in conformity with generally accepted accounting principles.



   /s/ BDO Seidman, LLP
   --------------------
   BDO Seidman, LLP

   Mitchel Field, New York
   November 20, 1995

                           ARTHUR ANDERSEN LLP

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Hauppauge Digital, Inc.:

We have audited the accompanying consolidated balance sheet of Hauppauge Digital, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1994, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the nine months ended September 30, 1994. These financial statements are the responsibility of the Company's managements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital, Inc. and subsidiaries as of September 30, 1994, and the results of their operations and their cash flows for the nine months ended September 30, 1994 in conformity with generally accepted accounting principles.



                                         /s/ Arthur Andersen LLP
                                         -----------------------
                                         Arthur Andersen LLP

Melville, New York
December 2, 1994 (except with respect
 to the matter described in Note 6(b),
 as to which the date if January 10, 1995)

                  HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

         ASSETS
                                                As of             As of
                                        September 30, 1995  September 30, 1994
                                        ------------------  ------------------
CURRENT ASSETS:
Cash and Cash Equivalents (Note 1)            $1,214,940            $151,408
Accounts receivable, net of
allowance for doubtful accounts of
approximately $62,000 in 1995 and
$16,000 in 1994                                1,146,865             554,642
Inventories (Note 2)                           2,187,981             879,147
Prepaid expenses & other current assets          192,689              38,659
                                               ---------           ---------
  Total current assets                         4,742,475           1,623,856

Property, plant and equipment-
            at cost                              334,443             305,905
Less: Accumulated depreciation
      and amortization                           193,188             190,891
                                               ---------           ---------
                                                 141,255             115,014

SECURITY DEPOSITS AND OTHER ASSETS                62,085              50,637
                                              ----------          ----------
                                              $4,945,815          $1,789,507
                                              ==========          ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Short term borrowings-bank loan (Note 4)               -           $ 395,000
Accounts Payable                               2,645,268           1,766,866
Accrued expenses                                 625,174             241,829
                                               ---------           ---------
   Total current liabilities                   3,270,442           2,403,695
                                               ---------           ---------
COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY (DEFICIT) (NOTE 6)
 Common stock $.01 par value; 10,000,000 shares
  authorized, 2,756,183 and 1,280,000 issued
  and outstanding as of September 30,
  1995 and 1994                                   27,562              12,800
 Additional paid-in capital                    4,045.705             343,466
 Accumulated deficit                          (2,397,894)           (970,454)
                                              ----------           ----------
                                               1,675,373            (614,188)
                                              ----------          -----------
                                              $4,945,815          $1,789,507
                                              ==========          ==========

     See accompanying notes to consolidated financial statements

                  HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                       For the Year         For the Year Nine
                                          Ended                Months Ended
                                    September 30, 1995      September 30,1994
                                    ------------------      -----------------
NET SALES (Note 7)                        $11,551,169             $4,166,807

COST OF SALES                               9,079,245              3,313,331
PROVISION FOR INVENTORY
OBSOLESCENCE (Note 2)                         164,511                300,000
                                          -----------              ---------
  Total cost of sales                       9,243,756              3,613,331
  Gross Profit                              2,307,413                553,476

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
(Note 8)                                    2,963,360              1,621,110
RESEARCH & DEVELOPMENT
EXPENSES                                      269,888                214,174
                                           ----------             ----------
  Loss from operations                       (925,835)            (1,281,808)

OTHER INCOME (EXPENSE)
  Interest income                              50,026                  4,940
  Interest expense                            (20,233)               (34,997)
  Private placement financing
   costs (Note 6)                            (572,674)                     -
  Miscellaneous income                         41,276                 22,949
                                            ---------              ---------
  Loss before tax provision                (1,427,440)            (1,288,916)

INCOME TAX PROVISION (Note 5)                       -                 28,632
                                            ---------             ----------
  Net Loss                                $(1,427,440)           $(1,317,548)
                                          ===========            ===========
Net loss per share                        $    (.0.60)           $     (1.03)
Weighted average shares
outstanding (Note 1)                        2,382,928              1,280,000
                                          ===========            ===========

        See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
        FOR THE YEAR ENDED SEPTEMBER 30, 1995, AND THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1994


                                     <C)
                                                                   Retained
                          Common Stock            Additional       Earnings
                       -----------------
                       Number of                    Paid in       (Accumulated
                       Shares    Amount             Capital         Deficit)        Total
                       ------    ------           -----------     ------------      ------

BALANCE AT JANUARY
 1, 1994                1,280,000 12,800              80,848          347,094        440,742
  Net loss for the
   nine months ended
   September 30, 1994           -      -                   -       (1,317,548)    (1,317,548)
  Issuance of shares
   to the Company's
   legal counsel
   by principal
   shareholders (Note 6)        -      -              94,500               -          94,500
  Conversion of shareholders'
   loans to equity without
   the issuance of common
   shares (Note 6)              -      -             100,000               -         100,000
  Rent expense funded
   by principal
   shareholders (Note 8)        -      -              68,118               -          68,118
                         --------  -----             -------         -------         -------
BALANCE A SEPTEMBER,
30, 1994                1,280,000 12,800             343,466        (970,454)       (614,188)
  Net loss for the
   year ended
   September 30, 1995           -      -                   -      (1,427,440)      (1,427,440)
  Issuance of shares
   pursuant to a private
   placement offering
   (Note 6)               142,850  1,429             448,548               -          449,549
  Issuance of shares
   pursuant to the
   Company's initial
   public offering
   (Note 6)             1,333,333 13,333           3,253,690               -        3,267,023
BALANCE AT              --------- ------           ---------        --------        ---------
 SEPTEMBER 30, 1995    $2,756,183$27,562          $4,045,705     $(2,397,894)      $1,675,373
                        ========= ======          ==========     ============      ==========


      See accompanying notes to consolidated financial statements


                 HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    CONDENSED STATEMENTS OF CASH FLOWS

                                         For the Year      For the Year Nine
                                           Ended             Months Ended
                                       September 30, 1995   September 30,1994
                                       ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(1,427,440)       $(1,317,548)
Adjustments to reconcile net loss to         ------------       ------------
 net cash used in operating activities:
  Depreciation and amortization                    33,693             21,459
 Provision for uncollectible receivables           49,200             15,925
 Provision for system board obsolescence          164,511            300,000
 Private placement financing costs                572,674                  -
 Rent expense funded by principal
  shareholders                                          -             68,118
 Legal expense incurred in connection with
 the issuance of common shares to legal
 counsel                                                -             94,500
Increase (decrease) in cash resulting from
changes in operating assets and liabilities:
 Accounts receivable                             (641,420)           182,347
    Inventories                                (1,473,342)           (37,218)
 Prepaid expenses and other
  current assets                                 (154,030)           (11,704)
 Accounts payable                                 878,402            281,934
 Accrued expenses                                 383,345             44,752
                                                 --------            -------
                                                 (186,967)           960,113
                                               ----------           --------
 Net cash used in operating activities         (1,614,407)          (357,435)
                                               ----------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property,
  plant and equipment                             (57,749)            (4,817)
 Purchase of software rights                      (13,156)                 -
 Security deposits                                   (483)                 -
                                                ---------            -------
    Net cash used in investing
     activities                                   (71,388)            (4,817)
                                                 --------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private
  placement offering                              477,304                  -
Net proceeds from initial
  public offering                               3,267,023                  -
Principal payment on bank loan                   (395,000)                 -
Principal payment on private placement
  bridge loan                                    (600,000)                 -
   Net cash provided by                         ---------             ------
    financing activities                        2,749,327                  -
   Net increase (decrease)                      ---------           --------
    in cash and cash equivalents                1,063,532           (362,252)
CASH AND CASH EQUIVALENTS,
  beginning of period                             151,408            513,660
CASH AND CASH EQUIVALENTS, end of period       $1,214,940          $ 151,408
                                               ==========          =========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                   $46,206            $11,033
                                               ==========          =========
  Income taxes paid                               $19,322            $ 6,071
                                               ==========          =========
        See accompanying notes to consolidated financial statements
                              F-7

                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Hauppauge
Digital, Inc. and its two wholly owned subsidiaries, Hauppauge Computer
Works, Inc. and HCW Distributing  Corp., as well as Hauppauge Computer Works,
GMBH and Hauppauge Computer Works, Ltd., both wholly owned subsidiaries of Hauppauge Computer Works, Inc. (collectively, the "Company"). All intercompany accounts and transactions have been eliminated.

Change in Fiscal Year

     Effective September 30, 1994, the Company changed its fiscal year end from December 31 to September 30. The comparative financial information for September 30, 1994, presented on the consolidated balance sheet, statements of operations, shareholders' equity (deficit) and cash flows are for the nine months ended September 30, 1994. Comparative condensed income statement data for the year ended September 30, 1995 compared to the unaudited results for the year ended September 30, 1994 is presented below:

                                                   Years Ended September 30,
                                                    1995              1994
                                                                   (Unaudited)
                                                  ------------     -----------
Net Sales.....................                    $ 11,551,169     $  6,458,498
Gross Profit..................                    $  2,307,413     $  1,134,517
Net operating loss............                    $   (925,835)    $ (1,309,241)
Loss before tax provision.....                    $ (1,427,440)    $ (1,305,531)
Net (Loss)....................                    $ (1,427,440)    $ (1,334,909)

Nature of Business

     The Company is primarily engaged in the design, manufacture and selling of Win/TV digital video computer boards. Win/TV boards convert moving video images from cable TV, video cameras or a VCR to a digital format which is displayed in a sizable window on a PC monitor. These video images can be viewed simultaneously with normal PC operations such as word processing programs and spreadsheet applications. The Win/TV board is marketed worldwide through distributors, original equipment manufacturers and manufacturers' representatives. Net sales to international and domestic customers were approximately 70% and 30%, respectively, of total sales for the year ended
September 30, 1995, and 45% and 55%, respectively, of total sales for the nine months ended September 30, 1994. Although the Company believes it operates in one industry segment, it does not believe that it has a material







                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Nature of business-continued

concentration of credit risk either from an individual counterparty or a group of counterparties, due to the large and diverse user group for its products. Substantially all of the Company's assets are located in the United
States.

Net sales to international customers consist of:

                        Year ended            Nine months ended
Sales to:           September 30, 1995       September 30, 1994
--------            ------------------       ------------------
United Kingdom             22%                       21%
Germany                    20%                        5%
The Netherlands             5%                        -
Other countries            23%                       19%
                           ---                       ---
                           70%                       45%
                           ===                       ===

Cash and Cash Equivalents

     For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Revenue Recognition

     The Company records revenue when its products are shipped.

Warranty Policy

     The Company warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial retail purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company or an authorized repair agent. The Company accrues anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale.

Inventories

     Inventories are valued at the lower of cost (principally average cost) or market. A reserve has been provided to reduce obsolete and/or excess inventory to its net realizable value.







                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property, Plant  and Equipment

     Depreciation of machinery and equipment and amortization of leasehold improvements is provided for using both accelerated and straight line methods over the estimated useful lives of the related assets as follows:

     Office Equipment and Machinery:    5 to 7 years
     Leasehold improvements:            Asset life or lease term,
                                        whichever is shorter


Income Taxes

     For the fiscal year ended September 30, 1994, the Company filed separate corporate income tax returns for Hauppauge Digital, Inc., Hauppauge Computer
Works, Inc. and HCW Distributing Corp.. During 1995, Hauppauge Computer
Works, Inc. and HCW Distributing Corp. filed an election, which was approved by the state and federal tax authorities, to change their tax reporting year to September 30. Effective for the year ended September 30, 1995, the Company will file a consolidated income tax return.

     The Company follows the liability method of accounting for income taxes as prescribed by Statement No. 109 of the Financial Accounting Standards
Board ("FAS 109"). Under FAS 109, deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements. The
Company has not recorded a deferred tax asset or liability for state and local tax purposes due to the immaterial effect on the financial statements.

Foreign Currency Transactions

     The Company sells products and services to foreign customers. Revenues and expenses are recorded in U.S. dollars at the current exchange rate at the time of the transaction. Gains and losses due to the changes in exchange rate are recorded in the statement of operations.

Net Loss per Share

     Net loss per share has been computed on the basis of weighted average number of common shares outstanding for each period presented. Included in the 1995 year end computation were 142,850 and 1,333,333 shares issued through a private placement offering and an IPO (See Note 6).








                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share-continued

     Weighted average shares outstanding for the year ended September 30, 1995 were 2,382,928. Weighted average shares for the nine months ended
September 30, 1994 were 1,280,000.

     The effect of including warrants as common stock equivalents results in a reduction of the loss per share. Therefore, the warrants are not included as a component of the weighted average shares outstanding.

2.  INVENTORIES

     Inventories consist of the following:

                                         September 30,
                                    1995               1994
                                ----------           --------
     Component Parts            $  738,846           $444,640
     Work in Process               974,706            316,739
     Finished Goods                474,429            117,768
                                 ---------           --------
                                $2,187,981           $879,147
                                ==========           ========
     During June of 1994, the Company's management observed that the System
Board product line sales volume had declined at a much faster pace than expected, to a point where it appeared likely that the Company would have to offer such items at significant discounts to the public, and therefore it would not fully recover its original investment in such inventory. On June
15, 1994 because of the continued sales declines and certain market developments, the Company decided to de-emphasize the marketing of its PC system boards product line in favor of the newer Win/TV boards and, as a result, recorded a reserve for inventory obsolescence in the amount of
$300,000. Such amount has been reflected separately in the statement of operations for the year ended September 30, 1995 and the nine months ended
September 30, 1994. A reserve of approximately $165,000 was charged to operations for 1995.

    3.  PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment at cost less accumulated depreciation:
                                           1995          1994
                                        -------       -------
     Office Equipment and Machinery    $308,787      $280,972
     Leasehold Improvements              25,656        24,933
                                        -------       -------
                                        334,443       305,905
     Less: Accumulated depreciation     193,188       190,891
                                        -------       -------
             Total                     $141,255      $115,014





                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  SHORT TERM BORROWINGS - BANK LOAN

     The Company had a $500,000 line of credit from Shawmut Bank from August
15, 1991 to September 30, 1992. The terms of the credit line provided for monthly interest payments on the outstanding balance at 1/2% above the bank's prime interest rate and a 1/2% per annum fee on the unused portion of the line. The line was secured by the Company's accounts receivable and the personal guarantees of the principal shareholders, who are also the founders and principal executive officers of the Company. The line matured on September 30, 1992 and was not renewed. At September 30, 1994, the outstanding balance was $395,000 and the line was considered a matured facility by the bank. Although the Company had defaulted on certain financial covenants, Shawmut agreed not to call the loan provided that the Company pay
Shawmut 1) $50,000 from the proceeds of the private placement described in
Note 6, and 2) pay the remaining principal plus any accumulated interest, fees and costs in full by January 31, 1995 from the proceeds of the IPO.

     The Company, from the proceeds of the private placement, made a payment of $50,000 in October 1994. The Company also made a payment of $12,000 in December 1994. On January 19, 1995, the Company paid $362,631 to Shawmut from the proceeds of the IPO. Subsequent to the payment, Shawmut notified the Company that additional legal fees and costs were due, and the payment was first applied to these remaining amounts, resulting in unpaid principal to Shawmut of approximately $28,900. On September 29, 1995, the Company paid
$17,500 to Shawmut in settlement of the disputed outstanding balance.


5.  INCOME TAXES

     The income tax provision consists of the following:

                                             September 30,
                                          1995           1995
                                          ----           ----
     Federal income tax provision      $     -       $     -
     Tax settlement-Federal                  -          17,000
     State income tax provision           4,420          8,732
     Tax settlement-State                    -           2,900
     Tax benefit-overstated liability    (4,420)             -
                                         ------       --------
                                       $     -       $  28,632
                                         ------       --------
     During 1994, the Long Island Appeals office of the Internal Revenue
Service proposed a settlement in the amount of $17,000 plus interest, related to income tax deficiencies in connection with the Company's tax filings for its years ended December 31, 1988 to 1990. The Company, in recognition of





                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes-continued

this proposal, recorded in 1994 an income tax provision of $19,900 and a charge to interest expense of $13,100. In 1995 the Company accepted the proposal and paid $17,000 in taxes and $13,207 in interest to the Internal
Revenue Service.

     Components of deferred taxes are as follows:
                                               September 30,
                                           1995            1994
Deferred tax assets:                       ----            ----
  Net operating loss carryforwards       $574,945       $361,085
  Inventory obsolescence reserve          157,930        102,000
  Warranty reserve                         20,400              -
  Allowance for doubtful accounts          16,728              -
                                          -------        -------
Total deferred tax assets                 770,003        463,085
  Valuation allowance                    (770,003)      (463,085)
                                          -------        -------
Net deferred tax assets                 $       -        $     -
                                          -------        -------
The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. The change in valuation allowance for the year ended September 30, 1995 and 1994 is as follows:

                                                 1995      1994
                                                 ----      ----
Balance at the beginning of the year          $463,085  $ 76,068
Increase in non utilization of net
  operating loss carryforwards                 213,860   285,017
Increase in reserve for inventory
  obsolescence                                  55,930   102,000
Increase in warranty reserve                    20,400         -
Increase in allowance for doubtful accounts     16,728         -
                                              --------  --------
Balance at the end of the year                $770,003  $463,085
                                              ========  ========

     As of September 30, 1995, the Company had net operating losses, (which expire in the years through 2010), of $1,690,228 available to offset future taxable income. Due to the change in control which resulted from the Company's January 10, 1995 initial public offering of stock, (Note 6),
$1,344,228 of the net operating losses are subject to limitations per Internal Revenue code section 382. The Company's carryforward utilization of these restricted net operating losses is limited to $275,386 per year. Net operating losses of $346,000, which occurred after January 10, 1995, are unrestricted and can be utilized without limitation.



                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income taxes-continued

     The difference between the actual income tax provision (benefit) and the tax provision computed by applying the Federal statutory income tax rate to the loss before income tax is attributable to the following:

                                              September 30,
                                          1995            1994
                                          ----            ----
     Income tax (benefit) at 34%       $(485,330)      $(438,231)
      Loss producing no tax benefit      485,330         438,231
          tate income taxes                4,420           8,732
     IRS settlement                        -              19,900
     Tax benefit-overstated liability     (4,420)              -
                                        --------        --------
       Income tax provision            $      -        $  28,632
                                       =========       =========
6.  SHAREHOLDERS' EQUITY

a. Private Placement

     Through a private placement offering consummated on October 12, 1994, for gross proceeds of $600,000, the Company issued $600,000 in principal amount of 5%, $25,000 promissory notes and such number of units comprised of the Company's common stock and Class A redeemable common stock purchase warrants as shall equal $18,750 divided by the IPO unit price of $3.15. The resulting 142,850 units of common stock is determined by dividing $18,750 by the offering price of $3.15 per unit and multiplying that result by 24 private placement units ($600,000 divided by $25,000 per unit), rounded to exclude fractional shares. These units were issued in conjunction with the IPO, effective January 10, 1995 (Note 6, Initial Public Offering-IPO). The promissory notes were subject to mandatory prepayment from the proceeds of any public or other private offering of the Company's debt or equity securities. On January 17, 1995, the $600,000 plus accrued interest of $7,910 was repaid. All the units issued to the former noteholders have been registered with the Securities and Exchange Commission concurrently with the IPO.

A summary of the application of the net proceeds (approximately $477,000) is listed below:

       Payment of loan to Shawmut Bank   $   50,000
       Partial expenses of IPO              122,000
       Purchase of inventory, reduction
          of trade payables and general
          working capital purposes          305,000
                                            -------
                                           $477,000
                                           ========




                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



a. Private Placement-continued

     Based on certain factors such as: 1) the nature of the borrowing, 2) the Company's financial position and 3) the economic environment, the 5% interest rate on the promissory notes did not reflect the effective financing costs when considering the value of the units of common stock and warrants issued.
Accordingly, $449,978 (the value of 142,850 units at the IPO price of $3.15) has been charged to operations under the caption "Private Placement Financing
Costs" in the year ended September 30, 1995. Additionally, $122,696 of fees and costs relating to the private placement were charged to operations within the same caption in the year ended September 30, 1995.

b. Initial Public Offering (IPO)

     Effective January 10, 1995 the Company completed an IPO of securities.
The Company sold 1,333,333 units at $3.15 per unit. Each unit consisted of one share of $.01 par value common stock and one Class A redeemable stock purchase warrant. Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of $3.75 per share, subject to adjustments for anti-dilution provisions in certain circumstances, for a four-year period commencing one year after the January 10, 1995 effective date and expiring January 9, 2000. The warrants are redeemable by the Company, in whole or in part at a price of $.10 per warrant, commencing one year after the effective date (or sooner with the consent of the Underwriter), in accordance with a Warrant Agreement between the Company, its Warrant Agent and the Underwriter. For the period of 180 days after the date of the Prospectus (January 10, 1995), which period could have been terminated sooner with the sole consent of the Underwriter, the warrants were neither detachable, separately tradeable nor transferable from the common stock with which they were issued. On April 20, 1995 the Underwriter consented to accelerate the separation date. The Company's units were split into Common
Stock and Class A Warrants. The Common Stock and Class A Warrants began trading separately on April 25, 1995.

     As part of the offering, the Company sold to the Underwriter, for a nominal fee of $10, the Underwriter's Unit Purchase Option, which entitles the Underwriter to purchase 133,333 units at an exercise price of $4.41 (140% of the offering price) for a period of four years, commencing one year after the January 10, 1995 effective date. The units are identical to those offered to the public.









                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENT

b. Initial Public Offering (IPO)-continued

     The Company and the Underwriter have entered into a two year Consulting
Agreement. The Consulting Agreement obligates the Company to pay the Underwriter a fee of $72,000, of which $36,000 was paid upon the closing of the offering, and $3,000 per month for the twelve month period subsequent to the closing.

     The net proceeds received by the Company after deducting Underwriter discounts and commissions plus expenses of the IPO were $3,267,023.


c. Incentive Stock Option Plan

     In August 1994, the Company adopted an Incentive Stock Option Plan
("ISO"), as defined in section 422(A) of the Internal Revenue Code, as amended, reserving 200,000 shares of common stock for issuance under the ISO.
Pursuant to the ISO, options may be granted for up to ten years with exercise prices during the first two years subsequent to the IPO being the greater of the IPO offering price per unit ($3.15) or the fair market value of the common stock at the date of the grant. After the initial two year period, the option price shall be no less than the fair market value of the stock on the date the options are granted. To date, no options have been granted under the ISO.

d. Conversion of Shareholders Loans Payable to Shareholders' Equity

     During 1994, the founders of the Company converted $100,000 of loans payable to them into additional paid in capital, without the issuance of additional stock.

e. Issuance of Common Stock to Company's Legal Counsel

     In August 1994, the founders of the Company transferred 30,000 shares of common stock to the Company's legal counsel, or their designees, for no cash consideration. The Company valued the stock at the IPO offering price and recorded legal expense and additional paid in capital of $94,500 for the nine months ended September 30, 1994.

f.  Change in Company Ownership

     On August 2, 1994, prior to the IPO, Hauppauge Digital, Inc., a Delaware
Corporation, was incorporated with 10,000,000 authorized common shares, $.01 par value and became the parent of two wholly owned subsidiaries - Hauppauge
Computer Works, Inc. and HCW Distributing Corp.. The Company's executive offices and operations remained at its Hauppauge, New York location. The two









                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENT


f.  Change in Company Ownership-continued

existing shareholders at the time, who were also the founders of the Company, exchanged all of the issued and outstanding shares of Hauppauge Computer
Works, Inc. and HCW Distributing Corp. for 1,280,000 shares of Hauppauge
Digital, Inc. common stock, which on August 2, 1994 represented all of the outstanding shares of Hauppauge Digital, Inc..

7.  SIGNIFICANT CUSTOMER INFORMATION

     Significant customers for the year ended September 30, 1995 and the nine months ended September 30, 1994 are as follows:

                                         Percentage of Net Sales
                                               September 30,
                                           1995         1994
                                           ----         ----
     Reuters                                17%          18%
     Satellite Transmissions                 1%          11%
     ESCOM                                   8%           -

8.  RELATED PARTY TRANSACTIONS

     The Company, on February 1, 1990, entered into a long term lease agreement for a building containing office and warehouse space located in Hauppauge, New York. The building is owned through a real state partnership by the two founders of the Company, who currently hold the positions of Chief
Executive Officer and President. The indebtedness incurred by the owners to purchase the building is guaranteed by the Company. As of September 30, 1995 and 1994, the outstanding mortgage balance was $1,260,543 and $1,330,375, respectively. The lease expires on January 31, 2009 and provides for rent increases of 5% per year. Annual lease payments are as follows:

     Year ended September 30,
     ------------------------
               1996                      $  306,627
               1997                         321,958
               1998                         338,056
               1999                         354,959
               2000                         372,706
               Thereafter                 3,923,480
                                          ---------
                                         $5,617,786
                                          =========






                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Related Party Transactions-continued

     Rent expense totaled approximately $292,025 and $211,954 for the twelve months and nine months ended September 30, 1995 and 1994, respectively.
During 1994, the Company received $68,118 in rent concessions. This amount was charged to rent expense and as a contribution to additional paid in capital. The Company pays the real estate taxes and is responsible for normal building maintenance.

9.  CONTINGENCIES

a.  Litigation

     In the normal course of business, the Company is a party to various claims and/or litigation. Management and the Company's legal counsel believe that the settlement of all such claims and or/litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

b.  Employment Contracts

     On January 10, 1995, the effective date of the IPO, the Company's president and chief executive officer entered into a three year employment agreement with the Company. The agreements each provide for an annual salary of $60,000 during the first year, $80,000 during the second year and $100,000 during the third year. The agreements also provide for a reasonable auto allowance, term life insurance, medical insurance and certain other benefits as is standard for employees of the Company. In addition, the president and chief executive officer were granted an option to purchase 150,000 shares of the Company's common stock. Such options are exercisable for ten years at $3.15 per share, (which was the IPO price), only after the Company attains certain specified pre tax income levels.



















                                F-18


