Form 10QSB
period 1995-12-31
HAUPPAUGE DIGITAL INC
filed 1996-01-25
CIK 930803

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C., 20459

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

                       Commission file number   1-13550

                        HAUPPAUGE DIGITAL, INC.
         (Exact name of registrant as specified in its charter)

             DELAWARE                                      11-3227864
(State or other jurisdiction of                        (I.R.S. Employer)
incorporation or organization)

                91 Cabot Court, Hauppauge, New York 11788
                 (Address of principal executive offices)

                              (516) 434-1600
                       (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.             YES   X                  NO
                                  ----                   -----
As of January 22, 1996, 2,756,183 shares of .01 par value Common Stock of the registrant were outstanding.

Index Schedule found on Page No. 11

Page 1  of 12 pages.

                   HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                             Page No.

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

         Condensed Consolidated Balance Sheets-
           December 31, 1995 and September 30, 1995               3

         Condensed Consolidated Statements of Operations-
           Three Months ended December 31, 1995 and 1994          4

         Condensed Consolidated Statements of Cash Flows-
           Three Months ended December 31, 1995 and 1994          5

         Notes to Condensed Consolidated Financial
           Statements                                           6-8


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 9-10


PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                       12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              As of
                                         December 31, 1995       As of
                                          (Unaudited)       September 30, 1995
CURRENT ASSETS:                            -----------       ------------------
    Cash                                     $  657,840           $1,214,940
    Accounts receivable, net of allowance
     for doubtful accounts                    1,498,136            1,146,865
    Inventories (Note 2)                      2,912,242            2,187,981
    Prepaid expenses and other
     current assets                             144,057              192,689
                                              ---------             ---------
               Total current assets           5,212,275            4,742,475
                                              ---------             ---------
    Property, plant and equipment-at cost       337,893              334,443
    Less: Accumulated depreciation
     and amortization                           201,744              193,188
                                               --------             ---------
                                                136,149              141,255
                                              ---------             ---------
SECURITY DEPOSITS AND OTHER ASSETS               61,208               62,085
                                              ---------             ---------
                                             $5,409,632           $4,945,815
                                             ==========            ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                           2,828,338            2,645,268
   Accrued expenses                             703,294              625,174
                                             ----------            ----------
             Total current liabilities        3,531,632            3,270,442
                                             ----------            ----------
SHAREHOLDERS' EQUITY
   Common stock $.01 par value;
    10,000,000 shares authorized,
    2,756,183 issued and outstanding
    as of December 31, 1995
    and September 30, 1995                       27,562               27,562
   Additional paid-in capital                 4,045,705            4,045,705
   Accumulated deficit                       (2,195,267)          (2,397,894)
                                              ---------            ---------
                                              1,878,000            1,675,373
                                              ---------            ---------
                                             $5,409,632           $4,945,815
                                              =========           ==========


            See notes to condensed consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Three       For the Three
                                         Months Ended         Months Ended
                                       December 31, 1995     December 31, 1994
                                          (Unaudited)          (Unaudited)
                                          -----------          -----------

SALES                                       $4,510,217          $2,153,805

COST OF SALES                                3,468,809           1,679,999
                                            ----------          ----------
    Gross Profit                             1,041,408             473,806

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   747,060             616,558
RESEARCH & DEVELOPMENT EXPENSES                 93,877              41,778
                                             ---------          ----------
    Income (loss) from operations              200,471            (184,530)

OTHER INCOME (EXPENSE):
  Interest income (expense), net                 9,816             (13,593)
  Private placement financing costs (Note 4)         -            (572,674)
  Miscellaneous income                           2,340               3,670
                                              --------            --------
    Income (loss) before income
     tax provision                             212,627            (767,127)

INCOME TAX PROVISION (Note 5)                   10,000                   -
                                              --------             --------
      Net income (loss)                       $202,627            ($767,127)
                                              ========            =========
Net income (loss) per share                      $0.07               ($0.55)
                                              ========            =========
Weighted average shares outstanding (Note 3) 2,756,183            1,405,770
                                             =========            =========





            See notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the three       For the three
                                        Months Ended        Months Ended
                                     December 31, 1995   December 31, 1994
                                        (Unaudited)          (Unaudited)
                                         ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit, (loss)                         $202,627           ($767,127)
                                             --------            --------
Adjustments to reconcile net loss to
   net cash (used in) provided by
    operating activities:
   Depreciation and amortization                9,433               7,283
   Provision for uncollectible
    accounts receivable                         5,000              10,000
   Provision for system board obsolescence     10,000              20,000
   Private placement financing costs                -             572,674
Increase (decrease) in cash resulting from
   changes in operating assets and liabilities:
   Accounts receivable                       (356,271)           (542,659)
   Inventories                               (734,261)           (333,480)
   Prepaid expenses and other current assets   48,632             (29,858)
   Deferred registration costs                      -            (204,777)
   Accounts payable                           183,070             746,861
   Accrued expenses                            78,120              83,825
                                              -------             -------
                                             (756,277)            329,869
                                              -------             -------
     Net cash used in operating activities   (553,650)           (437,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment  (3,450)                  -
    Purchase of software rights                     -             (13,158)
    Security deposits                               -                (483)
                                                -----             -------
     Net cash used in investing activities     (3,450)            (13,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement offering        -             477,304
Principal payment on bank loan                      -             (50,000)
                                                -----             -------
     Net cash provided by financing activities      -             427,304
                                                -----             -------
        Net decrease in cash                 (557,100)            (23,595)
CASH, beginning of period                   1,214,940             151,408
                                            ---------             -------
CASH, end of period                          $657,840            $127,813
                                            =========            ========
SUPPLEMENTAL DISCLOSURES:
   Interest paid                                    -              $7,000
                                            =========             =======
   Income taxes paid                           $4,286              $1,053
                                            =========             ========

            See notes to condensed consolidated financial statements

               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the quarterly financial results for the period have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 1995 Form 10-KSB.

     The operating results for the three months ended December 31, 1995 are not necessarily indicative of the results to be expected for the September 30, 1996 year end.

NOTE 2.  INVENTORIES

     Inventories have been valued at the lower of average cost or market. The components of inventory at December 31, 1995 and September 30, 1995 consist of:

                                 December 31,      September 30,
                                    1995               1995
                                    ----               ----
     Component Parts            $  983,417         $  738,846
     Work in Progress            1,297,351            974,706
     Finished Goods                631,474            474,429
                                 ---------          ---------
                                $2,912,242         $2,187,981
                                 =========          =========

NOTE 3.  NET INCOME (LOSS) PER SHARE

     Net income and loss per share have been computed on the basis of weighted average common shares outstanding for each period presented.

               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

Net income (loss) per share - continued
     Weighted average shares outstanding listed below were used in the per share computation:

                       Three Months Ended
                           December 31,
                        1995         1994
                        ----         ----
                     2,756,183    1,405,770

During the quarter ended December 31, 1995, the Company's stock did not trade at an average price that was in excess of the exercise price for the Company's Class A warrants. Therefore, the warrants, which in certain circumstances are considered as a component of weighted average shares outstanding, were not included in the calculation of weighted average shares. The Company has 1,476,183 Class A Warrants outstanding, exercisable at $3.75 per share, commencing January 10, 1996 and expiring on January 9, 2000.

NOTE 4.  PRIVATE PLACEMENT FINANCING COSTS

     Through a private placement offering consummated on October 12, 1994, for gross proceeds of $600,000, the Company issued $600,000 in principal amount of promissory notes bearing interest at 5% per annum and such number of units comprised of the Company's common stock and class A redeemable common stock purchase warrants as shall equal $18,750 divided by the IPO unit price of $3.15. The resulting 142,850 units of common stock is determined by dividing $18,750 by the offering price of $3.15 per unit and multiplying that result by 24 private placement units ($600,000 divided by $25,000 per unit), rounded to exclude fractional shares. These units were issued in conjunction with the Company's January 10, 1995 initial public offering (IPO). The promissory notes were subject to mandatory repayments. On January 17, 1995, the $600,000 plus accrued interest of $7,910 was repaid. All the units issued to the former noteholders were registered with the Securities and Exchange Commission concurrently with the IPO.

     It was the opinion of management, based on certain factors such as:
1) the nature of the borrowing, 2) the Company's financial position and
3) the economic environment, that the 5% interest rate on the promissory notes did not reflect the effective financing costs when considering the value of the units of common stock and warrants issued. Accordingly, $449,978 (the value of 142,850 units at the IPO price of $3.15) was charged to operations under the caption "Private Placement Financing Costs" in the quarter ended December 31, 1994. Additionally, $122,696 of fees and costs relating to the private placement were charged to operations within the same caption in the quarter ended December 31, 1994.

               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


NOTE 5.  INCOME TAXES

     Income taxes are based on annualized statutory rates for federal and state income taxes. The provision for income taxes reflects the effect of restricted and unrestricted net operating loss carryforwards adjusted for the applicable federal and state alternative minimum tax provisions.

ITEM 2.         Management's Discussion and Analysis of
             Financial Condition and Results of Operations

    Results of Operations

Three Month Period ended December 31, 1995 versus December 31, 1994

     Net sales for the three months ended December 31, 1995 were $4,510,217, compared to $2,153,805 for the comparable period in the prior fiscal year, resulting in an increase of $2,356,412 or 109%. The increase in sales was primarily due to the investment of the IPO proceeds during the prior fiscal year in increased marketing and production capabilities. Market share was gained through intensified marketing and the ability of the Company to procure additional inventory and expand production sources enabled the Company to meet the increased sales demand.

     Net sales of the Company's products are summarized as follows:

                        Three Months Ended December 31, Increase
                           1995          1994       (Decrease)%
                           ----          ----       -----------
System Sales           $  402,576     $  277,510         45
Win/TV Boards           4,107,641      1,876,295        119
                        ---------      ---------        ---
Total Company Sales    $4,510,217     $2,153,805        109
                        =========      =========

Unit sales of Win/TV boards, the Company's digital video product line, increased to approximately 20,000 as compared to approximately 7,300 for the corresponding prior year's quarter, resulting in an increase of 173%. Sales to domestic customers for the three month period were 33% of net sales for the current year and 36% for the prior year. Sales to international customers, which were primarily in U.S. Dollars, were 67% of net sales for the current year and 64% for the comparable period of last year.

     Gross profit increased to $1,041,408 from $473,806, an increase of $567,602 or 120% over the prior year's first fiscal. The gross profit percentage increased to 23% as compared to 22% for the three months ended December 31, 1994. The increase in the margin percentage was due to lower component costs resulting from the economies gained by purchasing larger volumes of inventory plus fixed production labor costs absorbed over a greater number of units, which lowered labor costs per unit.

     Though selling, general and administrative expenses increased $130,502 over the last year's first fiscal quarter, they declined to 17% of revenue in the current three month period compared to 29% of revenue for the three months ended December 31, 1994. The increase in expenses was primarily due to increased sales and marketing expenses of $98,143, mainly due to intensified marketing programs for advertising and trade shows plus increased commissions because of higher sales, and higher general and administrative expenses of $47,903, mainly for increased compensation costs for new personnel and wage increases plus increased rent expense.

     Research and development expenses increased $52,099, or approximately 125%. The increase was due to the infusion of new capital from the Company's January 1995 IPO, which was used to expand the Company's engineering research and development resources to enhance current products and further develop future product lines.


      The Company had net other income of $12,156 for the December 31, 1995 three month period as opposed to net other expense of $582,597 for the corresponding three months of the preceding fiscal year. The increase
to net other income was primarily due to the   non recurring private
placement financing costs of $572,674 charged to operations in the prior year's first fiscal quarter plus higher current quarter interest earned.

     As a result of all the above, the Company recorded a net profit after taxes for the three months ended December 31, 1995 of $202,627 or $0.07 per share as opposed to a net loss after taxes (which taxes for the prior year were nominal) of ($767,127) or ($0.55) per share.


Liquidity and Capital Resources

     The Company had a net cash position of $657,840, working capital of $1,680,643 and shareholders' equity of $1,878,000 as of December 31, 1995. For the three months ended December 31, 1995, $756,277 was used to fund operating activities. The major components of cash usage were $356,271 invested in accounts receivable and $734,261 invested in inventories due to the increase in sales and production offset by an increase in cash sources due to the quarterly net profit of $202,627 plus $261,190 of operations funded through accounts payable and accrued expenses.

     The Company believes that its prior year external financing plus its internally generated cash flow will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months.

PART II. OTHER INFORMATION




Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits

                 None


         (b) Reports on Form 8-K

                 None

                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HAUPPAUGE DIGITAL, INC.
                                    -----------------------
                                          Registrant




Date: January 24, 1996                 By /s/ Kenneth Plotkin
                                         --------------------
                                         KENNETH PLOTKIN
                                         Vice President and
                                         Chief Executive Officer





Date: January 24, 1996                By /s/ Gerald Tucciarone
                                         ---------------------
                                         GERALD TUCCIARONE
                                         Treasurer and Chief
                                         Financial Officer