Form 10KSB/A
period 1995-09-30
HAUPPAUGE DIGITAL INC
filed 1996-04-05
CIK 930803

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB/A
                         AMENDMENT No. 1

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended September 30, 1995
                          ------------------
OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________ to ___________

     Commission File No. 1-13550
                         -------
                     HAUPPAUGE DIGITAL, INC.
          ----------------------------------------------
          (Name of small business issuer in its charter)

            DELAWARE                                11-3227864
- -------------------------------                   ----------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

      91 Cabot Court, Hauppauge, New York           11788
     ----------------------------------------    ----------
     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (516) 434-1600
                                                   --------------
Securities registered pursuant to Section 12 (b) of the Act:

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
                   YES  X                NO
                       ---                 ---
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

                             PART II

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

     Net sales of the Company's products are summarized as follows:

                                   Nine months
                    Year ended     September 30,       Increase
                         1995           1994           (Decrease)%
                       --------       -------          -----------
System Boards       $   792,857    $1,208,573             (34)
Win/TV Boards        10,758,312     2,958,234             264
                     ----------     ---------             ---
Total Net Sales     $11,551,169    $4,166,807             177
                     ==========     =========
     Unit sales of Win/TV boards, the Company's newest product line, increased to approximately 41,600 as compared to approximately 8,800 for the prior nine month period, resulting in an increase of 375%. Sales to domestic customers for the year ended September 30 were 30% of net sales for the current year and 55% for the nine months ended September 30, 1994. Sales to international customers, which were primarily in U.S. Dollars, were 70% of net sales for the current year and 45% for the nine months ended September 30, 1994.

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

     Though selling, general and administrative expenses for the year ended September 30, 1995 increased $1,529,910 over the nine month period ended September 30, 1994, they declined to 27% of net sales in fiscal 1995 compared to 39% of net sales for the nine months ended September 30, 1994. The increase in expenses was primarily due to increased sales and marketing expenses, strategically implemented to obtain worldwide penetration, of $701,407, consisting primarily of increases for advertising and trade shows of $487,448 and increased commissions of $156,531 resulting from higher sales; technical support costs and receiving and shipping costs increased $55,322 and $66,062 respectively, mainly due to the increased support and freight costs needed to handle the 375% increase in unit board sales, plus higher administrative costs mainly due to increased professional services costs and stock exchange listing fees associated with becoming a publicly traded company of $89,370, consulting fees of $57,000, which includes $27,000 paid to the Underwriter. In addition, $187,660, which represents the excess of the fair market value over the price of the shares sold relating to a July 1995 sale of 99,740 shares owned by the principal shareholders and sold for $0.03 per share to certain key employees, was charged to operations as additional compensation. This compensation charged to operations by reason of the stock sold by the principal shareholders had no net effect upon shareholders equity as of September 30, 1995 and no impact upon future operations of the Company.

     Research and development expenses increased $55,714, or approximately 26%. The increase was due to the infusion of new capital generated by the IPO which enabled the Company expand its research and development resources to further the implementation of existing product lines and develop new product lines.

      The Company had net other expense of $409,583 for the year ended September, 30, 1995 as opposed to net other expense of $7,108 for the nine months ended September 30, 1994. The increase in expense was primarily due to the cash expenses of the Private Placement Offering, $30,674, and the underlying value of the units issued, $449,978 (142,850 shares valued at the IPO price of $3.15) which were charged to expense under the caption "Private Placement Financing Costs" (See Note 6 to the attached financial statements), offset somewhat by higher interest income.

     In light of the above, the Company experienced a decrease in the net loss from operations of $168,313 for the year ended September 30, 1995. Due to the nonrecurring charge of $480,652 for private placement financing costs incurred during 1995, the net loss increased $205,530 when compared to the nine months ended September 30, 1994.

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

Liquidity and Capital Resources

     The Company had a net cash position of $1,214,940, working capital of $1,472,033 and shareholders' equity of $1,675,373 as of September 30, 1995. On January 10, 1995, the Company completed a public offering of stock. The net proceeds received from the offering were $3,267,023. In addition the Company received net proceeds of $477,304 from a Private Placement Offering consummated during October 1994, pursuant to which unaffiliated third parties loaned the Company $600,000 (See Note 6 of the attached financial statements). For the year ended September 30, 1995, $1,614,407 was used to fund operating activities, with $2,268,792 invested in current assets offset by $1,261,747 of operations funded through accounts payable and accrued expenses. The Company used $71,388 to acquire capital assets. Funds of $395,000 and $600,000 were disbursed from the proceeds of the public offering to extinguish bank and private placement debt.

      The Company believes that the proceeds from the public offering and its internally generated cash flow will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months.

Item 7.   FINANCIAL STATEMENTS.

          See Consolidated Financial Statements annexed hereto.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                         Page(s)
Report of Independent Certified Public Accountants          F-2
Report of Independent Public Accountants                    F-3

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

Notes to Consolidated Financial Statements           F-8 - F-19

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



   /s/ BDO Seidman, LLP
   --------------------
   BDO Seidman, LLP

   Mitchel Field, New York
   November 20, 1995, except for
    Note 10 for which the date is
    March 20, 1996

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



                                         /s/ Arthur Andersen LLP
                                         -----------------------
                                         Arthur Andersen LLP

Melville, New York
December 2, 1994 (except with respect
 to the matter described in Note 6(b),
 as to which the date iS January 10, 1995)

                  HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

         ASSETS
                                                As of             As of
                                        September 30, 1995  September 30, 1994
                                        ------------------  ------------------
CURRENT ASSETS:
Cash and Cash Equivalents (Note 1)            $1,214,940            $151,408
Accounts receivable, net of
allowance for doubtful of accounts
approximately $62,000 in 1995 and
$16,000 in 1994                                1,146,865             554,642
Inventories (Note 2)                           2,187,981             879,147
Prepaid expenses & other current assets          192,689              38,659
                                               ---------             -------
  Total current assets                         4,472,475           1,623,856
                                               ---------           ---------

Property, plant and equipment-
            at cost                              334,443             305,905
Less: Accumulated depreciation
      and amortization                           193,188             190,891
                                               ---------           ---------
                                                 141,255             115,014
                                               ---------           ---------
SECURITY DEPOSITS AND OTHER ASSETS                62,085              50,637
                                               ---------           ---------
                                              $4,945,815          $1,789,507
                                               =========           =========
  LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:
Short term borrowings-bank loan (Note 4)               -           $ 395,000
  Accounts Payable                             2,645,268           1,766,866
Accrued expenses                                 625,174             241,829
                                               ---------           ---------
   Total current liabilities                   3,270,442           2,403,695
                                               ---------           ---------
COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS EQUITY (DEFICIT) (NOTES 6 and 10)
 Common stock $.01 par value; 10,000 shares
  authorized, 2,756,183 and 1,280,000 issued
  and outstanding as of September 30,
  1995 and 1994                                   27,562              12,800
 Additional paid-in capital                    4,141,343             343,466
 Accumulated deficit                          (2,493,532)           (970,454)
                                               ---------            --------
                                               1,675,373            (614,188)
                                               ---------            --------
                                              $4,945,815          $1,789,507
                                               =========           =========

     See accompanying notes to consolidated financial statements

                  HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                       For the Year         For the Year Nine
                                           Ended                Months Ended
                                     September 30, 1995      September 30,1994

NET SALES (Note 7)                        $11,551,169             $4,166,807

COST OF SALES                               9,079,245              3,313,331
PROVISION FOR INVENTORY
OBSOLESCENCE (Note 2)                         164,511                300,000
                                           ----------              ---------
  Total cost of sales                       9,243,756              3,613,331
                                           ----------              ---------
  Gross Profit                              2,307,413                553,476

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
(Notes 8 and 10)                            3,151,020              1,621,110
RESEARCH & DEVELOPMENT EXPENSES               269,888                214,174
                                            ---------              ---------
  Loss from operations                     (1,113,495)            (1,281,808)

OTHER INCOME (EXPENSE)
  Interest income                              50,026                  4,940
  Interest expense                            (20,233)               (34,997)
  Private placement financing
   costs (Notes 6 and 10)                    (480,652)                     -
  Miscellaneous income                         41,276                 22,949
                                             --------               --------
  Loss before tax provision                (1,523,078)            (1,288,916)

INCOME TAX PROVISION (Note 5)                       -                 28,632
                                            ---------              ---------
  Net Loss (Note 10)                      $(1,523,078)           $(1,317,548)
                                           ==========              =========
Net loss per share (Note 10)               $    (0.64)           $     (1.03)
                                           ==========              =========
Weighted average shares
outstanding (Note 1)                        2,382,928              1,280,000
                                            =========              =========





        See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
        FOR THE YEAR ENDED SEPTEMBER 30, 1995, AND THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1994



                                                                     Retained
                           Common Stock                Additional    Earnings
                        -----------------
                       Number of                        Paid in      (Accumulated
                        Shares    Amount                Capital        Deficit)      Total
                       --------  -------                -------       ---------      -----

BALANCE AT JANUARY    1,280,000  $12,800                $80,848       $347,094       $440,742
    1, 1994
Net loss for the nine
 months ended September
 30, 1994                     -        -                      -     (1,317,548)    (1,317,548)
Issuance of shares to
 the Company's legal
 counsel by principal
 shareholders (Note 6)        -        -                 94,500             -          94,500
Conversion of shareholders'
 loans to equity without
 the issuance of common
 shares (Note 6)              -        -                100,000             -         100,000
Rent expense funded by
 principal
 shareholders (Note 8)        -        -                 68,118             -          68,118
                         ------    -----                -------      --------        --------
BALANCE AT SEPTEMBER,
30, 1994              1,280,000   12,800                343,466      (970,454)       (614,188)

Net loss for the year
 ended September
 30, 1995                     -        -                      -    (1,523,078)     (1,523,078)
Issuance of shares pursuant
 to a private placement
 offering
 (Notes 6 and 10)       142,850    1,429                356,527             -         357,956
Issuance of shares pursuant
 to the Company's initial
 public offering
 (Note 6)             1,333,333   13,333              3,253,690             -       3,267,023
Compensation related
 to transfer of
 shares (Note 10)             -        -                187,660             -         187,660
                      ---------   ------               --------        ------        --------
BALANCE AT
 SEPTEMBER 30, 1995   2,756,183  $27,562             $4,141,343   $(2,493,532)     $1,675,373
                      =========  =======             ==========   ============     ==========

                   See accompanying notes to consolidated financial statements

                 HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    CONDENSED STATEMENTS OF CASH FLOWS

                                           For the Year      For the Year Nine
                                              Ended             Months Ended
                                        September 30, 1995   September 30,1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(1,523,078)       $(1,317,548)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                    33,693             21,459
 Provision for uncollectible receivables           49,200             15,925
 Provision for system board obsolescence          164,511            300,000
 Private placement financing costs                480,652                  -
 Compensation related to transfer of shares       187,660                  -
 Rent expense funded by principal
  shareholders                                          -             68,118
 Legal expense incurred in connection with
 the issuance of common shares to legal
 counsel                                                -             94,500
Increase (decrease) in cash resulting from
changes in operating assets and liabilities:
 Accounts receivable                             (641,420)           182,347
    Inventories                                (1,473,342)           (37,218)
 Prepaid expenses and other
  current assets                                 (154,030)           (11,704)
 Accounts payable                                 878,402            281,934
 Accrued expenses                                 383,345             44,752
                                               ----------            -------
                                                  (91,329)           960,113
                                               ----------            -------
 Net cash used in operating activities         (1,614,407)          (357,435)
                                               ----------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property,
  plant and equipment                            (57,749)             (4,817)
 Purchase of software rights                     (13,156)                  -
 Security deposits                                  (483)                  -
                                                 -------             -------
    Net cash used in investing
     activities                                  (71,388)             (4,817)
                                                 -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private
  placement offering                              477,304                  -
Net proceeds from initial
  public offering                               3,267,023                  -
Principal payment on bank loan                   (395,000)                 -
Principal payment on private placement
  bridge loan                                    (600,000)                 -
                                                ---------            -------
   Net cash provided by
    financing activities                        2,749,327                  -
                                                ---------            -------
   Net increase (decrease)
    in cash and cash equivalents                1,063,532          (362,252)
CASH AND CASH EQUIVALENTS,
  beginning of period                             151,408            513,660
                                                ---------            -------
CASH AND CASH EQUIVALENTS, end of period       $1,214,940          $ 151,408
                                               ==========          =========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                   $46,206            $11,033
                                               ==========          =========
  Income taxes paid                               $19,322            $ 6,071
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

                                                 Years Ended September 30,
                                                 1995              1994
                                                                (Unaudited)
Net Sales.....................                 $ 11,551,169     $  6,458,498
Gross Profit..................                 $  2,307,413     $  1,134,517
Net operating loss............                 $ (  925,835)     $(1,309,241)
Loss before tax provision.....                 $ (1,427,440)     $(1,305,531)
Net (Loss)....................                 $ (1,427,440)     $(1,334,909)

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

Net sales to international customers consist of:

                        Year ended            Nine months ended
Sales to:           September 30, 1995       September 30, 1994
- ---------           ------------------       ------------------
United Kingdom             22%                       21%
Germany                    20%                        5%
The Netherlands             5%                        -
Other countries            23%                       19%
                           ---                       ---
                           70%                       45%
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

2.  INVENTORIES

     Inventories consist of the following:

                                         September 30,
                                    1995               1994
                                    ----               ----
     Component Parts            $  738,846           $444,640
     Work in Process               974,706            316,739
     Finished Goods                474,429            117,768
                                   -------            -------
                                $2,187,981           $879,147
                                 =========            =======

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

    3.  PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment at cost less accumulated depreciation:
                                           1995          1994
                                           ----          ----
     Office Equipment and Machinery    $308,787      $280,972
     Leasehold Improvements              25,656        24,933
                                         ------        ------
                                        334,443       305,905
     Less: Accumulated depreciation     193,188       190,891
                                        -------       -------
             Total                     $141,255      $115,014
                                        =======       =======

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


5.  INCOME TAXES

     The income tax provision consists of the following:

                                             September 30,
                                          1995           1994
                                          ----           ----
     Federal income tax provision      $     -       $     -
     Tax settlement-Federal                  -          17,000
     State income tax provision           4,420          8,732
     Tax settlement-State                    -           2,900
     Tax benefit-overstated liability    (4,420)            -
                                         ------          -----
                                       $     -       $  28,632
                                         ------        -------
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

     Components of deferred taxes are as follows:
                                               September 30,
                                           1995            1994
Deferred tax assets:                       ----            ----
  Net operating loss carryforwards       $574,945       $361,085
  Inventory obsolescence reserve          157,930        102,000
  Warranty reserve                         20,400             -
  Allowance for doubtful accounts          16,728             -
                                          -------        -------
Total deferred tax assets                 770,003        463,085
  Valuation allowance                    (770,003)      (463,085)
                                         --------        -------
Net deferred tax assets                 $      -        $     -
                                         --------        -------
The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. The change in valuation allowance for the year ended September 30, 1995 and 1994 is as follows:

                                                 1995      1994
Balance at the beginning of the year          $463,085  $ 76,068
Increase in non utilization of net
  operating loss carryforwards                 213,860   285,017
Increase in reserve for inventory
  obsolescence                                  55,930   102,000
Increase in warranty reserve                    20,400       -
Increase in allowance for doubtful accounts     16,728      -
                                                ------    ------
Balance at the end of the year                $770,003  $463,085
                                               =======   =======

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

                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income taxes-continued

     The difference between the actual income tax provision (benefit) and the tax provision computed by applying the Federal statutory income tax rate to the loss before income tax is attributable to the following:

                                              September 30,
                                          1995            1994
     Income tax (benefit) at 34%       $(485,330)      $(438,231)
      Loss producing no tax benefit      485,330         438,231
          tate income taxes                4,420           8,732
     IRS settlement                        -              19,900
     Tax benefit-overstated liability     (4,420)             -
                                         -------         -------
       Income tax provision            $      -        $  28,632
                                         =======         =======
6.  SHAREHOLDERS' EQUITY

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

A summary of the application of the net proceeds (approximately $477,000) is listed below:

       Payment of loan to Shawmut Bank   $   50,000
       Partial expenses of IPO              122,000
       Purchase of inventory, reduction
          of trade payables and general
          working capital purposes          305,000
                                            -------
                                           $477,000
                                            =======

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

f.  Change in Company Ownership

     On August 2, 1994, prior to the IPO, Hauppauge Digital, Inc., a Delaware Corporation, was incorporated with 10,000,000 authorized common shares, $.01 par value and became the parent of two wholly owned subsidiaries - Hauppauge Computer Works, Inc. and HCW Distributing Corp.. The Company's executive offices and operations remained at its Hauppauge, New York location. The two existing

                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENT


f.  Change in Company Ownership-continued

shareholders at the time, who were also the founders of the Company, exchanged all of the issued and outstanding shares of Hauppauge Computer Works, Inc. and HCW Distributing Corp. for 1,280,000 shares of Hauppauge Digital, Inc. common stock, which on August 2, 1994 represented all of the outstanding shares of Hauppauge Digital, Inc..

7.  SIGNIFICANT CUSTOMER INFORMATION

     Significant customers for the year ended September 30, 1995 and the nine months ended September 30, 1994 are as follows:

                                         Percentage of Net Sales
                                               September 30,
                                           1995         1994
     Reuters                                17%          18%
     Satellite Transmissions                 1%          11%
     ESCOM                                   8%           -

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

     Year ended September 30,
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

10. RESTATEMENT

     On March 20, 1996, the Company reexamined the recording of two fiscal 1995 transactions in order to more appropriately reflect certain components of its fiscal 1995 statement of operations.

    a.  With respect to the private placement described in Note    6(a), 75
percent of the proceeds were attributable to additional paid in capital in conjunction with the stock issued. However, the Company charged all of the costs and fees associated with this placement to other expenses and has accordingly reclassed 75% of such expenses, or $92,022, to additional paid in

                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restatement-continued

capital. This reclassification has resulted in the reduction of previously reported private placement costs from $572,674 to $480,652.

    b. Additionally, in July 1995, the Company's founders and principal shareholders sold 89,040 shares of their common stock to several key employees for $0.03 per share. The shares sold were issued and outstanding but were non registered and subject to restrictions regarding public sale. The conclusion of the Company was, that even though the shares sold to the employees did not increase shares outstanding, cause no additional dilution, have restrictions that prohibit their current marketability and did not impact the financial condition of the Company, the Company should have charged to operations for fiscal 1995 additional compensation expense. After giving consideration to the market price of $2.125 at the date of transfer less the consideration paid, $186,539 was charged to compensation expense for fiscal 1995, with a corresponding credit to additional paid in capital. The principal shareholders also sold an additional 10,700 shares to other key employees. These shares were similar in nature to the other 89,040 shares, with the exception of a ratable vesting provision based on future employment over the next five years. The amortized portion charged to compensation for fiscal 1995 was $1,121. The effects of these two compensation adjustments resulted in fiscal 1995 selling, general and administrative expenses and loss from operations increasing to $3,151,020 and ($1,113,495) from the previously reported results of $2,963,360 and ($925,835) respectively.

     As a result of the adjustments, the Company's previously reported fiscal 1995 net loss of ($1,427,440) and ($0.60) per share have been restated to ($1,523,078) and $(0.64), respectively. The adjustments have no net effect on the Company's shareholders equity as of September 30, 1995.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly endorsed.

                    HAUPPAUGE DIGITAL INC.



                    By: /s/ Gerald Tucciarone  Date: March 29, 1996
                           -----------------
                           GERALD TUCCIARONE
                           Treasurer and Chief Financial Officer