Form 10QSB/A
period 1995-12-31
HAUPPAUGE DIGITAL INC
filed 1996-04-08
CIK 930803

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              As of
                                         December 31, 1995       As of
                                          (Unaudited)       September 30, 1995
CURRENT ASSETS:                            -----------       ------------------
    Cash                                     $  657,840           $1,214,940
    Accounts receivable, net of allowance
     for doubtful accounts                    1,498,136            1,146,865
    Inventories (Note 2)                      2,912,242            2,187,981
    Prepaid expenses and other
     current assets                             144,057              192,689
                                              ---------             ---------
               Total current assets           5,212,275            4,742,475
                                              ---------             ---------
    Property, plant and equipment-at cost       337,893              334,443
    Less: Accumulated depreciation
     and amortization                           201,744              193,188
                                               --------             ---------
                                                136,149              141,255
                                              ---------             ---------
SECURITY DEPOSITS AND OTHER ASSETS               61,208               62,085
                                              ---------             ---------
                                             $5,409,632           $4,945,815
                                             ==========            ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                           2,828,338            2,645,268
   Accrued expenses                             703,294              625,174
                                             ----------            ----------
             Total current liabilities        3,531,632            3,270,442
                                             ----------            ----------
SHAREHOLDERS' EQUITY
   Common stock $.01 par value;
    10,000,000 shares authorized,
    2,756,183 issued and outstanding
    as of December 31, 1995
    and September 30, 1995                       27,562               27,562
   Additional paid-in capital                 4,141,343            4,141,343
   Accumulated deficit                       (2,290,905)          (2,493,532)
                                              ---------            ---------
                                              1,878,000            1,675,373
                                              ---------            ---------
                                             $5,409,632           $4,945,815
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

PART II. OTHER INFORMATION




Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits

                 None


         (b) Reports on Form 8-K

                 None

                              SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HAUPPAUGE DIGITAL, INC.
                                    -----------------------
                                          Registrant



Date: April 8, 1996                By /s/ Gerald Tucciarone
                                         ---------------------
                                         GERALD TUCCIARONE
                                         Treasurer and Chief
                                         Financial Officer