Form 10QSB
period 1996-03-31
HAUPPAUGE DIGITAL INC
filed 1996-05-10
CIK 930803

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C., 20459

                             FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                              OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________

               Commission file number   1-13550
                                        -------

               HAUPPAUGE DIGITAL, INC.
               -----------------------

        (Exact name of registrant as specified in its charter)

          DELAWARE                      11-3227864
          --------                      ----------
          (State or other               (I.R.S. Employer
           jurisdiction of              Identification No.)
          incorporation or
           organization)

               91 Cabot Court, Hauppauge, New York 11788
               -----------------------------------------
               (Address of principal executive offices)

                         (516) 434-1600
                         --------------
                    (Issuer's telephone number)

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

As of May 7, 1996, 2,756,183 shares of .01 par value Common Stock of the registrant were outstanding.

Index Schedule found on Page No. 14

Page 1 of 16 pages.
                                  -1-

               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               ----------------------------------------
                           INDEX
                           -----
                                                             Page No.
                                                             --------

PART I. FINANCIAL INFORMATION
- -----------------------------

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets-
           March 31, 1996 and September 30, 1995                    3

         Condensed Consolidated Statements of Operations-
           Six Months ended March 31, 1996 and 1995                 4

         Condensed Consolidated Statements of Operations-
           Three Months ended March 31, 1996 and 1995               5

         Condensed Consolidated Statements of Cash Flows-
           Six Months ended March 31, 1996 and 1995                 6

         Notes to Condensed Consolidated Financial
           Statements                                             7-9


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  10-13


PART II. OTHER INFORMATION
- --------------------------

Item 6.   Exhibits and Reports on Form 8-K                      14-15


SIGNATURES                                                         16
- ----------

PART I. FINANCIAL INFORMATION
- -----------------------------
Item 1. Financial Statements

                  HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                    ASSETS

                                         As of
                                        March 31, 1996            As of
                                        (Unaudited)        September 30, 1995
                                        ---------------    -----------------

CURRENT ASSETS:
     Cash and Cash Equivalents..........  $566,002               $1,214,940
     Accounts receivable, net of
       allowance for doubtful accounts .   955,106                1,146,865
     Inventories (Note 2)............... 2,534,896                2,187,981
     Prepaid expenses and other
       current assets...................   233,064                  192,689
                                        -----------              ----------
               Total current assets..... 4,289,068                4,742,475
                                        -----------              -----------
     Property, plant and equipment-
       -at cost                            358,157                  334,443
     Less: Accumulated depreciation
       and amortization.................   210,300                  193,188
                                           -------                 -------
                                           147,857                  141,255
                                        -----------              ----------
SECURITY DEPOSITS AND OTHER ASSETS......    60,550                   62,085
                                        -----------              ----------
                                        $4,497,475               $4,945,815
                                        ===========              ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable................... 1,706,645                2,645,268
     Accrued expenses...................   831,403                  625,174
                                        -----------              ----------
          Total current liabilities..... 2,538,048                3,270,442
                                        -----------              ---------

SHAREHOLDERS' EQUITY
     Common stock $.01 par value;
       10,000,000 shares authorized,
       2,756,183 issued and outstanding
       as of March 31, 1996 and
       September 30, 1995................   27,562                   27,562
     Additional paid-in capital .........4,141,343                4,141,343
     Accumulated deficit................(2,209,478)              (2,493,532)
                                        -----------              ----------
                                         1,959,427                1,675,373
                                        ------------             ----------
                                        $4,497,475               $4,945,815
                                        ============             ==========

     See notes to condensed consolidated financial statements

          HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS AND OPERATIONS


                                   For the Six              For the Six
                                   Months Ended             Months Ended
                                   March 31, 1996           March 31, 1995
                                   (Unaudited)              (Unaudited)
                                   ---------------          --------------
NET SALES....................        $8,239,378                $5,120,026

COST OF SALES................         6,264,755                 3,990,929
                                   ---------------          --------------
     Gross Profit............         1,974,623                 1,129,097

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES..        1,493,174                 1,316,590
RESEARCH & DEVELOPMENT EXPENSES.        201,270                    89,391
                                   ---------------           -------------
  Income, (loss) from operations        280,179                  (276,884)

OTHER INCOME (EXPENSE):
     Interest Expense, net.....          15,858                    (5,333)
     Private Placement financing
          costs (Note 4).......             -                    (572,674)
     Miscellaneous Income......           8,017                    28,699
                                   --------------           --------------
          Income, (loss) before
           income tax provision..       304,054                  (826,192)

INCOME TAX PROVISION (Note 5)..          20,000                       -
                                   --------------           --------------
     Net income, (loss)                $284,054                 ($826,192)
                                   ==============           ===============
Net income, (loss) per share....        $  0.10                    ($0.41)
                                   ==============           ===============
Weighted average shares
     outstanding (Note 3).......      2,756,183                 2,007,623
                                   =============                =========


          See notes to condensed consolidated financial statements

          HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS AND OPERATIONS


                                   For the Three            For the Three
                                   Months Ended             Months Ended
                                   March 31, 1996           March 31, 1995
                                   (Unaudited)              (Unaudited)
                                   ---------------          --------------
NET SALES....................        $3,729,161                $2,966,220

COST OF SALES................         2,795,946                 2,310,930
                                   ---------------          --------------
     Gross Profit............           933,215                   655,290

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES..          746,114                   700,031
RESEARCH & DEVELOPMENT EXPENSES.        107,393                    47,613
                                   ---------------           -------------
  Income, (loss) from operations         79,708                   (92,354)

OTHER INCOME (EXPENSE):
     Interest income,(expense)net.        6,042                     8,260
     Miscellaneous Income......           5,677                    25,029
                                   --------------           --------------
          Income, (loss) before
           income tax provision..        91,427                   (59,065)

INCOME TAX PROVISION (Note 5)..          10,000                       -
                                   --------------           --------------
     Net income, (loss)                $ 81,427                  ($ 59,065)
                                   ==============           ===============
Net income, (loss) per share....        $  0.03                     ($0.02)
                                   ==============           ===============
Weighted average shares
     outstanding (Note 3).......      2,756,183                  2,622,850
                                   ==============           ===============


          See notes to condensed consolidated financial statements

               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the Six         For the Six
                                        Months Ended        Months Ended
                                       March 31, 1996      March 31, 1995
                                        (Unaudited)         (Unaudited)
                                        --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income, (loss)..............        $284,054           ($826,192)
                                             --------           ----------
Adjustments to reconcile net income,
     (loss) to net cash (used in)
     provided by operating activities:
     Depreciation and amortization....         18,646              15,003
     Provision for uncollectible accounts
     receivable.......................         10,000              21,000
     Provision for system board obsolescence.  28,000              55,000
     Private placement financing costs ..         -               572,674
     Rent expense funded by
          principal shareholders.........         -                     -
Increase (decrease) in cash resulting
     from changes in operating assets
     and liabilities:
     Accounts receivable.................     181,759            (444,378)
     Inventories.........................    (374,915)         (1,360,809)
     Prepaid expenses and other
          current assets.................     (40,375)           (134,760)
     Accounts payable....................    (938,622)            848,855
     Accrued expenses....................     206,229             140,342
                                             ---------           ---------
                                             (909,278)           (287,073)
                                             ---------           ---------
          Net cash used in operating
          activities.....................    (625,224)         (1,113,265)
                                             --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of machinery and equipment.    (23,714)                -
     Purchase of software rights..........        -               (13,156)
     Security deposits....................        -                  (483)
                                             --------               -----
          Net cash used in investing
                activities................   (23,714)             (13,639)
                                             --------              ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement
     offering.............................        -               477,304
Net proceeds from Initial Public Offering.        -             3,267,023
Principal payment on bank loan............        -              (395,000)
Principal payment on private placement
     bridge loan..........................        -              (600,000)
                                             ----------          ---------
Net cash provided by financing
     activities...........................        0             2,749,327
                                             ----------          ---------
Net increase (decrease) in cash and
     cash equivalents......................   (648,938)         1,622,423
CASH AND CASH EQUIVALENTS,
     beginning of period...................   1,214,940           151,408
                                             ----------          ---------
CASH AND CASH EQUIVALENTS,
     end of period.........................    $566,002        $1,773,831
                                             ==========         ==========
SUPPLEMENTAL DISCLOSURES:
Interest paid..............................       -               $43,667
                                             ===========         ==========
Income taxes paid..........................       $8,182          $19,163
                                             ===========       ============


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

     The operating results for the three months and six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the September 30, 1996 year end.

NOTE 2.  INVENTORIES

     Inventories have been valued at the lower of average cost or market. The components of inventory at March 31, 1996 and September 30, 1995 consist of:

                                  March 31,        September 30,
                                    1996               1995

     Component Parts            $  855,994         $  738,846
     Work in Progress            1,129,250            974,706
     Finished Goods                549,652            474,429
                                ----------         ----------
                                $2,534,896         $2,187,981
                                ==========         ==========

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

          HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

Net income (loss) per share - continued
     Weighted average shares outstanding listed below were used in the per share computation:

           Three Months Ended              Six Months Ended
               March 31,                       March 31,
          1996         1995              1996           1995
          ----         ----              ----           ----
       2,756,183    2,622,850           2,756,183     2,007,623

During the quarter ended March 31, 1996, the Company's stock did not trade at an average price that was in excess of the exercise price for the Company's Class A warrants. Therefore, the warrants, which in certain circumstances are considered as a component of weighted average shares outstanding, were not included in the calculation of weighted average shares. The Company has 1,476,183 Class A Warrants outstanding, exercisable at $3.75 per share, commencing January 10, 1996 and expiring on January 9, 2000.

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



NOTE 6.  LINE OF CREDIT

     On March 28, 1996, Hauppauge Computer Works, Inc, a wholly owned subsidiary of Hauppauge Digital, Inc., entered into a Credit Agreement with the MTB Bank. The Credit Agreement provides for, among other things, a two year asset based line of credit, whereby the Company may borrow up to $1,100,000, which increases to $1,600,000 upon receipt of the Company's audited September 30, 1996 consolidated financial statements. Advances shall be made on a revolving basis based on 70% of eligible domestic and foreign receivables not older than 90 days. The Agreement provides that foreign receivables must be credit insured, except for Reuters, which the MTB Bank has verbally agreed to exclude from the credit insurance provision. Upon satisfactory review of the Company's September 30, 1996 financial and accounts receivable performance, the advance rate for eligible credit insured foreign receivables will increase to 80%. An interest rate of 2 1/2 % above MTB's prime commercial lending rate on a floating basis will be charged on all advances. The credit line is secured by the assets of the Company. In addition, the Company, HCW Distributing Corp., Hauppauge Computer Works GmbH, Hauppauge Computer Works Ltd., Kenneth R. Aupperle and Kenneth Plotkin, have guaranteed the obligations of Hauppauge Computer Works, Inc.. The quarantees of Messrs. Aupperle and Plotkin are each limited to of 20% of the borrowings outstanding with a cap of $150,000 each and a minimum of $50,000. The loan requires the Company to maintain a consolidated net worth of $1,750,000 until September 30, 1996 and $2,000,000 thereafter. If the Company does not meet the requirements of these and other existing covenants, the Company will be in default per the Credit Agreement. The Company is prohibited from paying cash dividends during the term of the Credit Agreement. As of March 31, 1996, the Company has not utilized this loan facility.

ITEM 2.        Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             ---------------------------------------------

Results of Operations
- ---------------------
Six Month Period ended March 31, 1996 versus March 31, 1995
- -----------------------------------------------------------
Sales for the six months ended March 31, 1996 were $8,239,378, compared to $5,120,026 for the comparable period in the prior fiscal year, resulting in an increase of $3,119,352 or 61%. The increase in sales was primarily due to the investment of the IPO proceeds during the prior fiscal year in increased marketing and production capabilities. The ability of the Company to procure additional inventory and expand production sources enabled the Company to gain market share and meet the increased sales demand.

     Net sales of the Company's products are summarized as follows:

                         Six Months Ended March 31,   Increase
                              1996          1995       (Decrease)%
                              ----         ----       -----------
P.C. System Sales         $  845,588    $  581,335       45
Win/TV Boards              7,393,790     4,538,691       63
                          ----------    ----------       --
Total Company Sales       $8,239,378    $5,120,026       61
                          ==========    ==========

Unit sales of Win/TV boards, the Company's digital video TV board, increased to approximately 33,200 as compared to approximately 16,400 for the prior year, resulting in an increase of 102%. Sales to domestic customers for the six month period were 38% of net sales for the current year and 34% for the prior year. Sales to international customers, which were primarily in U.S. Dollars, were 62% of net sales for the current year and 66% for the comparable period of last year.

     Gross profit increased to $1,974,623 from $1,129,097, an increase of $845,526 or 75% over the prior comparable fiscal year period. The gross profit percentage increased to 24% from 22%. The increase in the margin percentage was due to lower component costs resulting from the economies gained by purchasing larger volumes of inventory plus fixed production costs absorbed over a greater number of units, which lowered the labor costs per unit.

     Though selling, general and administrative expenses increased $176,584 over the prior year, they declined to 18% of revenue in the current year compared to 26% of revenue for the six months ended March 31, 1995. The increase in expenses was primarily due to increased sales and marketing expenses of $207,316, mainly due to intensified marketing programs for advertising and trade shows plus increased commissions because of higher sales, increased general and administrative of $47,626, mainly for increased compensation costs for new personnel and wage increases offset by $42,726 in lower support and freight costs.

- ---------------------------------------------------------

     Research and development expenses increased $111,879 or approximately 125%. The increase was due to the infusion of new capital from the Company's January 1995 IPO, which was used to expand the Company's engineering research and development resources to enhance current products and further develop future product lines.

      The Company had net other income of $23,875 for the March 31, 1996 six month period as opposed to net other expense of $549,308 for the corresponding six months of the preceding fiscal year. The increase in net other income was primarily due to the non recurring private placement financing costs of $572,674 charged to operations in the first fiscal quarter of 1995 plus higher interest income.


     As a result of all of the above, the Company recorded a net profit after taxes for the six months ended March 31, 1996 of $284,054 or $0.10 per share as opposed to a net loss after taxes (which taxes for the prior year were nominal) of ($826,192) or ($0.41) per share.

Three Month Period ended March 31, 1996 versus March 31, 1995
- -------------------------------------------------------------

     Net sales for the three months ended March 31, 1996 were $3,729,161, compared to $2,966,220 for the comparable period in the prior fiscal year, resulting in an increase of $762,941 or 26%. The increase in sales was primarily due to the investment of the IPO proceeds during the prior fiscal year in increased marketing and production capabilities. The ability of the Company to procure additional inventory and expand production sources enabled the Company to gain market share and meet the increased sales demand.

     Net sales of the Company's products are summarized as follows:

                         Three Months Ended March 31,   Increase
                         1996          1995            (Decrease)%
                         ----          ----            -----------
P.C. System Sales      $  443,012    $  303,824         46
Win/TV Boards           3,286,149     2,662,396         23
                       ----------    ----------         --
Total Company Sales    $3,729,161    $2,966,220         26
                       ==========   ===========

Unit sales of Win/TV boards, the Company's digital video TV card, increased to approximately 13,200 as compared to approximately 9,104 for the prior year, resulting in an increase of 45%. Sales to domestic customers for the three month period were 43% of net sales for the current year and 32% for the prior year. Sales to international customers, which were primarily in U.S. Dollars, were 57% of net sales for the current year and 68% for the comparable period of last year.

- ---------------------------------------------------------

     Fiscal 1996 second quarter sales were approximately 17% lower than sales for the first fiscal quarter. Sales for the fiscal first quarter were impacted by the surge of consumer buying during the holiday season. The general slowdown of consumer purchases after the holiday season, which causes distributors and retailers to curtail purchases and sell off existing inventories, resulted in the lower fiscal second quarter sales as compared to the fiscal first quarter.

     Gross profit increased to $933,215 from $655,290, an increase of $277,925 or 42% over the prior comparable fiscal year period. The gross profit percentage increased to 25% from 22%. The increase in the margin percentage was due to lower component costs resulting from the economies gained by purchasing larger volumes of inventory plus fixed production costs absorbed over a greater number of units, which lowered the labor costs per unit.

     Though selling, general and administrative expenses increased $46,083 over the prior year, they declined to 20% of revenue in the current quarter compared to 24% of revenue for the three months ended March 31, 1995. The increase in expenses was primarily due to increased sales and marketing expenses of $94,469, mainly due to intensified marketing programs for advertising and trade shows plus increased commissions because of higher sales offset by $34,179 in lower support and freight costs.


     Research and development expenses increased $59,780 or approximately 126%. The increase was due to the infusion of new capital from the Company's January 1995 IPO, which was used to expand the Company's engineering research and development resources to enhance current products and further develop future product lines.

      The Company had net other income of $11,719 for the March 31, 1996 three month period compared to net other income of $33,289 for the corresponding three months of the preceding fiscal year. The decrease in net other income from the same quarter in the prior year was due to lower foreign currency gains and lower interest earned on excess funds.

     As a result of all of the above, the Company recorded a net profit after taxes for the three months ended March 31, 1996 of $81,427 or $0.03 per share as opposed to a net loss after taxes (which taxes for the prior year were nominal) of ($59,065) or ($0.02) per share.

- ---------------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

     The Company had a net cash position of $566,002, working capital of $1,751,019 and shareholders' equity of $1,959,427 as of March 31, 1996. For the six months ended March 31, 1996, $625,224 was used to fund operating activities. The major components of cash usage were $374,915 invested in inventories and $732,393 used to reduce current vendor liabilities, offset partially by a $181,759 reduction in customer accounts receivable and cash derived from the six month profit of $284,054.

     On March 28, 1996, Hauppauge Computer Works, Inc, a wholly owned subsidiary of Hauppauge Digital, Inc., entered into a Credit Agreement with the MTB Bank. The Credit Agreement provides for, among other things, a two year asset based line of credit, whereby the Company may borrow up to $1,100,000, which increases to $1,600,000 upon receipt of the Company's audited September 30, 1996 consolidated financial statements. Advances shall be made on a revolving basis based on 70% of eligible domestic and foreign receivables not older than 90 days. The Agreement provides that foreign receivables must be credit insured, except for Reuters, which the MTB Bank has verbally agreed to exclude from the credit insurance provision. Upon satisfactory review of the Company's September 30, 1996 financial and accounts receivable performance, the advance rate for eligible credit insured foreign receivables will increase to 80%. An interest rate of 2 1/2 % above MTB's prime commercial lending rate on a floating basis will be charged on all advances. The credit line is secured by the assets of the Company. In addition, the Company, HCW Distributing Corp., Hauppauge Computer Works GmbH, Hauppauge Computer Works Ltd., Kenneth R. Aupperle and Kenneth Plotkin, have guaranteed the obligations of Hauppauge Computer Works, Inc.. The quarantees of Messrs. Aupperle and Plotkin are each limited to of 20% of the borrowings outstanding with a cap of $150,000 each and a minimum of $50,000. The loan requires the Company to maintain a consolidated net worth of $1,750,000 until September 30, 1996 and $2,000,000 thereafter. If the Company does not meet the requirements of these and other existing covenants, the Company will be in default per the Credit Agreement. The Company is prohibited from paying cash dividends during the term of the Credit Agreement. As of March 31, 1996, the Company has not utilized this loan facility.

     The Company believes that its recently completed bank financing plus its internally generated cash flow will be sufficient to satisfy the Company's anticipated operating needs for a least the ensuing twelve months.

PART II.  OTHER INFORMATION
- ---------------------------

Item 4  Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     The following propositions were submitted to the shareholders for approval at the annual meeting of shareholders held on March 5, 1996 at 10:00 a.m. at the offices of the Company and were approved as indicated:

No. 1:  ELECTION OF DIRECTORS

     To serve for the term continuing through the next annual meeting and until the election and qualification of their respective successors.

                              FOR          WITHHELD
                              ---          --------
Kenneth R. Aupperle       2,642,389         8,350
Kenneth Plotkin           2,642,389         8,350
Laura Aupperle            2,641,039         9,700
Dorothy Plotkin           2,641,039         9,700
Leonard Neuhaus           2,410,697       240,042

No. 2: Proposal to approve the adoption of the 1996 Non-Qualified Stock Option Plan in the form attached to the proxy statement.

FOR  1,639,329    AGAINST  219,975   ABSTAIN  4,000

No. 3: Proposal to ratify the appointment of BDO Seidman, LLP Certified Public Accountants, as the independent auditors to examine the financial statements of the Company for the fiscal year ended September 30, 1996.

FOR  2,644,489    AGAINST    5,750   ABSTAIN    500

Item 5  Other Information
        -----------------

     On March 28, 1996 Hauppauge Computer Works, Inc., the Company's wholly owned subsidiary, entered into a credit facility with the MTB Bank. The credit facility provides for, among other things, a two year line of credit whereby the Company may borrow up to $1,100,000, which sum shall increase to $1,600,000 upon receipt by the bank of the Company's September 30, 1996 consolidated financial statements, with interest payable at 2 1/2% above the bank's prime commercial lending rate and subject to the terms of the loan agreements with the bank. See Exhibit 10.13 for a copy of the credit agreement between MTB Bank and Hauppauge Computer Works, Inc..

- -------------------------------------

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits
- ------------

10.13 Credit Agreement between MTB Bank and Hauppauge Computerworks, Inc., dated March 28, 1996 which is incorporated by reference to Exhibit 10.13 of the Post-Effective Amendment #3 to the Registration Statement on Form SB-2.

(b) Reports on Form 8-K
- -----------------------
         None

                    SIGNATURES
                    ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HAUPPAUGE DIGITAL, INC.
                              -----------------------
                                    Registrant




Date: May 7, 1996                By /s/ KENNETH PLOTKIN
      -----------                  --------------------
                                    KENNETH  PLOTKIN
                                    Vice President and
                                    Chief Executive Officer





Date: May 7, 1996                By /s/ GERALD TUCCIARONE
      -----------                  ----------------------
                                   GERALD TUCCIARONE
                                   Treasurer and Chief
                                   Financial Officer