Form 10QSB
period 1996-06-30
HAUPPAUGE DIGITAL INC
filed 1996-08-12
CIK 930803

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C., 20459

                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               --------------

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

As of August 5, 1996, 4,465,302 shares of .01 par value Common Stock of the registrant were outstanding.

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

PART I. FINANCIAL INFORMATION
- -----------------------------

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets-
           June 30, 1996 and September 30, 1995                   3

         Condensed Consolidated Statements of Operations-
           Nine Months ended June 30, 1996 and 1995               4

         Condensed Consolidated Statements of Operations-
           Three Months ended June 30, 1996 and 1995              5

         Condensed Consolidated Statements of Cash Flows-
           Nine Months ended June 30, 1996 and 1995               6

         Notes to Condensed Consolidated Financial
           Statements                                           7-11


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 12-16


PART II. OTHER INFORMATION
- --------------------------
Item 5.   Other Information                                       17

Item 6.   Exhibits and Reports on Form 8-K                        18


SIGNATURES                                                        19
- ----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                    ASSETS

                                       As of
                                   June 30, 1996               As of
                                   (Unaudited)             September 30, 1995
                                  ---------------          -----------------
CURRENT ASSETS:
  Cash and Cash Equivalents...       $1,984,195                $1,214,940
  Accounts receivable, net of
   allowance for doubtful accounts    1,706,532                 1,146,865
  Inventories (Note 2)........        2,152,940                 2,187,981
  Prepaid expenses and other
   current assets.............          254,117                   192,689
                                      ---------                 ---------
  Total current assets........        6,097,784                 4,742,475
                                      ---------                 ---------
  Property, plant and
   equipment-at cost..........          362,415                   334,443
  Less: Accumulated depreciation
   and amortization...........          218,856                   193,188
                                      ---------                 ---------
                                        143,559                   141,255
                                      ---------                 ---------
SECURITY DEPOSITS AND OTHER ASSETS       60,320                    62,085
                                      ---------                 ---------
                                     $6,301,663                $4,945,815
                                     ==========                ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable...........         1,636,398                2,645,268
  Accrued expenses...........           846,895                  625,174
                                      ---------                ---------
        Total current liabilities     2,483,293                3,270,442
                                      ---------                ---------

SHAREHOLDERS' EQUITY (Notes 7 and 8)
  Common stock $.01 par value;
  10,000,000 shares authorized,
  3,219,300 issued and outstanding
  as of June 30, 1996 and 2,756,183
  issued and outstanding as of
  September 30, 1995.........            32,193                  27,562
  Additional paid-in capital..        5,917,179               4,141,343
  Accumulated deficit........        (2,131,002)             (2,493,532)
                                      ----------              ----------
                                      3,818,370               1,675,373
                                      ----------             ----------
                                      $6,301,663             $4,945,815
                                      ==========             ==========

           See notes to condensed consolidated financial statements

               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Nine         For the Nine
                                          Months Ended         Months Ended
                                          June 30, 1996        June 30, 1995
                                          (Unaudited)          (Unaudited)
                                          -------------        -------------

NET SALES.....................             $11,594,484           $8,826,491

COST OF SALES.................               8,686,416            6,958,452
                                            ----------            ---------
  Gross Profit................               2,908,068            1,868,039

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES..................               2,231,867            2,115,192
RESEARCH & DEVELOPMENT EXPENSES                320,600              178,632
                                             ---------            ---------
Income, (loss) from operations                 355,601             (425,785)

OTHER INCOME (EXPENSE):
Interest income, net.........                   21,269               13,510
 Private placement financing
  costs (Note 4)..............                       -             (572,674)
 Miscellaneous income.........                  15,660               28,743
                                               --------             ---------
    Income, (loss) before income
      tax provision ..........                 392,530             (956,206)

INCOME TAX PROVISION (Note 5).                  30,000                    -
                                               -------             ---------
    Net income, (loss)........                $362,530            ($956,206)
                                              ========            ==========
Net income, (loss) per share..                   $0.13               ($0.42)
                                              ========            ==========
Weighted average shares
   outstanding (Note 3).......               2,788,593            2,257,183
                                             =========            =========


     See notes to condensed consolidated financial statements

             HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Three        For the Three
                                          Months Ended         Months Ended
                                          June 30, 1996        June 30, 1995
                                           (Unaudited)          (Unaudited)
                                          --------------       -------------
NET SALES.........................          $3,355,106          $3,706,465

COST OF SALES.....................           2,421,661           2,967,523
                                            ----------           ---------
  Gross Profit....................             933,445             738,942

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES........................             738,693             798,602
RESEARCH & DEVELOPMENT EXPENSES...             119,330              89,241
                                             ---------            --------
   Income, (loss) from operations.              75,422            (148,901)

OTHER INCOME (EXPENSE):
 Interest income, net.............               5,411              18,843
 Miscellaneous income.............               7,643                  44
                                             ---------             -------
   Income, (loss) before income tax
      provision ..................              88,476            (130,014)

INCOME TAX PROVISION  (Note 5)....              10,000                   -
                                             ---------            ---------
   Net income, (loss).............             $78,476           ($130,014)
                                             =========           ==========
Net income, (loss) per share .....               $0.03              ($0.05)
                                             =========           ==========
Weighted average shares
   outstanding (Note 3)...........           2,853,769           2,756,183
                                             =========           ==========


           See notes to condensed consolidated financial statements

            HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the Nine      For the Nine
                                              Months Ended      Months Ended
                                              June 30, 1996     June 30, 1995
                                               (Unaudited)       (Unaudited)
                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income, (loss)......................        $362,530         ($956,206)
Adjustments to reconcile net income,             --------         ----------
 (loss) to net cash (used in)provided
  by operating activities:
  Depreciation and amortization..........          27,859            22,721
  Provision for uncollectible accounts
     receivable..........................          13,000            35,000
  Provision for system board obsolescence          33,000           115,000
  Private placement financing costs......               -           572,674
  Rent expense funded by principal shareholders         -                 -
Increase (decrease) in cash resulting from
  changes in operating assets and liabilities:
  Accounts receivable....................        (569,666)         (475,560)
  Inventories............................           2,041          (937,298)
  Prepaid expenses and other current assets       (61,427)         (115,704)
  Accounts payable.......................      (1,008,870)          276,731
  Accrued expenses.......................         218,721           249,682
                                                ----------       -----------
                                               (1,345,342)         (256,754)
     Net cash used in operating activities.      (982,812)       (1,212,960)
                                                ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of machinery and equipment...         (27,972)           (6,222)
  Purchase of software rights............               -           (13,156)
  Security deposits......................            (428)             (483)
                                                  --------          --------
    Net cash used in investing activities         (28,400)          (19,861)
                                                  --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement offering                        477,304
Net proceeds from Initial Public Offering               -         3,267,023
Net proceeds from exercise of
 Underwriter's Unit Purchase Option .....         543,779
Net proceeds from exercise of Class A Warrants  1,236,688
Principal payment on bank loan...........               -          (395,000)
Principal payment on private placement
 bridge loan.............................               -          (600,000)
                                                ---------         ----------
Net cash provided by financing activities.      1,780,467         2,749,327
                                                ---------         ----------
Net increase in cash and cash equivalents.        769,255         1,516,506
CASH AND CASH EQUIVALENTS, beginning
 of period................................      1,214,940           151,408
                                                ---------         ----------
CASH AND CASH EQUIVALENTS, end of period..     $1,984,195        $1,667,914
                                               ==========        ===========
SUPPLEMENTAL DISCLOSURES:
  Interest paid...........................              -           $43,667
                                               ==========        ===========
  Income taxes paid.......................         $8,615           $19,163
                                               ==========         ==========
        See notes to condensed consolidated financial statements

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

     The operating results for the three months and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the September 30, 1996 year end.

NOTE 2.  INVENTORIES

     Inventories have been valued at the lower of average cost or market. The components of inventory at June 30, 1996 and September 30, 1995 consist of:

                                  June 30,        September 30,
                                    1996              1995
                                    ----              ----
     Component Parts            $  727,013         $  738,846
     Work in Progress              959,096            974,706
     Finished Goods                466,831            474,429
                                  --------          ---------
                                $2,152,940         $2,187,981
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

           HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Unaudited)

Net income (loss) per share - continued
     Weighted average shares outstanding listed below were used in the per share computation:

           Three Months Ended               Nine Months Ended
              June 30,                           June 30,
         1996         1995                  1996          1995
         ----         ----                  ----          ----
     2,853,769    2,756,183             2,788,593     2,257,183

During the quarter ended June 30, 1996, the Company's stock traded at an average price that was in excess of the exercise price for the Company's Class A Warrants (the warrants). The warrants, which in certain circumstances are considered as a component of weighted average shares outstanding, resulted in an immaterial dilution to earnings per share and were not included in the calculation of weighted average shares. The warrants were called for redemption by the Company on June 3, 1996. As of June 30, 1996, 329,784 warrants were exercised. The Company had 1,279,732 Class A Warrants outstanding at June 30, 1996. (See note 8, "Warrant Redemption").

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

             HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Unaudited)

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


NOTE 6.  LINE OF CREDIT

     On March 28, 1996, Hauppauge Computer Works, Inc, a wholly owned subsidiary of Hauppauge Digital, Inc., entered into a Credit Agreement with the MTB Bank. The Credit Agreement provides for, among other things, a two year asset based line of credit, whereby the Company may borrow up to $1,100,000, which increases to $1,600,000 upon receipt of the Company's audited September 30, 1996 consolidated financial statements. Advances shall be made on a revolving basis based on 70% of eligible domestic and foreign receivables not older than 90 days. The Agreement provides that foreign receivables must be credit insured, except for Reuters, which the MTB Bank has verbally agreed to exclude from the credit insurance provision. Upon satisfactory review of the Company's September 30, 1996 financial and accounts receivable performance, the advance rate for eligible credit insured foreign receivables will increase to 80%. An interest rate of 2 1/2 % above MTB's prime commercial lending rate on a floating basis will be charged on all advances. The credit line is secured by the assets of the Company. In addition, the Company, HCW Distributing Corp., Hauppauge Computer Works GmbH, Hauppauge Computer Works Ltd., Kenneth R. Aupperle and Kenneth Plotkin, have guaranteed the obligations of Hauppauge Computer Works, Inc.. The quarantees of Messrs. Aupperle and Plotkin are each limited to of 20% of the borrowings outstanding with a cap of $150,000 each and a minimum of $50,000. The loan requires the Company to maintain a consolidated net worth of $1,750,000 until September 30, 1996 and $2,000,000 thereafter. If the Company does not meet the requirements of these and other existing covenants, the Company will be in default per the Credit Agreement. The Company is prohibited from paying cash dividends during the term of the Credit Agreement. As of June 30, 1996, the Company has not utilized this loan facility.

             HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

NOTE 7.  EXERCISE OF UNDERWRITER'S UNIT PURCHASE OPTION

  In connection with the Company's January 10, 1995 Initial
Public Offering (IPO), the Company sold to Lew Lieberbaum & Co., Inc. (the Underwriter) 133,333 Underwriters Unit Purchase Options (Purchase Options), each exercisable at $4.41. Each unit consisted of one share of the Company's Common Stock and one Underwriter Warrant. The Underwriter's Warrant entitled the holder to purchase one share of Common Stock at an exercise price of $3.75 and are identical to the Class A Warrants offered in the IPO.

  On May 7, 1996, in light of the market conditions that existed at the time, the Company allowed the Underwriter to exercise 67,000 Purchase Options at 3.75 per share, which they exercised on May 24, 1996. On June 7, 1996, the remaining 66,333 Purchase Options were exercised by the Underwriter for $4.41. The net proceeds of $543,779 will be used for working capital and general corporate purchases.

NOTE 8.  CALL FOR REDEMPTION OF CLASS A WARRANTS

  On June 3, 1996, the Company, in accordance with Article VI of a Warrant Agreement dated January 10, 1995 between the Company and North American Transfer, called for the redemption of all the outstanding warrants at a price of $.10 per share. Each Warrant entitled the holder to purchase one share of the Company's $.01 par value Common Stock at $3.75 per share. The expiration date, originally July 5, 1996, was extended at the discretion of the Company until July 17, 1996.

  At the July 17, 1996 expiration date, 1,575,786 warrants, which included 133,333 Warrants obtained by the Underwriter in the exercise of their Purchase Option, were exercised and 33,730 warrants were redeemed. The redemption resulted in gross proceeds to the Company of $5,909,197. After deducting expenses of the redemption, which include a 5% solicitation fee payable to the Underwriter for a portion of the warrants, Accounting, Legal, printing costs and $3,373 payable to the warrant holders who did not exercise their Warrants, the net proceeds from the Warrant redemption will be approximately $5,650,000. As of June 30, 1996, 329,784 warrants amounting to $1,236,688 had been exercised. As a result of the Warrant redemption and exercise of the Underwriters Unit Purchase Option, total shares issued and outstanding will be 4,465,302. The net proceeds will be used for working capital and general corporate purchases.

            HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


  Detailed below are selected Consolidated Balance Sheet data adjusted to reflect the approximate net proceeds of $5,650,000 obtained from the Warrant redemption, net of the $1,236,688 received as of June 30, 1996:

                                   As of June 30, 1996
                                   -------------------
                               Actual         As Adjusted
                               ------         -----------
Working Capital            $ 3,614,491       $  8,027,803
Current Assets               6,097,784         10,511,096
Total Assets                 6,301,663         10,714,975
Current Liabilities          2,483,293          2,483,533
Shareholders' Equity         3,818,370          8,231,682

ITEM 2.        Management's Discussion and Analysis of
            Financial Condition and Results of Operations
            ---------------------------------------------
Results of Operations
- ---------------------
Nine Month Period ended June 30, 1996 versus June 30, 1995
- ----------------------------------------------------------
Sales for the nine months ended June 30, 1996 were $11,594,484, compared to $8,826,491 for the comparable period in the prior fiscal year, resulting in an increase of $2,767,993 or 31%. The increase in sales was primarily due to the investment of the IPO proceeds during the prior fiscal year in increased marketing and production capabilities. The ability of the Company to procure additional inventory and expand production sources enabled the Company to gain market share and meet the increased sales demand.

  Net sales of the Company's products are summarized as follows:

                        Nine Months Ended June 30,   Increase
                           1996          1995       (Decrease)%
                          ------        ------      -----------
P.C. System Sales      $ 1,273,405     $  720,360         77
Win/TV Boards           10,321,079      8,106,131         27
                        ----------      ---------        ---
Total Company Sales    $11,594,484     $8,826,491         31
                       ===========     ==========

Unit sales of Win/TV boards, the Company's digital video TV board, increased to approximately 45,100 as compared to approximately 29,600 for the prior year, resulting in an increase of 52%. Sales to domestic customers for the nine month period were 43% of net sales for the current year and 33% for the prior year. Sales to international customers, which were primarily in U.S. Dollars, were 57% of net sales for the current year and 67% for the comparable period of last year. The increase in domestic sales as a percentage of sales reflects an effort by the Company to expand its domestic sales base.

  Gross profit increased to $2,908,068 from $1,868,039, an increase of $1,040,029 or 56% over the prior comparable fiscal year period. The gross profit percentage increased to 25% from 21%.
The increase in the margin percentage was due to lower component costs resulting from the economies gained by purchasing larger volumes of inventory plus fixed production costs absorbed over a greater number of units, which lowered the labor costs per unit.

   Though selling, general and administrative expenses increased $116,675 over the prior year, they declined to 19% of revenue in the current year compared to 24% of revenue for the nine months ended June 30, 1995. The increase in expenses was primarily due to increased sales and marketing expenses of $155,761, mainly due to intensified marketing programs for advertising and trade shows plus increased commissions because of higher sales offset by $69,416 in lower support and freight costs.

- ---------------------------------------------------------
  Research and development expenses increased $141,968 or approximately 79%. The increase was due to the infusion of new capital from the Company's January 1995 IPO, which was used to expand the Company's engineering research and development resources to enhance current products and further develop future product lines.

  The Company had net other income of $36,929 for the June 30, 1996 nine month period as opposed to net other expense of $530,421 for the corresponding nine months of the preceding fiscal year. The increase in net other income was primarily due to the non recurring private placement financing costs of $572,674 charged to operations in the first fiscal quarter of 1995 plus higher current year net interest income.

  As a result of all of the above, the Company recorded a net profit after taxes for the nine months ended June 30, 1996 of $362,530 or $0.13 per share as opposed to a net loss after taxes (which taxes for the prior year were nominal) of ($956,206) or ($0.42) per share.

Three Month Period ended June 30, 1996 versus June 30, 1995
- -----------------------------------------------------------
  Net sales for the three months ended June 30, 1996 were $3,355,106, compared to $3,706,465 for the comparable period in the prior fiscal year, resulting in a decrease of $351,359 or 9%. The sales decrease was primarily due to sluggish international sales and the loss of a certain foreign customer, who accounted for sales of approximately $310,000 for the quarter ended June 30, 1995, due to this customer's deteriorating financial condition. Domestic sales were slightly impacted toward the end of the quarter by the transition to several technologically enhanced new products which the Company began shipping in July 1996. Sales for the fiscal fourth quarter may be impacted by the European summer holiday season, which in the prior year's fourth quarter resulted in a seasonal reduction of European operations.

  Net sales of the Company's products are summarized as follows:

                      Three Months Ended June 30,    Increase
                           1996          1995       (Decrease)%
                           ----          ----       ------------
P.C. System Sales      $  427,817     $  139,025        207
Win/TV Boards           2,927,289      3,567,440        (18)
                       ----------      ---------        ----
Total Company Sales    $3,355,106     $3,706,465        ( 9)
                       ==========     ==========

Unit sales of Win/TV boards, the Company's digital video TV card, were approximately 11,900 as compared to approximately 13,160 for the same quarter in the prior year, resulting in an decrease of 10%. Sales to domestic customers for the three month period were 57% or $1,929,304 of net sales for the current year and 31% or

- ---------------------------------------------------------
$1,154,436 for the prior year. Sales to international customers, which were primarily in U.S. Dollars, were $1,425,802 or 43% of net sales for the current quarter and $2,552,029 or 69% for the comparable period of last year. The increase in domestic sales as a percentage of sales reflects an effort by the Company to expand its domestic sales base.

  In spite of lower sales in the current quarter compared to the same quarter in the previous year, gross profit increased to $933,445 from $738,942, an increase of $194,503 or 26% over the prior comparable fiscal year period. The gross profit percentage increased to 28% from 20%. The increase in the margin percentage was due to less additions to the reserves for inventory obsolescence and sales returns in the current quarter compared to the previous year's quarter, lower unit costs due to improved operating efficiencies and a larger percentage of higher margin Win/TV boards sold in the current quarter ended June 30, 1996.

   Selling, general and administrative expenses decreased
$59,909 compared to the prior year. Expenses as a percentage of revenue remained stable at 22% for the current quarter and for the three months ended June 30, 1995. The decrease in expenses was primarily due to decreased sales and marketing expenses of $51,555. Sales and Marketing spending was accelerated for the third fiscal quarter of 1995 due to the implementation of an intensive marketing program made possible by the proceeds of the Company's January 10, 1995 IPO.

  Research and development expenses increased $30,089 or approximately 34%. The increase was due to the infusion of new capital from the Company's January 1995 IPO, which was used to expand the Company's 1996 engineering research and development resources to enhance current products and further develop future product lines.

  The Company had net other income of $13,054 for the June 30, 1996 three month period compared to net other income of $18,887 for the corresponding three months of the preceding fiscal year. The decrease in net other income from the same quarter in the prior year was due to higher foreign currency gains offset by lower net interest income.

  As a result of all of the above, the Company recorded a net profit after taxes for the three months ended June 30, 1996 of $78,476 or $0.03 per share as opposed to a net loss after taxes (which taxes for the prior year were nominal) of ($130,014) or ($0.05) per share.

- ---------------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

  The Company had a net cash position of $1,984,195 working capital of $3,614,491 and shareholders' equity of $3,818,370 as of June 30, 1996. For the nine months ended June 30, 1996, the
Company's cash position increased by $769,255. The detail of significant cash sources and (uses) were:

  Net income adjusted for non cash items:           $  436,389
  Investments in current assets                       (629,052)
  Decrease in current liabilities, net                (790,149)
  Net proceeds from the exercise of Underwriter's
    Unit Purchase Option                               543,779
  Net proceeds from the exercise of Class
    A Warrants                                       1,236,688

  In connection with the Company's January 10, 1995 Initial
Public Offering (IPO), the Company sold to Lew Lieberbaum & Co., Inc. (the Underwriter) 133,333 Underwriters Unit Purchase Options (Purchase Options), each exercisable at $4.41. Each unit consisted of one share of the Company's Common Stock and one Underwriter Warrant. The Underwriter's Warrant entitled the holder to purchase one share of Common Stock at an exercise price of $3.75 and are identical to the Class A Warrants offered in the IPO.

  On May 7, 1996, in light of the market conditions that existed at the time, the Company allowed the Underwriter to exercise 67,000 Purchase Options at $3.75 per Purchase Option, which they exercised on May 24, 1996. On June 7, 1996, the remaining 66,333 Purchase Options were exercised by the Underwriter for $4.41. The net proceeds of $543,779 will be used for working capital and general corporate purchases.

  On June 3, 1996, the Company, in accordance with Article VI of a Warrant Agreement dated January 10, 1995 between the Company and North American Transfer, called for the redemption of all the outstanding warrants at a price of $.10 per share. Each Warrant entitled the holder to purchase one share of the Company's $.01 par value Common Stock at $3.75 per share. The expiration date, originally July 5, 1996, was extended at the discretion of the Company until July 17, 1996.

  At the July 17, 1996 expiration date, 1,575,786 warrants, which included 133,333 Warrants obtained by the Underwriter in the exercise of their Purchase Option, were exercised and 33,730 warrants were redeemed. The redemption resulted in gross proceeds to the Company of $5,909,197. After deducting expenses of the

- ---------------------------------------------------------

Liquidity and Capital Resources
- --------------------------------

redemption, which include a 5% solicitation fee payable to the Underwriter for a portion of the warrants, Accounting, Legal, printing costs and $3,373 payable to the warrant holders who did not exercise their Warrants, the net proceeds from the Warrant redemption will be approximately $5,650,000. As of June 30, 1996, 329,784 warrants amounting to $1,236,688 had been exercised. As a result of the Warrant redemption and exercise of the Underwriters Unit Purchase Option, total shares issued and outstanding will be 4,465,302. The net proceeds will be used for working capital and general corporate purchases.

  On March 28, 1996, Hauppauge Computer Works, Inc, a wholly owned subsidiary of Hauppauge Digital, Inc., entered into a Credit Agreement with the MTB Bank. The Credit Agreement provides for, among other things, a two year asset based line of credit, whereby the Company may borrow up to $1,100,000, which increases to $1,600,000 upon receipt of the Company's audited September 30, 1996 consolidated financial statements (See note 6).

  The Company believes that the proceeds received from the exercise of the Class A Warrants and the Underwriter's Unit
Purchase Option, its internally generated cash flow and its asset based line of credit, will be sufficient to satisfy the Company's anticipated operating needs for a least the ensuing twelve months.

Risk Factors
- ------------

  From time to time, information provided by the company, statements made by its employees or information provided in its Securities and Exchange Commission filings, may contain forward looking information. Due to the dynamic and rapidly changing business environment plus various risks and uncertainties encountered in the computer hardware business, the Company's actual future results may differ materially from those projections. The Company products are sold worldwide through distributors, retailers and original equipment manufacturers. The revenues of the Company are subject to fluctuation due to such things as technological changes, competition, loss of major customers, seasonality, declining prices and the worldwide economic climate.

  The market price of the Company's common stock may be volatile at times in response to fluctuation in the Company's quarterly operating results, changes in analysts' earnings estimates, market conditions in the computer hardware industry, as well as general conditions and other factors external to the Company.

PART II.  OTHER INFORMATION
- ---------------------------
Item 5  Other Information
- -------------------------

  On May 24, 1996, Lew Lieberbaum & Co Inc. (The Underwriter) exercised 67,000 Purchase Options at $3.75 per Purchase Option. On June 7, 1996, the remaining 66,333 Purchase Options were exercised by the Underwriter for $4.41 per Purchase Option. The net proceeds of $543,779 will be used for working capital and general corporate purchases (See Note 7 of the foregoing financial statements and accompanying notes).

  On June 3, 1996, the Company, in accordance with Article VI of a Warrant Agreement dated January 10, 1995 between the Company and North American Transfer, called for the redemption of all the outstanding warrants at a price of $.10 per share. Each Warrant entitled the holder to purchase one share of the Company's $.01 par value Common Stock at $3.75 per share. The expiration date, originally July 5, 1996, was extended at the discretion of the Company until July 17, 1996. (See Note 8 of the foregoing financial statements and accompanying notes).

  At the July 17, 1996 expiration date, 1,575,786 warrants, which included 133,333 Warrants obtained by the Underwriter in the exercise of their Purchase Option, were exercised and 33,730 warrants were redeemed. The redemption resulted in gross proceeds to the Company of $5,909,197. After deducting expenses of the redemption, which include a 5% solicitation fee payable to the Underwriter for a portion of the warrants, Accounting, Legal, printing costs and $3,373 payable to the warrant holders who did not exercise their Warrants, the net proceeds from the Warrant redemption will be approximately $5,650,000. As a result of the Warrant redemption and exercise of the Underwriters Unit Purchase Option, total shares issued and outstanding will be 4,465,302. The net proceeds will be used for working capital and general corporate purchases. (See Note 8 of the foregoing financial statements and accompanying notes).

Item 6  Exhibits and Reports on Form 8-K
- ----------------------------------------
(a) Exhibits
- ------------
  None

(b) Reports on Form 8-K
- -----------------------
  On June 3 the Company filed Form 8K under Other Events, stating that the Company, in accordance with Article VI of a Warrant Agreement between the Company and its transfer agent, North American Transfer, was calling for redemption by July 5, 1996 all of its outstanding Class A Warrants at $.10 per share.

- -------------------------------------

  On June 27, 1996 the Company filed a Form 8K under Other
Events, stating that the Company on June 13, 1996 had extended the redemption date to July 17, 1996.

  On July 31, 1996 the Company filed a Form 8K under Other
Events, setting forth the exercise by the Underwriter of its Purchase Options and the exercise and redemption of the Class A Warrants as more fully described in Notes 7 and 8 of the foregoing financial statements and accompanying notes and under Management's Discussion and Analysis-Liquidity and Capital Resources described in Part I item 2 herein.

                 SIGNATURES
                 ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        HAUPPAUGE DIGITAL, INC.
                        -----------------------
                                    Registrant




Date: August 12, 1996            By: /s/ KENNETH PLOTKIN
      ---------------               --------------------
                                    KENNETH  PLOTKIN
                                    Vice President and
                                    Chief Executive Officer






Date: August 12, 1996            By: /s/ GERALD TUCCIARONE
      ---------------                ----------------------
                                    GERALD TUCCIARONE
                                    Treasurer and Chief
                                    Financial Officer