Form 10KSB
period 1996-09-30
HAUPPAUGE DIGITAL INC
filed 1996-12-24
CIK 930803

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended September 30, 1996
                          ------------------
OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________ to ___________

     Commission File No. 1-13550
                         -------
                          HAUPPAUGE DIGITAL, INC.
                --------------------------------------------
               (Name of small business issuer in its charter)

            DELAWARE                                          11-3227864
    ----------------------                                 ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

            91 Cabot Court, Hauppauge, New York           11788
         --------------------------------------------------------
         (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (516) 434-1600
                                                   --------------
Securities registered pursuant to Section 12 (b) of the Act:

     $.01 par value Common Stock

Securities registered pursuant to Section 12 (g) of the Act:

     $.01 par value Common Stock

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

State registrant's revenues for its most recent fiscal year:  $14,695,100

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 4, 1996 was approximately $15,035,000. Non-affiliates include all shareholders other than officers, directors and 5% shareholders of the Company. Market value is based upon the price of the Common Stock as of the close of business on December 4, 1996 which was $4 5/8 per share as reported by NASDAQ.

As of December 4, 1996, the number of shares outstanding of the Common Stock was 4,444,102 shares (exclusive of treasury shares).

                    DOCUMENTS INCORPORATED BY REFERENCE

Part III which includes Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management), and Item 12 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of September 30, 1996 and are incorporated herein by reference.

                                  PART I
                                  -------
Item 1.   DESCRIPTION OF BUSINESS
          -----------------------
(a)  Business Development.

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

     From 1987 and until 1991, the Company concentrated its business on the development and sale of system boards which are the "heart" of a personal computer ("PC") and which may be used to upgrade older PCs. Since 1992, the Company has changed the focus of its business and is presently engaged primarily in the business of designing, manufacturing and selling digital video products for the IBM and IBM compatible PC market, consisting of Win/TV and WinCast boards. Win/TV boards are used to convert moving video images from a video camera, video tape recorder or cable TV to a digital format which is displayed in a resizable window on a PC video monitor. These video images may be viewed simultaneously with normal PC operations such as word processing and may also be used in conjunction with CD-ROM packages. WinCast boards add the capability of receiving Intercast(TM) data transmissions.

     The Company has entered the PC-based digital video market by distributing the Win/TV boards to computer retailers and Original Equipment Manufacturers ("OEMs"). Computer retailers typically stock Win/TV boards on their shelves and sell them to end users for installation in their own PCs, while OEMs typically purchase Win/TV boards and incorporate them in multimedia PC packages, which are then ultimately sold to the end user. Since the close of fiscal year 1995, the Company has added five new products to its line of WIN/TV board products, bringing the total number of products available for sale to ten.

     Net sales of the Company's products for the Company's last two fiscal years are summarized as follows:

                         Year Ended               Year Ended
                         September 30, 1996       September 30, 1995
                         ------------------       ------------------
PC System Sales          $  1,421,359               $    792,857
Win/TV Boards              13,273,741                 10,758,312
                         ------------               ------------
Total Company Sales      $ 14,695,100               $ 11,551,169
                         ============               ============

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

     All Win/TV board models come with software that runs under the popular Microsoft(R) Windows(TM) operating system, including Windows(TM) 95, that allows the TV picture to be resized from a tiny window size all the way to full screen, all under the control of the mouse.

     The Company presently has 10 models of the Win/TV board. It is the Company's strategy to provide a wide range of Win/TV boards for the PC market. With a Win/TV board installed in a PC, a user sees live video within a window on the PC video monitor without interfering with the normal operation of the computer. The user can resize this video image, making it small so that it will take up less space on the video monitor, or the user can enlarge the image to full screen if the user wants to see bigger image detail. The video images can be viewed simultaneously with normal PC operations such as word processing programs and spread sheet applications.
A stockbroker who is working on a PC and watching CNBC might keep the image small on the PC video monitor while receiving stock quotations, and then with one click, the user can enlarge the video image to full screen size.

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

     The Win/TV-CinemaPro board ("CinemaPro") is a new product with similar capabilities to the Celebrity but with a lower manufacturing cost. The CinemaPro is expected to substantially replace the Celebrity for shipments in 1997.

     The Win/TV-HighQ ("HighQ") board was designed for users who need higher quality digitizing of video images for use in a PC. Uses include medical imaging, such as the creation of medical databases of images captured from microscopes; industrial imaging, such as parts inspection; and desktop publishing. The HighQ supports a scheme called "square pixel" digitizing, where the horizontal and vertical aspects of the digitized image are kept to exactly a 1:1 ratio, an important feature for medical and industrial applications. The HighQ is the only model that does not include a cable ready television tuner, but it does use the SmartLock feature.

     The Win/TV Prism board ("Prism") is a low cost video board that combines many of the features of the Company's higher-end boards. The Prism is cable and TV antenna ready and comes equipped with an automatic 122 channel scan. The Prism can be connected to sound cards, VCR's and video cameras. The Prism does not use the SmartLock feature used in the Company's higher-end boards and requires an active feature connector on an SVGA card.

     The Win/Motion 60 board ("Win/Motion") digitizes full frame live video from a video camera or VCR and stores it to the hard disk so that it can be digitally edited on a PC. The Win/Motion uses Motion-JPEG compression technology which increases performance and reduces the storage space required for digital video clips. The compression technology allows the board to capture 60 fields per second, resulting in more accurate frame-by-frame video editing and more realistic video playback. The Win/Motion can also play back full screen video clips from a hard disk, which can be recorded on tape or displayed on a video monitor. The Win/Motion was designed for corporate marketing communication departments, training video developers, trade show demonstration creators, video hobbyists, CD-ROM title producers and creators of corporate product literature on CD-ROM.

     The following five products have been introduced since the close of the 1995 fiscal year.

     The Win/TV-Spectrum board ("Spectrum") is a digital video overlay and TV tuner board. The Spectrum can receive video from cable TV or an external video source such as a video camera, digitizes and scales the live video image, and pushes the digitized video image into the memory of a Cirrus Logic based VGA subsystem. The Spectrum software can capture and save individual video images to disk. The Spectrum also features channel surfing and image capture, and a remote that controls TV functions.

     The WinCast/TV board ("WinCast") is a single slot PC board which enables the user to bring TV and Intercast(TM) Web pages to their PC, using Intel's Intercast(TM) Viewer to display Intercast(TM) Web pages in a window alongside the live TV window. The WinCast also has a 125 channel cable ready TV tuner with automatic channel scan and a video digitizer. The video digitizer allows the user to capture still and motion video images to a hard disk, creating high impact presentations. In addition to the standard model, the WinCast/TV dbx model offers high quality dbx-TV for awesome stereo sound.

     The Win/TV pci board is a single slot PC board equipped with Pal-I or Pal-B/G tuners and teletext capabilities for the English and European market. The board has features similar to the WinCast/TV board. Since European broadcasters do not transmit Intercast(TM) information, the pci board does not need to have Intercast(TM) capabilities.

     The Video Magic board provides many high quality features for editing videos on the user's PC. Video Magic can capture full motion video images at up to 30 frames per second. Combined with the Media Studio Video editor, the user can add titles, special effects, multiple video and audio overlays, two and three dimensional effects plus fades and blends. The Video Magic board can be used to create sales presentations, make video training tapes and to add flare to home videos.

     The Hauppauge Impact Video Conferencing Board (ImpactVCB) is a low cost PC bus card for high performance access to the digitized video. Designed for video conferencing and industrial applications requiring video, the ImpactVCB features live video in a window, still image capture and an AVI capture driver.

     The Win/TV boards which are for sale to the computer retail market are essentially the same as the ones which are for sale to the OEM market. The differences are in the packaging and in the sophistication of the operating software. The Company believes that the WinCast and CinemaPro are currently the digital video board of choice for the computer retail market and the WinCast and VCB boards are the choice of the OEM market. The Celebrity and CinemaPro models accounted for approximately 57% of the Company's net sales for its 1996 fiscal year.

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

Product Production

     The Company designs the Win/TV boards and also writes the operating software of the Win/TV boards to be used in conjunction with the popular Microsoft(R) Windows(TM) operating system, the WindowsNT operating system and the IBM OS/2 operating system. The Company subcontracts the manufacturing and assembly of the Win/TV boards to independent third parties. The Company then tests the completed product at its facility in Hauppauge, New York before shipping to customers to ensure the quality of its products.

     The Company is dependent upon AuraVision Corporation ("AuraVision") for its supply of digital video processing chips, which are necessary for the production of the Celebrity and CinemaPro models of the Win/TV digital video board. The Company is not aware of an alternate source of supply for the digital video processing chips manufactured by AuraVision. In the event that the Company were unable to obtain its supply of digital video processing chips from AuraVision, the Company might not be able to produce its Celebrity and CinemaPro model Win/TV boards and its business may be adversely affected. No assurance can be given that the Company will continue to be able to retain such source or obtain products from another source. The Company is also dependent upon Philips, a division of North American Philips Company and Brooktree Corporation,a division of Rockwell Semiconductors Systems, Inc., manufacturers of video digitizers, which are also necessary for the production of various models of the Win/TV digital video board. If the foregoing suppliers do not supply their products to the Company, the business of the Company might be adversely affected because the Company would have to seek alternative suppliers of video digitizers which may result in additional costs and delays and therefore adversely affect the Company's production and profitability.
See Item 6 Management's Discussion and Analysis - Risks and Forward Looking Statements.

Digital Video Market

     The digital video market, as it pertains to the Win/TV board, involves the use of a PC to turn a video image into a digital form which can be stored on a PC's hard disk drive. Once a video image is on the PC's hard disk drive, the image can be merged into a document using various word processing systems such as WordPerfect(R) or Microsoft(R) Word(R). A sequence of video images that are digitized are stored in a form called "AVI", which has digital audio and video interleaved to create a digital movie. This digital movie can be edited on the PC, adding special effects, audio overdubs and titles. These digital movies are used in multimedia presentations and multimedia CD-ROMs. The digital video sequences can also be transmitted to another location over the highspeed communication lines, which allows for video conferencing.

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

     During July, 1996, a new broadcast technology called Intercast(TM) was introduced during the 1996 Summer Olympics in Atlanta. Intercast(TM) Web pages are broadcast in a portion of the TV signal called the Vertical Blanking Interval. Intercast(TM) Web pages add a new dimension to TV shows by allowing TV producers to add real time information to their broadcasts. These pages are standard Internet Web pages, but are sent with TV signals over the airways instead of being sent over the telephone lines. In addition to Web pages specific to the show being broadcast, broadcasters can use the Intercast(TM) medium to add other types of information to their TV transmissions, such as real time stock market information along with their Web pages. Intercast(TM) information broadcast by TV show producers is designed to increase viewing pleasure by providing viewers with textual information which coincides with broadcasted video images.

     Industrial uses of the Win/TV board might include, among other things, medical applications (eye surgery, microscope imaging and hearing aid fitting), image recognition applications (automobile license plate identification, parts inspection), i.d. badges and driver's licenses. In addition, the Win/TV board may be utilized by real estate brokerage firms to merge digital pictures of real estate into faxes. The uses of digital video represents recent technology that is becoming widely applied in PCs. The Company believes that there is a trend toward replacing projects currently done in text on PCs into projects that include full motion video or still video pictures. For example, a real estate broker today might, on a desktop PC, create a fax describing a property for sale. Equipped with the Win/TV board, the broker could include a picture of the property in the fax. The Win/TV board would be used to digitize a video image coming from a camcorder, and this image could be included in the fax generated on the desktop PC.

     Sales people who currently create written proposals may create proposals that are played on portable computers that include digital videos to describe processes or procedures, making their proposals more effective. The Win/TV board can be used to both digitize the raw video from a camcorder and to play back the digital video from the PC hard disk drive.

Distribution to the Retail Market

     During fiscal 1996, net sales to the retail market through distributors from the Company totaled approximately $9,633,000 or 66% of the Company's net sales. This is in comparison to net sales of approximately $7,785,000 or 67% for the year ended September 30, 1995. The Company has no exclusive distributor and sells through a multitude of distributors, no one of which accounted for more than 10% of the Company's net sales. These distributors sell to a variety of retailers who sell personal computer products.


Original Equipment Manufacturers ("OEMs")

     The OEM business is one where a PC manufacturer adds the Win/TV board and its operating software to create a new model PC. Most of the activity by the Company to date regarding OEMs has been to create new model multimedia PCs and video conferencing products. Until recently, multimedia equipped PCs had a sound card and a CD-ROM. The new products currently being designed by OEMs include digital video and in particular TV video with the ability to receive Intercast(TM) information broadcast by cable program providers.

     The Company presently sells video boards under a Master Purchase Agreement to a major news service provider. This news service provider has developed a financial news service which utilizes Hauppauge's digital video TV board. The Company's net sales to this customer for the year ended September 30, 1996 and for the year ended September 30, 1995 totaled approximately $1,615,000 (11% of total net sales) and approximately $1,922,000 (17% of total net sales), respectively. This is the only customer that accounts for more than ten (10%) percent of the Company's net sales.

     The Company's remaining OEM business totaled approximately $3,447,000 for fiscal 1996 compared to approximately $1,844,000 for the year ended September 30, 1995. For fiscal 1996, approximately 34% of the Company's net sales were for the OEM market as compared to 33% for the year ended September 30, 1995.

Marketing and Sales

     The Company sells both domestically and internationally through sales offices in New York, London and Germany. For the fiscal year ended September 30, 1996 and the year ended September 30, 1995, approximately 46% and 30% of the Company's net sales were made within the United States, respectively, while approximately 54% and 70% were outside the United States (predominately in Germany and Great Britain), respectively. Hauppauge Computer Works, LTD handles all sales outside of the United States.

     The Company advertises its products in a number of U.S. and international PC magazines. These magazines, plus a public relations program aimed at editors of key personal computer magazines and an active web site on the Internet, are the principal means of getting the product introduced to end users. The sales rate in the computer retail market is very much determined by the effectiveness of these programs, along with the technical capabilities of the product itself. The Company also lists its products in catalogs of various mail order companies and attends various worldwide trade shows.

     The Company currently has 3 international sales persons and 4 sales persons in the United States, located in New York and California. The Company also has 2 manufacturer representatives retained by it on a non-exclusive basis, who work with customers in certain geographic areas.

Competition

     The Company's business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, sales and marketing resources than that which the Company has. The Company believes that competition from new entrants will increase as the market for digital video in a PC expands. There can be no assurances that the Company will not experience increased competition in the future. Such increased competition may have a material adverse effect on the Company's ability to successfully market its products. However, the Company believes that through research and development and aggressive marketing it can compete in this very competitive market, although there can be no assurances of such.

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

     On December 27, 1994, the Company's mark, "Win/TV", was registered with the United States Patent and Trademark Office.

Governmental Regulations

     The Company believes that existing or probable governmental regulations have no material effect on the Company's business.

Research and Development

     The technology underlying the Company's products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon the Company's business. The Company will need to maintain an ongoing research and development program, and the Company's success, of which there can be no assurances, will depend in part on its ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. The Company expended approximately $270,000 for research and development expenses for the year ended September 30, 1995 and approximately $448,000 during fiscal 1996. There can be no assurance that the Company's research and development will be successful or that the Company will be able to foresee and respond to such advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render the Company's products or technologies non-competitive or obsolete. See Item 6 Management's Discussion and Analysis - Risks and Forward Looking Statements.

Compliance with Environmental Laws

     The costs and effects of compliance with environmental laws (federal, state and local) will have no material effect upon the business of the Company.

Employees

     As of September 30, 1996, the Company had 48 employees including its executive officers, all of which are full-time. None of the Company's employees are represented by a union, and management considers its relationship with its employees to be excellent.

Item 2.   DESCRIPTION OF PROPERTY
          -----------------------
     The Company occupies a 25,000 square foot facility at 91 Cabot Court, Hauppauge, New York which it uses as its executive offices and for the testing, storage, and shipping of its products. The Company considers the premises to be suitable for all its needs. The building is owned by a partnership consisting of Messrs. Aupperle and Plotkin and their wives and is leased to the Company expiring January 31, 2006 with an option of the Company to extend the lease for an additional three years. Rent is currently at the annual rate of $306,627, and will increase to $321,958 per year on February 1, 1997. The rent is payable in equal monthly installments and increases at a rate of 5% per year on February 1 of each year thereafter including during the option period. The premises are subject to two mortgages which have been guaranteed by the Company upon which the outstanding principal amount due as of September 30, 1996 was $1,205,376. The Company pays the taxes and operating costs of maintaining the premises.

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

Item 3.   LEGAL PROCEEDINGS.
          -----------------
     The Company is presently party to no pending material legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------
     Not Applicable.

                     Executive Officers of Registrant

                                                            First Elected
                                   Offices and              an Officer of
Name                     Age(1)    Positions Held           the Company
----                     ------    ---------------          --------------
Kenneth R. Aupperle        39      President, chief              1982
                                   operations officer
                                   and Director

Kenneth Plotkin            45      Chairman of the board of      1982
                                   directors, chief executive
                                   officer, vice-president,
                                   secretary and Director

Gerald Tucciarone          41      Chief financial officer       1995
                                   and treasurer

John Casey                 40      Vice-president - technology   1987

_____________
(1) Age as of September 30, 1996.

All of the above Executive Officers have been elected to serve until the next annual meeting of the Board of Directors presently scheduled for March, 1997 or until their respective successors are elected and qualified.

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

                                  PART II
                                  -------
Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          --------------------------------------------------------
(a) The principal market on which the common stock of the Company (the "Common Stock") is traded is the over-the counter market. The Common Stock is traded on NASDAQ on the Small-Cap Market and its symbol is HAUP and the Boston Stock Exchange under the symbol HAU. Effective January 10, 1995, the Company offered for sale 1,333,333 units (the "Units"), each of which consisted of one class A common stock purchase warrant ("Class A Warrant"), exercisable at $3.75 per share commencing January 10, 1996 and expiring on January 9, 2000, and one share of Common Stock. The Common Stock became separately tradeable from the Class A Warrants on April 25, 1995. At such time, trading in the Units ceased. The following chart sets forth the high and low bid prices as determined from NASDAQ for the Common Stock from April 25, 1995 until September 30, 1996. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                              High           Low
                              ----           ---
Fiscal Year Ended
September 30, 1996
------------------
First Quarter                 3 3/4          1 3/4

Second Quarter                4 3/8          3

Third Quarter                 7 3/4          3 1/8

Fourth Quarter                5 1/4          3 9/16

                              High           Low
                              ----           ---
Fiscal Year Ended
September 30, 1995(1)
---------------------
Third Quarter (commencing
 April 25, 1995)              3 1/2          2 1/8

Fourth Quarter                2 1/2          1 5/8
____________
(1) From January 10, 1995 to April 24, 1995 the high and low bid price of the Units were as follows:
                              High           Low
                              ----           ---
Second Quarter (commencing
 January 10, 1995)            4 1/16         3 5/8

Third Quarter (until
  April 24, 1995)             4 1/8          3 3/4

(b) The approximate number of holders of record of the Common Stock as of December 4, 1996 was 78. The Company believes there are in excess of 564 beneficial holders of the Common Stock.

     (1)  No dividends have been paid during the past two years.

     (2) The Company has no present intention of paying any cash dividends in its foreseeable future and intends to use its net income, if any, in its operations. The Company is prohibited by its loan agreements with MTB Bank from declaring or paying any cash dividends.

ITEM 6.   MANAGEMENT'S  DISCUSSION AND ANALYSIS
Change in Fiscal Year

     The Company changed its fiscal year end from December 31 to September 30, effective September 30, 1994. All comparisons presented herein reflect this change in fiscal year.

    Results of Operations
    Years ended September 30, 1996 and 1995
    ---------------------------------------
     Sales for the year ended September 30, 1996 were $14,695,100, compared to $11,551,169 for the year ended September 30, 1995, resulting in an increase of $3,143,931 or 27%. The increase in sales has been attributable to the Company's increased investment in marketing and production capabilities due to the capital derived from the Company's January 1995 public offering and the proceeds derived from the July 1996 exercise of the Company's Class A Warrants. The ability of the Company to procure additional inventory and expand production sources enabled the Company to gain market share and meet the increased sales demand.

Net sales of the Company's products are summarized as follows:

                        Years Ended September 30,    Increase
                           1996          1995       (Decrease)%
                           ----          ----        -----------
P.C. System Sales      $ 1,421,359    $   792,857         79
Win/TV Boards           13,273,741     10,758,312         23
                       -----------     ----------         --
Total Company Sales    $14,695,100    $11,551,169         27
                       ===========    ===========         ==

Unit sales of Win/TV boards, the Company's digital video TV board, increased to approximately 62,000 as compared to approximately 41,600 for the prior year, resulting in an increase of 48%. Sales to domestic customers for the year ended September 30, 1996 were 46% of net sales as compared to 30% for the prior year. Sales to international customers, which were primarily in U.S. Dollars, were 54% of net sales for the current year and 70% for fiscal 1995. The increase in domestic sales as a percentage of sales reflects a commitment by the Company to expand its domestic sales base by introducing new products, such as the WinCast/TV board capable of receiving Intercast data broadcast by network and cable TV content providers, and the strategic hiring of additional sales and marketing personnel.

     Gross profit increased to $3,680,640 from $2,307,413, an increase of $1,373,227 or 60% over the fiscal year ended September 30, 1995. The gross profit percentage increased to 25% from 20%. The increase in the margin percentage was due to lower component costs resulting from the economies gained by purchasing larger volumes of inventory plus fixed production costs absorbed over a greater number of units, which lowered the labor costs per unit. In addition, reserve for inventory obsolescence charged to operations decreased to $38,000 for fiscal 1996 as compared to $164,511 for fiscal 1995.

      Selling, general and administrative expenses declined to 21% of net revenue from 27% of net revenue for the year ended September 30, 1995, resulting in a decrease of $129,206 when compared to the prior year. The decrease in expenses was primarily due to $187,660 charged to operations in fiscal 1995, which represented the excess of fair market value over the selling price pursuant to a sale of shares in July 1995 owned by the principal shareholders ofthe Company and sold to certain key employees (See note 6g of the accompanying financial statements). Other decreases were lower professional services costs of
$92,614 and lower Technical Support costs of $45,480, primarily due to lower warranty repair costs. These decreases were offset partially by higher commissions of $70,445 due to the 27% sales increase over fiscal 1995, increased sales compensation of $57,902 due to the strategic hiring of additional sales personnel, and increased administrative compensation of $59,036 due to contractual increases in executive compensation and the full year effect of a slightly higher staffing levels.

     Research and development expenses increased $178,424 or approximately 66%. The increase was due to the infusion of new capital from the Company's January 1995 public offering and the July 1996 conversion of the Company's Class A Warrants, which enabled the Company to expand its engineering research and development resources to enhance current products and further develop future product lines.


      The Company had net other income of $98,438 for the year ended September 30, 1996 as opposed to net other expense of $409,583 for the preceding fiscal year. The increase in net other income was primarily due to non recurring private placement financing costs of $480,652 charged to fiscal 1995 operations plus higher fiscal 1996 net interest income due to higher levels of cash invested.

     As a result of all of the above, the Company recorded a net profit after taxes for the year ended September 30, 1996 of $278,952 or $0.09 per share as opposed to a net loss after taxes (which taxes for the prior year were nominal) of ($1,523,078) or ($0.64) per share.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 121, "Accounting for the Impairment of long lived assets and for long lived assets to be disposed of" ("SFAS Number 121"). SFAS 121 is effective for fiscal years beginning after December 15, 1995. SFAS 121 requires the long lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. The impact of adopting SFAS Number 121 is not expected to be material.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard Number 123 "Accounting for Stock Based Compensation" ("SFAS Number 123") in October 1995. Statement Number 123 encourages companies to recognize expense for stock options and other stock based employee compensation plans based on their fair value at the date of grant. As permitted by Statement 123, the Company plans to continue to apply its current accounting policy under APB Opinion Number 25 "Accounting for Stock Issued to Employees" in 1997 and future years, and will provide disclosure of the pro forma impact on net income and earnings per share as if the fair value based method had been applied.


  Year ended September 30, 1995 compared to the Nine months ended
                       September 30, 1994
                       ------------------
     Net sales for the year ended September 30, 1995 were $11,551,169, compared to $4,166,807 for the nine months ended September 30, 1994, resulting in an increase of $7,384,362 or 177%. The increase in net sales has been attributable to the Company's ability to accelerate production of Win/TV boards and increase marketing programs due to the infusion of capital derived from the Company's October 1994 Private Placement Offering and January 1995 public offering (See Notes 6c and 6d to the attached financial statements), plus the elimination in 1994 of development problems, which created strong product demand and significant sales increases.

     Net sales of the Company's products are summarized as follows:

                                     Nine months
                       Year ended    September 30,   Increase
                           1995          1994       (Decrease)%
                          ------         -----      -----------
System Boards         $   792,857     $1,208,573        (34)
Win/TV Boards          10,758,312      2,958,234        264
                       ----------      ---------       ----
Total Net Sales       $11,551,169     $4,166,807        177
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

      The Company had net other expense of $409,583 for the year ended September, 30, 1995 as opposed to net other expense of $7,108 for the nine months ended September 30, 1994. The increase in expense was primarily due to the cash expenses of the Private Placement Offering, $30,674, and the underlying value of the units issued, $449,978 (142,850 shares valued at the IPO price of $3.15) which were charged to expense under the caption "Private Placement Financing Costs" (See Note 6c to the attached financial statements), offset somewhat by higher interest income.

     In light of the above, the Company experienced a decrease in the net loss from operations of $168,313 for the year ended September 30, 1995. Due to the nonrecurring charge of $480,652 for private placement financing costs incurred during 1995, the net loss increased $205,530 when compared to the nine months ended September 30, 1994.

     Over the prior two fiscal years, the Company has experienced certain revenue trends. Since a major portion of the Company's products are sold through distributors and retailers, the Company has historically recorded strong sales results during the Company's first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. In addition, the Company's international sales, mostly into the European market, have been 54% and 70% of sales for fiscal 1996 and 1995. Due to this, the Company's sales for its fourth fiscal quarter (July to September) are impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

     To offset the above cycles, the Company is working to increase its penetration of the domestic retail market to create counterbalancing domestic sales. Since it is difficult to control the seasonality of retail sales, the Company is also looking to create strategic OEM alliances to create a consistent level of annual revenue to help offset the seasonality of the retail segment of its business.

Liquidity and Capital Resources-As of September 30, 1996
--------------------------------------------------------
     The Company had a net cash position of $6,559,175, working capital of $7,969,496 and shareholders' equity of $8,174,917 as of September 30, 1996. For year ended September 30, 1996, the Company's cash position increased by $5,344,235. The detail of significant cash sources and (uses) were:

  Net income adjusted for non cash items:         $    371,212
  Investments in current assets                     (1,692,607)
  Increase in current liabilities, net                 485,241
  Net proceeds from the exercise of Underwriter's
    Unit Purchase Option                               543,779
  Net proceeds from the exercise of Class
    A Warrants                                       5,676,813

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

     On May 7, 1996, in light of the market conditions that existed at the time, the Company allowed the Underwriter to exercise 67,000 Purchase Options at $3.75 per Purchase Option, which they exercised on May 24, 1996. On June 7, 1996, the remaining 66,333 Purchase Options were exercised by the Underwriter for $4.41. The net proceeds of $543,779 will be used for working capital and general corporate purposes (See note 6a).

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

     At the July 17, 1996 expiration date, 1,575,786 warrants, which included 133,333 Warrants obtained by the Underwriter in the exercise of their Purchase Option, were exercised and 33,730 warrants were redeemed. The exercise and redemption resulted in gross proceeds to the Company of $5,909,197. After deducting expenses of the redemption, which include a 5% solicitation fee payable to the Underwriter for a portion of the warrants, accounting, legal, printing costs and the $.10 per share redemption price payable to the warrant holders who did not exercise their Warrants, the net proceeds from the Warrant redemption were $5,676,813. As a result of the Warrant redemption and exercise of the Underwriters Unit Purchase Option, total shares issued and outstanding as of September 30, 1996 were 4,465,302. The net proceeds will be used for working capital and general corporate purposes (See note 6b).

     On March 28, 1996, Hauppauge Computer Works, Inc, a wholly owned subsidiary of Hauppauge Digital, Inc., entered into a Credit Agreement with the MTB Bank. The Credit Agreement provides for, among other things, a two year asset based line of credit, whereby the Company may borrow up to $1,100,000, which increases to $1,600,000 upon receipt of the Company's audited September 30, 1996 consolidated financial statements (See note 5).

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of December 12, 1996, the Company had repurchased 21,200 shares at an average purchase price of $3.72 per share.

     The Company believes that the proceeds received from the exercise of the Class A Warrants and the Underwriter's Unit Purchase Option, its internally generated cash flow and its asset based line of credit, will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months.

Risk Factors
------------
     From time to time, information provided by the company, statements made by its employees or information provided in its Securities and Exchange Commission filings, including information contained in this Form 10-KSB, may contain forward looking information. The Company's actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including but not limited to rapid changes in technology, lack of funds for research and development, competition, proprietary patents and rights of others, loss of major customers, loss of sources of supply for its digital video processing chips, non-availability of management, government regulation, and the inability of the Company to profitably sell its products. The market price of the Company's common stock may be volatile at times in response to fluctuation in the Company's quarterly operating results, changes in analysts' earnings estimates, market conditions in the computer hardware industry, as well as general conditions and other factors external to the Company.

Item 7.  Financial Statements
         --------------------
     See Consolidated Financial Statements annexed hereto.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
        -----------------------------------

     (a) Effective August 10, 1995 The Company dismissed Arthur Andersen, LLP ("Andersen") as its independent public accountants. Andersen had served as the Company's independent public accountants for the Company's fiscal year ended December 31. 1993 and for the nine months ended September 30, 1994. During such periods the reports prepared by Andersen did not contain any adverse opinions or disclaimer of opinions nor were they qualified or modified at to uncertainties, audit scope or accounting principles except that the report for the nine months ended September 30, 1994 was prepared assuming the Company would continue as a going concern and it expressed doubt about the Company's ability to continue as a going concern. That report was prepared before the Company's consummation of its public offering.

     The decision to change accountants was recommended and approved by the Company's board of directors. There were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope procedures while Andersen served as the Company's independent public accountants. The dismissal of Andersen was because of fee considerations.

    (b) Effective August 10, 1995, BDO Seidman, LLP ("Seidman") was named as the Company's independent public accountants. Seidman was not previously consulted by the Company with respect to any matter preceding the date of their appointment.

                                 PART III
                                 ---------
     Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management), and Item 12 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of September 30, 1995 and are incorporated herein by reference.

                                  PART IV
                                  -------
Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------
     (a)  Exhibits.

     The following exhibits are incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-85426) as amended, effective January 10, 1995.

     (1.1)     Form of Underwriting Agreement with Lew Lieberbaum & Co., Inc.
     (3.1)     Certificate of Incorporation, as amended to date
     (3.2)     By-laws
     (4.1)     Form of Common Stock Certificate
     (4.5)     1994 Incentive Stock Option Plan
     (10.1)    Form of Employment Agreement with Kenneth R. Aupperle
     (10.2)    Form of Employment Agreement with Kenneth Plotkin
     (10.3)    Lease dated February 7, 1990 between Ladokk Realty Company and
               Hauppauge Computer Works, Inc.
     (10.8)    Long Island Development Corporation ("LIDC") Mortgage Loan
               Agreements
     (10.9)    The Company's Guaranty of LIDC Loan Agreements
     (10.10)   Shawmut Mortgage Loan Agreements
     (10.11)   The Company's Guaranty of the Shawmut Mortgage Loan Agreements
     (10.12)   Master Purchase Agreement between Reuters Ltd. and Hauppauge
               Computer Works Inc.
     (10.13)   Credit Agreement between MTB Bank and Hauppauge Computer
               Works, Inc. dated March 28, 1996
     (22)      Subsidiaries of the Company

     The following exhibits are incorporated by reference to the Company's Form 8-K dated August 10, 1995:

     (16)      Letter from Arthur Andersen, LLP dated August 11, 1995.

     The following exhibits are annexed hereto:

     (10.3.1) Modification made February 1, 1996 to Lease dated February 7, 1990 between Ladokk Realty Company and Hauppauge Computer Works, Inc.

     (b)  Reports on Form 8-K

          The following reports on Form 8-K have been filed since June 30, 1996:

          a. Report dated July 31, 1996 under Item 5 Other Events with respect to exercise by Lew Lieberbaum and Co., Inc. of its Underwriters Options and the redemption and exercise of the Company's Class A Warrants.

          b. Report dated November 8, 1996 under Item 5 Other Events with respect to the Company's program to repurchase up to 300,000 shares of its own Common Stock.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly endorsed.

                         HAUPPAUGE DIGITAL INC.


                         By: /s/ KENNETH PLOTKIN        Date: 12/18/96
                            ------------------------          -----------
                                KENNETH PLOTKIN
                         Chief Executive Officer, Vice-
                         President, and Secretary


                         By:/s/ GERALD TUCCIARONE       Date: 12/18/96
                            -------------------------         -----------
                                GERALD TUCCIARONE
                         Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.


                         By:/s/ KENNETH R. AUPPERLE     Date: 12/18/96
                            --------------------------        -----------
                                KENNETH R. AUPPERLE
                                Director


                         By:/s/ KENNETH PLOTKIN         Date: 12/18/96
                            --------------------------        -----------
                                KENNETH PLOTKIN
                                Director


                         By:/s/ DOROTHY PLOTKIN         Date: 12/18/96
                            --------------------------        -----------
                                DOROTHY PLOTKIN
                                Director


                         By:/s/ LAURA AUPPERLE          Date: 12/18/96
                            --------------------------        -----------
                                LAURA AUPPERLE
                                Director


                         By:/s/ LEONARD A. NEUHAUS      Date: 12/18/96
                            --------------------------        -----------
                                LEONARD A. NEUHAUS
                                Director


                         By:/s/ BERNARD HERMAN          Date: 12/18/96
                            --------------------------        -----------
                                BERNARD HERMAN
                                Director

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            Page(s)
                                                           --------
Report of Independent Certified Public Accountants            F-2

Consolidated Balance Sheets as of September 30,
     1996 and 1995                                            F-3

Consolidated Statements of Operations for the
   years ended September 30, 1996 and 1995                    F-4

Consolidated Statements of Shareholders' Equity
   for the years ended September 30, 1996 and 1995            F-5


Consolidated Statements of Cash Flows for the years
   ended September 30, 1996 and 1995                           F-6


Notes to Consolidated Financial Statements             F-7 - F-19

Report of Independent Certified Public Accountants


   To the Board of Directors and Shareholders of Hauppauge Digital, Inc. and Subsidiaries
   Hauppauge, New York


   We have audited the consolidated balance sheets of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital, Inc. and Subsidiaries at September 30, 1996 and 1995 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



   /s/ BDO Seidman, LLP
   --------------------
   BDO Seidman, LLP

   Mitchel Field, New York
   December 12, 1996

                   HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

          ASSETS
                                        September 30,
                                   -----------------------------
                                       1996             1995
                                   ------------      -----------
CURRENT ASSETS:
 Cash and Cash Equivalents
   (Note 1) . . . . . . . . . .    $ 6,559,175       $1,214,940
 Accounts receivable, net
   of allowance for doubtful
   accounts of approximately
   $75,000 in 1996 and
   $62,000 in 1995. . . . . . .      1,835,882        1,146,865
 Inventories (Notes 1 and 2). .      3,138,961        2,187,981
 Prepaid expenses and other
   current assets . . . . . . .        191,161          192,689
                                    ----------       ----------
     Total Current Assets . . .     11,725,179        4,742,475
                                    ----------       ----------

 Property, plant and equipment
   at-cost(Notes 1 and 3) . . .        374,218          334,443
 Less: Accumulated depreciation
   and amortization . . . . . .        228,678          193,188
                                   -----------      -----------
                                       145,540          141,255
                                   -----------      -----------
 SECURITY DEPOSITS AND
      OTHER ASSETS                      59,881           62,085
                                   -----------      -----------
                                   $11,930,600       $4,945,815
                                   ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable. . . . . . .       2,818,832        2,645,268
 Accrued expenses. . . . . . .         936,851          625,174
                                   -----------        ---------
     Total Current Liabilities       3,755,683        3,270,442
                                    ----------        ---------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 9)

 SHAREHOLDERS' EQUITY (Notes 6 and 10)
   Common Stock $.01 par value;
   10,000,000 shares authorized
   4,465,302 and 2,756,183 issued
   and outstanding as of September
   30, 1996 and 1995 . . . . .          44,653           27,562

   Additional paid-in
   capital . . . . . . . . . .      10,344,844        4,141,343
   Accumulated deficit . . . .      (2,214,580)      (2,493,532)
                                   ===========       ===========
                                     8,174,917        1,675,373
                                   -----------       ----------
                                   $11,930,600       $4,945,815
                                   ===========       ==========

         See accompanying notes to consolidated financial statements

                   HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Years ended September 30,
                                       1996             1995
                                   ----------        -----------

NET SALES (Notes 1 and 7). . .     $14,695,100       $11,551,169

COST OF SALES (Note 2) . . . .      11,014,460         9,243,756
                                   -----------      -----------
   Gross Profit  . . . . . . .       3,680,640         2,307,413

SELLING, GENERAL & ADMINISTRATIVE
   EXPENSES(Notes 6g and 8). .       3,021,814         3,151,020
RESEARCH & DEVELOPMENT
   EXPENSES  . . . . . . . . .         448,312           269,888
                                   -----------      -----------
   Income, (loss) from
   operations                          210,514        (1,113,495)

OTHER INCOME (EXPENSE):
   Interest income . . . . . .          81,633            50,026
   Interest expense  . . . . .               -           (20,233)
   Private placement
     financing costs
     (Note 6c) . . . . . . . .               -          (480,652)
   Miscellaneous income  . . .          16,805            41,276
                                   -----------       -----------
   Income, (loss) before
     income tax provision  . .         308,952        (1,523,078)

INCOME TAX PROVISION
   (Notes 1 and 4) . . . . . .          30,000                 -
                                   -----------       -----------
Net income (loss)  . . . . . .         278,952        (1,523,078)
                                   ===========       ===========

Net income (loss) per share. .           $0.09             $0.64
                                   ===========       ===========
Weighted average share
   outstanding (Note 1)  . . .     $ 3,261,126       $ 2,382,928
                                   ===========       ===========


         See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEAR ENDED SEPTEMBER 30, 1996 AND 1995

                               <C)
                                                       Retained
                  Common Stock           Additional    Earnings
                  -----------------
                  Number of              Paid in       (Accumulated
                  Shares      Amount     Capital       Deficit)      Total
                  ----------  ------     --------      --------      ------

BALANCE AT OCTOBER
 1, 1994          1,280,000   12,800      343,466       (970,454)   (614,188)

  Net loss for the
   year ended
   September 30,
   1995                   -        -           -      (1,523,078) (1,523,078)
  Issuance of shares
   pursuant to a
   private placement
   offering (Note
   6c)              142,850    1,429      356,527              -     357,956

  Issuance of shares
   pursuant to the
   Company's initial
   public offering
   (Note 6d)      1,333,333   13,333    3,253,690              -   3,267,023

  Compensation related
    to transfer of
    shares (Note
    6g)                   -        -      187,660              -     187,660
                   --------    ------   ---------        --------   --------
BALANCE AT
 SEPTEMBER 30,
 1995            $2,756,183  $27,562   $4,141,343    ($2,493,532) $1,675,373
                   ==========   ======    =========     ===========   ==========

  Net income for
   the year ended
   September 30,
   1996                                                  278,952     278,952

  Issuance of
   shares pursuant
   to the exercise
   of Underwriter's
   Unit Purchase
   Options (Note
   6a)              133,333    1,333      542,446             -     543,779

  Issuance of
   shares pursuant
   to the redemption
   and exercise of
   Class A Warrants
   - net (Note
   6b)            1,575,786   15,758    5,661,055              -   5,676,813
                  ---------   ------    ---------         ------   ---------
BALANCE AT
  SEPTEMBER 30,
  1996            4,465,302  $44,653  $10,344,844    $(2,214,580) $8,174,917
                  ========= ========   ==========     =========== ==========


      See accompanying notes to consolidated financial statements



                 HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years ended September 30,
                                                  1996           1995
                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income, (loss)                              $278,952       ($1,523,078)
                                                   -------       ---------
Adjustments to reconcile net income,(loss) to
  net cash (used in) provided by operating
  activities:
  Depreciation and amortization                     38,119           33,693
  Provision for uncollectible accounts
  receivable                                        16,141           49,200
  Provision for system board obsolescence           38,000          164,511
  Private placement financing costs                    ---          480,652
  Compensation related to transfer of shares           ---          187,660
Increase (decrease) in cash resulting from
  changes in operating assets and liabilities:
  Accounts receivable                             (705,155)         (641,420)
  Inventories                                     (988,980)      (1,473,342)
  Prepaid expenses and other current assets          1,528         (154,030)
  Accounts payable                                 173,564         878,402
  Accrued expenses                                 311,677         383,345
                                                   -------         --------
                                                (1,115,106)        (91,329)
                                                 ----------        --------
     Net cash used in operating activities        (836,154)       (1,614,407)
                                                   -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment       (39,775)        (57,749)
  Purchase of software rights                           --         (13,156)
  Security deposits                                   (428)           (483)
                                                   --------         ------
     Net cash used in investing activities         (40,203)        (71,388)
                                                    -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placement offering            ---        477,304
Net proceeds from Initial Public Offering               ---      3,267,023
Net proceeds from exercise of Underwriters
  Purchase Options                                  543,779            ---
Net proceeds from redemption and exercise of
  Class A Warrants                                5,676,813            ---
Principal payment on bank loan                          ---       (395,000)
Principal payment on private placement
  bridge loan                                           ---          (60,000)
                                                    --------       --------
     Net cash provided by financing activities     6,220,592      2,749,327
                                                    --------      ---------
     Net increase in cash and cash equivalents     5,344,235      1,063,532
CASH AND CASH EQUIVALENTS, beginning of period     1,214,940        151,408
                                                    --------      ---------
CASH AND CASH EQUIVALENTS, end of period          $6,559,175     $1,214,940
                                                    ========       =========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                          ---        $46,206
                                                    =========     =========
  Income taxes paid                                  $15,151        $19,322
                                                     ========      ========

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

Nature of Business

     The Company is primarily engaged in the design, manufacture and selling of Win/TV digital video computer boards. Win/TV boards convert moving video images from cable TV, video cameras or a VCR to a digital format which is displayed in a sizable window on a PC monitor. These video images can be viewed simultaneously with normal PC operations such as word processing programs and spreadsheet applications. The Win/TV board is marketed worldwide through retailers, distributors, original equipment manufacturers and manufacturers' representatives. Net sales to international and domestic customers were approximately 54% and 46%, respectively, of total sales for the year ended September 30, 1996, and 70% and 30%, respectively, for the year ended September 30, 1995. Substantially all of the Company's assets are located in the United States.

Net sales to international customers consist of:

                        Year ended               Year ended
Sales to:           September 30, 1996       September 30, 1995
---------           ------------------       ------------------
United Kingdom             16%                       22%
Germany                    17%                       20 %
The Netherlands             7%                        5
Other countries            14%                       23%
                           ---                       ---
                           54%                       70%
                           ===                       ===

Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from estimates.



               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cash and Cash Equivalents

     For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times such cash in banks are in excess of the FDIC insurance limit. Concentration of credit risk with respect to accounts receivable exists because the Company operates in one industry. Although the Company operates in one industry segment, it does not believe that it has a material concentration of credit risk either from an individual counterparty or a group of counterparties, due to the large and diverse user group for its products.

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



               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Office Equipment and Machinery: 5 to 7 years
     Leasehold improvements:         Asset life or lease term,
                                     whichever is shorter

Income Taxes

     During 1995, Hauppauge Computer Works, Inc. and HCW
Distributing Corp. filed an election, which was approved by the state and federal tax authorities, to change their tax reporting year to September 30. Effective with the fiscal year ended
September 30, 1995, the Company now files a consolidated federal tax return for Hauppauge Digital, Inc., and its subsidiaries, Hauppauge Computer Works, Inc. and HCW Distributing Corp..

     The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements.

Foreign Currency Transactions

     The Company sells products and services to foreign customers.
Revenues and expenses are recorded in U.S. dollars at the current exchange rate at the time of the transaction. Gains and losses due to the changes in exchange rate are recorded in the statement of operations.

Net Income, (Loss) per Share

     Net income, (loss) per share has been computed on the basis of weighted average number of common shares outstanding for each period presented. Included in the 1995 year end computation were 142,850 and 1,333,333 shares issued through a private placement offering and an IPO. During fiscal 1996, 1,575,786 and 133,333 shares were issued through the exercise of the Company's Class A
Warrants and the exercise of the Underwriter's Purchase Unit
Options.  (See Note 6-a,b,c and d).

     In 1996, all of the Company's Class A Warrants were either exercised or redeemed. In 1995, warrants were not included in the weighted average shares calculation because they were antidilutive.



               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

     The carrying amounts of certain financial instruments, including cash, accounts receivables and accounts payable, approximate fair value as of September 30, 1996 because of the relatively short term maturity of these instruments.

Prospective Accounting Changes

     In March 1995, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards
Number 121, "Accounting for the Impairment of long lived assets and for long lived assets to be disposed of" ("SFAS Number
121"). SFAS 121 is effective for fiscal years beginning after December 15, 1995. SFAS 121 requires the long lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. The impact of adopting
SFAS Number 121 is not expected to be material.

     The Financial Accounting Standards Board issued
Statement of Financial Accounting Standard Number
123 "Accounting for Stock Based Compensation" ("SFAS
Number 123") in October 1995. Statement Number 123 encourages companies to recognize expense for stock options and other stock based employee compensation plans based on their fair value at the date of grant. As permitted by Statement 123, the Company plans to continue to apply its current accounting policy under APB Opinion Number
25 "Accounting for Stock Issued to Employees" in 1997 and future years, and will provide disclosure of the pro forma impact on net income and earnings per share as if the fair value based method had been applied.

2.  INVENTORIES

     Inventories consist of the following:

                                         September 30,
                                    1996               1995
                                    ----               ----
     Component Parts            $  849,324           $738,846
     Work in Process             1,861,391            974,706
     Finished Goods                428,246            474,429
                                   -------            -------
                                $3,138,961         $2,187,981
                                ==========         ==========

     The Company continually reviews the inventory for potential obsolescence. Reserves of approximately $38,000 and $165,000 for the years ended September 30, 1996 and 1995, respectively, were included in the cost of sales.


               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment:

                                           1996          1995
                                           ----          ----
     Office Equipment and Machinery    $348,562      $308,787
     Leasehold Improvements              25,656        25,656
                                         ------        ------
                                        374,218       334,443
     Less: Accumulated depreciation     228,678       193,188
                                        -------       -------
             Total                     $145,540      $141,255
                                       ========      ========

4.  INCOME TAXES

     The income tax provision consists of the following:

                                       Years ended September 30,
                                          1996           1995
                                          ----           ----
  State income tax provision           $  30,000     $   4,420
    Tax benefit-overstated liability         -          (4,420)
                                       ----------     ---------
                                       $  30,000     $     -
                                      ------------   ----------
Components of deferred taxes are as follows:

                                        Years ended September 30,
                                           1996            1995
                                           ----            ----
Deferred tax assets:
  Net operating loss carryforwards       $394,636       $574,945
  Inventory obsolescence reserve          170,850        157,930
  Warranty reserve                         23,800         20,400
  Allowance for doubtful accounts          22,216         16,728
  Other reserves                           12,886             -
                                          -------        -------
Total deferred tax assets                 624,388        770,003
  Valuation allowance                    (624,388)      (770,003)
                                         ---------       -------
Net deferred tax assets                 $      -        $     -
                                         ==========      ========

Because the Company's principal product is relatively new, the relative volatility of the industry the Company operates in and the limited track record of profitability to date, the Company has continued to record a full valuation allowance against the deferred tax assets as of September 30, 1996. The change in valuation allowance is as follows:



                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes-continued

                                       Years ended September 30,
                                                1996      1995
                                               -----      -----
Balance at the beginning of the year          $770,003  $463,085
Increase in non utilization of net
  operating loss carryforwards                     -     213,860
Utilization of net operating
 loss carryforwards                           (180,309)       -
Increase in reserve for inventory
  obsolescence                                  12,920    55,930
Increase in warranty reserve                     3,400    20,400
Increase in allowance for doubtful accounts      5,488    16,728
Increase in other reserves                      12,886        -
                                                ------    ------
Balance at the end of the year                $624,388  $770,003
                                               =======  ========


     As of September 30, 1996, the Company had net operating losses, (which expire in the years through 2010), of $1,160,664 available to offset future taxable income. Due to the change in control which resulted from the Company's
January 10, 1995 initial public offering of stock, (Note 6d), $951,337 of the net operating losses are subject to limitations per Internal Revenue code section 382. The Company's carryforward utilization of these restricted net operating losses is limited to $275,386 per year. Net operating losses of $209,327 which occurred after January 10, 1995 are unrestricted. In 1996, the Company utilized $275,386 of restricted net operating losses and $142,736 of unrestricted net operating losses to offset 1996 taxable income.

     The difference between the actual income tax provision (benefit) and the tax provision computed by applying the Federal statutory income tax rate to the income, (loss) before income tax is attributable to the following:

                                       Years ended September 30,
                                           1996            1995
                                           ----            ----
     Income tax (benefit) at 34%       $ 105,044      $ (485,330)
     Deferred taxes                       75,265              -
     Utilization of net operating
      loss carryforwards                (180,309)             -
     Loss producing no tax benefit            -          485,330
     State income and franchise taxes     30,000           4,420
     Tax benefit-overstated liability         -           (4,420
                                         --------        --------
       Income tax provision             $ 30,000        $     -
                                         ========        ========

5.  LINE OF CREDIT

     On March 28, 1996, Hauppauge Computer Works, Inc, a wholly owned subsidiary of Hauppauge Digital, Inc., entered into a Credit

                                   F-12
<PAGE

                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Line of Credit-continued

Agreement with the MTB Bank. The Credit Agreement provides for, among other things, a two year asset based line of credit, whereby the Company may borrow up to $1,100,000, which increases to $1,600,000 upon receipt of the Company's audited September 30, 1996 consolidated financial statements. Advances shall be made on a revolving basis based on 70% of eligible domestic and foreign receivables not older than 90 days. The Agreement provides that foreign receivables must be credit insured, except for one customer, which the MTB
Bank has verbally agreed to exclude from the credit insurance provision. Upon satisfactory review of the Company's September 30, 1996 financial and accounts receivable performance, the advance rate for eligible credit insured foreign receivables will increase to 80%. An interest rate of 2 1/2 % above MTB's prime commercial lending rate on a floating basis will be charged on all advances.
Borrowings against the credit line are secured by the assets of the Company.
In addition, the Company, HCW Distributing Corp., Hauppauge Computer Works GmbH,
Hauppauge Computer Works Ltd., and two of the Company's principal shareholders, have guaranteed the obligations of Hauppauge Computer Works, Inc.. The quarantees of the two principal shareholders are each limited to of 20% of the borrowings outstanding with a cap of $150,000 each and a minimum of $50,000.
The loan requires the Company to maintain a consolidated net worth of $1,750,000 until September 30, 1996 and $2,000,000 thereafter. The Company is prohibited from paying cash dividends during the term of the Credit Agreement. As of September, 30, 1996, the Company has not utilized this loan facility.

6.  SHAREHOLDERS' EQUITY

a.  Exercise of Underwriter's Unit Purchase Option

     In connection with the Company's January 10, 1995 Initial Public Offering
(IPO) (See note 6d), the Company sold to Lew Lieberbaum & Co., Inc. (the
Underwriter) 133,333 Underwriters Unit Purchase Options (Purchase Options), each exercisable at $4.41. Each unit consisted of one share of the Company's
Common Stock and one Underwriter Warrant. The Underwriter's Warrant entitled the holder to purchase one share of Common Stock at an exercise price of $3.75 and are identical to the Class A Warrants offered in the IPO.

     On May 7, 1996, in light of the market conditions that existed at the time, the Company allowed the Underwriter to exercise 67,000 Purchase Options at $ 3.75 per share (the market price of the shares at the date of reduction in exercise price was $3.38), which they exercised on May 24, 1996. On June 7, 1996, the remaining 66,333



               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a.  Exercise of Underwriter's Unit Purchase Option-continued

Purchase Options were exercised by the Underwriter for $4.41. The net proceeds of $543,779 will be used for working capital and general corporate purposes.

b.  Exercise and Redemption Class A Warrants

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

     At the July 17, 1996 expiration date, 1,575,786 warrants, which included
133,333 Warrants obtained by the Underwriter in the exercise of their Purchase
Option, were exercised and 33,730 warrants were redeemed. The exercise and redemption of the Warrants resulted in gross proceeds to the Company of $5,909,197. After deducting expenses of the redemption, which included a 5% solicitation fee payable to the Underwriter for a portion of the warrants, accounting, legal, printing costs and the $0.10 per share redemption price payable to warrant holders who did not exercise their Warrants, the net proceeds from the Warrant redemption were $5,676,813.

     As a result of the Warrant redemption and exercise of the Underwriter's
Unit Purchase Option, total shares issued and outstanding as of September 30, 1996 were 4,465,302. The net proceeds will be used for working capital and general corporate purposes.

c. Private Placement

     Through a private placement offering consummated on October 12, 1994, for gross proceeds of $600,000, the Company issued $600,000 in principal amount of 5%, $25,000 promissory notes and such number of units comprised of the Company's common stock and Class A redeemable common stock purchase warrants as shall equal $18,750 divided by the IPO unit price of $3.15. The resulting
142,850 units of common stock is determined by dividing $18,750 by the offering price of $3.15 per unit and multiplying that result by 24 private placement units ($600,000 divided by $25,000 per unit), rounded to exclude fractional shares. These units were issued in conjunction with the IPO, effective January
10, 1995 (Note 6d, Initial Public Offering-IPO). The promissory notes were subject to



                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c. Private Placement-continued

mandatory prepayment from the proceeds of any public or other private offering of the Company's debt or equity securities. On January 17, 1995, the $600,000 plus accrued interest of $7,910 was repaid. All the units issued to the former noteholders have been registered with the Securities and Exchange Commission concurrently with the IPO.

A summary of the application of the net proceeds (approximately $477,000) is listed below:

       Payment of loan to Shawmut Bank   $   50,000
       Partial expenses of IPO              122,000
       Purchase of inventory, reduction
          of trade payables and general
          working capital purposes          305,000
                                            -------
                                           $477,000
                                            =======

     Based on certain factors such as: 1) the nature of the borrowing, 2) the Company's financial position and 3) the economic environment, the 5% interest rate on the promissory notes did not reflect the effective financing costs when considering the value of the units of common stock and warrants issued.
Accordingly, $449,978 (the value of 142,850 units at the IPO price of $3.15) has been charged to operations under the caption "Private Placement
Financing Costs" in the year ended September 30, 1995. Additionally, $30,674 of fees and costs relating to the private placement financing costs were charged to operations within the same caption in the year ended September 30, 1995.


d. Initial Public Offering (IPO)

     Effective January 10, 1995 the Company completed an IPO of securities. The
Company sold 1,333,333 units at $3.15 per unit. Each unit consisted of one share of $.01 par value common stock and one Class A redeemable stock purchase warrant. Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of $3.75 per share, subject to adjustments for anti-dilution provisions in certain circumstances, for a four-year period commencing one year after the January 10, 1995 effective date and expiring
January 9, 2000. The warrants were redeemable by the Company, in whole or in part at a price of $.10 per warrant, commencing one year after the effective date (or sooner with the consent of the Underwriter), in accordance with a Warrant Agreement between the Company, its Warrant Agent and the Underwriter.
For the period of 180 days after the date of the Prospectus (January 10, 1995), which period could have been terminated sooner with the sole consent of the Underwriter, the warrants were neither detachable,



                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d. Initial Public Offering (IPO)-continued

separately tradeable nor transferable from the common stock with which they were issued. On April 20, 1995 the Underwriter consented to accelerate the separation date. The Company's units were split into Common Stock and Class A Warrants.
The Common Stock and Class A Warrants began trading separately on April 25,
1995. As of July 17, 1996, all of the Class A Warrants have either been exercised or redeemed (See Note 6b).

     As part of the offering, the Company sold to the Underwriter, for a nominal fee of $10, the Underwriter's Unit Purchase Option, which entitles the Underwriter to purchase 133,333 units at an exercise price of $4.41 (140% of the offering price) for a period of four years, commencing one year after the January 10, 1995 effective date. The units are identical to those offered to the public. On May 24, 1996 and June 7, 1996, the Underwriter exercised all of their Underwriter's Unit Purchase Options (See note 6a).

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

e. Incentive Stock Option Plan

     In August 1994, the Company adopted an Incentive Stock Option Plan ("ISO"), as defined in section 422(A) of the Internal Revenue issuance under the ISO.
Pursuant to the ISO, options may be granted for up to ten years with exercise prices during the first two years subsequent to the IPO being the greater of the IPO offering price per unit ($3.15) or the fair market value of the common stock at the date of the grant. After the initial two year period, the option price shall be no less than the fair market value of the stock on the date the options are granted. On May 7, 1996, options to acquire 77,000 shares exercisable at $3.75 per share were granted under this plan.

f. 1996 Non-Qualified Stock Option Plan

     On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company's stockholders on March 5, 1996.



               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



f. 1996 Non-Qualified Stock Option Plan-continued

     The Non-Qualified Plan authorizes the grant of 250,000 shares. The plan terminates on March 5, 2006. This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code. There are various tax benefits which could accrue to the Company upon exercise of non qualified stock options that may not be available to the Company upon exercise of qualified incentive stock options. The purpose of the plan is to provide the Company greater flexibility in rewarding key employees, consultants, and other entities without burdening the Company's cash resources. As of September 30, 1996, no options have been granted under the 1996 Non-Qualified Plan.

g. Compensation Related to Transfer of Shares

     During  July 1995, the Company's founders and principal shareholders sold
99,740 shares of their common stock to several key employees for $0.03 per share. The Company recorded compensation expense of $187,660 based on the difference between the market price of the stock at the date of the sale and the price paid.

7.  SIGNIFICANT CUSTOMER INFORMATION

     For the years ended September 30, 1996 and 1995, the Company had only one customer who accounted for more than 10% of total consolidated sales. This customer accounted for 11% and 17% of sales for fiscal 1996 and 1995. Accounts receivable from this customer was $105,628 and $83,960 as of September 30, 1996 and 1995, respectively.

8.  RELATED PARTY TRANSACTIONS

     The Company, rents its principal office and warehouse space in Hauppauge, New York from a real estate partnership owned by the two principal shareholders of the Company. The lease term expires on January 31, 2006 and includes an option to extend for three additional years. The lease provides for rent increases of 5% per year.

     The indebtedness incurred by the two principal shareholders to purchase the building is also guaranteed by the Company and totaled $1,205,000 at September
30, 1996.



               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Related party transactions-continued

     Annual lease payments are as follows:

     Year ended September 30,
     ------------------------
               1997                         321,958
               1998                         338,056
               1999                         354,959
               2000                         372,706
               2001                         391,342
               Thereafter                 1,771,069
                                         ----------
                                         $3,550,090
                                         ==========

     Rent expense totaled approximately $367,290 and $295,025 for the years ended September 30, 1996 and 1995, respectively. The Company pays the real estate taxes and is responsible for normal building maintenance.

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



               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.  SUBSEQUENT EVENTS

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own Common Stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of December 12, 1996, the Company had repurchased 21,200 shares at an average purchase price of $3.72 per share.






































                                   F-19

