Form 10QSB
period 1996-12-31
HAUPPAUGE DIGITAL INC
filed 1997-02-06
CIK 930803

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C., 20459

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                               ------------------

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

As of February 4, 1997, 4,444,102 shares of .01 par value Common Stock of the registrant were outstanding.

Page 1 of 12 pages.

                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                ----------------------------------------

                                 INDEX
                                 -----


                                                          Page No.
                                                          --------
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements


     Condensed Consolidated Balance Sheets-
          December 31, 1996 and September 30, 1996            3

     Condensed Consolidated Statements of Operations-
          Three Months ended December 31, 1996 and 1995       4

     Condensed Consolidated Statements of Cash Flows-
          Three Months ended December 31, 1996 and 1995       5

     Notes to Condensed Consolidated Financial Statements   6-7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               8-10


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                     11

SIGNATURES                                                    12
----------

                   HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                         ASSETS
                                       As of           As of
                                   December 31,    September 30,
                                        1996            1996
                                   (Unaudited)      (Unaudited)
                                   ------------     -----------
CURRENT ASSETS:
 Cash . . . . . . . . . .          $ 5,842,822       $6,559,175
 Accounts receivable, net
   of allowance for doubtful
   accounts. . . . . . .             3,191,616        1,835,882
 Inventories (Note 2). .             4,979,745        3,138,961
 Prepaid expenses and other
   current assets . . . . . . .        273,015          191,161
                                    ----------       ----------
     Total Current Assets . . .     14,287,198       11,725,179
                                    ----------       ----------

 Property, plant and equipment
   at-cost . . . . . . . . . . .       393,221          374,218
 Less: Accumulated depreciation
   and amortization . . . . . .        238,653          228,678
                                   -----------      -----------
                                       154,568          145,540
                                   -----------      -----------
 SECURITY DEPOSITS AND
      OTHER ASSETS                      59,224           59,881
                                   -----------      -----------
                                   $14,500,990      $11,930,600
                                   ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable. . . . . . .       4,756,390        2,818,832
 Accrued expenses. . . . . . .       1,198,658          936,851
                                   -----------        ---------
     Total Current Liabilities       5,955,048        3,755,683


 SHAREHOLDERS' EQUITY
   Common Stock $.01 par value;
   10,000,000 shares authorized
   4,465,302 issued as of December
   31, 1996 and September 30, 1996      44,653           44,653
   Additional paid-in
   capital . . . . . . . . . .      10,344,844       10,344,844
   Accumulated deficit . . . .      (1,764,641)      (2,214,580)
   Treasury Stock-at cost (Note 5)     (78,914)               -
                                   ===========       ===========
                                     8,545,942        8,174,917
                                   -----------       ----------
                                   $14,500,990      $11,930,600
                                   ===========       ==========

         See notes to condensed consolidated financial statements

                   HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three Months Ended December 31,
                                       1996             1995
                                   (Unaudited)      (Unaudited)
                                   ----------        -----------

SALES . . . . . . . . . . . . .    $ 6,546,188       $ 4,510,217

COST OF SALES . . . . .  . . . .     4,917,290         3,468,809
                                   -----------      ------------
   Gross Profit  . . . . . . .       1,628,898         1,041,408

SELLING, GENERAL & ADMINISTRATIVE
   EXPENSES . . . . . . . . . . .    1,003,662           747,060
RESEARCH & DEVELOPMENT
   EXPENSES  . . . . . . . . .         108,749            93,877
                                   -----------      ------------
   Income, from operations             516,487           200,471

OTHER INCOME (EXPENSE):
   Interest income . . . . . .          71,064             9,816
   Miscellaneous income (expense)       (6,685)            2,340
                                   -----------       -----------
   Income before income
     tax provision . . . . .  . .      580,866           212,627

INCOME TAX PROVISION (Note 4)          130,927            10,000
                                   -----------       -----------
   Net Income                         $449,939          $202,627
                                   ===========       ===========


Net income per share. . . . . .          $0.10             $0.07
                                   ===========       ===========

Weighted average shares
   outstanding (Note 3)  . . .       4,456,191         2,756,183
                                   ===========       ===========


     See notes to condensed consolidated financial statements

                 HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Three Months Ended December 31,
                                                  1996           1995
                                                (Unaudited)    (Unaudited)
                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $449,939       $ 202,627
Adjustments to reconcile net income to
  net cash (used in) provided by operating
  activities:
  Depreciation and amortization                     10,632           9,433
  Provision for uncollectible accounts
  receivable                                         3,000           5,000
  Provision for system board obsolescence           10,000          10,000
Increase (decrease) in cash resulting from
  changes in operating assets and liabilities:
  Accounts receivable                           (1,358,736)       (356,271)
  Inventories                                   (1,850,784)       (734,261)
  Prepaid expenses and other current assets        (81,854)         48,632
  Accounts payable                               1,937,560         183,070
  Accrued expenses                                 261,807          78,120
                                                ----------       ---------
                                                (1,068,375)       (756,277)
                                                -----------      ----------
     Net cash used in operating activities        (618,436)       (553,650)
                                                -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment       (19,003)         (3,450)
                                                  ---------      ----------
     Net cash used in investing activities         (19,003)         (3,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of Treasury Stock                        (78,914)              -
                                                  ---------      ---------
     Net cash used by financing activities         (78,914)              -
                                                  ---------      ---------
     Net decrease in cash                         (716,353)        (557,100)

CASH, beginning of period                        6,559,175       1,214,940
                                                  ---------      ----------
CASH, end of period                             $5,842,822        $657,840
                                                  =========      ==========

SUPPLEMENTAL DISCLOSURES:
  Income taxes paid                                 $5,467          $4,286
                                                  =========      ==========

               See notes to condensed consolidated financial statements

                     HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the quarterly financial results for the period have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 1996 Form 10-KSB.

     The operating results for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the September 30, 1997 year end.

NOTE 2.  INVENTORIES

     Inventories have been valued at the lower of average cost or market. The components of inventory at December 31, 1996 and September 30, 1996 consist of:

                                       December 31,   September 30,
                                          1996            1996
                                       -----------    ------------
           Component Parts             $1,347,394     $  849,324
           Work in Process              2,952,968      1,861,391
           Finished Goods                 679,383        428,246
                                       -----------    ------------
                                       $4,979,745     $3,138,961


NOTE 3.  NET INCOME PER SHARE

     Net income per share has been computed on the basis of weighted average common shares for each period presented.

                     HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

Net income per share - continued
--------------------------------

     Weighted average shares outstanding listed below were used in the per share computation:

                               Three Months Ended
                                     December 31,
                                  1996          1995
                                  ----          ----
                               4,456,191    2,756,183

On November 8, 1996, the Company approved a stock repurchase program
(See note 5). Shares outstanding for the quarter reflect a reduction on a weighted average basis for the repurchased shares. For the prior year's quarter ended December 31, 1995, the Company's stock did not trade at an average price that was in excess of the exercise price for the Company's Class A warrants that were outstanding at the time. Therefore, the warrants were not included in the weighted average shares outstanding.


NOTE 4.  INCOME TAXES

    Income taxes are based on statutory rates for federal and state income taxes. The provision for income taxes reflects an annualized effective tax rate after deductions for the utilization of restricted and unrestricted net operating loss carryforwards, adjusted for the applicable federal and state alternative minimum tax provisions. The benefits of these operating loss carryforwards had previously been subjected to a 100% valuation allowance. However, based on projected fiscal 1997 taxable income, management has reduced the valuation allowance accordingly. Future reductions in the valuation allowance will be predicated on projected results for future years which are not available.


NOTE 5.  STOCK REPURCHASE PROGRAM

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of December 31, 1996, the Company had repurchased 21,200 shares for $78,914 at an average purchase price of approximately $3.72 per share.

ITEM 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Results of Operations
---------------------

Three Month Period ended December 31, 1996 versus December 31, 1995
-------------------------------------------------------------------

    Net sales for the three months ended December 31, 1996 were $6,546,188, compared to $4,510,217 for the comparable period in the prior fiscal year, resulting in an increase of $2,035,971 or 45%. The increase in sales were primarily due to the shipments of several new digital video TV products introduced domestically and internationally during the latter part of fiscal 1996, coupled with the commencement of shipments during the first quarter of the Company's video conferencing board, currently sold on an OEM basis.
The Company's cash position also contributed to sales growth by providing the resources required to sufficiently fund its sales, marketing and procurement programs.

     Net sales of the Company's products are summarized as follows:

                                   Three Months Ended December 31,   Increase
                                               1996           1995  (Decrease)%
                                               ----           ----   ----------
   System Sales                           $  179,342       $ 402,576    (124)
   Digital Video and Conferencing Boards   6,366,846       4,107,641      55
                                           ---------       ---------    -----
   Total Company Sales                    $6,546,188      $4,510,217      45
                                           =========      ==========  =======

Unit sales of digital video and conferencing boards increased to approximately 82,000 as compared to approximately 20,000 for the corresponding prior year's quarter, resulting in an increase of approximately 310%. Sales to domestic customers for the three month period were 38% of net sales for the current year and 33% for the prior year. Sales to international customers, which were primarily in U.S. Dollars, were 62% of net sales for the current year and 67% for the comparable period of last year.

     Gross profit increased to $1,628,898 from $1,041,408, an increase of $587,490 or 56% over the prior year's first fiscal quarter. The gross profit percentage increased to approximately 25% as compared to approximately 23% for the three months ended December 31, 1995. The effect of lower component costs resulting from the economies gained by purchasing larger volumes of inventory plus the absorption of fixed production labor costs over a greater number of units negated the effect of somewhat lower margins on OEM sales.

     Though selling, general and administrative expenses increased $256,602 over last year's first fiscal quarter, they declined to 15% of revenue in the current three month period compared to 17% of revenue for the three
months ended December 31, 1995.   The increase in expenses was
primarily due to increased sales and marketing expenses

--------------------------------------------------------

of $163,428, mainly for higher personnel costs due to an increased outside sales staff, increased commissions resulting from the 45% sales increase; higher technical support costs of $20,698 for the additional staff required to consistently maintain a high level of customer support and higher general and administrative expenses of $24,568, mainly for contractual wage increases, insurance premiums for D&O insurance and the amortization of costs relating to the Company's bank line of credit.

     Research and development expenses increased $14,872 or approximately 16%. The increase was due to the infusion of new capital from the Company's January 1995 public offering and July 1996 conversion of the Company's Class A Warrants, which has enabled the Company to expand its engineering research and development resources to enhance current products and further develop future product lines.

      The Company had net other income of $64,379 for the December 31, 1996 three month period as compared to net other income of $12,156 for the corresponding three months of the preceding fiscal year. The increase to net other income was primarily due to the higher interest income earned from the investing of the cash received from the July 1996 warrant conversion.

      As a result of all the above, the Company recorded a net profit after taxes for the three months ended December 31, 1996 of $449,939 or $0.10 per share as opposed to a net income after taxes of $202,627 or $0.07 per share for the corresponding prior year quarter.

     Over the prior two fiscal years, the Company has experienced certain revenue trends. Since a major portion of the Company's products are sold through distributors and retailers, the Company has historically recorded stronger sales results during the Company's first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. In addition, the Company's international sales, mostly into the European market, have been 54% and 70% of sales for fiscal 1996 and 1995 and 62% for the first fiscal quarter. Due to this, the Company's sales for its fourth fiscal quarter (July to September) are impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

     To offset the above cycles, the Company is working to increase its penetration of the domestic retail market to create counterbalancing domestic sales. Since it is difficult to control the seasonality of retail sales, the Company is also looking to establish strategic OEM alliances to produce a consistent level of annual revenue to help offset the seasonality of the retail segment of its business.

---------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     The Company had a net cash position of $5,842,822, working capital of $8,332,150 and shareholders' equity of $8,545,942 as of December 31, 1996. The significant items of cash sources and (uses) is detailed as follows:

      Net income (adjusted for non cash items)     $    473,571
      Investments in current assets                  (3,291,374)
      Increase in current liabilities-net             2,199,367
      Purchase of treasury stock                        (78,914)

Net cash of ($618,436) used in operating activities was primarily due to cash used to finance accounts receivable and inventory attributed to the growth in sales, offset partially by operations funded by accounts payable and cash generated by the Company's net income.

     The Company currently has in place an asset based bank line of credit. Advances are to be made on a revolving basis based on a formula of eligible domestic and foreign receivables not older than 90 days. As of December 31, 1996, the Company has not utilized this loan facility.

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of December 31, 1996, the Company had repurchased 21,200 shares for $78,914 at an average purchase price of approximately $3.72 per share.

     The Company believes that its current cash position, internally generated cash flow and its asset based line of credit, will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months.

Risk Factors
------------

     From time to time, information provided by the company, statements made by its employees or information provided in its Securities and Exchange Commission filings, including information contained in this Form 10-QSB, may contain forward looking information. The Company's actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including but not limited to rapid changes in technology, lack of funds for research and development, competition, proprietary patents and rights of others, loss of major customers, loss of sources of supply for its digital video processing chips, non-availability of management, government regulation, and the inability of the Company to profitably sell its products. The market price of the Company's common stock may be volatile at times in response to fluctuation in the Company's quarterly operating results, changes in analysts' earnings estimates, market conditions in the computer hardware industry, as well as general conditions and other factors external to the Company.



PART II. OTHER INFORMATION
--------------------------

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits
             --------
              None

         (b) Reports on Form 8-K
             -------------------

             On November 8, 1996, the Company filed Form 8-K under Other Events, stating that the Company's Board of Directors approved the adoption of a stock repurchase program, pursuant to which the Company may repurchase up to 300,000 shares of its own common stock. Purchases made by the Company in the open market will be made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HAUPPAUGE DIGITAL, INC.
                                 -----------------------
                                 Registrant



Date: February 4, 1997                By /s/ KENNETH PLOTKIN
      ----------------                   -------------------------------
                                             KENNETH  PLOTKIN
                                             Vice President and
                                             Chief Executive Officer

Date: February 4, 1997                By  /s/ GERALD TUCCIARONE
      ----------------                    ------------------------------
                                              GERALD TUCCIARONE
                                              Treasurer and Chief
                                              Financial Officer