Form 10QSB
period 1997-03-31
HAUPPAUGE DIGITAL INC
filed 1997-05-13
CIK 930803

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C., 20459

                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

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

As of April 24, 1997, 4,419,102 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares.

        HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
        ----------------------------------------

                           INDEX
                           -----
                                                             Page No.
                                                             --------

PART I. FINANCIAL INFORMATION
-----------------------------


Item 1. Financial Statements

         Condensed Consolidated Balance Sheets-
           March 31, 1997 and September 30, 1996                  3

         Condensed Consolidated Statements of Operations-
           Six Months ended March 31, 1997 and 1996               4

          Condensed Consolidated Statements of Operations-
           Three Months ended March 31, 1997 and 1996             5

         Condensed Consolidated Statements of Cash Flows-
           Six Months ended March 31, 1997 and 1996               6

         Notes to Condensed Consolidated Financial
           Statements                                           7-8


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 9-13


PART II. OTHER INFORMATION
--------------------------
Item 4.   Submission of Matters to a Vote of Security Holders    14


SIGNATURES                                                       15
----------

PART I, FINANCIAL INFORMATION
-----------------------------
Item 1.  Financial Statements

                     HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                             As of
                                         March 31, 1997           As of
                                          (Unaudited)       September 30, 1996
                                         --------------     ------------------
CURRENT ASSETS:

  Cash . . . . . . . . . . . . . .           $ 5,580,646         $ 6,559,175
  Accounts Receivable, net
  allowance for doubtful
  accounts . . . . . . . . . . . .             1,732,118           1,835,882
  Inventories (Note 2). . . . . ..             6,232,223           3,138,961
  Prepaid expenses and other
  current assets                                 361,423             191,161
                                             -----------         -----------
          Total Current Assets:              $13,906,410         $11,725,179
                                             -----------         -----------

  Property, plant and equipment-at cost          433,037             374,218
  Less: Accumulated depreciation and
  amortization . . . . . . . . . .               248,627             228,678
                                             -----------         -----------
                                                 184,410             145,540
                                             -----------         -----------
SECURITY DEPOSITS AND OTHER ASSETS. .             58,566              59,881
                                             -----------         -----------
                                             $14,149,386         $11,930,600
                                             ===========         ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts Payable . . . . . . . .           $ 4,390,291         $ 2,818,832
  Accrued Expenses . . . . . . . .             1,106,547             936,851
                                             -----------         -----------
     Total Current Liabilities               $ 5,496,838         $ 3,755,683
                                             ===========         ===========
SHAREHOLDERS' EQUITY:

  Common Stock $.01 par value;
   10,000,000 shares authorized,
   4,465,302 issued as of March 31,
   1997 and September 30, 1996. . .          $    44,653         $    44,653

  Additional paid-in capital . . .            10,344,844          10,344,844
  Accumulated deficit. . . . . . .            (1,581,070)         (2,214,580)
  Treasury stock-at cost (Note 5).              (155,879)                  -
                                             -----------         -----------
                                             $ 8,652,548         $ 8,174,917
                                             -----------         -----------
                                             $14,149,386         $11,930,600
                                             ===========         ===========

            See notes to condensed consolidated financial statements.

                     HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Six Months Ended March 31,
                                                 1997               1996
                                             (Unaudited)         (Unaudited)
                                             -----------         -----------

SALES. . . . . . . . . . . . . . .           $12,852,113         $ 8,239,378

COST OF SALES. . . . . . . . . . .             9,895,261           6,264,755
                                             -----------         -----------
     Gross Profit. . . . . . . . .             2,956,852           1,974,623


SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES. . . . .             2,014,286           1,493,174
RESEARCH AND DEVELOPMENTAL
  EXPENSES . . . . . . . . . . . .               239,399             201,270
                                             -----------         -----------
     Income from operations. . . .               703,167             280,179

OTHER INCOME (EXPENSE):
  Interest Income. . . . . . . . .               127,773              15,858
  Miscellaneous income,(expense) .               (11,503)              8,017
                                             -----------         -----------
    Income before income tax
    provision. . . . . . . . . . .               819,437             304,054

INCOME TAX PROVISION (Note 4). . .               185,927              20,000
                                             -----------         -----------
  Net Income . . . . . . . . . . .           $   633,510         $   284,054
                                             ===========         ===========
Net income per share . . . . . . .           $      0.14                0.10
                                             ===========         ===========
Weighted average shares
  outstanding (Note 3) . . . . . .             4,445,999         $ 2,756,183
                                             ===========         ===========



             See notes to condensed consolidated financial statements

                     HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended March 31,
                                                1997                1996
                                             (Unaudited)         (Unaudited)
                                             -----------         -----------

SALES. . . . . . . . . . . . . . .           $ 6,305,925         $ 3,729,161

COST OF SALES. . . . . . . . . . .             4,977,971           2,795,946
                                             -----------         -----------
     Gross Profit. . . . . . . . .             1,327,954             933,215

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES. . . . .             1,010,624             746,114
RESEARCH AND DEVELOPMENTAL
  EXPENSES . . . . . . . . . . . .               130,650             107,393
                                             -----------         -----------
     Income from operations. . . .               186,680              79,708

OTHER INCOME (EXPENSE):
  Interest Income. . . . . . . . .                56,709               6,042
  Miscellaneous income,(expense) .               ( 4,818)              5,677
                                             -----------         -----------
  Income before income tax
  provision. . . . . . . . . . . .               238,571              91,427

INCOME TAX PROVISION (Note 4). . .                55,000              10,000
                                             -----------         -----------
  Net Income . . . . . . . . . . .           $   183,571         $    81,427
                                             ===========         ===========
Net income per share . . . . . . .           $      0.04                0.03
                                             ===========         ===========
Weighted average shares
  outstanding (Note 3) . . . . . .             4,435,580         $ 2,756,183
                                             ===========         ===========

             See notes to condensed consolidated financial statements

                     HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Six Months Ended March 31,
                                                1997                1996
                                             (Unaudited)         (Unaudited)
                                             -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . .         $   633,510         $   284,054
                                             -----------         -----------
Adjustments to reconcile net
  income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization. .                21,264               18,646
  Provision for uncollectible
  accounts receivable. . . . . . .                 5,500              10,000
  Provision for system board
    obsolescence . . . . . . . . .                20,000              28,000
Increase (decrease) in cash
  resulting from changes in
  operating asset and liabilities:
  Accounts receivable. . . . . . .                98,264             181,759
  Inventories. . . . . . . . . . .            (3,113,262)           (374,915)
  Prepaid expenses and other
    current assets . . . . . . . .              (170,262)            (40,375)
  Accounts payable . . . . . . . .             1,571,459            (938,622)
  Accrued expenses . . . . . . . .               169,696             206,229
                                             -----------         -----------
                                              (1,397,341)           (909,278)
                                             -----------         -----------
   Net cash used in operating
    activities . . . . . . . . . .              (763,831)           (625,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant
   and equipment . . . . . . . . .               (58,819)            (23,714)
                                             ------------        -----------
 Net cash used in investing
   activities. . . . . . . . . . .               (58,819)            (23,714)
                                             -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of Treasury Stock. . .              (155,879)                  -
                                             -----------         -----------
   Net cash used by financing
    activities . . . . . . . . . .              (155,879)                  -
                                             -----------         -----------
   Net decrease in cash. . . . . .              (978,529)           (648,938)
CASH, beginning of period. . . . .             6,559,175           1,214,940
                                             -----------         -----------
CASH, end of period. . . . . . . .           $ 5,580,646         $   566,002
                                             ===========         ===========

SUPPLEMENTAL DISCLOSURES:
  Income taxes paid. . . . . . . .           $    10,087         $     8,182
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

     The operating results for the three months and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the September 30, 1997 year end.

NOTE 2.  INVENTORIES

     Inventories have been valued at the lower of average cost or market. The components of inventory at March 31, 1997 and September 30, 1996 consist of:

                                  March 31,        September 30,
                                    1997               1996
                                    ----               ----

     Component Parts            $2,734,462         $  849,324
     Work in Progress            2,676,154          1,861,391
     Finished Goods                821,607            428,246
                                   -------            -------
                                $6,232,223         $3,138,961
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

               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

Net income (loss) per share - continued

     Weighted average shares outstanding listed below were used in the per share computation:

      Three Months Ended                   Six Months Ended
          March 31,                            March 31,
     1997         1996                    1997          1996
     ----         ----                    ----          ----
  4,435,580    2,756,183               4,445,999     2,756,183

On November 8, 1996, the Company approved a stock repurchase program (See note 5). Shares outstanding for the quarter and six months ended March 31, 1997 reflect a reduction on a weighted average basis for the repurchased shares. Common stock equivalents in the form of options did not result in material dilution for the current quarter and year to date period. For the prior year's quarter and six month periods, the Company's stock did not trade at an average price that was in excess of the exercise price for the Company's outstanding Class A warrants. Therefore the warrants were not included in the weighted average shares outstanding.

NOTE 4.  INCOME TAXES

     Income taxes are based on annualized statutory rates for federal and state income taxes. The provision for income taxes reflects an annualized effective tax rate after deductions for the utilization of restricted and unrestricted net operating loss carryforwards, adjusted for applicable federal and state alternative minimum tax provisions. The benefits of these operating loss carryforwards had previously been subject to a 100% valuation allowance. However, based on projected fiscal 1997 taxable income, management has reduced the valuation allowance accordingly. Future reductions in the valuation allowance will be predicated on projected results for future years which are not available.


NOTE 5.  STOCK REPURCHASE PROGRAM

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of March 31, 1997, the Company had repurchased 46,200 shares for $155,879 at an average purchase price of approximately $3.37 per share.

ITEM 2.        Management's Discussion and Analysis of
            Financial Condition and Results of Operations
            ---------------------------------------------
Results of Operations
---------------------

Six Month Period ended March 31, 1997 versus March 31, 1996
-----------------------------------------------------------

Sales for the six months ended March 31, 1997 were $12,852,113, compared to $8,239,378 for the comparable period in the prior fiscal year, resulting in an increase of $4,612,735 or 56%. The increase in sales was primarily due the shipments of several new digital video products introduced worldwide during the latter part of fiscal 1996, coupled with the commencement of shipments on an OEM basis of the Company's video conferencing board. Average unit sales prices as well as average unit production costs declined from the prior year due to technological advances, OEM sales and higher unit production.

  Net sales of the Company's products are summarized as follows:

                           Six Months Ended March 31,   Increase
                                   1997         1996  (Decrease)%
                                   ----         ----   ---------
System Sales                  $   259,323   $  845,588     (69)
Video & Conferencing Boards    12,592,790    7,393,790      70
                               ----------    ---------    ----
Total Company Sales           $12,852,113   $8,239,378      56
                              ===========   ==========    ====

Unit sales of digital video and conferencing boards increased to approximately 154,700 as compared to approximately 33,200 for the prior year, resulting in an increase of approximately 363%. Sales to domestic customers for the six month period were 35% of net sales for the current year and 38% for the prior year. Sales to international customers were 65% of net sales for the current year and 62% for the comparable period of last year.

  Gross profit increased to $2,956,852 from $1,974,623, an increase of $982,229 or 50% over the prior comparable fiscal year. The gross profit percentage was 23% compared to 24% for 1996. As a result of international sales increasing to 65% of total sales, gross margins were negatively impacted by the corresponding increase in customs duties plus the effects of a weaker German Mark, which offset lower unit production costs resulting from the absorption of manufacturing overhead over a greater number of units.

   Though selling, general and administrative expenses increased $521,112 over the prior year, they declined to 16% of revenue in the current year compared to 18% of revenue for the six months ended March 31, 1996. The increase in expenses was primarily due to increased sales and marketing expenses of $263,678, mainly for higher personnel costs due to an increased outside sales staff, increased commissions resulting from the 56% sales increase and higher marketing and promotional costs in support of retail sales;

---------------------------------------------------------
higher technical support costs of $48,589 for additional staff required to consistently maintain a high level of customer support; increased freight costs of $155,776 due to the higher volume of sales and higher general and administrative costs of $53,069, mainly for contractual wage increases, insurance premiums for D&O insurance and the amortization of costs relating to the Company's bank line of credit.

  Research and development expenses increased $38,129 or approximately 19%. The increase was due to the infusion of new capital resulting from the July 1996 conversion of the Company's Class A Warrants, which has enabled the Company to expand its engineering research and development resources to enhance current products and further develop future product lines.

        The Company had net other income of $116,270 for the March 31, 1997 six month period as opposed to net other income of $23,875 for the corresponding six months of the preceding fiscal year. The increase in net other income was primarily due interest income earned from the investing of the cash received from the July 1996 warrant conversion.

  As a result of all of the above, the Company recorded a net profit after taxes for the six months ended March 31, 1997 of $633,510 or $0.14 per share as opposed to net income after taxes of $284,054 or $0.10 per share.

Three Month Period ended March 31, 1997 versus March 31, 1996
-------------------------------------------------------------

  Net sales for the three months ended March 31, 1997 were $6,305,925 compared to $3,729,161 for the comparable period in the prior fiscal year, resulting in an increase of $2,576,764 or 69%. The increase in sales was primarily due the shipments of several new digital video products introduced worldwide during the latter part of fiscal 1996, coupled with the shipments on an OEM basis of the Company's video conferencing board. Average unit sales prices as well as average unit production costs declined from the prior year due to technological advances, OEM sales and higher unit production.

  Net sales of the Company's products are summarized as follows:

                         Three Months Ended March 31,   Increase
                                  1997        1996    (Decrease)%
                                  ----        ----    ----------
System Sales                  $   79,981   $  443,012     (82)
Video & Conferencing Boards    6,225,944    3,286,149      89
                               ---------    ---------     ---
Total Company Sales           $6,305,925   $3,729,161      69
                               =========   ==========     ===

Unit sales of digital video and conferencing boards increased to approximately 71,771 as compared to approximately 13,200 for the

---------------------------------------------------------

prior year, resulting in an increase of 444%. Sales to domestic customers for the three month period were 32% of net sales for the current quarter and 43% for the prior year's quarter. Sales to international customers were 68% of net sales for the current quarter and 57% for the comparable quarter of last year.

  Gross profit increased to $1,327,954 from $933,215, an increase of $394,739 or 42% over the prior comparable fiscal year period. The gross profit percentage was 21% compared to 25% for 1996. As a result international sales increasing to 68% of total sales, gross margins were negatively impacted by the corresponding increase in customs duties plus the effects of a weaker German Mark, which offset lower unit production costs resulting from the absorption of manufacturing overhead over a greater number of units.

   Though selling, general and administrative expenses increased $264,510 over the prior year, they declined to 16% of revenue in the current quarter compared to 20% of revenue for the three months ended March 31, 1996. The increase in expenses was primarily due to increased sales and marketing expenses of $100,250, mainly for higher personnel costs due to an increased outside sales staff, increased commissions resulting from the 69% sales increase and higher marketing and promotional costs in support of retail sales; higher technical support costs of $27,891 for additional staff required to consistently maintain a high level of customer support; increased freight costs of $107,868 due to the higher volume of sales and higher general and administrative costs of $28,501, mainly for contractual wage increases, insurance premiums for D&O insurance and the amortization of costs relating to the Company's bank line of credit.

  Research and development expenses increased $23,257 or approximately 22%. The increase was due to the infusion of new capital resulting from the July 1996 conversion of the Company's Class A Warrants, which has enabled the Company to expand its engineering research and development resources to enhance current products and further develop future product lines.

        The Company had net other income of $51,891 for the March 31, 1997 three month period compared to net other income of $11,719 for the corresponding three months of the preceding fiscal year. The increase in net other income was primarily due higher interest income earned from the investing of the cash received from the July 1996 warrant conversion.

  As a result of all of the above, the Company recorded a net profit after taxes for the three months ended March 31, 1997 of $183,571 or $0.04 per share as opposed to a net income after taxes of $81,427 or $0.03 per share for the corresponding quarter of the prior fiscal year.

---------------------------------------------------------
  Over the prior two fiscal years, the company has experienced certain revenue trends. Since the Company's products are primarily sold through distributors and retailers, the Company has historically recorded stronger sales results during the Company's first quarter (October to December), which due to the holiday season is a strong quarter for computer equipment sales. In addition, the Company's international sales, mostly into the European market, have been 54% and 70% of sales for fiscal 1996 and 1995 and are 68% and 65% for the second quarter and six months ended March 31, 1997. Due to this, the Company's sales for its fourth fiscal quarter (July to September) are impacted by the reduction of activity with Europe during the July and August summer holiday period.

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

Liquidity and Capital Resources
-------------------------------

       The Company had a net cash position of $5,580,646, working capital of $8,199,572 and shareholders' equity of $8,652,548 as of March 31, 1997. The significant items of cash sources and (uses) are detailed below:

       Net income (adjusted for non cash items)    $     680,274
       Investments in current assets                  (3,185,260)
       Increase in current liabilities-net             1,741,155
       Purchase of treasury stock                       (155,879)

  Net cash of ($763,831) used in operating activities was primarily due to cash required to finance accounts receivables and inventory as a result of the growth in sales, offset partially by operations funded by vendor financing and cash generated by the Company's net income.

  The company currently has in place an asset based line of credit. Advances are to be made on a revolving basis based on a formula of eligible domestic and foreign receivables not older than 90 days. As of March 31, 1997, the Company has not utilized this loan facility.

  On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of March 31, 1997, the Company had repurchased 46,200 shares for $155,879 at an average purchase price of approximately $3.37 per share.

-----------------------------------------

  The Company believes that its current cash position, internally generated cash flow and its bank financing will be sufficient to satisfy the Company's anticipated operating needs for a least the ensuing twelve months.

Risk Factors
------------

  From time to time, information provided by the company, statements made by its employees or information provided in its Securities and Exchange Commission filings, including information contained in this Form 10-QSB, may contain forward looking information. The Company's actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including but not limited to rapid changes in technology, lack of funds for future research, competition, proprietary patents and rights of others, loss of major customers, loss of sources of supply for its digital video processing chips, non-availability of management, government regulation, currency fluctuations, and the inability of the Company to profitably sell its products. The market price of the Company's common stock may be volatile at times in response to fluctuation in the company's quarterly operating results, changes in analysts' earnings estimates, market conditions in the computer hardware industry, seasonality of the business cycle, as well as general conditions and other factors external to the Company.

PART II.  OTHER INFORMATION
---------------------------

Item 4  Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
  The following propositions were submitted to the shareholders for approval at the annual meeting of shareholders held on March 5, 1997 at the offices of the Company and were approved as indicated:

No. 1:  ELECTION OF DIRECTORS

  To serve for the term continuing through the next annual meeting and until the election and qualification of their respective successors.

                            FOR           WITHHELD
                            ---           --------
Kenneth R. Aupperle       4,150,517        77,450
Kenneth Plotkin           4,150,517        77,450
Laura Aupperle            3,742,357       485,610
Dorothy Plotkin           3,743,357       484,610
Leonard Neuhaus           3,735,397       492,570
Bernard Herman            3,747,357       480,610

No. 2: Proposal to ratify the appointment of BDO Seidman, LLP
Certified Public Accountants, as the independent auditors to examine the financial statements of the Company for the fiscal year ended September 30, 1997.

FOR  4,203,157    AGAINST    8,560   ABSTAIN 16,250

                    SIGNATURES
                    ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HAUPPAUGE DIGITAL, INC.
                                  ----------------------
                                           Registrant




Date: May 7, 1997               By: /s/ KENNETH PLOTKIN
                                    --------------------
                                    KENNETH  PLOTKIN
                                    Vice President and
                                    Chief Executive Officer






Date: May 7, 1997               By: /s/ GERALD TUCCIARONE
                                    ----------------------
                                    GERALD TUCCIARONE
                                    Treasurer and Chief
                                    Financial Officer