Form 10QSB
period 1997-06-30
HAUPPAUGE DIGITAL INC
filed 1997-08-06
CIK 930803

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C., 20459

                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               --------------

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

As of August 5, 1997, 4,406,102 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares.

        HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
        ----------------------------------------

                           INDEX
                           -----
                                                             Page No.
                                                             --------

PART I. FINANCIAL INFORMATION
-----------------------------


Item 1. Financial Statements

         Condensed Consolidated Balance Sheets-
           June 30, 1997 and September 30, 1996                  3

         Condensed Consolidated Statements of Operations-
           Nine Months ended June 30, 1997 and 1996              4

          Condensed Consolidated Statements of Operations-
           Three Months ended June 30, 1997 and 1996             5

         Condensed Consolidated Statements of Cash Flows-
           Nine Months ended June 30, 1997 and 1996              6

         Notes to Condensed Consolidated Financial
           Statements                                           7-8


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 9-13


PART II. OTHER INFORMATION
--------------------------
Item 5.   Other Information                                      14

Item 6.   Exhibits and Reports on Form 8-K                       14


SIGNATURES                                                       15
----------

PART I, FINANCIAL INFORMATION
-----------------------------
Item 1.  Financial Statements

                     HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

          ASSETS
                                            As of
                                        June 30, 1997            As of
                                        (Unaudited)      September 30, 1996
                                        -----------      ------------------
CURRENT ASSETS:
   Cash .........................      $  5,294,088         $    6,559,175
   Accounts receivable, net of
   allowance for doubtful
    accounts ....................         1,433,484              1,835,882
   Inventories (Note 2)..........         5,822,156              3,138,961
   Prepaid expenses and other
   current assets ...............           349,588                191,161
                                        -----------         --------------
      Total current assets ......        12,899,316             11,725,179
                                        -----------         --------------
   Property, plant and
    equipment at-cost ...........           455,200                374,218
   Less: Accumulated depreciation
      and amortization ..........           258,602                228,678
                                        -----------         --------------
                                            196,598                145,540
                                        -----------         --------------
SECURITY DEPOSITS AND OTHER ASSETS           60,128                 69,881
                                        -----------         --------------
                                        $13,156,042         $   11,930,600

     LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts Payable ..............         3,393,993              2,818,832
  Accrued Expenses ..............         1,028,933                938,851
                                        -----------         --------------
     Total current liabilities          $ 4,422,926         $    3,755,883
                                        -----------         --------------
SHAREHOLDERS' EQUITY
 Common stock $.01 par value;
   10,000,000 shares authorized,
   4,465,302 issued as of June 30,
   1997 and September 30, 1996....           44,653                 44,653
 Additional paid-in capital ......       10,344,844             10,344,844
 Accumulated deficit .............       (1,462,429)            (2,214,580)
 Treasury stock-at cost (Note 5)..         (193,952)                     -
                                        -----------         --------------
                                          8,733,116              8,174,917
                                        -----------         --------------
                                        $13,156,042         $   11,930,600
                                        ===========         ==============

             See notes to condensed consolidated financial statements

                     HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Nine Months Ended June 30,
                                            1997               1996
                                         (Unaudited)         (Unaudited)
                                        ------------        ------------
SALES ..........................        $ 18,695,544        $ 11,594,484

COST OF SALES ..................          14,426,315           8,686,416
                                        ------------        ------------
 Gross Profit ..................           4,269,229           2,908,068


SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES ......................           3,071,592           2,231,867
   Income from operations ......             395,577             320,600
                                        ------------        ------------
                                             802,060             355,601


OTHER INCOME (EXPENSE):
   Interest income .............             185,033              21,269
   Miscellaneous income
     (expense) .................             (14,015)             15,660
                                        ------------        ------------
     Income before income
      tax provision  ...........             973,078             392,530


INCOME TAX PROVISION (Note 4)...             220,927              30,000
                                        ------------        ------------
     Net income.................        $    751,151        $    362,530
                                        ============        ============
Net income per share ...........        $       0.17        $       0.13
                                        ============        ============
Weighted average shares
 outstanding (Note 3) ..........           4,434,630           2,788,593
                                        ============        ============


             See notes to condensed consolidated financial statements

                             HAUPPAUGE DIGITAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three Months Ended June 30,
                                           1997                1996
                                         (Unaudited)         (Unaudited)
                                        -----------         -----------
SALES...........................        $ 5,843,431         $ 3,355,106

COST OF SALES...................          4,531,054           2,421,661
                                        -----------         -----------
   Gross Profit ................          1,312,377             933,445

SELLING, GENERAL AND
  ADMINISTRATION EXPENSES ......          1,057,306             738,693
RESEARCH &DEVELOPMENT
  EXPENSES .....................            156,178             119,330
                                        -----------         -----------
   Income from operations ......             98,893              75,422

OTHER INCOME (EXPENSE):
   Interest income .............             57,260               5,411
   Miscellaneous income (expense)            (2,512)              7,643
                                        -----------         -----------
     Income before income tax
     provision .................            153,641              88,476

INCOME TAX PROVISION (Note 4)...             35,000              10,000
                                        -----------         -----------
Net Income .....................        $   118,641         $    78,476
                                        ===========         ===========
Net income per share ...........        $      0.03         $      0.03
                                        ===========         ===========
Weighted average shares
  outstanding (Note 3) .........          4,411,893           2,853,769
                                        ===========         ===========


             See notes to condensed consolidated financial statements

                     HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                        Nine Months Ended June 30,
                                           1997                1996
                                         (Unaudited)         (Unaudited)
                                        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................      $   752,151             362,530
Adjustment to reconcile net             -----------         -----------
 income to net cash (used in)
 provided by operating activities:
 Depreciation and amortization....           31,896              27,859
 Provision for uncollectible
   accounts receivable ...........            9,367              13,000
 Provision for system board
   obsolescence ..................           20,000              33,000
Increase (decrease) in cash
   resulting from changes in
   operating assets and liabilities:
   Accounts receivable ...........          393,032            (569,666)
   Inventories ...................       (2,703,195)              2,041)
   Prepaid expenses and other
    current assets ...............         (158,427)            (61,427)
   Accounts payable ..............          575,161          (1,008,870)
   Accrued expenses ..............           92,082             218,721
                                        -----------         -----------
                                         (1,740,084)         (1,345,342)
                                        -----------         -----------
     Net cash used in operating
        activities ...............         (987,933)           (982,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Security Deposits .............           (2,220)               (428)
   Purchase of property, plant
     and equipment ...............          (80,982)            (27,972)
                                        -----------         -----------
     Net cash used in investing
        activities ...............          (83,202)            (28,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of Treasury Stock ....         (193,952)                  -
   Net proceeds from exercise of
    Underwriter's Unit Purchase
    Option .......................                -             543,779
   Net proceeds from exercise of
    Class A Warrants .............                -           1,236,688
     Net cash used by financing         -----------         -----------
       activities ................         (193,952)          1,780,467
                                        -----------         -----------
   Net decrease in cash ..........       (1,265,087)            769,255
CASH, beginning of period ........        6,559,175           1,214,940
                                        -----------         -----------
CASH, end of period ..............      $ 5,294,088         $ 1,984,195
                                        ===========         ===========
SUPPLEMENTAL DISCLOSURES
   Income taxes paid .............      $    11,774         $     8,615
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

     The operating results for the three months and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the September 30, 1997 year end.

NOTE 2.  INVENTORIES

     Inventories have been valued at the lower of average cost or market. The components of inventory at June 30, 1997 and September 30, 1996 consist of:

                                  June 30,        September 30,
                                    1997               1996
                                    ----               ----
     Component Parts            $3,224,823         $  849,324
     Work in Progress            1,254,930          1,861,391
     Finished Goods              1,342,403            428,246
                                 ---------           --------
                                $5,822,156         $3,138,961
                                 =========         ==========

NOTE 3.  NET INCOME (LOSS) PER SHARE

     Net income and loss per share have been computed on the basis of weighted average common shares outstanding for each period presented.

                 HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

Net income (loss) per share - continued
---------------------------------------
     Weighted average shares outstanding listed below were used in the per share computation:

      Three Months Ended                   Nine Months Ended
          June 30,                            June 30,
     1997         1996                    1997          1996
     ----         ----                    ----          ----
  4,411,893    2,853,769               4,434,630     2,788,593

On November 8, 1996, the Company approved a stock repurchase program (See note 5). Shares outstanding for the quarter and nine months ended June 30, 1997 reflect a reduction on a weighted average basis for the repurchased shares. Common stock equivalents in the form of options did not result in material dilution for the current quarter and year to date period. For the prior year's quarter and nine month period, the Company's stock, which traded at an average price in excess of the exercise price for the Company's outstanding Class A warrants, resulted in an immaterial dilution to earnings per share . Therefore the warrants were not included in the weighted average shares outstanding.

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

NOTE 5.  STOCK REPURCHASE PROGRAM

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of June 30, 1997, the Company had repurchased 59,200 shares for $193,952 at an average purchase price of approximately $3.28 per share.

ITEM 2.        Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              ---------------------------------------------

Results of Operations
---------------------

Nine Month Period ended June 30, 1997 versus June 30, 1996
----------------------------------------------------------

Sales for the nine months ended June 30, 1997 were $18,695,544 compared to $11,594,484 for the comparable period in the prior fiscal year, resulting in an increase of $7,101,060 or 61%. The increase in sales was primarily due the shipments of new digital video products introduced worldwide during the latter part of fiscal 1996, penetration of the new products at nationwide and regional retailers, the commencement of shipments on an OEM basis of the Company's video conferencing board, plus continued strong sales to direct corporate customers. Average unit sales prices as well as average unit production costs declined from the prior year due to technological advances, OEM sales and higher unit production.

  Net sales of the Company's products are summarized as follows:

                             Nine Months Ended June 30,   Increase
                                  1997         1996      (Decrease)%
                                  ----         ----        ---------
System Sales                  $   323,349   $ 1,273,405        (75)
Video & Conferencing Boards    18,372,195    10,321,079         78
                               ----------    ----------        ----
Total Company Sales           $18,695,544   $11,594,484         61
                              ===========   ===========        ====

Unit sales of digital video and conferencing boards increased to approximately 208,200 as compared to approximately 45,100 for the prior year, resulting in an increase of approximately 362%. Sales to domestic customers for the nine month period were 35% of net sales for the current year and 43% for the prior year. Sales to international customers were 65% of net sales for the current year and 57% for the comparable period of last year.

  Gross profit increased to $4,269,229 from $2,908,068, an increase of $1,361,161 or 47% over the prior comparable fiscal year. The gross profit percentage was 23% compared to 25% for 1996. As a result of international sales increasing to 65% of total sales, gross margins were negatively impacted by the corresponding increase in the absorption of customs and duties plus the effects of a weaker German Mark, which offset lower unit production costs resulting from the absorption of manufacturing overhead over a greater number of units.

Though selling, general and administrative expenses increased $839,725 over the prior year, they declined to 16% of revenue in the current year compared to 19% of revenue for the nine months ended June 30, 1996. The increase in expenses was primarily due to increased sales and marketing expenses of $445,619, mainly for higher personnel costs due to an increased outside sales staff,

---------------------------------------------------------

increased commissions resulting from the 61% sales increase and higher marketing and promotional costs in support of retail sales; higher technical support costs of $73,970 for additional staff required to consistently maintain a high level of customer support; increased freight costs of $217,767 due to the higher volume of freight costs absorbed by the company, and higher general and administrative costs of $102,368, mainly for contractual wage increases, insurance premiums for D&O insurance and the amortization of costs relating to the Company's bank line of credit.


  Research and development expenses increased $74,977 or approximately
23%. The increase was due to the infusion of new capital resulting from the July 1996 conversion of the Company's Class A Warrants, which has enabled the Company to expand its engineering research and development resources to enhance current products and further develop future product lines.

        The Company had net other income of $171,018 for the June 30, 1997 nine month period as opposed to net other income of $36,929 for the corresponding nine months of the preceding fiscal year. The increase in net other income was primarily due interest income earned from the investing of the cash received from the July 1996 warrant conversion. Provision for income taxes increased to $220,927 in fiscal 1997 from $30,000 for fiscal 1996. The 247 percent increase in net income before taxes for fiscal 1997 compared to fiscal 1996, coupled with the current year's net income before taxes surpassing the restricted and unrestricted net operating losses were the main factors causing the increase.

  As a result of all of the above, the Company recorded a net profit after taxes for the nine months ended June 30, 1997 of $752,151 or $0.17 per share on weighted average shares outstanding of 4,434,630 as opposed to net income after taxes of $362,530 or $0.13 per share on weighted average shares of 2,788,593.

Three Month Period ended June 30, 1997 versus June 30, 1996
-----------------------------------------------------------

  Net sales for the three months ended June 30, 1997 were $5,843,431 compared to $3,355,106 for the comparable period in the prior fiscal year, resulting in an increase of $2,488,325 or 74%. The increase in sales was primarily due the shipments of several new digital video products introduced worldwide during the latter part of fiscal 1996, penetration of the new products at nationwide and regional retailers, plus continued strong sales to direct corporate customers. Average unit sales prices as well as average unit production costs declined from the prior year due to technological advances and higher unit production.

---------------------------------------------------------

  Net sales of the Company's products are summarized as follows:

                               Three Months Ended June 30,   Increase
                                  1997         1996         (Decrease)%
                                  ----         ----         ----------
System Sales                  $   64,026   $  427,817          (85)
Video & Conferencing Boards    5,779,405    2,927,289           97
                               ---------    ---------          ----
Total Company Sales           $5,843,431   $3,355,106           74
                              ==========   ==========          ====

Unit sales of digital video and conferencing boards increased to approximately 54,500 as compared to approximately 11,900 for the prior year, resulting in an increase of 357%. Sales to domestic customers for the three month period were 33% of net sales for the current quarter and 57% for the prior year's quarter. Sales to international customers were 67% of net sales for the current quarter and 43% for the comparable quarter of last year.

  Gross profit increased to $1,312,377 from $933,445, an increase of $378,932 or 41% over the prior comparable fiscal year period. The gross profit percentage was 22% compared to 28% for 1996. As a result international sales increasing to 67% of total sales, gross margins were negatively impacted by the corresponding increase in the absorption of customs and duties plus the effects of a weaker German Mark, which offset lower unit production costs resulting from the absorption of manufacturing overhead over a greater number of units.

     Though selling, general and administrative expenses increased $318,613 over the prior year, they declined to 18% of revenue in the current quarter compared to 22% of revenue for the three months ended June 30, 1996. The increase in expenses was primarily due to increased sales and marketing expenses of $181,941, mainly for higher personnel costs due to an increased outside sales staff, increased commissions resulting from the 74% sales increase and higher marketing and promotional costs in support of retail sales; higher technical support costs of $25,381 for additional staff required to consistently maintain a high level of customer support; increased freight costs of $61,991 due to the higher volume of freight costs absorbed by the company, and higher general and administrative costs of $49,300, mainly for contractual wage increases, progress payments on a marketing study commissioned by the Company, and higher communications costs due increased volume.

  Research and development expenses increased $36,848 or approximately
31%. The increase was due to the infusion of new capital resulting from the July 1996 conversion of the Company's Class A Warrants, which has enabled the Company to expand its engineering research and development resources to enhance current products and further develop future product lines.

----------------------------------------------------------

        The Company had net other income of $54,748 for the June 30, 1997 three month period compared to net other income of $13,054 for the corresponding three months of the preceding fiscal year. The increase in net other income was primarily due higher interest income earned from the investing of the cash received from the July 1996 warrant conversion. Provision for income taxes increased to $35,000 in fiscal 1997 from $10,000 for fiscal 1996. The 173 percent increase in net income before taxes for fiscal 1997 compared to fiscal 1996, coupled with the current year's net income before taxes surpassing the restricted and unrestricted net operating losses were the main factors causing the increase.


  As a result of all of the above, the Company recorded a net profit after taxes for the three months ended June 30, 1997 of $118,641 or $0.03 per share on weighed average shares outstanding of 4,411,893 as opposed to a net income after taxes of $78,476 or $0.03 per share on weighted average shares of 2,853,769 for the corresponding quarter of the prior fiscal year.


  Over the prior two fiscal years, the company has experienced certain revenue trends. Since the Company's products are primarily sold through distributors and retailers, the Company has historically recorded stronger sales results during the Company's first quarter (October to December), which due to the holiday season is a strong quarter for computer equipment sales. In addition, the Company's international sales, mostly into the European market, have been 54% and 70% of sales for fiscal 1996 and 1995 and are 67% and 65% for the third quarter and nine months ended June 30, 1997. Due to this, the Company's sales for its fourth fiscal quarter (July to September) are impacted by the reduction of activity with Europe during the July and August summer holiday period.

  To offset the above cycles, the Company is targeting as wide a range of customer types in order to moderate the seasonality of the retail sales.

Liquidity and Capital Resources
-------------------------------

       The Company had a net cash position of $5,294,088, working capital of $8,476,390 and shareholders' equity of $8,733,116 as of June 30, 1997. The significant items of cash sources and (uses) are detailed below:

-----------------------------------------

  Net income (adjusted for non cash items)    $     813,414
     Investments in current assets                  (2,468,590)
       Increase in current liabilities-net               667,243
       Purchase of treasury stock                       (193,952)


  Net cash of ($987,933) used in operating activities was primarily due to cash required to finance accounts receivables and inventory as a result of the growth in sales, offset partially by operations funded by vendor financing and cash generated by the Company's net income.

  The Company currently has in place an asset based line of credit. Advances are to be made on a revolving basis based on a formula of eligible domestic and foreign receivables not older than 90 days. As of June 30, 1997, the Company has not utilized this loan facility.

  On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of June 30, 1997, the Company had repurchased 59,200 shares for $193,952 at an average purchase price of approximately $3.28 per share.

  The Company believes that its current cash position, internally generated cash flow and its bank financing will be sufficient to satisfy the Company's anticipated operating needs for a least the ensuing twelve months.

Risk Factors
------------

  From time to time, information provided by the company, statements made by its employees or information provided in its Securities and Exchange Commission filings, including information contained in this Form 10-QSB, may contain forward looking information. The Company's actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including but not limited to rapid changes in technology, lack of funds for future research, competition, proprietary patents and rights of others, loss of major customers, loss of sources of supply for its digital video processing chips, non-availability of management, government regulation, currency fluctuations and the inability of the Company to profitably sell its products. The market price of the Company's common stock may be volatile at times in response to fluctuation in the company's quarterly operating results, changes in analysts' earnings estimates, market conditions in the computer hardware industry, seasonality of the business cycle, as well as general conditions and other factors external to the Company.

PART II.  OTHER INFORMATION
---------------------------

Item 5  Other Information
        -----------------

(a) Effective August 5, 1997, Dorothy Plotkin, wife of Kenneth Plotkin, Vice President and Chief Executive Officer, and Laura Aupperle, wife of Kenneth Aupperle, President and Chief Operations Officer, resigned as directors of the Company. The resignations were not by reason of any disagreement with the Company. The board of directors is in the process of seeking replacements for the directors who resigned. Such replacements will then be submitted to the shareholders for approval at the following annual meeting of shareholders.


Item 6  Exhibits and Reports on Form 8-K
        ---------------------------------


(a) Exhibits
-------------

    None

(b) Reports on form 8-K
-----------------------

    None

                      SIGNATURES
                         ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HAUPPAUGE DIGITAL, INC.
                                -----------------------
                                    Registrant




Date: August 5, 1997                By: /s/ KENNETH PLOTKIN
      --------------                    -------------------
                                      KENNETH  PLOTKIN
                                      Vice President and
                                      Chief Executive Officer






Date: August 5, 1997                By: /s/ GERALD TUCCIARONE
      --------------                    ---------------------
                                        GERALD TUCCIARONE
                                          Treasurer and Chief
                                          Financial Officer