Form 10KSB
period 1997-09-30
HAUPPAUGE DIGITAL INC
filed 1997-12-24
CIK 930803

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended September 30, 1997
                          ------------------
OR

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

State registrant's revenues for its most recent fiscal year:  $25,613,252

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 9, 1997 was approximately $15,070,646. Non-affiliates include all shareholders other than officers, directors and 5% shareholders of the Company. Market value is based upon the price of the Common Stock as of the close of business on December 9, 1997 which was $5.75 per share as reported by NASDAQ.

As of December 9, 1997 the number of shares outstanding of the Common Stock was 4,409,102 shares (exclusive of treasury shares).

                    DOCUMENTS INCORPORATED BY REFERENCE

Part III which includes Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management), and Item 12 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of September 30, 1997 and are incorporated herein by reference.

                                  PART I
                                  -------
Item 1.   DESCRIPTION OF BUSINESS
          -----------------------
(a)  Business Development.

     Hauppauge Digital, Inc. (the "Company") was incorporated in the state of Delaware on August 2, 1994 and has two wholly owned subsidiaries, Hauppauge Computer Works, Inc., which was incorporated in the state of New York on December 14, 1982, and HCW Distributing Corp., which was incorporated in the state of New York on September 13, 1984. Hauppauge Computer Works, Inc. is the owner of all the outstanding shares of Hauppauge Computer Works, GmbH, a German corporation responsible for directing European marketing efforts, and is the owner of all the outstanding shares of Hauppauge Computer Works, LTD, a Virgin Islands corporation responsible for handling sales outside of the United States. All references herein to the Company include the Company, its two wholly owned subsidiaries and their subsidiaries. The Company's executive offices are located at 91 Cabot Court, Hauppauge, New York 11788, its telephone number at that address is (516) 434-1600 and its internet address is http://www.hauppauge.com.

     Since 1992, the Company has been engaged primarily in the business of designing, manufacturing and marketing of digital video, TV, video conferencing and video capture boards for PCs. The WinTV boards are used to convert moving video images from a video camera, video tape recorder or cable TV to a digital format which is displayed in a resizable window on a PC video monitor. These video images may be viewed simultaneously with normal PC operations. Specific features of the most popular models are highlighted in the product section.

     The Company markets its products, through distributors, computer retailers and Original Equipment Manufacturers ("OEMs"). Distributors typically stock and sell the products to retail stores and value added resellers ("VARs"). Computer retailers typically stock the products on their shelves and sell them to end users for installation in their own PCs, while OEMs typically purchase TV and video conferencing boards ("VCBs") to incorporate them into multimedia PCs, which are then ultimately sold to the end user. The Company's product lines consist of digital, video TV boards, digital TV boards capable of receiving Intercast(TM) data transmissions, video editing boards and video capture/video conferencing boards.

     Net sales of the Company's products for the Company's last two fiscal years are summarized as follows:

                            Year Ended               Year Ended
                            September 30, 1997       September 30, 1996
                            ----------------       ------------------
System Sales                $    465,172             $    1,421,359
TV and video conferencing     25,148,080                 13,273,741
                            ------------               ------------
Total Company Sales         $ 25,613,252               $ 14,695,100
                            ============               ============

(b)  Business of Issuer.

Products

     The WinTV board was designed so that a PC user can watch television in a resizable window on their PC video monitor during normal computer use. This activity requires a board that plugs into a PC, and operating software to control functions such as channel change, volume adjustment, freeze frame, and channel scan. All hardware functions required, such as video digitizing, windowing, color space conversion and chroma keying, are performed on the WinTV board and do not affect the operation of the PC. The WinTV boards include audio functions so that sound can be heard while watching TV or video. The audio can be connected to speakers or to a PC's sound card.

     All WinTV board models come with software that runs under the popular Microsoft(R) Windows(TM) operating system, including Windows 95(TM) and Windows NT 4.0, that allows the TV picture to be resized from a tiny window size all the way to full screen, all under the control of the mouse. Some WinTV models will also run under Windows 98(TM), which Microsoft (R) has slated for release during 1998.

     It is the Company's strategy to provide a wide range of WinTV boards for the PC market. With a WinTV board installed in a PC, a user sees live video within a window on the PC video monitor without interfering with the normal operation of the computer. The user can resize this video image, making it small so that it will take up less space on the video monitor, or the user can enlarge the image to full screen to see more image detail. The video images can be viewed simultaneously with normal PC operations such as word processing programs and spread sheet applications. A stockbroker who is working on a PC and watching CNBC might keep the image small on the PC video monitor while receiving stock quotations, and then with one click, the user can enlarge the video image to full screen size.

     Products made by the Company include the following:

     The WinCast/TV board ("WinCast") is a single slot PCI board which enables a user to bring TV and Intercast(TM) Web pages to their PC, using Intel's Intercast(TM) Viewer to display Intercast(TM) Web pages in a window alongside the live TV window. The WinCast has a 125 channel cable ready TV tuner with automatic channel scan and a video digitizer. The video digitizer allows the user to capture still and motion video images to a hard disk, creating high impact presentations. In addition to the standard model, the WinCast/TV-dbx model offers high quality dbx-TV for stereo decoding.

     The WinCast/TV radio board has all the features of the WinCast/TV-dbx model, in addition to an FM stereo radio tuner. This model is available equipped with an NTSC tuner for the North America market, or a PAL-I or PAL-BG tuner for the English and European markets.

     The WinTV pci board is a single slot PCI board equipped with a Pal-I or Pal-B/G tuner and teletext capabilities for the English or European markets. The board has features similar to the WinCast/TV board.

     The Hauppauge Impact Video Conferencing Board (ImpactVCB) is a low cost PCI bus card for high performance access to the digitized video. Designed for video conferencing and industrial applications requiring video, the ImpactVCB features live video in a window, still image capture and an AVI capture driver.

     The WinTV-CinemaPro board ("CinemaPro") was introduced in fiscal 1997. Due to its lower manufacturing costs, the CinemaPro has essentially replaced its predecessor, the WinTV Celebrity. The CinemaPro is a high end solution for financial service customers as well as distribution and retail channels. The CinemaPro is normally equipped with a cable ready tuner, and uses a proprietary Company designed technology called "SmartLock". The SmartLock feature allows the synchronizing the WinTV video to the VGA display, eliminating connection problems between the VGA card and the WinTV board.

     The WinTV-HighQ ("HighQ") board was designed for users who need higher
quality digitizing of video images for use in a PC.   Uses include medical
imaging, such as the creation of medical databases of images captured from microscopes; industrial imaging, such as parts inspection; and desktop publishing. The HighQ supports a scheme called "square pixel" digitizing, where the horizontal and vertical aspects of the digitized image are kept to exactly a 1:1 ratio, an important feature for medical and industrial applications. The HighQ typically does not include a television tuner, but it does use the SmartLock feature.

     The WinMotion 60 board ("WinMotion") digitizes full frame live video from a video camera or VCR and stores it to the hard disk so that it can be digitally edited on a PC. The WinMotion uses Motion-JPEG compression technology which increases performance and reduces the storage space required for digital video clips. The compression technology allows the board to capture 60 fields per second, resulting in more accurate frame-by-frame video editing and more realistic video playback. The WinMotion can also play back full screen video clips from a hard disk, which can be recorded on tape or displayed on a video monitor. The WinMotion was designed for corporate marketing communication departments, training video developers, trade show demonstration creators, video hobbyists, CD-ROM title producers and creators of corporate product literature on CD-ROM.

     The VideoMagic and VideoWizard boards provide many high quality features for editing videos on the user's PC. VideoMagic can capture full motion video images at up to 30 frames per second. Combined with the Media Studio Video editor, the user can add titles, special effects, multiple video and audio overlays, two and three dimensional effects plus fades and blends. The VideoMagic board can be used to create sales presentations, make video training tapes and to add flare to home videos.

     The WinTV boards which are for sale to the computer retail market are essentially the same as the ones which are for sale to the OEM market. The differences are in the packaging and in the sophistication of the operating software. The Company believes that the WinCast and the CinemaPro models are the choice of the retail market. The WinCast and VCB video conferencing boards are the choice of the OEM market. The CinemaPro, WinCast, European PCI and Video Conferencing boards accounted for approximately 87% of the Company's net sales for its 1997 fiscal year.

     For the international market, the Company has developed a capability for the WinTV board called a teletext decoder. This allows the reception of digital text which is transmitted along with live television. Though relatively unknown here in the United States, internationally, teletext is standard on all European TV sets. The types of teletext data transmitted by TV stations include weather information, travel schedules, stock market data and home shopping services.

     Teletext, Intercast(TM) and several newer services are all forms of data broadcasting. The Company believes that due to the applications of its products in PCs, data broadcasting is a key growth opportunity.

     Until 1988, the Company actively marketed system boards which are the "heart" of a PC and which could be used to upgrade older PCs. The Company still designs and assembles custom made PCs. This line of business is not emphasized and is not sold in the retail market. However, the Company does specific designs to meet particular customer requirements. The Company purchases all of the hardware and software, assembles the machine and installs the software. These products are purchased by companies that require specific configurations not available through off-the-shelf wholesalers or retailers.

Product Production

     The Company designs the WinTV boards and also writes the operating software of the WinTV boards to be used in conjunction with the popular Microsoft(R) Windows(TM) operating system, the WindowsNT operating system and the IBM OS/2 operating system. The Company subcontracts the manufacturing and assembly of the WinTV boards to independent third parties. The Company then tests the completed product at its facility in Hauppauge, New York before shipping to customers to ensure the quality of its products.

     The Company purchases components such as tuners from reliable manufacturers such as Philips and Temic, and video digitizers from Auravision and Rockwell Semiconductor Systems, Inc. If the foregoing suppliers do not supply their products to the Company, the business of the Company might be adversely affected because the Company would have to find alternative suppliers of tuners and video digitizers, which may result in additional costs and delays and therefore adversely affect the Company's production and profitability. See Item 6, "Management's Discussion and Analysis-Risk Factors".

     Manufacturing is performed by a selected group of contract manufacturers. Product design specifications are provided to insure proper assembly. Contract manufacturing is either done on a consignment basis, in which the Company provides all the component parts and pays an assembly charge for each board produced, or on a turnkey basis, in which all components and labor are provided by the contract manufacturer, and the manufacturing price the Company is charged includes parts and assembly costs. The Company has six contract manufacturers qualified to assemble product, all located in the United States. Four contract manufacturers are presently being utilized to handle the majority of production. If demand were to increase dramatically, the Company believes additional production could be absorbed by the other contract manufacturers.

Digital Video Market

     The digital video market, as it pertains to the WinTV board, involves the use of a PC to turn a video image into a digital form which can be stored on a PC's hard disk drive. Once a video image is on the PC's hard disk drive, the image can be merged into a document using various word processing systems such as WordPerfect(R) or Microsoft(R) Word(R). A sequence of video images that are digitized are stored in a form called "AVI", which has digital audio and video interleaved to create a digital movie. This digital movie can be edited on the PC, adding special effects, audio overdubs and titles. Such digital movies are used in multimedia presentations and multimedia CD-ROMs. The digital video sequences can also be transmitted to another location over the highspeed communication lines, which allows for video conferencing.

     Typical WinTV board owners might include business persons who need to keep in touch with news while working on a PC. Other owners might include business users who want to merge video images into a document, watch financial television news programs while working on personal computers, or video conference with PC users in other locations.

     End users may use the WinTV board for the entertainment value of being able to watch television on a PC and to capture video images for use with "paintbrush" software. Other home uses might include the ability to edit video tapes on a home PC and to have video conferencing in the home. Another popular use of the WinTV board may be for multimedia development. The WinTV board digitizes live video and allows this video to be stored on the PC hard disk drive. The stored video can be used to create presentations that combine the digitized video with text, create multimedia CD-ROM packages, and digitally edit video tapes.

     During 1996, a new broadcast technology called Intercast(TM) was introduced. Developed by Intel Corporation, Intercast(TM) Web pages are broadcast in a portion of the TV signal called the Vertical Blanking Interval. Intercast(TM) Web pages add a new dimension to TV shows by allowing TV producers to add real time information to their broadcasts.
These pages are standard Internet Web pages, but are sent with TV signals over the airways instead of being sent over the telephone lines. In addition to Web pages specific to the show being broadcast, broadcasters can use the Intercast(TM) medium to add other types of information to their TV transmissions, such as real time stock market information along with their Web pages. Intercast(TM) information broadcast by TV show producers is designed to increase viewing pleasure by providing viewers with textual information which coincides with broadcasted video images. The Company's WinCast/TV and WinTV-pci boards allows you to display Intercast(TM) data on a PC's VGA monitor.

     Industrial uses of the WinTV board might include, among other things, medical applications (eye surgery, microscope imaging and hearing aid fitting), image recognition applications (automobile license plate identification, parts inspection), i.d. badges and driver's licenses. In addition, the WinTV board may be utilized by real estate brokerage firms to merge digital pictures of real estate into faxes. The uses of digital video represents recent technology that is becoming widely applied in PCs. The Company believes that there is a trend toward replacing projects currently done in text on PCs into projects that include full motion video or still video pictures. For example, a real estate broker today might, on a desktop PC, create a fax describing a property for sale. Equipped with the WinTV board, the broker could include a picture of the property in the fax. The WinTV board would be used to digitize a video image coming from a camcorder, and this image could be included in the fax generated on the desktop PC.

     Sales people who currently create written proposals may create proposals that are shown on portable computers that include digital videos to describe processes or procedures, making their proposals more effective. The WinTV board can be used to both digitize the raw video from a camcorder and to play back the digital video from the PC hard disk drive.

Video Conferencing Market

     During fiscal 1997, the Company on an OEM basis began selling a video conferencing board (the Impact VCB). The product is mainly being sold to a large computer peripheral company, who sells the product through nationwide retail outlets. Video conferencing allows PC users to see and hear each other through a video window on their computer monitor. Using the Company's VCB, a modem, camera, and the applicable software, users can visually share information with each other.

     The Company believes that PC based video conferencing will be a growth market as software products, such as White Pine's CUSEEME and Microsoft's NetMeeting, gain in popularity.

Distribution to the Retail Market

     During fiscal 1997, net sales to distributors and retailers of the Company totaled approximately $19,006,000 or 74% of the Company's net sales. This is in comparison to net sales of approximately $9,633,000 or 66% for the year ended September 30, 1996. The Company has no exclusive distributor or retailer and sells through a multitude of retailers and distributors, no one of which accounted for more than 10% of the Company's net sales. The Company either sells direct to retailers or utilizes distributors, who sell to a variety of retailers and value added resellers.

Sales to Original Equipment Manufacturers

     The OEM business is one where a PC manufacturer incorporates the Company's WinCast TV board or ImpactVCB into a product sold under the OEM's label. The Company's OEM business is expected to increase in the next few years. This is due to opportunities created by the new FCC regulations requiring television broadcasters to begin digital broadcasts by the end of 1998. These new regulations will attract consumer interest in devices, such as the Company's WinTV boards, which are equipped to receive digital TV broadcasts.

     The Company presently sells video boards under a Master Purchase Agreement to a major news service provider. This news service provider has developed a financial news service which utilizes the Company's digital video TV board. The Company's net sales to this customer for the year ended September 30, 1997 and for the year ended September 30, 1996 totaled approximately $3,143,000 (12% of total net sales) and approximately $1,615,000 (11% of total net sales), respectively.

     The Company's remaining OEM business totaled approximately $3,463,000 for fiscal 1997 compared to approximately $3,447,000 for the year ended September 30, 1996. During fiscal 1997, the Company began selling VCBs to a large computer peripheral company. The Company's net sales to this customer totaled approximately $2,880,271 (11% of total net sales). For fiscal 1997, approximately 26% of the Company's net sales were for the OEM market as compared to 34% for the year ended September 30, 1996.


Marketing and Sales

     The Company sells both domestically and internationally through Company sales offices in New York, California and Germany, plus an independent sales representative's office in London. For the fiscal year ended September 30, 1997 and the year ended September 30, 1996, approximately 34% and 46% of the Company's net sales were made within the United States, respectively, while approximately 66% and 54% were outside the United States (predominately in Germany, the United Kingdom, and the Netherlands), respectively. Hauppauge Computer Works, LTD handles all sales outside of the United States.

     The Company advertises its products in a number of U.S. and international PC magazines. The Company also participates extensively in their retailers' market promotion programs, such as store circulars and promotions. These in store promotional programs, magazine advertisements, plus a public relations program aimed at editors of key personal computer magazines and an active web site on the Internet, are the principal means of getting the product introduced to end users. The sales rate in the computer retail market is very much determined by the effectiveness of these programs, along with the technical capabilities of the product itself. The Company also lists its products in catalogs of various mail order companies and attends various worldwide trade shows.

     The Company currently has 5 sales persons located in Europe and 5 sales persons in the United States, located in New York and California. The Company also has 2 manufacturer representatives retained by it on a non-exclusive basis, who work with customers in certain geographic areas.

     See "Management's Discussion and Analysis-Results of Operations-Years
Ended September 30, 1997 and 1996" with reference to a discussion on seasonality of the Company's sales.

Foreign Currency Fluctuations

     The Company's international sales are mainly in Europe. The Asian market accounts for less than 2% of the Company's sales. Sales into the German and English markets are denominated in German Marks and British Pound Sterling. Due to the Company's concentration of sales in these two countries, changes in currency values have an affect on the Company's operations. During the Company's third and fourth fiscal quarters, the German Mark devalued approximately 19% over the prior fiscal year's third and fourth quarters. Approximately 30% of the Company's third and fourth fiscal quarter sales were denominated in German Marks. The resulting devaluation of the German Mark caused a decrease in gross margins of several percentage points.

     In order to manage these currency fluctuations, the Company put into place a strategy of selling forward German Marks by entering into a series of six month window contracts, based on estimated sales to Germany. As of September 30, 1997, the Company had open window contracts worth over 5.6 million German Marks, convertible at prices ranging from 1.84 to 1.72 German Marks to the dollar. Although it is difficult to predict the volatility of the German Mark, the Company will continue its strategy of selling German Marks forward, based on projected business, in an attempt to lock in favorable currency prices. There can be no assurance that the Company will be able to lock in foreign currencies at a favorable rate and a favorable cost.

Competition

     The Company's business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, sales and marketing resources than that which the Company has. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards, and frequent new product introductions. The Company competes in this emerging market against companies such as ATI Technologies and STB systems, among others. The Company believes that competition from new entrants will increase as the market for digital video in a PC expands. There can be no assurances that the Company will not experience increased competition in the future. Such increased competition may have a material adverse effect on the Company's ability to successfully market its products. However, the Company believes that through research and development and aggressive marketing it can compete in this very competitive market, although there can be no assurances of such.

Patents and Trademarks

     Even though the Company independently develops its hardware and software products, the Company's success will depend, in large part, on its ability to innovate, obtain or license patents, protect trade secrets and operate without infringing on the proprietary rights of others. The Company maintains copyrights on its designs and software programs, but currently has no patent on the WinTV board and the Company believes that such technology cannot be patented.

     On December 27, 1994, the Company's mark, "WinTV", was registered with the United States Patent and Trademark Office. The Company's Hauppauge name logo is also registered.

Governmental Regulations

     The Company believes that existing or probable governmental regulations have no material effect on the Company's business.

Research and Development

     The Company's development efforts are currently focused on more highly integrated versions of its hardware products, further improve performance and cost points, and on new versions of its software, to add features, improve ease of use, and provide support for new operating systems. The Company is also developing additional capabilities in the data broadcasting field.

     The technology underlying the Company's products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon the Company's business. The Company will need to maintain an ongoing research and development program, and the Company's success, of which there can be no assurances, will depend in part on its ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. The Company expended approximately $ 560,000 for research and development expenses for the year ended September 30, 1997 and approximately $448,000 during fiscal 1996. There can be no assurance that the Company's research and development will be successful or that the Company will be able to foresee and respond to such advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render the Company's products or technologies non-competitive or obsolete. See Item 6, "Management's Discussion and Analysis - Risk Factors".

Compliance with Environmental Laws

     The costs and effects of compliance with environmental laws (federal, state and local) will have no material effect upon the business of the Company.

Employees

     As of September 30, 1997, the Company had 54 employees including its executive officers, all of which are full-time. None of the Company's employees are represented by a union, and management considers its relationship with its employees to be excellent.

Item 2.   DESCRIPTION OF PROPERTY
          -----------------------
     The Company occupies a 25,000 square foot facility at 91 Cabot Court, Hauppauge, New York which it uses as its executive offices and for the testing, storage, and shipping of its products. The Company considers the premises to be suitable for all its needs. The building is owned by a partnership consisting of Messrs. Aupperle and Plotkin and their wives and is leased to the Company expiring January 31, 2006 with an option of the Company to extend the lease for an additional three years. Rent is currently at the annual rate of $321,958, and will increase to $338,058 per year on February 1, 1998. The rent is payable in equal monthly installments and increases at a rate of 5% per year on February 1 of each year thereafter including during the option period. The premises are subject to two mortgages which have been guaranteed by the Company upon which the outstanding principal amount due as of September 30, 1997 was $1,147,989. The Company pays the taxes and operating costs of maintaining the premises.

     The Company also maintains an office in Fremont, California, which consists of approximately 1,600 square feet. This office operates as the Company's west coast sales office. The lease, which expires on May 18, 2000, requires the Company to pay monthly rent of approximately $2,000 per month, with the rent increasing by 3.8% on May 19, 1998 and May 19, 1999. The Company is also responsible for a portion of common area maintenance charges based on the space it occupies.

     In addition, the Company, through HCW, GmbH, maintains an office in Germany, which consists of approximately 2,500 square feet. This facility contains a sales office, a demonstration room, and a storage facility for a limited number of the Company's products. The Company pays a monthly rent of approximately $2,000 per month for this facility pursuant to a rental agreement which expires on December 31, 1998 and contains an option to renew for two additional years.

Item 3.   LEGAL PROCEEDINGS.
          -----------------
     The Company is presently party to no pending material legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------
     Not Applicable.

                     Executive Officers of Registrant

                                                            First Elected
                                   Offices and              an Officer of
Name                     Age(1)    Positions Held           the Company
----                     ------    ---------------          --------------
Kenneth R. Aupperle        40      President, chief              1982
                                   operations officer
                                   and Director

Kenneth Plotkin            46      Chairman of the board of      1982
                                   directors, chief executive
                                   officer, vice-president,
                                   secretary and Director

Gerald Tucciarone          42      Chief financial officer       1995
                                   and treasurer

John Casey                 41      Vice-president - technology   1987

_____________
(1) Age as of September 30, 1997.

All of the above Executive Officers have been elected to serve until the next annual meeting of the Board of Directors presently scheduled for March, 1998 or until their respective successors are elected and qualified.

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

                                  PART II
                                  -------
Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          --------------------------------------------------------
(a) The principal market on which the common stock of the Company (the "Common Stock") is traded is the over-the counter market. The Common Stock is traded on NASDAQ on the Small-Cap Market under the symbol HAUP and on the Boston Stock Exchange under the symbol HAU. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                              High           Low
                              ----           ---

Fiscal Year Ended
September 30, 1997
------------------
First Quarter                 4 5/8          3 1/4

Second Quarter                4              2 5/8

Third Quarter                 3 7/16         2 5/8

Fourth Quarter                4 15/16        2 7/8

                              High           Low
                              ----           ---
Fiscal Year Ended
September 30, 1996
------------------
First Quarter                 3 3/4          1 3/4

Second Quarter                4 3/8          3

Third Quarter                 7 3/4          3 1/8

Fourth Quarter                5 1/4          3 9/16

(b) The approximate number of holders of record of the Common Stock as of December 9, 1997 was 78. The Company believes there are in excess of 1,300 beneficial holders of the Common Stock.

     (1)  No dividends have been paid during the past two years.

     (2) The Company has no present intention of paying any cash dividends in its foreseeable future and intends to use its net income, if any, in its operations. The Company is prohibited by its loan agreements with MTB Bank from declaring or paying any cash dividends.

ITEM 6.   MANAGEMENT'S  DISCUSSION AND ANALYSIS


Results of Operations
Years ended September 30, 1997 and 1996
---------------------------------------

     Sales for the year ended September 30, 1997 were $25,613,252, compared to $14,695,100 for the year ended September 30, 1996, resulting in an increase of $10,918,152 or 74%. The increase in sales can be attributed to shipments of digital video products introduced worldwide during the latter part of fiscal 1996, penetration of the new products at nationwide and regional retailers, the commencement of shipments on an OEM basis of the Company's VCB, plus continued strong sales to direct corporate customers. Average unit sales prices as well as average unit production costs declined from the prior year due to technological advances, OEM sales and higher unit production volume.

Net sales of the Company's products are summarized as follows:

                              Years Ended September 30,        Increase
                                  1997         1996           (Decrease)%
                                  ----         ----           ----------
System Sales                     $  465,172   $ 1,421,359        (67)
Video TV and video conferencing  25,148,080    13,273,741         89
                                 ----------    ----------        ----
Total Company Sales             $25,613,252   $14,695,100         74
                                ===========   ===========        ====

Unit sales of digital video and VCBs increased to approximately 281,000 as compared to approximately 62,000 for the prior fiscal year, resulting in an increase of 353%. Sales to domestic customers for the year ended September 30, 1997 were 34% of net sales as compared to 46% for the prior fiscal year. Sales to international customers, located primarily in England, Germany and the Netherlands, were 66% of net sales for the current year and 54% for fiscal 1996.

     Gross profit increased to $5,651,217 from $3,680,640, an increase of $1,970,577 or 54% over the fiscal year ended September 30, 1996. The gross profit percentage was 22% compared to 25% for the prior fiscal year. The 19% devaluation of the German Mark during fiscal 1997 coupled with the dynamics of market competition which limited the amount of compensating price increases, offset lower unit production costs due to the absorption of fixed costs over a greater volume of units, resulting in lower margins for fiscal 1997. During the fourth fiscal quarter of 1997, the Company, in an effort to manage the volatility of the German Mark, sold German Marks in a series of window contracts. The amount of window contracts open as of September 30, 1997 was 5,650,000 German Marks ranging in prices from 1.84 to 1.73 German Marks to the dollar. Based on the German Mark price of 1.76DM to a dollar at September 30, 1997, the Company had net deferred losses of approximately $100,000. The Company will continue this strategy of hedging projected future Deutchmark revenues in an effort to control the impact of foreign currency fluctuations.

      Though selling, general and administrative expenses increased $1,261,516 in fiscal 1997, they more importantly declined to 17% of net revenue from 21% of net revenue for the year ended September 30, 1996. The increase in expenses was primarily due to increased sales and marketing expenses $672,356, mainly for: higher personnel costs due to an increased outside sales staff; increased commissions resulting from the 74% sales increase and higher marketing and promotional costs in support of increased worldwide retail sales; higher technical support costs of $96,613 for additional staff required to consistently maintain a high level of customer support in light of the increased volume resulting from the Company's 74% growth; higher freight costs of $250,346 due to the higher volume freight costs absorbed by the Company; and higher general and administrative costs of $ 242,201, mainly due to contractual wage increases, personnel growth, rent for the newly opened California office, professional fees paid for a marketing study and higher D&O insurance premiums, reflecting higher coverage in fiscal 1997.

     Research and development expenses in fiscal 1997 increased $112,055 or approximately 25%. The increase was due to the infusion of new capital from the Company's July 1996 conversion of the Company's Class A Warrants, which enabled the Company to expand its engineering research and development resources to enhance current products and further develop future product lines.

      The Company had net other income of $234,291 for the year ended September 30, 1997 as opposed to net other income of $98,438 for the preceding fiscal year. The increase in net other income was primarily due to interest income earned from higher levels of cash invested. Provision for income taxes increased to $56,003 as compared to $30,000 in fiscal 1996. The increase in taxes, due to the 237% increase in net income before taxes was offset by the utilization of net operating loss carry forwards, the tax benefit realized by disposing of obsolete inventory, the benefit derived from use of the Company's Foreign Sales Corporation and the reduction of the Company's deferred tax benefit valuation allowance (see note 4 of the financial statements). The tax benefit realized by the disposal of obsolete inventory and the benefit realized from the reduction of the deferred tax benefit valuation allowance, were recognized in the fourth quarter.

     As a result of all of the above, the Company recorded a net profit after taxes for the year ended September 30, 1997 of $985,808 or $0.22 per share on weighted average shares outstanding of 4,455,922, as opposed to net income after taxes of $278,952 or $0.09 per share on weighted average shares outstanding of 3,261,126.

     Over the prior two fiscal years, the Company has experienced certain revenue trends. Since the Company's products are primarily sold through distributors and retailers, the Company has historically recorded stronger sales results during the Company's first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. In addition, the Company's international sales, mostly in the European market, have been 66%, 54% of sales for fiscal 1997 and 1996. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

     To offset the above cycles, the Company is targeting as wide a range of customer types in order to moderate the seasonality of retail sales.

     The Company is currently evaluating the effect of year 2000 issues relating to its computer system. At the present time the Company is not able to evaluate the effect the year 2000 issue will have on its operations.

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

Net sales of the Company's products are summarized as follows:

                        Years Ended September 30,    Increase
                           1996          1995       (Decrease)%
                           ----          ----        -----------
P.C. System Sales      $ 1,421,359    $   792,857         79
WinTV Boards            13,273,741     10,758,312         23
                       -----------     ----------         --
Total Company Sales    $14,695,100    $11,551,169         27
                       ===========    ===========         ==

Unit sales of WinTV boards, the Company's digital video TV board, increased to approximately 62,000 as compared to approximately 41,600 for the prior year, resulting in an increase of 48%. Sales to domestic customers for the year ended September 30, 1996 were 46% of net sales as compared to 30% for the prior year. Sales to international customers, which were primarily in U.S. Dollars, were 54% of net sales for the current year and 70% for fiscal 1995. The increase in domestic sales as a percentage of sales reflects a commitment by the Company to expand its domestic sales base by introducing new products, such as the WinCast/TV board capable of receiving Intercast
(TM) data broadcast by network and cable TV content providers, and the strategic hiring of additional sales and marketing personnel.

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

      Selling, general and administrative expenses declined to 21% of net revenue from 27% of net revenue for the year ended September 30, 1995, resulting in a decrease of $129,206 when compared to the prior year. The decrease in expenses was primarily due to $187,660 charged to operations in fiscal 1995, which represented the excess of fair market value over the selling price pursuant to a sale of shares in July 1995 owned by the principal shareholders of the Company and sold to certain key employees (See note 6g of the accompanying financial statements). Other decreases were lower professional services costs of $92,614 and lower Technical Support costs of $45,480, primarily due to lower warranty repair costs. These decreases were offset partially by higher commissions of $70,445 due to the 27% sales increase over fiscal 1995, increased sales compensation of $57,902 due to the strategic hiring of additional sales personnel, and increased administrative compensation of $59,036 due to contractual increases in executive compensation and the full year effect of a slightly higher staffing levels.

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


Liquidity and Capital Resources-As of September 30, 1997
--------------------------------------------------------

     The Company had a net cash position of $5,602,412, working capital of $8,689,914 and shareholders' equity of $8,966,772 as of September 30, 1997. For the year ended September 30, 1997, the Company's net investment in assets required to support the Company's 74% revenue growth exceeded cash generated as a result of profitable operations resulting in cash decreasing by $956,763. Significant items of cash sources and (uses) are detailed as follows:

  Net income adjusted for non cash items               $  1,018,958
  Investments in current assets                          (3,408,394)
  Operations funded by  current liabilities, net          1,748,848
  Purchase of fixed assets                                 (120,002)
  Purchase of  treasury stock                              (193,953)


     Net cash of ($640,588) used in operating activities was primarily due to cash required to finance accounts receivable and inventory as a result of the growth in sales, offset partially by operations funded by vendor
financing and cash generated by the Company's net income.   The Company also
used $193,953 to purchase treasury stock and $120,002 to procure fixed assets.

     During fiscal 1996, Hauppauge Computer Works, Inc, a wholly owned subsidiary of Hauppauge Digital, Inc., entered into a Credit Agreement with the MTB Bank. The Credit Agreement provides for, among other things, a two year asset based line of credit, whereby the Company may borrow up to $1,100,000, which increased during fiscal 1997 to $1,600,000. As of September 30, 1997, the Company had not utilized this loan facility. This line of credit expires February, 1998. The Company is presently exploring a replacement for this Credit Agreement at more favorable terms.

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. At September 30, 1997, the Company had repurchased 59,200 shares for $193,953, at an average price of $3.38. The repurchased shares will be used by the Company for certain employee benefit programs.

     The Company believes that its current cash position, internally generated cash flow and its loan facility will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months.

Inflation

     While inflation has not had a material effect on the Company's operations in the past, there can be no assurance that the Company will be able to continue to offset the effects of inflation on the costs of its products or services through price increases to its customers without experiencing a reduction in the demand for its products; or that inflation will not have an overall effect on the computer equipment market that would have a material effect on the Company.

Implementation of New Accounting Standards

a.  Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of the statement is not expected to have a material effect on the consolidated financial statements.

b.  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with that same prominence as other financial statements.

     SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and required comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard will have on future financial disclosures. Results of operations and financial position, however, will be unaffected by the implementation of this standard.

c.  Reporting Segments of an Enterprise

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.


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


Item 7.  Financial Statements
         --------------------
     See Consolidated Financial Statements annexed hereto.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
        -----------------------------------

     Not Applicable

                                 PART III
                                 ---------
     Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management), and Item 12 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of September 30, 1997 and are incorporated herein by reference.

                                  PART IV
                                  -------
Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------
     (a)  Exhibits.

     The following exhibits are incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-85426) as amended, effective January 10, 1995.

     (1.1)     Form of Underwriting Agreement with Lew Lieberbaum & Co., Inc.
     (3.1)    Certificate of Incorporation, as amended to date
     (3.2)    By-laws
     (4.1)    Form of Common Stock Certificate
     (4.5)    1994 Incentive Stock Option Plan
     (10.3)    Lease dated February 7, 1990 between Laddok Realty Company and
              Hauppauge Computer Works, Inc.
     (10.8)   Long Island Development Corporation ("LIDC") Mortgage Loan
              Agreements
     (10.9)   The Company's Guaranty of LIDC Loan Agreements
     (10.10)  Shawmut Mortgage Loan Agreements
     (10.11)   The Company's Guaranty of the Shawmut Mortgage Loan Agreements
     (10.12)  Master Purchase Agreement between Reuters Ltd. and Hauppauge
              Computer Works Inc.
     (10.13)  Credit Agreement between MTB Bank and Hauppauge Computer
              Works, Inc. dated March 28, 1996
     (22)     Subsidiaries of the Company

     The following exhibits are incorporated by reference to the Company's Form 10-KSB for September 30, 1996:

     (10.3.1) Modification made February 1, 1996 to Lease dated February 7, 1990 between Laddok Realty Company and Hauppauge Computer Works, Inc.

     The following exhibits are annexed hereto:

     (3.2.1)   Article X to the By-Laws.
     (23)      Consent of Independent Certified Public Accountants
     (27)      Financial Data Schedule.

     (b)  Reports on Form 8-K

         The following reports on Form 8-K have been filed since June 30, 1997:

          None.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly endorsed.

                         HAUPPAUGE DIGITAL INC.


                         By: /s/ KENNETH PLOTKIN        Date: 12/17/97
                            ------------------------          -----------
                                KENNETH PLOTKIN
                         Chief Executive Officer, Vice-
                         President, and Secretary


                         By:/s/ GERALD TUCCIARONE       Date: 12/17/97
                            -------------------------         -----------
                                GERALD TUCCIARONE
                         Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.


                         By:/s/ KENNETH R. AUPPERLE     Date: 12/17/97
                            --------------------------        -----------
                                KENNETH R. AUPPERLE
                                Director


                         By:/s/ KENNETH PLOTKIN         Date: 12/17/97
                            --------------------------        -----------
                                KENNETH PLOTKIN
                                Director



                         By:/s/ LEONARD A. NEUHAUS      Date: 12/17/97
                            --------------------------        -----------
                                LEONARD A. NEUHAUS
                                Director


                         By:/s/ BERNARD HERMAN          Date: 12/17/97
                            --------------------------        -----------
                                BERNARD HERMAN
                                Director

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            Page(s)

Report of Independent Certified Public Accountants          F-2

Consolidated Balance Sheets as of September 30,
     1997 and 1996                                          F-3

Consolidated Statements of Operations for the
     years ended September 30, 1997 and 1996                F-4

Consolidated Statements of Shareholders' Equity
     for the years ended September 30, 1997 and 1996        F-5

Consolidated Statements of Cash Flows for the years
     ended September 30, 1997 and 1996                      F-6

Notes to Consolidated Financial Statements                  F-7 - F-17

Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York


We have audited the consolidated balance sheets of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital, Inc. and Subsidiaries at September 30, 1997 and 1996 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP
----------------------------
   BDO Seidman, LLP

Mitchel Field, New York
December 12, 1997

                   HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

          ASSETS
                                        September 30,
                                   -----------------------------
                                       1997             1996
                                   ------------      -----------
CURRENT ASSETS:
 Cash and Cash Equivalents
   (Note 1) . . . . . . . . . .     $5,602,412       $6,559,175
 Accounts receivable, net
   of allowance for doubtful
   accounts of $100,000 and
   $75,000 . . . .. . . . . . .      3,194,128        1,835,882
 Inventories (Notes 1 and 2). .      4,844,366        3,138,961
 Prepaid expenses and other
   current assets (Note 4). . .        553,540          191,161
                                    ----------       ----------
     Total Current Assets . . .     14,194,446       11,725,179


 Property, plant and equipment
   at-cost(Notes 1 and 3) . . .        494,220          374,218
 Less: Accumulated depreciation
   and amortization . . . . . .        276,832          228,678
                                   -----------      -----------
                                       217,388          145,540
                                   -----------      -----------
 Security Deposits and Other
      Non-current assets                59,470           59,881
                                   -----------      -----------
                                   $14,471,304      $11,930,600
                                   ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable. . . . . . .       4,403,787        2,818,832
 Accrued expenses. . . . . . .       1,100,745          936,851
                                   -----------        ---------
     Total Current Liabilities       5,504,532        3,755,683
                                    ----------        ---------

COMMITMENTS AND CONTINGENCIES (Notes 5,8 and 9)

 SHAREHOLDERS' EQUITY (Notes 5 and 6)
   Common Stock $.01 par value;
   10,000,000 shares authorized
   4,465,302 issued and outstanding
   as of September 30, 1997 and
   1996 . . . . . . . . . . . .         44,653           44,653

   Additional paid-in
   capital . . . . . . . . . .      10,344,844       10,344,844
   Accumulated deficit . . . .      (1,228,772)      (2,214,580)
   Treasury Stock, at cost,
   59,200 shares . . . . . . .        (193,953)               -
                                   ===========       ===========
                                     8,966,772        8,174,917
                                   -----------       ----------
                                   $14,471,304      $11,930,600
                                   ===========       ==========

         See accompanying notes to consolidated financial statements

                   HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Years ended September 30,
                                       1997             1996
                                   ----------        -----------

NET SALES (Notes 1 and 7). . .     $25,613,252       $14,695,100

COST OF SALES (Note 2) . . . .      19,962,035        11,014,460
                                   -----------      -----------
   Gross Profit  . . . . . . .       5,651,217         3,680,640

SELLING, GENERAL & ADMINISTRATIVE
   EXPENSES(Note 8). . . . . .       4,283,330         3,021,814
RESEARCH & DEVELOPMENT
   EXPENSES  . . . . . . . . .         560,367           448,312
                                   -----------      ------------
   Income from operations              807,520           210,514

OTHER INCOME (EXPENSE):
   Interest income . . . . . .         243,235            81,633
   Other, net .  . . . . . . .          (8,944)           16,805
                                   -----------       -----------
   Income before
     income tax provision  . .       1,041,811           308,952

INCOME TAX PROVISION
   (Notes 1 and 4) . . . . . .          56,003            30,000
                                   -----------       -----------
Net income . . . . . . . . . .       $ 985,808        $  278,952
                                   ===========       ===========

Net income per share. . . . . .          $0.22             $0.09
                                   ===========       ===========
Weighted average shares
   outstanding (Note 1)  . . .     $ 4,455,922       $ 3,261,126
                                   ===========       ===========


         See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEAR ENDED SEPTEMBER 30, 1997 AND 1996

                             Common Stock
                             -----------------      Additional
                             Number of              Paid in
                             Shares      Amount     Capital
                             ----------  ------     --------

BALANCE AT OCTOBER
 1, 1995                     2,756,183   $27,562    $4,141,343

  Net income for the
   year ended
   September 30,
   1996                              -        -             -

  Issuance of
   shares pursuant
   to the exercise
   of Underwriter's
   Unit Purchase
   Options (Note
   6a)                         133,333     1,333       542,446

  Issuance of
   shares pursuant
   to the redemption
   and exercise of
   Class A Warrants
   - net (Note
   6b)                       1,575,786    15,758     5,661,055
                             ---------    ------     ---------
BALANCE AT
  SEPTEMBER 30,
  1996                       4,465,302   $44,653   $10,344,844
                             ---------  --------    ----------

  Net income for
   the year ended
   September 30,
   1997                              -         -             -


  Purchase of
   treasury stock
   (Note 6c)                         -         -             -
                              ---------  --------    ----------

BALANCE AT
  SEPTEMBER 30,
  1997                       4,465,302   $44,653   $10,344,844
                             =========   =======   ===========



                             Retained
                             Earnings
                             (Accumulated   Treasury
                             Deficit)       Stock       Total
                             ----------     ------     --------

BALANCE AT OCTOBER
 1, 1995                   ($2,493,532)           -    $1,675,373

  Net income for the
   year ended
   September 30,
   1996                        278,952            -       278,952

  Issuance of
   shares pursuant
   to the exercise
   of Underwriter's
   Unit Purchase
   Options (Note
   6a)                               -             -      543,779

  Issuance of
   shares pursuant
   to the redemption
   and exercise of
   Class A Warrants
   - net (Note
   6b)                               -             -    5,676,813
                             ---------        ------    ---------
BALANCE AT
  SEPTEMBER 30,
  1996                      ($2,214,580)           -   $8,174,917
                              ---------     --------   ----------

  Net income for
   the year ended
   September 30,
   1997                         985,808            -      985,808



  Purchase of
   treasury stock
   (Note 6c)                         -      (193,953)    (193,953)
                              ---------     --------    ----------

BALANCE AT
  SEPTEMBER 30,
  1997                     ($1,228,772)    $(193,953)  $8,966,772
                             =========       =======   ===========




      See accompanying notes to consolidated financial statements




                 HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years ended September 30,
                                                  1997           1996
                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $ 985,808      $  278,952
                                                   -------       ---------
Adjustments to reconcile net income to
net cash used in operating activities:
  Depreciation and amortization                     50,783          38,119
  Provision for uncollectible accounts
  receivable                                        24,367          16,141
  Provision for system board obsolescence           52,000          38,000
  Deferred tax benefit                             (94,000)              -

  Changes in current assets and liabilities:
    Accounts receivable                         (1,382,610)       (705,155)
    Inventories                                 (1,757,405)       (988,980)
    Prepaid expenses and other current assets     (268,379)          1,528
    Accounts payable                             1,584,954         173,564
    Accrued expenses                               163,894         311,677
                                                   -------        --------
                                                (1,626,396)     (1,115,106)
                                                 ----------       --------
     Net cash used in operating activities        (640,588)       (836,154)
                                                    -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment      (120,002)       (39,775)
  Security deposits                                 (2,220)          (428)
                                                    --------        ------
     Net cash used in investing activities        (122,222)       (40,203)
                                                   -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                         (193,953)            -
Net proceeds from exercise of Underwriters
  Purchase Options                                        -        543,779
Net proceeds from redemption and exercise of
  Class A Warrants                                        -      5,676,813
                                                   ---------     ---------
     Net cash (used in)provided by
       financing activities                        (193,953)     6,220,592
                                                    --------     ---------
     Net (decrease)increase in cash and
       cash equivalents                            (956,763)     5,344,235
CASH AND CASH EQUIVALENTS, beginning of period    6,559,175      1,214,940
                                                   --------      ---------
CASH AND CASH EQUIVALENTS, end of period         $5,602,412     $6,559,175
                                                   ========      =========
SUPPLEMENTAL DISCLOSURES:
  Income taxes paid                                 $66,895        $15,151
                                                    ========       =======

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

Nature of Business

     The Company is primarily engaged in the design, manufacture and selling of WinTV digital video computer boards and video conferencing boards. WinTV boards convert moving video images from cable TV, video cameras or a VCR to a digital format which is displayed in a sizable window on a PC monitor.
These video images can be viewed simultaneously with normal PC operations such as word processing programs and spreadsheet applications. The WinTV board is marketed worldwide through retailers, distributors, original equipment manufacturers and manufacturers' representatives. Net sales to international and domestic customers were approximately 66% and 34%, respectively, of total sales for the year ended September 30, 1997, and 54% and 46%, respectively, for the year ended September 30, 1996. Substantially all of the Company's assets are located in the United States.

Net sales to international customers consist of:

                                  Years ended September 30,
 Sales to:                         1997               1996
----------                         ----               ----
United Kingdom                     20%                 16%
Germany                            28%                 17%
The Netherlands                     5%                  7%
Other countries                    13%                 14%
                                   ---                 ---
                                   66%                 54%
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




                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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



                   HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Transactions

     The Company sells products and services to foreign customers. Revenues and expenses are recorded in U.S. dollars at the current exchange rate at the time of the transaction. Gains and losses due to the changes in exchange rate are recorded in the Statement of Operations. The effect of these transactions has been immaterial.

Financial Instruments

     The Company uses forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. Gains and losses on these positions are deferred and included in the Statement of Operations as part of Other, net, when the transaction is completed.

Net Income per Share

     Net income per share has been computed on the basis of weighted average number of common shares outstanding for each period presented. Included in the computation of weighted average shares for fiscal 1997 are 28,482 options considered common stock equivalents pursuant to the treasury stock method.
During fiscal 1996, 1,575,786 and 133,333 shares were issued through the exercise of the Company's Class A Warrants and the exercise of the Underwriter's Purchase Unit Options. (See Note 6-a,b). In 1996, all of the
Company's Class A Warrants were either exercised or redeemed.  During fiscal
1997, the  Company repurchased 59,200 shares for treasury purposes (see Note
6c).

Fair Value of Financial Instruments

     The carrying amounts of certain financial instruments, including cash, accounts receivable and accounts payable, approximate fair value as of September 30, 1997 because of the relatively short term maturity of these instruments.

Stock Based Compensation

     The Company accounts for its stock option awards under the intrinsic value based method of accounting as prescribed by APB Opinion Number 25
"Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company discloses the pro forma impact on net income and earnings per share as if the fair value based method had been applied as required by SFAS No. 123, "Accounting for Stock Based
Compensation" (see Note 6d).

Prospective Accounting Changes

a.  Earnings Per Share

     In February 1997, The Accounting Standards Board issued Statement of
Financial Accounting Standards Number 128, "Earnings Per Share" ("SFAS Number
128"). SFAS 128 is effective for fiscal years beginning after December 15, 1997. The goal of the Statement was to simplify and harmonize the United
States EPS reporting requirements with the international reporting community.
Among the changes will be primary and fully diluted EPS replaced by Basic and Diluted EPS, elimination of reporting of common stock equivalent for Basic
EPS presentation, use of only the average market price when computing the effect of stock options using the treasury stock method and elimination of the 3% dilution threshold. The impact of adopting SFAS Number 128 is not expected to be material.



                   HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prospective Accounting Changes-continued

b.  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No.
130, "Reporting Comprehensive Income" ("SFAS No. 130"), which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with that same prominence as other financial statements.

     SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The impact of implementing SFAS 130 is not expected to be material.

c.  Reporting for Segments of an Enterprise

     In June 1997 the Financial Accounting Standards Board issued SFAS No.
131, "Disclosures about Segments of an Enterprise and Related Information"
("SFAS No. 131"), which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

2.  INVENTORIES

     Inventories consist of the following:
                                            September 30,
                                          1997          1996
                                          ----          ----
     Component Parts                  $ 1,545,790     $   849,324
     Work in Process                    2,181,249       1,861,391
     Finished Goods                     1,117,327         428,246
                                        ---------       ---------
                                       $4,844,366     $ 3,138,961
                                       ==========      ==========

     The Company continually reviews the inventory for potential obsolescence. Reserves of approximately $52,000 and $38,000 for the years ended September 30, 1997 and 1996, respectively, were included in the cost of sales.


             HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENT


3.  PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment:

                                                    September 30,
                                                  1997          1996
                                                  ----          ----
     Office Equipment and Machinery             $ 465,947      $348,562
     Leasehold Improvements                        28,273        25,656
                                                  -------       -------
                                                  494,220       374,218
     Less: Accumulated depreciation               276,832       228,678
                                                  -------       -------
                      Total                      $217,388      $145,540
                                                 ========      ========


4.  INCOME TAXES

     The income tax provision consists of the following:

                                            Years ended September 30,
                                            1997                1996
                                            ----                ----
Current tax expense
  Federal income taxes                     $  120,284        $      -
  State income taxes                           29,719          30,000
                                              -------          ------
                                           $  150,003        $ 30,000
                                              -------          -------

Deferred tax benefit                          (94,000)              -
                                              -------          -------
Total Provision                              $ 56,003        $ 30,000


Components of deferred taxes are as follows:

                                            Years ended September 30,
                                             1997            1996
                                             ----            ----
Deferred tax assets:
 Net operating loss carry forwards       $  229,823       $  394,636
 Inventory obsolescence reserve              40,812          170,850
 Warranty reserve                            24,650           23,800
 Allowance for doubtful accounts             30,248           22,216
 Deferred rent payments                      37,250           37,250
 Capitalized inventory costs                 72,800           40,568
 Sales returns reserve                       53,618               -
 Other reserves                              24,597           12,886
                                             ------           ------
Total deferred tax assets                   513,798          702,206
  Valuation allowance                      (419,798)        (702,206)
                                            --------         -------
Net deferred tax assets (included
 Prepaid expenses and other current
 assets                                   $  94,000       $       -
                                           ==========      =========


In prior years, due to new products, the relative volatility of the industry the Company operates in and the limited track record of profitability, the Company had recorded a full valuation allowance against the deferred tax assets. In recognition of market acceptance of the Company's product as evidenced by the expansion of sales, along with two consecutive years of profitability, the Company has reduced the valuation allowance by $282,408, primarily in the fourth quarter. which results in the recognition of $94,000 in net operating loss carry forwards anticipated to be utilized in fiscal
1998.



             HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENT


Income Taxes-continued

     The change in the valuation allowance is as follows:

                                               Years ended September 30,
                                                 1997              1996
                                                 ----              ----
Balance at the beginning of the year          $ 702,206       $ 807,250
Reduction in the carrying value of
  deferred tax assets (see above)              (188,408)       (105,044)
Anticipated utilization of net operating
  loss operating carryforward                   (94,000)              -
                                                -------         -------
Balance at the end of the year                 $419,798        $702,206
                                               ========         =======

     As of September 30, 1997, the Company had net operating losses, (which expire in the years through 2010), of $675,951 available to offset future taxable income. Due to the change in control which resulted from the Company's January 10, 1995 initial public offering of stock, all of the remaining unused net operating losses are subject to limitations per Internal
Revenue code section 382. The Company's carry forward utilization of these restricted net operating losses is limited to $275,386 per year. In 1997, the Company utilized $275,386 of restricted net operating losses and $147,361 of unrestricted net operating losses to offset 1997 taxable income. As of September 30, 1997, all of the non restricted net operating loss carry forwards have been utilized.

     The difference between the actual income tax provision and the tax provision computed by applying the Federal statutory income tax rate to the income before income tax is attributable to the following:

                                         Years ended September 30,
                                          1997               1996
                                          ----               ----
     Income tax at 34%                  $ 354,816       $  105,044
     Reduction in deferred income tax
       valuation allowance (see above)   (282,408)        (105,044)
     Income taxed at lower than
        statutory rates                   (36,020)               -
     State income taxes, net of federal
        benefit                            19,615           30,000
                                           ------           ------

                                        $  56,003       $   30,000
                                          =======           ======

During the fourth quarter, the Company disposed of previously reserved obsolete inventory and established a deferred tax asset for the future utilization of net operating losses of $158,693 and $94,000 respectively.




                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  LINE OF CREDIT

     On March 28, 1996, Hauppauge Computer Works, Inc, a wholly owned subsidiary of Hauppauge Digital, Inc., entered into a Credit Agreement with the MTB Bank. The Credit Agreement provides for, among other things, a two year asset based line of credit, whereby the Company may borrow up to $1,100,000, which was increased to $1,600,000 upon receipt of the Company's audited September 30, 1996 consolidated financial statements. Advances shall be made on a revolving basis based on 70% of eligible domestic and foreign receivables not older than 90 days. The Agreement provides that foreign receivables must be credit insured, except for one customer, which the MTB
Bank has verbally agreed to exclude from the credit insurance provision.
Based on the Company's September 30, 1996 financial performance, the advance rate for eligible credit insured foreign receivables increased to 80%. An interest rate of 2 1/2 % above MTB's prime commercial lending rate on a floating basis will be charged on all advances. Borrowings against the credit line are secured by the assets of the Company. In addition, the Company, HCW
Distributing Corp., Hauppauge Computer Works GmbH, Hauppauge Computer Works
Ltd., and two of the Company's principal shareholders, have guaranteed the obligations of Hauppauge Computer Works, Inc. The guarantees of the two principal shareholders are each limited to of 20% of the borrowings outstanding with a cap of $150,000 each and a minimum of $50,000. The loan requires the Company to maintain a consolidated net worth of $1,750,000 until September 30, 1996 and $2,000,000 thereafter. The Company is prohibited from paying cash dividends during the term of the Credit Agreement. As of September, 30, 1997, the Company has not utilized this loan facility.

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

On May 7, 1996, in light of the market conditions that existed at the time, the Company allowed the Underwriter to exercise 67,000 Purchase Options at
3.75 per share (the market price of the shares at the date of reduction in exercise price was $3.38), which they exercised on May 24, 1996. On June 7, 1996, the remaining 66,333 Purchase Options were exercised by the Underwriter for $4.41. The net proceeds of $543,779 will be used for working capital and general corporate purposes.

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





                 HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


b.  Exercise and Redemption Class A Warrants-continued

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

c.  Treasury Stock

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own Common Stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of September 30, 1997, the Company had repurchased 59,200 for $193,953, at an average price of $3.28.

 d. Stock Compensation Plans

     In August 1994, the Company adopted an Incentive Stock Option Plan
("ISO"), as defined in section 422(A) of the Internal Revenue Code. Pursuant to the ISO, 200,000 options may be granted for up to ten years with exercise prices during the first two years subsequent to the IPO being the greater of the IPO offering price per unit ($3.15) or the fair market value of the common stock at the date of the grant. After the initial two year period, the option price shall be no less than the fair market value of the stock on the date the options are granted. As of September 30, 1997, 145,900 options were outstanding, ranging in prices from $2.69 to $3.75.

     On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company's stockholders on March 5, 1996. The Non-
Qualified Plan authorizes the grant of 250,000 shares. The plan terminates on March 5, 2006. This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code. There are various tax benefits which could accrue to the Company upon exercise of non qualified stock options that may not be available to the Company upon exercise of qualified incentive stock options. The purpose of the plan is to provide the Company greater flexibility in rewarding key employees, consultants, and other entities without burdening the Company's cash resources. As of September 30, 1997, 40,000 options ranging inn prices from $2.69 to $3.00 have been granted under the 1996 Non-Qualified Plan.

     On September 30, 1997, in connection with employment contracts the Company has with the Chief Executive Officer and President (see Note 9b),
60,000 non-qualified stock options became exercisable due to Company attaining certain specified pre tax income levels. Such options are currently exercisable at the IPO price of $3.15 per share.




                   HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d.Stock Compensation Plans-continued

     The Company accounts for its stock option awards under the intrinsic value based method, as prescribed by APB Opinion 25, "Accounting for Stock
Issued to Employees" and related interpretations. Under APB 25, because the exercise price of the employees stock options equals the market price of the underlying stock at the date of the grant, no compensation is cost is recognized.

     FASB Statement 123, "Accounting for Stock Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: risk free interest rates of 5.92% for both years, volatility factor of the expected market price of the Company's stock 35% for both years, and expected lives of either 5 or ten years. The weighted average fair value of options granted in 1997 and 1996 were $1.15 to $1.75 and $1.58 to $1.77, respectively.

     Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                    Years Ended September 30,
                                    1997                1996
                                    ----                ----
Net income:
      As reported                $ 985,808            $ 278,952
      Pro forma                    843,123              266,348

Net income, per share:
       As reported                   $0.22                $0.09
       Pro forma                      0.19                 0.08

A summary of the status of the Company's fixed option plans as of September
30, 1997 and 1996 changes during the years ending those dates is presented below:


                                           Weighted               Weighted
                                           Average                Average
                                           Exercise      Non      Exercise
                                 ISO       Price      Qualified   Price

Outstanding at the beginning
    of year                    $  -        $    -    $   -        $  -
Granted                         87,000       3.68     30,000       3.00
Exercised                          -                     -
Forfeited                          -                     -
                               -------     ------    -------        ------
Balance at September 30,
    1996                        87,000         3.68    30,000       3.00

Granted                         91,100         2.78    70,000       3.08
Exercised                          -                     -
Forfeited                      (20,600)        3.70      -
                               --------        -----    -----       ------
Balance at September 30,
    1997                       157,500       $ 2.95    100,000     $3.06
                               ========                =======

Options exercisable at
    year end                     19,066      $ 3.54     73,000     $3.08







                  HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d.  Stock Compensation Plans-continued

The following table summarizes information about stock options outstanding at September 30, 1997:

              Options Outstanding                 Options Exercisable
              -------------------                 -------------------
Range of           Weighted Average  Weighted                      Weighted
Exercise  Number     Remaining        Average        Number        Average
Prices  Outstanding Contractual Life Exercise Price Exercisable    Exercise
------  ----------- ---------------- --------------  ----------    --------
$ 2.69    73,900      4.7 years      $  2.69            -             -
  2.69    10,000      5.0               2.69        10,000         $ 2.69
  3.00    30,000     10.0               3.00         3,000           3.00
  3.15    60,000      7.3               3.15        60,000           3.15
  3.15    10,000      9.8               3.15         6,666           3.15
  2.93     1,600      5.0               2.93            -            2.93
  3.37     5,000      5.0               3.37            -            3.37
  3.50     5,000      5.0               3.50            -            3.50
  3.75    62,000      4.3               3.75        12,400           3.75
          ------                                    ------
         257,500                                    92,066
         =======                                    ======


7.  SIGNIFICANT CUSTOMER INFORMATION

     For the years ended September 30, 1997 and 1996, the Company had only two customers in fiscal 1997 and one customer in fiscal 1996 who accounted for more than 10% of total consolidated sales. Customer A accounted for 12% and 11% of sales for fiscal 1997 and 1996. Customer B accounted for 11 % of sales for fiscal 1997. Accounts receivable for Customer A was $361,510 and $105,628 as of September 30, 1997 and 1996, respectively. Accounts receivable for Customer B was $255,897 as of September 30, 1997.

8.  RELATED PARTY TRANSACTIONS

     The Company, rents its principal office and warehouse space in Hauppauge, New York from a real estate partnership owned by the two principal shareholders of the Company. The lease term expires on January 31, 2006 and includes an option to extend for three additional years. The lease provides for rent increases of 5% per year. On December 17, 1997 in connection with a renegotiation of the lease term, the Company granted 60,000 options to a real estate partnership owned by the principal shareholders at an exercise price of $3.81 per share. The market price of the option equaled the exercise price at the date of the grant. The effect of imputing the fair value of the options granted is immaterial.

     The indebtedness incurred by the two principal shareholders to purchase the building is also guaranteed by the Company and totaled $1,147,989 at September 30, 1997.



                  HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party transactions-continued

     Annual lease payments are as follows:

     Year ended September 30,
     ------------------------
               1998                         338,056
               1999                         354,959
               2000                         372,706
               2001                         391,342
               2002                         410,909
               Thereafter                 1,521,277
                                          ---------
                                         $3,389,249
                                          =========

     Rent expense totaled approximately $373,704 and $367,290 for the years ended September 30, 1997 and 1996, respectively. The Company pays the real estate taxes and is responsible for normal building maintenance.

9.  COMMITMENT AND CONTINGENCIES

a.  Litigation

     In the normal course of business, the Company is a party to various claims and/or litigation. Management and the Company's legal counsel believe that the settlement of all such claims and or/litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

b.  Employment Contracts

     On January 10, 1995, the effective date of the IPO, the Company's president and chief executive officer entered into a three year employment agreement with the Company. The agreements each provide for an annual salary of $60,000 during the first year, $80,000 during the second year and $100,000 during the third year. The agreements also provide for a reasonable auto allowance, term life insurance, medical insurance and certain other benefits as is standard for employees of the Company. In addition, the president and chief executive officer were granted an option to purchase 150,000 shares of the Company's common stock. Such options are exercisable ten years from the date of grant (January 10, 1995) at $3.15 per share, (which was the IPO price), or earlier at a rate of 20% per year if the Company attains certain specified pre tax income levels.

c. Forward Exchange Contracts

     During the fourth fiscal quarter of 1997, the Company, in an effort to manage the volatility of the German Mark, sold German Marks in a series of window contracts based on future estimated revenue. The amount of window contracts open as of September 30, 1997 was 5,650,000 German Marks ranging in prices from 1.84 to 1.73 German Marks to the dollar. Based on the German
Mark price of 1.76 DM to a dollar at September 30, 1997, the Company had net deferred losses of approximately $100,000. The Company will continue this strategy of hedging projected future Deutchmark revenues in an effort to control the impact of foreign currency fluctuations.








                                  F-17

