Form 10QSB
period 1997-12-31
HAUPPAUGE DIGITAL INC
filed 1998-02-10
CIK 930803

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C., 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               ------------------

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

As of February 9, 1998, 4,394,102 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares.

Page 1 of 13 pages.

                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                ----------------------------------------

                                 INDEX
                                 -----


                                                          Page No.
                                                          --------
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements
----------------------------



     Condensed Consolidated Balance Sheets-
          December 31, 1997 and September 30, 1997            3

     Condensed Consolidated Statements of Operations-
          Three Months ended December 31, 1997 and 1996       4

     Condensed Consolidated Statements of Cash Flows-
          Three Months ended December 31, 1997 and 1996       5

     Notes to Condensed Consolidated Financial Statements   6-7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               8-11


PART II.  OTHER INFORMATION
---------------------------

Item 5.   Other Information                                  12

Item 6.  Exhibits and Reports on Form 8-K                    12

SIGNATURES                                                   13
----------

                  HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                         ASSETS
                                       As of           As of
                                   December 31,    September 30,
                                        1997            1997
                                   ------------     -----------
CURRENT ASSETS:
 Cash and cash equivalents         $ 6,504,921       $5,602,412
 Accounts receivable, net
   of allowance for doubtful
   accounts                          3,375,976        3,194,128
 Inventories (Note 2)                4,962,687        4,844,366
 Prepaid expenses and other
   current assets                      469,716          553,540
                                    ----------       ----------
     Total Current Assets           15,313,300       14,194,446
                                    ----------       ----------

 Property, plant and equipment
   at-cost                             597,567          494,220
 Less: Accumulated depreciation
   and amortization                    291,212          276,832
                                   -----------      -----------
                                       306,355          217,388
                                   -----------      -----------
 Security Deposits and other
      noncurrent assets                 58,812           59,470
                                   -----------      -----------
                                   $15,678,467      $14,471,304
                                   ===========      ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                    4,523,298        4,403,787
 Accrued expenses                    1,710,262        1,100,745
                                   -----------        ---------
     Total Current Liabilities       6,233,560        5,504,532
                                   -----------        ---------

 SHAREHOLDERS' EQUITY
   Common Stock $.01 par value;
    10,000 shares authorized
    4,472,302 and 4,465,302 issued as
    of December 31, 1997 and
    September 30, 1997                  44,723           44,653
   Additional paid-in capital       10,365,724       10,344,844
   Accumulated deficit                (729,693)      (1,228,772)
   Treasury Stock, at cost,
     68,200 shares (Note 5)           (235,847)        (193,953)
                                   ------------      -----------
                                     9,444,907        8,966,772
                                   -----------       ----------
                                   $15,678,467      $14,471,304
                                   ===========       ==========

        See accompanying notes to consolidated financial statements

                 HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three Months Ended December 31,
                                       1997             1996
                                   (Unaudited)      (Unaudited)
                                   ----------        -----------

NET SALES                          $ 9,575,745       $ 6,546,188

COST OF SALES                        7,235,944         4,917,290
                                   -----------      ------------
   Gross Profit                      2,339,801         1,628,898

SELLING, GENERAL & ADMINISTRATIVE
   EXPENSES                          1,521,919         1,003,662
RESEARCH & DEVELOPMENT EXPENSES        174,263           108,749
                                   -----------      ------------
   Income from operations              643,619           516,487

OTHER INCOME (EXPENSE):
   Interest income                      60,546            71,064
   Other, net                           40,729            (6,685)
                                   -----------       -----------
   Income before income
     tax provision                     744,894           580,866

INCOME TAX PROVISION (Note 4)          245,815           130,927
                                   -----------       -----------
   Net Income                         $499,079          $449,939
                                   ===========       ===========

Net income per share-basic
  (Note 3)                               $0.11             $0.10

Net income per share-diluted
  (Note 3)                               $0.11             $0.10
                                   ===========       ===========


     See accompanying notes to consolidated financial statements

                 HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Three Months Ended December 31,
                                                  1997           1996
                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $499,079       $ 449,939
                                                   -------         -------
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation and amortization                     15,037          10,632
  Provision for uncollectible accounts
  receivable                                        10,000           3,000
  Provision for system board obsolescence           50,000          10,000
Changes in current assets and liabilities:
  Accounts receivable                             (191,847)     (1,358,736)
  Inventories                                     (168,321)     (1,850,784)
  Prepaid expenses and other current assets         83,824         (81,854)
  Accounts payable                                 119,511       1,937,560
  Accrued expenses                                 609,517         261,807
                                                ----------       ---------
                                                   527,721      (1,068,375)
                                                -----------      ----------
     Net cash provided by (used in) operating
        activities                               1,026,800        (618,436)
                                                -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment      (103,347)        (19,003)
                                                  ---------      ----------
     Net cash used in investing activities        (103,347)        (19,003)
                                                  ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of Treasury Stock                        (41,894)        (78,914)
                                                  ---------      ----------
 Proceeds from the exercise of stock options        20,950               -
                                                  ---------      ----------
     Net cash used by financing activities         (20,944)        (78,914)
                                                  ---------      ---------
     Net increase (decrease) in cash and
        cash equivalents                           902,509         (716,353)
CASH AND CASH EQUIVALENTS, beginning of period   5,602,412       6,559,175
                                                  ---------      ----------
CASH AND CASH EQUIVALENTS, end of period        $6,504,921      $5,842,822
                                                  =========      ==========
SUPPLEMENTAL DISCLOSURES:
  Income taxes paid                                $29,392          $5,467
                                                  =========      ==========

               See accompanying notes to consolidated financial statements

             HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the quarterly financial results for the period have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 1997 Form 10-KSB.

     The operating results for the three months December 31, 1997 are not necessarily indicative of the results to be expected for the September 30, 1998 year end.

NOTE 2.  INVENTORIES

     Inventories have been valued at the lower of average cost or market. The components of inventory at December 31, 1997 and September 30, 1997 consist of:

                              December 31,        September 30,
                                1997                  1997
                                ----                  ----

     Component Parts       $  1,583,545           $  1,545,790
     Work in Progress         2,234,525              2,181,249
     Finished Goods           1,144,617              1,117,327
                              ---------              ---------
                           $  4,962,687           $  4,844,366
                           ============           ============


NOTE 3.  NET INCOME PER SHARE

        In 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net income per share amounts for the three months ended December 31, 1997 and 1996 have been presented or, as in the case of the prior year's first quarter, restated, to conform to Statement 128 requirements. Conformity to Statement 128 did not have a material affect on the previous year's reported first quarter earnings per share.

                   HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Net income (loss) per share - continued

     Weighted average shares outstanding listed below were used in the basic and diluted per share computation:

                                                Three Months Ended
                                                    December 31,
                                                  1997       1996
                                                  ----       ----

Weighted average shares outstanding-basic       4,406,178   4,456,191
Common  stock equivalents                          89,720      13,448
                                                ---------   ---------
Weighted average outstanding-diluted            4,495,898   4,469,639


On November 8, 1996, the Company approved a stock repurchase program. On December 17, 1997, the buyback plan was extended until December 31, 1998 (See note 5). Shares outstanding for the quarter ended December 31, 1997 reflect a reduction on a weighted average basis for the repurchased shares. Weighted average shares for the prior year's quarter have been restated to reflect the provisions of SFAS Number 128.

NOTE 4.  INCOME TAXES

     Income taxes are based on annualized statutory rates for federal and state income taxes. The provision for income taxes reflects an annualized effective tax rate after deductions for the utilization of restricted carry forwards, adjusted for applicable federal and state alternative minimum tax provisions. The benefits of these operating loss carry forwards had previously been subject to a 100% valuation allowance. However, based on actual fiscal 1997 taxable income and projected fiscal 1998 taxable income, management has reduced the valuation allowance accordingly. The amount of future reductions in the valuation allowance will be predicated on projected results for future years.

NOTE 5.  STOCK REPURCHASE PROGRAM

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The Company will use the repurchased shares for certain employee benefit programs. On December 17, 1997 stock repurchase program was extended by a resolution of the Board of Directors until December 31, 1998. As of December 31, 1997, the Company had repurchased 68,200 shares for $235,847 at an average purchase price of approximately $3.46 per share.

ITEM 2.            Management's Discussion and Analysis of
               Financial Condition and Results of Operations
               ---------------------------------------------

Results of Operations
----------------------
Three Month Period ended December 31, 1997 versus December 31, 1996
-------------------------------------------------------------------

     Net sales for the three months ended December 31, 1997 were $9,575,745 compared to $6,546,188 for the comparable period in the prior fiscal year, resulting in an increase of $3,029,557 or 46%. The increase in sales was primarily due the expansion of the Company's distribution channels in Europe, continued penetration of products at nationwide and regional retailers, plus continued strong sales to direct corporate customers.

     Net sales of the Company's products are summarized as follows:

                           Three Months Ended  December 31,     Increase
                                  1997          1996           (Decrease)%
                                  ----          ----          -----------
System Sales                   $   89,624    $  179,342            (50)
Video & Conferencing Boards     9,486,121     6,366,846             49
                                ---------     ---------             --
Total Company Sales            $9,575,745    $6,546,188             46
                               ==========     =========             ==


Unit sales of digital video and conferencing boards increased to approximately 94,700 as compared to approximately 82,000 for the prior year. Sales to domestic customers for the three month period were 23% of net sales for the current quarter and 38% for the prior year's quarter. Sales to international customers were 77% of net sales for the current quarter and 62% for the comparable quarter of last year.

     Gross profit increased to $2,339,801 from $1,628,898, an increase of $710,903 or 44% over the prior comparable fiscal year period. The gross profit percentage was 24% for both the current quarter and the quarter ended December 31, 1996. For the prior fiscal year ended September 30, 1997, margins finished at 22%. The increase in margins during the current quarter as compared to the prior fiscal year was primarily due to a decrease in duties of approximately 8%, stability obtained from the sale of German Marks pursuant to forward exchange contracts which hedge our German selling prices, and the absorption of manufacturing overhead over a greater number of units. Selling, general and administrative expenses increased $518,257 over the prior year, but as a percentage of revenue remained relatively stable at 16% when compared to 15% for the three months ended December 31, 1996. The increase in expenses was primarily due to increased sales and marketing expenses of $365,453, which is a result of the Company's commitment of increasing its domestic market presence and is mainly for higher personnel costs due to an increased outside sales staff, increased commissions resulting from the 46% sales increase plus higher marketing and promotional costs in support of retail sales; higher technical support costs of

-----------------------------------------------------------

$19,404 for additional staff required to consistently maintain a high level of customer support in light of the Company's expanding customer base; increased freight costs of $47,994 due to the higher volume of shipments, and higher general and administrative costs of $85,406, mainly for contractual wage increases and higher rent, utilities, building costs and communications for the Company's sales office in California, which opened in June 1997.

     Research and development expenses increased $65,514 or approximately 60%. The increase was due to the strategic addition of personnel which is in line with the Company's commitment to expand its engineering research and development resources to continually enhance current products and further develop future product lines.

      The Company had net other income of $101,275 for the December 31, 1997 three month period compared to net other income of $64,379 for the corresponding three months of the preceding fiscal year. The increase in net other income was primarily foreign currency exchange rate gains as a result of favorable foreign rates. Provision for income taxes increased to $245,815 or an effective tax rate of 33% in fiscal 1998 compared to$130,927 or an effective tax rate of 22.5% for fiscal 1997. The increase in the effective tax rate is due to the utilization of all the unrestricted net operating loss carry forwards in fiscal 1997, leaving only restricted net operating loss carry forwards which can be utilized to offset current year taxable income. .

     As a result of all of the above, the Company recorded a net profit after taxes for the three months ended December 31, 1997 of $499,079, which resulted in basic and diluted earnings per share of $0.11 on weighed average basic and diluted shares outstanding of 4,406,178 and 4,495,898, as opposed to a net income after taxes of $449,939, which resulted in basic and diluted earnings per share of $0.10 on weighted average basic and diluted shares of 4,456,191 and 4,469,639 for the corresponding quarter of the prior fiscal year.

     Over the prior two fiscal years, the company has experienced certain revenue trends. Since the Company's products are primarily sold through distributors and retailers, the Company has historically recorded stronger sales results during the Company's first quarter (October to December), which due to the holiday season is a strong quarter for computer equipment sales. In addition, the Company's international sales, mostly into the European market, have been 66% and 54% of sales for fiscal 1997 and 1996 and are 77% for the first quarter ended December 31, 1997. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can potentially be impacted by the reduction of activity in Europe during the July and August summer holiday period.

     To offset the above cycles, the Company is targeting a wide range of customer types in order to moderate the seasonality of the retail sales.

PAGE

Liquidity and Capital Resources
-------------------------------

     The Company had a net cash position of $6,504,921, working capital of $9,079,740 and shareholders' equity of $9,444,907 as of December 31, 1997. The significant items of cash provided by and cash (used ) are detailed below:


Net income(adjusted for non cash items)           $    574,116
Increase in investments of current assets             (276,344)
Increase in current liabilities-net                    729,028
Purchase of Property, Plant & Equipment               (103,347)
Purchase of treasury stock                             (41,894)

     Net cash of $1,026,800 provided by operating activities was primarily due to the cash generated from the company's net income and cash provided by operations funded by vendor financing which was in excess of the cash required to finance accounts receivable and inventory as a result of the growth in sales.

     The Company currently has in place an asset based line of credit. Advances are to be made on a revolving basis based on a formula of eligible domestic and foreign receivables not older than 90 days. As of December 31, 1997, the Company has not utilized this loan facility. The loan facility expires on February 28, 1998. The Company has decided not to renew the existing facility. The Company feels it is in a position to obtain new financing at more competitive rates, and is currently seeking new institutions to replace the expiring loan facility.

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The Company will use the repurchased shares for certain employee benefit programs. On December 17, 1997 stock repurchase program was extended by a resolution of the Board of Directors until December 31, 1998. As of December 31, 1997, the Company had repurchased 68,200 shares for $235,847 at an average purchase price of approximately $3.46 per share.

     The Company believes that its current cash position and its internally generated cash flow will be sufficient to satisfy the Company's anticipated operating needs for a least the ensuing twelve months.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS AND RISK FACTORS
------------------------------------------------------------------

      From time to time, information provided by the company, statements made by its employees or information provided in its Securities and Exchange Commission filings, such as information contained in this Form 10-QSB, including certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may contain forward looking information. The words "Estimate", "Plan", "Intend", "Believes", "Expect" and

-----------------------------------------------------------
similar expressions are intended to identify forward looking statements. Such forward looking statements involve and are subject to known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements of the Company to be materially different from any future results, performance ( financial or operating), or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: rapid changes in technology; lack of funds for future research; competition, proprietary patents and rights of others; loss of major customers; loss of sources of supply for digital video processing chips; non-availability of management; government regulation; currency fluctuations; and the inability of the Company to profitably sell its products. The market price of the Company's common stock may be volatile at times in response to fluctuation in the company's quarterly operating results, changes in analysts' earnings estimates, market conditions in the computer hardware industry, seasonality of the business cycle, as well as general conditions and other factors external to the Company.

PART II.  OTHER INFORMATION
---------------------------

Item 5  Other Information
        -----------------

(a) On December 17, 1997 the Company authorized, at the discretion of its executive officers, the repurchase of up to 300,000 shares of common stock on the open market less the 66,200 shares that had already been purchased at such time, for the period November 8, 1997 to December 31, 1998.

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits
------------
    None

(b) Reports on form 8-K
-----------------------
    None

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HAUPPAUGE DIGITAL, INC.
                           -----------------------
                                    Registrant




Date: February 9, 1998                By /s/Kenneth Plotkin
      ----------------                   ------------------
                                        KENNETH  PLOTKIN
                                        Vice President and
                                        Chief Executive Officer





Date: February 9, 1998                By /s/Gerald Tucciarone
      ----------------                   ---------------------
                                        GERALD TUCCIARONE
                                        Treasurer and Chief
                                        Financial Officer

/DOCUMENT>