Form 10QSB
period 1998-03-31
HAUPPAUGE DIGITAL INC
filed 1998-05-14
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                       FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:       March 31, 1998

                               OR



[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934



For the transition period from _______ to ________



                       Commission file number          1-13550



                       HAUPPAUGE DIGITAL, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS  CHARTER)

  Delaware                                                           11-3227864
( State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                    91 Cabot Court, Hauppauge, New York 11788
                    (Address of principal executive offices)



                                 (516) 434-1600
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes         X             No



As of May 4, 1998, 4,416,202 shares of .01 par value Common Stock of the registrant were outstanding, not including  treasury  shares


Index schedule found on Page No. 15



Page 1 of 16 pages.
                                       -1-

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION



                                                                        Page No.
Item 1.Financial Statements

Condensed Consolidated Balance Sheets-
   March 31, 1998 and September 30, 1997                                   3

Condensed Consolidated Statements of Income-
   Six Months ended March 31, 1998 and 1997                                4

Condensed Consolidated Statements of Income-
  Three Months ended March 31, 1998 and 1997                               5

Condensed Consolidated Statements of Cash Flows-
  Six Months ended March 31, 1998 and 1997                                 6

Notes to Condensed Consolidated Financial Statements                      7-9

Item 2. Management's Discussion and Analysis of  Financial Condition     10-14
           and Results of Operations


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              15

Item 6.  Exhibits and Reports on form 8-K                                 15


SIGNATURES                                                                16

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                        March 31,
                                                                                           1998           September 30,
                                                                                       (Unaudited)             1997
                                                                                     ----------------    ----------------
 CURRENT ASSETS:
     Cash and cash  equivalents                                                            $6,055,666          $5,602,412
     Accounts receivable, net of allowance for doubtful accounts                            2,846,932           3,194,128
     Inventories (Note 2)                                                                   4,368,965           4,844,366
     Prepaid expenses and other current assets                                                475,203             553,540
                                                                                     ----------------    ----------------
                Total current assets                                                       13,746,766          14,194,446

     Property, plant and equipment-at cost                                                    638,614             494,220
     Less: Accumulated depreciation and amortization                                          307,412             276,832
                                                                                     ----------------    ----------------
                                                                                              331,202             217,388
                                                                                     ----------------    ----------------
     Security deposits and other non current assets                                            58,373              59,470
                                                                                     ----------------    ----------------
                                                                                          $14,136,341         $14,471,304
                                                                                     ================    ================



 LIABILITIES AND SHAREHOLDERS' EQUITY :

 CURRENT LIABILITIES:
    Accounts payable                                                                       $2,911,809          $4,403,787
    Accrued expenses                                                                        1,489,565           1,100,745
                                                                                     ----------------    ----------------
              Total current liabilities                                                     4,401,374           5,504,532
                                                                                     ----------------    ----------------


 SHAREHOLDERS' EQUITY
    Common stock $.01 par value; 10,000,000 shares authorized, 4,485,802 and
       4,465,302  issued as of March  31, 1998  and September 30, 1997                         44,858              44,653
respectively
    Additional paid-in capital                                                             10,418,175          10,344,844
    Accumulated deficit                                                                     (429,067)         (1,228,772)
    Treasury Stock, at cost, 81,200 and  59,200 shares  respectively (Note 5)               (298,999)           (193,953)
                                                                                     ----------------    ----------------
                                                                                            9,734,967           8,966,772
                                                                                     ----------------    ----------------
                                                                                          $14,136,341         $14,471,304
                                                                                     ================    ================


 See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                                    Six months           Six months
                                                                                       ended               ended
                                                                                     March 31,            March 31,
                                                                                       1998                  1997
                                                                                   (Unaudited)           (Unaudited)
                                                                                -----------------     ------------------

NET SALES                                                                             $17,401,235            $12,852,113

COST OF SALES                                                                          13,192,004              9,895,261
                                                                                -----------------     ------------------
    Gross Profit                                                                        4,209,231              2,956,852

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            2,849,464              2,014,286
RESEARCH & DEVELOPMENT EXPENSES                                                           348,281                239,399
                                                                                -----------------     ------------------
    Income from operations                                                              1,011,486                703,167

OTHER INCOME (EXPENSE):
  Interest income                                                                         120,395                127,773
  Other, net                                                                               60,639               (11,503)
                                                                                -----------------     ------------------
      Income before income tax provision                                                1,192,520                819,437


INCOME TAX PROVISION (Note 4)                                                             392,815                185,927
                                                                                -----------------     ------------------
      Net income                                                                         $799,705               $633,510
                                                                                -----------------     ------------------

                                                                                -----------------     ------------------
Net income per share-basic (Note 3)                                                         $0.18                  $0.14

Net income per share-diluted (Note 3)                                                       $0.18                  $0.14
                                                                                =================     ==================


   See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                    Three months            Three months
                                                                                       ended                   ended
                                                                                     March 31,                March 31,
                                                                                         1998                  1997

                                                                                    (Unaudited)            (Unaudited)
                                                                               ------------------     -----------------

NET SALES                                                                              $7,825,490            $6,305,925



COST OF SALES                                                                           5,956,060             4,977,971

                                                                               ------------------     -----------------
    Gross Profit                                                                        1,869,430             1,327,954



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            1,327,545             1,010,624

RESEARCH & DEVELOPMENT EXPENSES                                                           174,018               130,650

                                                                               ------------------     -----------------
    Income from operations                                                                367,867               186,680



OTHER INCOME (EXPENSE):

  Interest income                                                                          59,849                56,709

  Other, net                                                                               19,910               (4,818)

                                                                               ------------------     -----------------
      Income before income tax provision                                                  447,626               238,571



INCOME TAX PROVISION (Note 4)                                                             147,000                55,000

                                                                               ------------------     -----------------
      Net income                                                                         $300,626              $183,571

                                                                               ------------------     -----------------



Net income per share-basic (Note 3)                                                        $0.07
                                                                                                                 $0.04


Net income per share-diluted (Note 3)                                                      $0.07
                                                                                                                 $0.04
                                                                                ================      ================





   See accompanying notes to consolidated financial statements


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Six months        Six months
                                                                                              ended             ended
                                                                                             March 31,         March 31,
                                                                                               1998              1997
                                                                                           (Unaudited)       (Unaudited)
                                                                                  ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $799,705              $633,510
                                                                                  ------------------    ------------------
   Adjustments  to  reconcile  net  income  to net cash  provided  by (used  in)
    operating activities:
     Depreciation and amortization                                                            31,674                21,264
     Provision for uncollectible accounts receivable                                          10,000                 5,500
     Provision for system board obsolescence                                                  50,000                20,000
     Compensation paid in stock                                                               29,656                     -
     Changes in curent assets and liabilities:
      Accounts receivable                                                                    337,199                98,264
      Inventories                                                                            425,401           (3,113,262)
      Prepaid expenses and other current assets                                               78,337             (170,262)
      Accounts payable                                                                   (1,491,978)             1,571,459
      Accrued expenses                                                                       388,820               169,696
                                                                                  ------------------    ------------------
                                                                                           (140,891)           (1,397,341)
                                                                                  ------------------    ------------------
        Net cash provided by (used in)  operating activities                                 658,814             (763,831)
                                                                                  ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                             (144,394)              (58,819)
                                                                                  ------------------    ------------------
               Net cash used in investing activities                                       (144,394)              (58,819)
                                                                                  ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                                 (105,046)             (155,879)
Proceeds from the exercise of stock options                                                   43,880                     -
                                                                                  ------------------    ------------------
        Net cash used by financing activities                                               (61,166)             (155,879)
                                                                                  ------------------    ------------------
        Net  increase (decrease) in cash and cash equivalents                                453,254             (978,529)
CASH AND CASH EQUIVALENTS, beginning of period                                             5,602,412             6,559,175
                                                                                  ------------------    ------------------
CASH AND CASH EQUIVALENTS, end of period                                                  $6,055,666            $5,580,646
                                                                                  ==================    ==================
SUPPLEMENTAL DISCLOSURES:

   Income taxes paid                                                                         $36,062               $10,087
                                                                                  ==================    ==================

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

         The operating results for the three months and six months March 31, 1998 are not necessarily indicative of the results to be expected for the September 30, 1998 year end.

NOTE 2.  INVENTORIES

         Inventories have been valued at the lower of average cost or market. The components of inventory at March 31, 1998 and September 30, 1997 consist of:

                                                   March 31,       September 30,
                                                    1998                1997
                                                    ----                ----


     Component    Parts                       $  1,231,460          $  1,545,790
     Work in Progress                              954,794             2,181,249
     Finished Goods                              2,182,711             1,117,327
                                               -----------           -----------
                                              $  4,368,965          $  4,844,366
                                               ===========           ===========

    NOTE 3.  NET INCOME PER SHARE

          In 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net income per share amounts for the three months and six months ended March 31, 1998 and 1997 have been presented or, as in the case of the prior year, restated to conform to Statement 128 requirements. Conformity to Statement 128 did not have a material affect on the previous year's reported second quarter and year to date earnings per share.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Net income (loss) per share - continued

         Weighted average shares outstanding listed below were used in the basic and diluted per share computation:

                                                            Three Months Ended
                                                                March 31,
                                                          1998            1997
                                                          ----            ----


Weighted average shares outstanding-basic              4,400,524      4,435,580
Common stock equivalents                                 148,965          7,521
                                                      ----------      ----------
Weighted average shares outstanding-diluted            4,549,489      4,443,101
                                                      ----------      ---------


                                                           Six Months Ended
                                                               March 31,
                                                         1998             1997
                                                         ----             ----


Weighted average shares outstanding-basic             4,403,382       4,445,999
Common stock equivalents                                115,809           6,880
                                                    -----------      -----------
Weighted average shares outstanding-diluted           4,518,991       4,452,879
                                                    -----------      -----------

On November 8, 1996, the Company approved a stock repurchase program. On December 17, 1997, the buyback plan was extended until December 31, 1998 (See note 5). Shares outstanding for the quarter and six months ended March 31, 1998 reflect a reduction on a weighted average basis for the repurchased shares. Weighted average shares for the quarter and six months ended March 31, 1997 have been restated to reflect the provisions of SFAS Number 128.

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

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5.  STOCK REPURCHASE PROGRAM

         On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The Company will use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of the Board of Directors until December 31, 1998. Through March 31, 1998, the Company had repurchased 81,200 shares for $298,999 at an average purchase price of approximately $3.68 per share.

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations

Six Month Period ended March  31, 1998 versus March  31, 1997
-------------------------------------------------------------

         Net sales for the six months ended March 31, 1998 were $17,401,235 compared to $12,852,113 for the comparable period in the prior fiscal year, resulting in an increase of $4,549,122 or 35%. The increase in sales was primarily due the expansion of the Company's domestic distribution and retail channels, continued sales growth in Europe, plus strong sales to direct corporate customers.

         Net sales of the Company's products are summarized as follows:

                                                     Six Months Ended March 31,           Increase
                                                   1998                     1997         (Decrease)%
                                                  -----                     ----        -----------

                                                                      $
System Sales                                       196,426            $     259,323        (24)
Video & Conferencing Boards                     17,204,809               12,592,790         37
                                                 ----------               ----------       ---
Total Company Sales                         $   17,401,235            $  12,852,113         35
                                                ===========              ===========       ===

Unit sales of digital video and conferencing boards increased to approximately 169,000 as compared to approximately 154,000 for the prior year. Sales to domestic customers for the six month period were 26% of net sales for the current fiscal year and 35% for the prior year. Sales to international customers were 74% of net sales for the current year and 65% for the comparable six month period of last year.

         Gross profit increased to $4,209,231 from $2,856,852, an increase of $1,252,379 or 42% over the comparable prior fiscal year period. The gross profit percentage was 24% for the current six month period ended March 31, 1998 compared to 23% for the prior fiscal year. For the prior fiscal year ended September 30, 1997, margins finished at 22%. The increase in margins during the current fiscal year was primarily due to a program of hedging foreign sales, primarily for German Marks and British Sterling, started in August 1997 which has stabilized the effect of foreign currency fluctuations, lower custom duties and the absorption of manufacturing overhead over a greater number of units.

          Selling, general and administrative expenses increased $835,178 over the prior year, but as a percentage of revenue remained relatively stable at approximately 16% for the six month periods ended March 31, 1998 and 1997. The increase in expenses was primarily due to increased sales and marketing expenses of $687,046, which is a result of the Company's commitment to

Item 2.     Management's Discussion and Analysis -Continued

 increasing its domestic market presence and is mainly for higher personnel costs due to an increased outside sales staff, increased commissions resulting from the 35% sales increase plus higher marketing and promotional costs in support of increased distribution and retail locations; higher technical support costs of $25,936 for additional staff required to consistently maintain a high level of customer support in light of the Company's expanding customer base and higher general and administrative costs of $130,761, mainly for contractual wage increases, higher rent, utilities and building costs for the Company's sales office in California, which opened in June 1997 and higher communication costs due to increased voice and internet usage.

         Research and development expenses increased $108,882 or approximately 45%. The increase was due to the strategic addition of personnel which is in line with the Company's commitment to expand its engineering research and development resources to continually enhance current products and further develop future product lines.

          The Company had net other income of $181,034 compared to net other income of $116,270 for the corresponding six months of the preceding fiscal year. The increase in net other income was primarily foreign currency exchange rate gains as a result of favorable foreign rates. Provision for income taxes increased to $392,815 or an effective tax rate of 33% in fiscal 1998 compared to$185,927 or an effective tax rate of 22.5% for fiscal 1997. The increase in the effective tax rate is due to the utilization of all the unrestricted net operating loss carry forwards in fiscal 1997, leaving only restricted net operating loss carry forwards which can be utilized to offset current year taxable income.

         As a result of all of the above, the Company recorded a net profit after taxes for the six months ended March 31, 1998 of $799,705, which resulted in basic and diluted earnings per share of $0.18 on weighed average basic and diluted shares outstanding of 4,403,382 and 4,518,991, as opposed to a net income after taxes of $633,610, which resulted in basic and diluted earnings per share of $0.14 on weighted average basic and diluted shares of 4,445,999 and 4,452,879 for the corresponding prior fiscal year.

Three Month Period ended March  31, 1998 versus March 31, 1997
--------------------------------------------------------------

         Net sales for the three months ended March 31, 1998 were $7,825,490 compared to $6,305,925 for the comparable quarter of the prior fiscal year, resulting in an increase of $1,519,565 or 24%. The increase in sales was primarily due the expansion of the Company's domestic distribution and retail channels, continued sales growth in Europe, plus strong sales to direct corporate customers.

         Net sales of the Company's products are summarized as follows:

                                                  Three Months Ended  March  31,               Increase
                                                  1998                       1997             (Decrease)%
                                                ------                       ----             -----------
                                                                      $
System Sales                                      106,802             $      79,981                34
Video & Conferencing Boards                     7,718,688                 6,225,944                24
                                                ---------                 ---------               ---
Total Company Sales                         $  7,825,490              $   6,305,925                24
                                               -========                 ==========              ====

Unit sales of digital video and conferencing boards increased to approximately 74,000 as compared to approximately 72,000 for the prior year. Sales to domestic customers for the three month period were 29% of net sales for the current quarter and 32% for the prior year's quarter. Sales to international customers were 71% of net sales for the current quarter and 68% for the comparable quarter of last year.

     Gross profit increased to $1,869,430 from $1,327,954, an increase of $541,476 or 41% over the prior comparable fiscal year period. The gross profit percentage was 24% for the current quarter and 21% the quarter ended March 31, 1997. The increase in margins during the current fiscal year was primarily due to a program of hedging foreign sales, primarily for German Marks and British Sterling, started in August 1997 which has stabilized the effect of foreign currency fluctuations, lower custom duties and the absorption of manufacturing overhead over a greater number of units.

     Selling, general and administrative expenses increased $316,921 over the prior year's second quarter, but as a percentage of revenue remained relatively stable at approximately 17% when compared to 16% for the three months ended March 31, 1997. The increase in expenses was primarily due to increased sales and marketing expenses of $321,593, which is a result of the Company's commitment to increasing its domestic market presence and is mainly for higher personnel costs due to an increased outside sales staff plus higher marketing and promotional costs in support of increased distribution and retail locations; higher technical support costs of $6,532 for additional staff required to consistently maintain a high level of customer support in light of the Company's expanding customer base; and higher general and administrative costs of $45,355, mainly for contractual wage increases, higher rent, utilities, and building costs for the Company's sales office in California, which opened in June 1997 and higher communication costs due to increased voice and internet usage.

     Research and development expenses increased $43,368 or approximately 33%. The increase was due to the strategic addition of personnel which is in line with the Company's commitment to expand its engineering research and development resources to continually enhance current products and further develop future product lines.

          The Company had net other income of $79,759 for the March 31, 1998 three month period compared to net other income of $51,891 for the corresponding quarter of the preceding fiscal year. The increase in net other income was primarily foreign currency exchange rate gains as a result of favorable foreign rates. Provision for income taxes increased to $147,000 or an effective tax rate of 33% in fiscal 1998 compared to $55,000 or an effective tax rate of 22.5% for fiscal 1997. The increase in the effective tax rate is due to the utilization of all the unrestricted net operating loss carry forwards in fiscal 1997, leaving only restricted net operating loss carry forwards which can be utilized to offset current year taxable income. .

         As a result of all of the above, the Company recorded a net profit after taxes for the three months ended March 31, 1998 of $300,626, which resulted in basic and diluted earnings per share of $0.07 on weighed average basic and diluted shares outstanding of 4,400,524 and 4,549,489 as opposed to a net income after taxes of $183,571, which resulted in basic and diluted earnings per share of $0.04 on weighted average basic and diluted shares of 4,435,580 and 4,443,101 for the corresponding quarter of the prior fiscal year.

         Over the prior two fiscal years, the company has experienced certain revenue trends. Since the Company's products are primarily sold through distributors and retailers, the Company has historically recorded stronger sales results during the Company's first quarter (October to December), which due to the holiday season is a strong quarter for computer equipment sales. In addition, the Company's international sales, mostly into the European market, have been 66% and 54% of sales for fiscal 1997 and 1996 and are 74% for the first six months of fiscal 1998. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can potentially be impacted by the reduction of activity in Europe during the July and August summer holiday period.

         To offset the above cycles, the Company is targeting a wide range of customer types in order to moderate the seasonality of the retail sales.

Liquidity and Capital Resources

         The Company had a net cash position of $6,055,666, working capital of $9,345,392 and shareholders' equity of $9,734,967 as of March 31, 1998. The significant items of cash provided by and cash (used ) are detailed below:


Net income(adjusted for non cash items)                     $      891,379
Reduction in investments of current assets                         840,937
Decrease in current liabilities-net                           (  1,103,158)
Purchase of Property, Plant & Equipment                       (    144,394)
Purchase of treasury stock                                    (    105,046)
Other                                                               73,536

         Net cash of $629,158 provided by operating activities was primarily due to cash generated from the company's net income and cash provided by the reduction of current assets, mainly receivables and inventory, offset partially by cash used in the reduction of current liabilities, which were mainly vendor accounts payable. Additional cash was used to purchase fixed assets and treasury stock.

         The Company's asset based credit facility expired on February 28, 1998. The company has chosen not to renew the loan facility The Company feels it is in a position to obtain new financing at more competitive rates, and is currently seeking new institutions to replace the expired loan facility.

         On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The Company will use the repurchased shares for certain employee benefit programs. On December 17, 1997 stock repurchase program was extended by a resolution of the Board of Directors until December 31, 1998. As of March 31, 1998, the Company had repurchased 81,200 shares for $298,999 at an average purchase price of approximately $3.68 per share.

         The Company believes that its current cash position and its internally generated cash flow will be sufficient to satisfy the Company's anticipated operating needs for a least the ensuing twelve months.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS AND RISK FACTORS

     From time to time, information provided by the company, statements made by its employees or information provided in its Securities and Exchange Commission filings, such as information contained in this Form 10-QSB, including certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may contain forward looking information. The words "Estimate, "Plan", "Intend" "Believes, "Expect" and similar expressions are intended to identify forward looking statements. Such forward looking statements involve and are subject to known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements of the Company to be materially different from any future results, performance ( financial or operating), or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: rapid changes in technology; lack of funds for future research; competition, proprietary patents and rights of others; loss of major customers; loss of sources of supply for digital video processing chips; non-availability of management; government regulation; currency fluctuations; and the inability of the Company to profitably sell its products. The market price of the Company's common stock may be volatile at times in response to fluctuation in the company's quarterly operating results, changes in analysts' earnings estimates, market conditions in the computer hardware industry, seasonality of the business cycle, as well as general conditions and other factors external to the Company.

PART II.  OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders

         The following propositions were submitted to the shareholders for approval at the annual meeting of shareholders held on March 12,1998 at the offices of the Company and were approved by the votes as indicated:

No. 1:   Election of Directors

         The following directors were elected by the votes as indicated to serve until the election and qualification of their respective successors:

                                              For              Withheld

Kenneth A. Aupperle                      4,275,507              21,900
Kenneth Plotkin                          4,275,507              21,900
Leonard Neuhaus                          3,914,460             382,515
Bernard Herman                           4,285,475              11,500

No. 2:   Adoption of the 1998 Incentive Plan

         The 1998 Incentive Stock Option Plan for 350,000 shares which had been adopted by the board of directors on December 17, 1997 was approved by a vote of the shareholders as indicated:

                                     For             Against         Abstain

                                    2,304,469        107,225          15,950

There were 1,802,444 broker non votes.

No: 3:   Appointment of BDO Seidman LLP as independent auditors

         The appointment of BDO Seidman LLP as independent auditors for the fiscal year ended September 30, 1998 was approved by the vote as indicated:

                                    For             Against         Abstain

                                 4,272,275          10,400         12,800

Item 6  Exhibits and Reports on Form 8-K

(a) Exhibits

         (b) 4.5.1 Form of 1998 Incentive Stock Option Plan is incorporated by reference to Exhibit 1 to the Company's proxy statement for its meeting of March 12, 1998.

(b) Reports on form 8-K

         None
                                      -15-

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HAUPPAUGE DIGITAL, INC.
                                    Registrant




Date: May 7, 1998                   By: /s/ Kenneth Plotkin
                                       KENNETH  PLOTKIN
                                       Vice President and
                                       Chief Executive Officer






Date: May 7, 1998                   By: /S/ Gerald Tucciarone
                                       GERALD TUCCIARONE
                                       Treasurer and Chief
                                       Financial Officer