Form 10QSB
period 1998-06-30
HAUPPAUGE DIGITAL INC
filed 1998-08-13
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       June 30, 1998

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

As of August 4, 1998, 4,416,202 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares

Index schedule found on Page No.  16

Page 1 of 17 pages.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION
-----------------------------
                                                                        Page No.
                                                                        --------
Item 1.Financial Statements

Condensed Consolidated Balance Sheets-
   June 30, 1998 and September 30, 1997                                        3

Condensed Consolidated Statements of Income-
   Nine  Months ended June 30, 1998 and 1997                                   4

Condensed Consolidated Statements of Income-
  Three Months ended June 30, 1998 and 1997                                    5

Condensed Consolidated Statements of Cash Flows-
  Nine Months ended June 30, 1998 and 1997                                     6

Notes to Condensed Consolidated Financial Statements                         7-9

Item 2. Management's Discussion and Analysis of  Financial Condition       10-15
           and Results of Operations


PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on form 8-K                                     16


SIGNATURES                                                                    17
----------

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



ASSETS
                                                                                          June 30,
                                                                                            1998           September 30,
                                                                                        (Unaudited)             1997
                                                                                      ----------------    ----------------
 CURRENT ASSETS:
     Cash and cash  equivalents                                                             $5,379,142          $5,602,412
     Accounts receivable, net of allowance for doubtful accounts                             5,097,148           3,194,128
     Inventories (Note 2)                                                                    5,269,996           4,844,366
     Prepaid expenses and other current assets                                                 507,359             553,540
                                                                                      ----------------    ----------------
                Total current assets                                                        16,253,645          14,194,446

     Property, plant and equipment-at cost                                                     745,884             494,220
     Less: Accumulated depreciation and amortization                                           324,830             276,832
                                                                                      ----------------    ----------------
                                                                                               421,054             217,388
                                                                                      ----------------    ----------------
     Security deposits and other non-current assets                                             58,154              59,470
                                                                                      ----------------    ----------------
                                                                                           $16,732,853         $14,471,304
                                                                                           ===========         ===========


 LIABILITIES AND SHAREHOLDERS' EQUITY :

 CURRENT LIABILITIES:
    Accounts payable                                                                        $4,603,729          $4,403,787
    Accrued expenses                                                                         2,046,068           1,100,745
                                                                                      ----------------    ----------------
              Total current liabilities                                                      6,649,797           5,504,532
                                                                                      ----------------    ----------------


 SHAREHOLDERS' EQUITY
    Common stock $.01 par value; 10,000,000 shares authorized, 4,497,402 and
       4,465,302  issued as of June 30 , 1998  and September 30, 1997 respectively              44,974              44,653
    Additional paid-in capital                                                              10,454,987          10,344,844
    Accumulated deficit                                                                      (117,906)         (1,228,772)
    Treasury Stock, at cost, 81,200 and  59,200 shares  respectively (Note 5)                (298,999)           (193,953)
                                                                                      ----------------    ----------------
                                                                                            10,083,056           8,966,772
                                                                                      ----------------    ----------------
                                                                                           $16,732,853         $14,471,304
                                                                                      ================    ================


 See accompanying notes to consolidated financial statements






                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                                   Nine months           Nine months
                                                                                     ended                  ended
                                                                                   June 30,                June 30,
                                                                                      1998                  1997
                                                                                   (Unaudited)           (Unaudited)
                                                                                -----------------     ------------------

NET SALES                                                                             $26,443,939            $18,695,544

COST OF SALES                                                                          19,820,546             14,426,315
                                                                                -----------------     ------------------
    Gross Profit                                                                        6,623,393              4,269,229

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            4,649,857              3,071,592
RESEARCH & DEVELOPMENT EXPENSES                                                           576,670                395,577
                                                                                -----------------     ------------------
    Income from operations                                                              1,396,866                802,060

OTHER INCOME (EXPENSE):
  Interest income                                                                         178,875                185,033
  Other, net                                                                               81,940               (14,015)
                                                                                -----------------     ------------------
      Income before income tax provision                                                1,657,681                973,078

INCOME TAX PROVISION (Note 4)                                                             546,815                220,927
                                                                                -----------------     ------------------
      Net income                                                                       $1,110,866               $752,151
                                                                                       ==========               ========

Net income per share-basic (Note 3)                                                         $0.25                  $0.17

Net income per share-diluted (Note 3)                                                       $0.24                  $0.17
                                   =                                            =================     ==================


   See accompanying notes to consolidated financial statements


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                   Three months            Three months
                                                                                     ended                     ended
                                                                                     June 30,                June 30,
                                                                                      1998                    1997
                                                                                  (Unaudited)              (Unaudited)
                                                                               ------------------     -----------------

NET SALES                                                                              $9,042,704            $5,843,431

COST OF SALES                                                                           6,628,542             4,531,054
                                                                               ------------------     -----------------
    Gross Profit                                                                        2,414,162             1,312,377

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            1,800,393             1,057,306
RESEARCH & DEVELOPMENT EXPENSES                                                           228,389               156,178
                                                                               ------------------     -----------------
    Income from operations                                                                385,380                98,893

OTHER INCOME (EXPENSE):
  Interest income                                                                          58,480                57,260
  Other, net                                                                               21,301               (2,512)
                                                                               ------------------     -----------------
      Income before income tax provision                                                  465,161               153,641

INCOME TAX PROVISION (Note 4)                                                             154,000                35,000
                                                                               ------------------     -----------------
      Net income                                                                         $311,161              $118,641
                                                                                         ========              ========


Net income per share-basic (Note 3)                                                         $0.07                $0.03

Net income per share-diluted (Note 3)                                                       $0.07                $0.03
                                   =                                            =================     ================


See accompanying notes to consolidated financial statements


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                        Nine months            Nine months
                                                                                            ended                 ended
                                                                                          June 30,              June 30,
                                                                                            1998                  1997
                                                                                        (Unaudited)            (Unaudited)
                                                                                  ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $1,110,866              $752,151
                                                                                  ------------------    ------------------
   Adjustments  to  reconcile  net  income  to net cash  provided  by (used  in)
    operating activities:
     Depreciation and amortization                                                            49,311                31,896
     Provision for uncollectible accounts receivable                                          10,000                 9,367
     Provision for system board obsolescence                                                  80,000                20,000
     Compensation paid in stock                                                               29,656                     -
     Changes in current assets and liabilities:
      Accounts receivable                                                                (1,913,017)               393,032
      Inventories                                                                          (505,630)           (2,703,195)
      Prepaid expenses and other current assets                                               46,181             (158,427)
      Accounts payable                                                                       199,942               575,161
      Accrued expenses                                                                       945,323                92,082
                                                                                  ------------------    ------------------
                                                                                         (1,058,234)           (1,740,084)
                                                                                  ------------------    ------------------
        Net cash provided by (used in)  operating activities                                  52,632             (987,933)
                                                                                  ------------------    ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Security Deposit                                                                              -               (2,220)
    Purchases of property, plant and equipment                                             (251,664)              (80,982)
                                                                                  ------------------    ------------------
               Net cash used in investing activities                                       (251,664)              (83,202)
                                                                                  ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                                 (105,046)             (193,952)
Proceeds from the exercise of stock options                                                   80,808                     -
                                                                                  ------------------    ------------------
        Net cash used by financing activities                                               (24,238)             (193,952)
                                                                                  ------------------    ------------------
        Net  (decrease) in cash and cash equivalents                                       (223,270)           (1,265,087)
CASH AND CASH EQUIVALENTS, beginning of period                                             5,602,412             6,559,175
                                                                                  ------------------    ------------------
CASH AND CASH EQUIVALENTS, end of period                                                  $5,379,142            $5,294,088
                                                                                          ==========            ==========
SUPPLEMENTAL DISCLOSURES:

   Income taxes paid                                                                         $42,306               $11,774
                                                                                             =======               =======


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

     The operating results for the three months and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the September 30, 1998 year end.

NOTE 2. INVENTORIES

     Inventories have been valued at the lower of average cost or market. The components of inventory at June 30, 1998 and September 30, 1997 consist of:

                                     June 30,            September 30,
                                      1998                   1997
                                      ----                   ----


     Component    Parts            $1,580,999            $1,545,790
     Work in Progress                 790,499             2,181,249
     Finished Goods                 2,898,498             1,117,327
                                    ---------             ---------
                                   $5,269,996            $4,844,366
                                   ==========            ==========


NOTE 3. NET INCOME PER SHARE

     In 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net income per share amounts for the three months and nine months ended June 30, 1998 and 1997 have been presented or, as in the case of the prior year, restated to conform to Statement 128 requirements. Conformity to Statement 128 did not have a material affect on the previous year's reported third quarter and year to date earnings per share.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Net income (loss) per share - continued

     Weighted average shares outstanding listed below were used in the basic and diluted per share computation:

                                                       Three Months Ended
                                                            June 30,
                                                    1998                1997
                                                    ----                ----

                                                  4,406,870         4,411,893
Weighted average shares outstanding-basic
Common stock equivalents                            343,584             4,810
                                                 -----------        ---------
Weighted average shares outstanding-diluted       4,750,454         4,416,703
                                                 ----------         ---------

                                                        Nine Months Ended
                                                             June 30,
                                                    1998               1997
                                                   ----                ----

                                                  4,404,545         4,434,630
Weighted average shares outstanding-basic
Common stock equivalents                            206,625            10,186
                                                 -----------        ---------
Weighted average shares outstanding-diluted       4,611,170         4,444,816
                                                 ----------         ---------

     On November 8, 1996, the Company approved a stock repurchase program. On December 17, 1997, the buyback plan was extended until December 31, 1998 (See note 5). Shares outstanding for the quarter and nine months ended June 30, 1998 reflect a reduction on a weighted average basis for the repurchased shares. Weighted average shares for the quarter and nine months ended June 30, 1997 have been restated to reflect the provisions of SFAS Number 128

NOTE 4. INCOME TAXES

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

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 5. STOCK REPURCHASE PROGRAM

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The Company will use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of the Board of Directors until December 31, 1998. Through June 30, 1998, the Company had repurchased 81,200 shares for $298,999 at an average purchase price of approximately $3.68 per share.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine Month Period ended June 30, 1998 versus June 30, 1997

     Net sales for the nine months ended June 30, 1998 were $26,443,939 compared to $18,695,544 for the comparable period in the prior fiscal year, resulting in an increase of $7,748,395 or 41%. The increase in sales was primarily due to the expansion of the Company's domestic distribution and retail channels, promotions and inventory increases at the retail level leading up to the launch of Windows98, continued sales growth in Europe, plus strong sales to direct corporate customers.

     Unit sales of digital video and conferencing boards increased to approximately 275,000 as compared to approximately 208,200 for the prior year. Sales to domestic customers for the nine month period were 32% of net sales for the current fiscal year and 35% for the prior year. Sales to international customers were 68% of net sales for the current year and 65% for the comparable six month period of last year.

     Gross profit increased to $6,623,393 from $4,269,229, an increase of $2,354,164 or 55% over the comparable prior fiscal year period. The gross profit percentage was 25% for the current nine month period ended June 30, 1998 compared to 23% for the prior fiscal year period. For the prior fiscal year ended September 30, 1997, gross margins were 22%. The increase in margins for the nine months ended June 30, 1998 was primarily due to a program of hedging foreign sales, primarily for German Marks and British Sterling, which has stabilized the effect of foreign currency fluctuations, lower custom duties and the absorption of manufacturing overhead over a greater number of units.

     Selling, general and administrative expenses as a percentage of revenue increased to 17.6% from 16.4% for the prior year. Although sales and promotional expenses as a percentage of revenue increased 2.79 % over sales and promotional expenses as a percentage of revenue for the comparable prior year period, general and administrative expenses as a percentage of revenue declined by 1.29% when compared to general and administrative expenses as a percentage of revenue for the prior year's nine month period. The increase in sales and promotional expenses was primarily due to the Company allocating additional funds to participate, as a Microsoft Windows98 launch partner, in the marketing, promotional and media campaign associated with the introduction of Windows98. Represented in dollars, selling general and administrative expenses increased $1,578,265 over the prior nine month period of fiscal 1997. Sales and promotional expenses, which increased $1,354,747 over the nine month period ending June 30, 1997, represents about 86% of the total increase. In addition to the funds expended for the opportunity to participate in the Windows98 promotional launch campaign, the Company during fiscal 1998 embarked on commitment to increase its domestic market presence. To accomplish this goal, the Company has increased its outside sales staff, paid higher commissions resulting from the 41% net sales increase and higher marketing and promotional costs in support of increased distribution and retail locations. As a result of this program, the number of retail stores carrying the Company's products increased from approximately 300 retail locations at the start of the year to approximately 3,000 as of the end of the third fiscal quarter.

     Technical support, shipping and general and administrative expenses, which represents about 14% of the increase over the prior year, increased $45,861, $38,130 and $139,527 respectively. Additional staff required to consistently maintain a high level of customer support in light of the Company's expanding customer base caused the technical support costs to increase. Increased shipping costs was a function of greater shipment volume. The increase in general and administrative costs were mainyl for contractual wage increases, higher rent, utilities and building costs for the Company's sales office in California, which opened in June 1997 and higher communication costs due to increased voice and data traffic.

     Research and development expenses increased $181,093 or approximately 46%. The increase was due to the strategic addition of personnel which is in line with the Company's commitment to expand its engineering research and development resources to continually enhance current products and further develop future product lines.

     The Company had net other income of $260,815 compared to net other income of $171,018 for the corresponding nine months of the preceding fiscal year. The increase in net other income was primarily foreign currency exchange rate gains as a result of favorable foreign rates. Provision for income taxes increased to $546,815 or an effective tax rate of 33% in fiscal 1998 compared to $220,927 or an effective tax rate of 22.5% for fiscal 1997. The increase in the effective tax rate is due to the utilization of all the unrestricted net operating loss carry forwards in fiscal 1997, leaving only restricted net operating loss carry forwards which can be utilized to offset current year taxable income. .

     As a result of all of the above, the Company recorded a net profit after taxes for the nine months ended June 30, 1998 of $1,110,866, which resulted in basic and diluted earnings per share of $0.25 and $0.24 respectively, on weighed average basic and diluted shares outstanding of 4,404,545, and 4,611,170, as opposed to a net income after taxes of $752,151, which resulted in basic and diluted earnings per share of $0.17 on weighted average basic and diluted shares of 4,434,630 and 4,444,816 for the corresponding nine month period ending June 30, 1997.

Three Month Period ended June 30, 1998 versus June 30, 1997

     Net sales for the three months ended June 30, 1998 were $9,042,704 compared to $5,843,431 for the comparable quarter of the prior fiscal year, resulting in an increase of $3,199,273 or 55%. The increase in sales was primarily due to the expansion of the Company's domestic distribution and retail channels, promotions and inventory increases at the retail level leading up to the launch of Windows98, continued sales growth in Europe, plus strong sales to direct corporate customers.

     Unit sales of digital video and conferencing boards increased to approximately 106,000 as compared to approximately 54,500 for the prior year. Sales to domestic customers for the three month period were 43% of net sales for the current quarter and 32% for the prior year's quarter. Sales to international customers were 57% of net sales for the current quarter and 68% for the comparable quarter of last year.

     Gross profit increased to $2,414,182 from $1,312,377, an increase of $1,101,785 or 84% over the prior comparable three month period ended June 30, 1997. The gross profit percentage was 26% for the current quarter and 22% the quarter ended June 30, 1997. The increase in margins during the current fiscal year was primarily due to a program of hedging foreign sales, primarily for German Marks and British Sterling which has stabilized the effect of foreign currency fluctuations, lower custom duties and the absorption of manufacturing overhead over a greater number of units.

     Selling, general and administrative expenses as a percentage of revenue increased to 19.9% from 18.1% for the corresponding quarter of the prior year. Although sales and promotional expenses as a percentage of revenue increased
4.34 % when compared to sales and promotional expenses as a percentage of revenue the third fiscal quarter of the prior year, general and administrative expenses as a percentage of revenue declined by 2.51% when compared to general and administrative expenses as a percentage of revenue for the three months ended June 30, 1997. The increase in sales and promotional expenses was primarily due to the Company allocating additional funds to participate, as a Microsoft Windows98 launch partner, in the marketing, promotional and media campaign associated with the introduction of Windows98. Represented in dollars, selling general and administrative expenses increased $743,087 over the corresponding three month perio of fiscal 1997. Sales and promotional expenses, which increased $667,701 over the prior year's third fiscal quarter, represents about 90% of the total increase. In addition to the funds expended for the opportunity to participate in the Windows98 promotional launch campaign, the Company during fiscal 1998 embarked on a commitment to increase its domestic market presence. To accomplish this goal, the Company has increased its outside sales staff, paid higher commissions resulting from the 55% ne sales increase and higher marketing and promotional costs in support of increased distribution and retail locations. As a result of this program, the number of retail stores carrying the Company's product has increased from approximately 1,000 retail locations at the start of the fiscal third quarter to approximately 3,000 as of the end of the third fiscal quarter.

     Technical support, shipping and general and administrative expenses, which represents about 10% of the total increase over the prior year's quarter ended June 30, 1997, increased $19,925, $46,695 and $8,766 respectively. Additional staff required to consistently maintain a high level of customer support in light of the Company's expanding customer base caused the technical support costs to increase. Increased shipping costs was a function of greater shipment volume. The increase in general an administrative costs were mainly for contractual wage increases, higher rent, utilities and building costs for the Company's sales office in California, which opened in June 1997 and higher communication costs due to increased voice and data traffic.

     Research and development expenses increased $72,211 or approximately 46%. The increase was due to the strategic addition of personnel which is in line with the Company's commitment to expand its engineering research and development resources to continually enhance current products and further develop future product lines.

     The Company had net other income of $79,781 for the June 30, 1998 three month period compared to net other income of $54,748 for the corresponding quarter of the preceding fiscal year. The increase in net other income was primarily foreign currency exchange rate gains as a result of favorable foreign rates. Provision for income taxes increased to $154,000 or an effective tax rate of 33% in fiscal 1998 compared to $35,000 or an effective tax rate of 22.5% for fiscal 1997. The increase in the effective tax rate is due to the utilization of all the unrestricted net operating loss carry forwards in fiscal 1997, leaving only restricted net operating loss carry forwards which can be utilized to offset current year taxable income. .

     As a result of all of the above, the Company recorded a net profit after taxes for the three months ended June 30, 1998 of $311,161, which resulted in basic and diluted earnings per share of $0.07 on weighed average basic and diluted shares outstanding of 4,406,870 and 4,750,454 as opposed to a net income after taxes of $118,641, which resulted in basic and diluted earnings per share of $0.03 on weighted average basic and diluted shares of 4,111,893 and 4,416,703 for the corresponding three month period ending June 30, 1997.

         Over the prior two fiscal years, the company has experienced certain revenue trends. Since the Company's products are primarily sold through distributors and retailers, the Company has historically recorded stronger sales results during the Company's first quarter (October to December), which due to the holiday season is a strong quarter for computer equipment sales. In addition, the Company's international sales, mostly into the European market, have been 66% and 54% of sales for fiscal 1997 an 1996 and are 68% for the first nine months of fiscal 1998. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can potentially be impacted by the reduction of activity in Europe during the July and August summer holiday period.

     To offset the above cycles, the Company is targeting a wide range of customer types in order to moderate the seasonality of the retail sales.
However, there can be no assurances that the Company will be successful in minimizing the effects that seasonality has on the business.

Liquidity and Capital Resources

     The Company had a net cash position of $5,379,142 working capital of $9,603,848 and shareholders' equity of $10,083,056 as of June 30, 1998. The significant items of cash provided by and cash (used ) are detailed below:


Net income(adjusted for non cash items)                          $ 1,279,833
Increase in investment for current assets                         (2,372,466)
Operations funded by increase  in current liabilities-net          1,145,265
Purchase of Property, Plant & Equipment                             (251,664)
Purchase of treasury stock                                          (105,046)
Other                                                                 80,808

     Net cash of $52,632 provided by operating activities was primarily due to cash generated from the Company's net income and cash provided by the increase in liabilities, mainly vendor accounts payable, used to fund operations offset by the increase in investments for current assets, mainly receivables and inventory.

     Additional cash was used to purchase fixed assets and treasury stock. Minimal cash was provided by the exercise of employee options.

     The Company's asset based credit facility expired on February 28, 1998. The company has chosen not to renew the loan facility. The Company feels it is in a position to obtain new financing at more competitive rates, and is currently negotiating with new institutions to replace the expired loan facility.

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

YEAR 2000 COMPLIANCE

     In recognition of the issues associated with year 2000 compliance, the Company is currently analyzing its needs to address this issue. The management of the company believes that compliance with year 2000 issues will not have a material impact on the Company's operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS AND RISK FACTORS

From time to time, information provided by the company, statements made by its employees or information provided in its Securities and Exchange Commission filings, such as information contained in this Form 10-QSB, including certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may contain forward looking information. The words "Estimate, "Plan", "Intend" "Believes, "Expect" and similar expressions are intended to identify forward looking statements. Such forward looking statements involve and are subject to known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements of the Company to be materially different from any future results, performance (financial or operating), or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: rapid changes in technology; lack of funds for future research; competition, proprietary patents and rights of others; loss of major customers; loss of sources of supply for digital video processing chips; non-availability of management; government regulation; domestic and foreign economic conditions; currency fluctuations; and the inability of the Company to profitably sell its products. The market price of the Company's common stock may be volatile at times in response to fluctuation in the company's quarterly operating results, changes in analysts' earnings estimates, market conditions in the computer hardware industry, seasonality of the business cycle, as well as general conditions and other factors external to the Company.

PART II. OTHER INFORMATION

Item 5 Other Information

(a) Effective July 2, 1998, Leonard Neuhaus resigned as a director of the Company. The resignation was not by reason of any disagreement with the Company.
(b) Effective July 2, 1998, Steven J. Kuperschmid, Esq., was appointed the Company's board as an outside director. Mr. Kuperschmid is a partner in the law firm of Certilman Balin Adler and Hyman LLP. Certilman Balin Adler and Hyman LLP are also retained as the Company's outside counsel.

Item 6 Exhibits and Reports on Form 8-K

     (a)  Exhibits
          None

     (b)  Reports on form 8-K
          None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HAUPPAUGE DIGITAL, INC.
                                               Registrant




Date: August 10, 1998                          By /s/ Kenneth Plotkin
      ----------------                           ------------------------------
                                                 KENNETH  PLOTKIN
                                                 Vice President and
                                                 Chief Executive Officer



Date: August 10, 1998                          By  /s/ Gerald Tucciarone
      ----------------                            -----------------------------
                                                  GERALD TUCCIARONE
                                                  Treasurer and Chief
                                                  Financial Officer