Form 10KSB
period 1998-09-30
HAUPPAUGE DIGITAL INC
filed 1998-12-29
CIK 930803

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

(x)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the fiscal year ended September 30, 1998
                ------------------------------------------------

(  ) TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

                      For the transition period from                 to

                         Commission file number 1-13550

                             HAUPPAGE DIGITAL, INC.
                 (Name of small business issuer in its charter)

                Delaware                          11-3227864
 (State or other jurisdiction of              (I.R.S Employer
  incorporation or organization)              Identification No.)

                    91 Cabot Court, Hauppauge, New York 11788
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number    (516) 434-1600

Securities registered pursuant to Section 12 (b) of the Act:

         None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

State registrant's revenues for its most recent fiscal year:  $38,757,443

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 18, 1998 was approximately $29,788,038. Non-affiliates include all shareholders other than officers, directors and 5% shareholders of the Company. Market value is based upon the price of the Common Stock as of the close of business on December 18, 1998 which was $9.00 per share as reported by NASDAQ.

As of December 18, 1998, the number of shares outstanding of the Common Stock was 4,304,202 shares (exclusive of treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III which includes Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management), and Item 12 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of September 30, 1998 and are incorporated herein by reference.

                                     PART I

                           Forward Looking Statements

     From time to time,  information  provided by Hauppauge  Digital,  Inc. (the
"Company"), statements made by its employees or information provided in its Securities and Exchange Commission filings, including , without limitation, information contained in this Form 10-KSB, may contain forward looking information. The Company's actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including but not limited to rapid changes in technology, lack of funds for research and development, competition, proprietary patents and rights of others, loss of major customers, loss of sources of supply for its digital video processing chips, non-availability of management, government regulation, currency fluctuations and the inability of the Company to profitably sell its products. The market price of the Company's common stock may be volatile at times in response to fluctuation in the Company's quarterly operating results, changes in analysts' earnings estimates, market conditions in the computer hardware industry, seasonality of the business cycle, as well as general conditions and other factors external to the Company.

ITEM 1.   DESCRIPTION OF BUSINESS
-------   -----------------------

(a)      Business Development.

     Since 1992, the Company has been engaged primarily in the business of designing, manufacturing and marketing TV tuner, digital video, video conferencing and video capture boards for PC's. The Company's WinTV(R)products are used for watching TV in a resizable window on a PC's VGA screen; its VideoWizard products are used to capture and edit videotapes digitally on a PC; the Impact HKB boards, are used by OEM's (Original Equipment Manufacturers) for PC-based video display and Internet video conferencing applications; and the Company's VideoTalk products are used by consumers to video conference over the Internet.

         The Company markets its products through distributors, computer retailers and OEMs. Distributors typically stock and sell the products to retail stores and value added resellers. Computer retailers typically stock the products on their shelves and sell them to end users for installation in their own PCs, while OEMs typically purchase TV and video conferencing boards to incorporate them into multimedia PC's, which are then ultimately sold to end users.

     The Company was incorporated in the state of Delaware on August 2, 1994 and has two wholly owned subsidiaries, Hauppauge Computer Works, Inc., which was incorporated in the state of New York on December 14, 1982, and HCW Distributing Corp., which was incorporated in the state of New York on September 13, 1984. Hauppauge Computer Works, Inc. is the owner of all the outstanding shares of Hauppauge Computer Works, GmbH, a German corporation, responsible for directing European marketing efforts, and is the owner of all the outstanding shares of Hauppauge Computer Works, LTD, a Virgin Islands corporation responsible for handling sales outside of the United States. Hauppauge Computer Works, GMBH is the owner of all the outstanding shares of Hauppauge Computer Works Ltd. U.K., a British corporation. All references herein to the Company include the Company, its two wholly owned subsidiaries and their subsidiaries. The Company's executive offices are located at 91 Cabot Court, Hauppauge, New York 11788, its telephone number at that address is (516) 434-1600 and its Internet address is http://www.hauppauge.com.

(b)      Business

Products

         History of the WinTV(R) Line:

         WinTV(R) boards are designed so that a PC user can watch television in a resizable window on a PC video monitor during normal computer use. This activity requires a board that plugs into a PC, and operating software to control functions such as channel change, volume adjustment, freeze frame, and channel scan. All hardware functions required, such as video digitizing, windowing, color space conversion and chroma keying, are performed on the WinTV(R) board and do not affect the operation of the PC. WinTV(R) boards include audio functions so that sound can be heard while watching TV or video. WinTV(R) board's audio output can be connected to speakers or to a PC's sound card.

         Three generations of WinTV(R) boards have evolved since the Company introduced the product in 1992.

         The First Generation:

         Developed during 1991 and introduced to the market in 1992, the first WinTV(R) boards brought TV-in -a-window to Microsoft Windows-based desktop PC's. The first generation WinTV(R) put the TV image on the PC screen using a video overlay technique called "chroma keying". This technique required a connection to a PC's VGA board through a hard-fastened cable called a "feature connector cable".

         The WinTV(R) models 01 and 02, as this first generation were called, plugged into a PC's 16-bit ISA expansion bus and typically were limited to the lower screen resolutions of 640x480 and 800x600. But even with these limitations, PC users could watch television in a resizable window on their PC screen. Initial customers were mostly professional PC users who spent many hours on their PC's and who found having television in a window on their desktop useful and entertaining. An example were PC users involved in financial markets, who needed to be able to see stock market related TV shows while they worked on their PC's.

         Shortly after the introduction of the WinTV(R) model 02, the Company developed a digital video movie capture capability. Digital video movie capturing was used to store (subject to system limitations) several seconds, minutes or even hours of digitized video images from television (or optionally an external VCR or camcorder) captured by the WinTV(R) board onto the PC's hard disk. This capability was based on a new (at the time) Microsoft technology called "Video for Windows". It opened the WinTV(R) board to new uses such as electronic videotape editing, multimedia presentations, and the electronic recording and playback of TV shows. The first generation of digital video movie capturing had limitations though, in video image size, frame rate and the file size of the stored digital movie.

     Also during the early marketing of the WinTV(R) model 02, the Company started to develop an ability to extract broadcast data from the portion of the TV signal called the vertical blanking interval ("VBI"). This allows reception of digital text that is transmitted along with live television. Broadcast data was widely used in European TV sets in a system called "Teletext". Examples of Teletext data transmitted by TV stations include weather information, travel schedules, stock market data and home shopping services. In 1993, the Company introduced its first boards into Europe which included Teletext data reception, and these quickly became popular models. Since that time, the Company has added Teletext reception to all models for Europe, and undertaken the improvement of software for the display and manipulation of Teletext data. The development of Teletext reception resulted in proprietary software (the Company's "VTPlus" software) with a rich set of capabilities, not otherwise available when using Teletext on a TV set in Europe.

        The Second Generation:

        The chroma keying video overlay technique used in the first generation WinTV(R) created installation difficulties. Many consumers had difficulty installing the "feature connector cable". Accordingly, in 1993 the Company started to develop a technology which would not require an internal connection to the VGA card.

        In 1993, the Company invented a technique called SmartLock, which eliminated the need for a "feature connector cable". In 1994 the Company introduced its "WinTV(R)-Celebrity" line of TV tuner boards based on this SmartLock technology. Though this generation was still based on the 16-bit ISA bus, consumers were no longer required to attach an internal cable and therefore installation was easier and customer satisfaction improved.

        In 1995, the Company used SmartLock technology in another line of WinTV(R) boards, the WinTV(R)-CinemaPro. The WinTV(R)-CinemaPro was less expensive than the Celebrity due to the use of video image compression, which reduced the cost of the memory on the WinTV(R) board, and had better performance for digital video movie capture. The CinemaPro is still widely used in high end WindowsNT systems in 1998.

        However, believing that mass consumer acceptance of TV-in-a-PC would not happen until retail prices dropped below $100, the Company in 1995 started to develop a low cost line of TV tuner boards.

         The Third Generation:

         In June of 1996, the Company introduced the WinCast/TV line (sold under the name "WinTV(R)-pci" outside of the U.S.) of TV tuner boards for PC's. These boards were developed to replace the relatively expensive SmartLock circuitry and the memory required on the WinTV(R)-Celebrity and CinemaPro boards. The WinCast/TV uses a technique called "PCI Push" and was designed to be used in the emerging Intel Pentium market, which was relatively new at the time. Pentium based PC's have a relatively new type of system expansion bus, called the PCI bus, which allows data to be moved at a much higher rate then the older ISA bus, which the previous WinTV(R) generations used. The PCI Push technique moves the video image 30 times per second (in Europe the image is moved 25 times a second) over the PCI bus.

         In addition to being less expensive to manufacture, the WinCast/TV has higher digital video movie capture performance than the previous generations, capturing video at up to 30 quarter-screen frames per second. With this higher performance capture capability, the WinCast/TV found new uses in video conferencing, video surveillance and Internet streaming video applications.

         Current Products:

         WinCast/TV and WinTV(R)-pci Models:

     WinCast/TV boards enable a user to bring TV and broadcast data to a PC. The WinCast/TV has a 125-channel cable-ready TV tuner with automatic channel scan and a video digitizer. The video digitizer allows the user to capture still and motion video images to a hard disk, creating high impact presentations, and to video conference over the Internet (using the supplied Microsoft NetMeeting software). In the U.S., the WinCast/TV boards can be used to receive Intel's Intercast(TM) data broadcasts, receiving Intercast(TM) Web pages in a window alongside the live TV window. They can also receive WaveTop data broadcasts. In Europe, these boards can be used to receive Teletext broadcasts and, in Germany since early 1998, Intercast information. Teletext, Intercast, WaveTop and several newer services are all forms of data broadcasting. The Company believes that, due to the capability of its products to receive digital information in PC's, data broadcasting represents a key growth opportunity for the Company.

         The WinCast/TV and WinTV(R)-primio (so named in Europe) are low cost TV receivers, which have all features mentioned above. They have mono audio.

     The WinCast/TV-dbx model offers high quality dbx-TV(R) stereo decoding, and is used primarily in the U.S. dbx-TV(R) is a registered trademark of THAT Corp.

         The WinTV(R)-pci offers high quality NICAM stereo audio, and is used primarily in Europe.

         The WinCast/TV radio board has all the features of the WinCast/TV-dbx and WinTV(R)- pci stereo models, in addition to an FM stereo radio tuner. There are models for the U.S. market and Europe.

         WinTV(R)-CinemaPro:

     The WinTV(R)-CinemaPro board ("CinemaPro") was introduced in 1995. Due to its lower manufacturing costs, the CinemaPro has essentially replaced its predecessor, the WinTV(R) Celebrity. The CinemaPro is a high-end solution for financial service customers as well as distribution and retail channels. The CinemaPro is normally equipped with a cable ready tuner, and uses the Company's proprietary SmartLock technology. The SmartLock feature allows synchronizing of the WinTV(R) video to the VGA display, eliminating connection problems between the VGA card and the WinTV(R) board.

         VideoWizard-pci:

         VideoWizard-pci boards digitize full frame live video from a video camera or VCR and store it to the hard disk so that it can be digitally edited on a PC. VideoWizard-pci boards use Motion-JPEG compression technology that increases performance and reduces the storage space required for digital video clips. The compression technology allows the board to capture 60 fields per second, resulting in more accurate frame-by-frame video editing and more realistic video playback. The VideoWizard-pci can also play back full screen video clips from a hard disk, which can be recorded on tape or displayed on a video monitor.

         The VideoWizard-pci was designed to be used to edit home video tapes, and to add flair to home videos. The VideoWizard-pci is also used for corporate marketing communication departments, training video developers, trade show demonstration creators, video hobbyists, CD- ROM title producers and creators of corporate product literature on CD-ROM.

         ImpactVCB boards:

     The Company's ImpactVCB board is a low cost PCI bus card for high performance access to digitized video. Designed for PC based video conferencing and industrial applications, the ImpactVCB features live video in a window, still image capture and an AVI capture driver.

         There are currently 8 different ImpactVCB models in production, each with different video input and power configurations. Most of these models have been developed for specific customers under OEM arrangements.

Product Production

         The Company designs or has acquired the design for all of its products and also writes operating software to allow its products to be used in conjunction with the popular Microsoft(R) Windows operating system, the
WindowsNT operating system and the IBM OS/2 operating system. The Company subcontracts the manufacturing and assembly to independent third parties.

     The Company purchases components from reliable manufacturers, such as tuners from Philips and Temic, and video digitizers from AuraVision and Rockwell Semiconductor Systems, Inc. If such manufacturers do not supply their products to the Company, the business of the Company might be adversely affected because the Company would have to find alternative suppliers , which might result in additional costs and delays and therefore adversely affect the Company's production and profitability. See "Item 1. Business -- Forward Looking Statements" and "Item 6. Management's Discussion and Analysis -- Results of Operations -- Years Ended September 30, 1998 and 1997".

         Manufacturing   is   performed   by  a  selected   group  of   contract
manufacturers. Product design specifications are provided to insure proper assembly. Contract manufacturing is either done on a consignment basis, in which the Company provides all the component parts and pays an assembly charge for each board produced, or on a turnkey basis, in which all components and labor are provided by the contract manufacturer, and the manufacturing price the Company is charged includes parts and assembly costs. The Company has six contract manufacturers qualified to assemble various products, five located in the United States and one in Scotland. Four contract manufacturers are presently being utilized to handle the majority of production. If demand were to increase dramatically, the Company believes additional production could be provided by the other contract manufacturers.

         During the fourth fiscal quarter of 1998, the Company began producing boards for the majority of its European sales through its subcontractor in Scotland. The production is done on a turnkey basis with assembly, testing and rework being handled in Scotland. The packaging and shipping of the product to customers is also being performed at the subcontractor's location. By shifting its European production to Scotland, the Company anticipates saving on the production and shipping costs of the boards, in addition to eliminating the duties charged on boards entering Europe from the United States.

         WinTV(R) boards that are for sale to the computer retail market are essentially the same as those that are available to the OEM market. The differences are in the packaging and in the sophistication of the operating software. The Company's WinCast/TV board is primarily sold to the retail market but is also sold in the OEM market, the CinemaPro is typically sold to the retail market, and the ImpactVCB video conferencing boards are typically sold in the OEM market. The CinemaPro, WinCast, European PCI and Video conferencing boards accounted for the majority of the Company's net sales for its 1998 and 1997 fiscal years.

Digital Video Market

         The digital video market, as it pertains to the Company's products, involves the use of a PC to turn a video image into a digital form, which can be stored on a PC's hard disk drive. Once a video image is on the PC's hard disk drive, the image can be merged into a document using various word processing systems such as Word Perfect(R) or Microsoft Word(R). A sequence of video images that is digitized is stored in a form called "AVI", which has digital audio and video interleaved to create a digital movie. This digital movie can be edited on the PC, adding special effects, audio overdubs and titles. Such digital movies are used in multimedia presentations and multimedia CD-ROMs. The digital video sequences can also be transmitted to another location over high-speed communication lines, which allows for video conferencing.

         Typical WinTV(R) board owners might include business persons who need to keep in touch with news while working on a PC. Other owners might include business users who want to merge video images into a document, watch financial television news programs while working on personal computers, or video conference with PC users in other locations.

         End users may use a WinTV(R) board for the entertainment value of being able to watch television on a PC and to capture video images for use with "paintbrush" software. Other home uses might include the ability to edit videotapes on a home PC and to have Video conferencing in the home. Another popular use of the WinTV(R) board is for multimedia development. The WinTV(R) board digitizes live video and allows this video to be stored on the PC hard disk drive. The stored video can be used to create presentations that combine the digitized video with text, create multimedia CD-ROM packages, and digitally edit videotapes.

         During 1996, Intercast was introduced in the United States. Developed by Intel Corporation, Intercast Web pages are broadcast in the VBI. Intercast Web pages add a new dimension to TV shows by allowing TV producers to add real time information to their broadcasts. These pages are standard Internet Web pages, but are sent with TV signals over the airways instead of being sent over the telephone lines. In addition to Web pages specific to the show being broadcast, broadcasters can use the Intercast medium to add other types of information to their TV transmissions, such as real time stock market information along with their Web pages. Intercast information broadcast by TV show producers is designed to increase viewing pleasure by providing viewers with textual information which coincides with broadcast video images. The Company's PCI-based WinTV(R) boards allow a user to display Intercast data on a PC's VGA monitor.

         Industrial uses of the WinTV(R) board include medical applications (eye surgery, microscope imaging and hearing aid fitting), image recognition applications (automobile license plate identification, parts inspection), I.D. badges and driver's licenses. These uses of digital video represent recent technology that is becoming widely applied in PCs. The Company believes that there is a trend toward replacing projects currently done in text on PCs with projects that include full motion video or still video pictures. For example, a real estate broker today might, on a desktop PC, create a fax describing a property for sale. Equipped with a WinTV(R) board, the broker could include a picture of the property in the fax. The WinTV(R) board would be used to digitize a video image coming from a camcorder, and this image could be included in the fax generated on the desktop PC.

         Sales people who currently create written proposals may create proposals that are shown on portable computers that include digital videos to describe processes or procedures, making their proposals more effective. The WinTV(R) board can be used to both digitize the raw video from a camcorder and to play back the digital video from the PC hard disk drive.

Video Conferencing Market

         During fiscal 1997, the Company, on an OEM project basis, began selling a video conferencing board (the Impact VCB) to a large computer peripheral company, who targeted the product through nationwide retail outlets. This project was substantially completed early in the fiscal year ended September 30, 1998. Video conferencing allows PC users to see and hear each other through a video window on their computer monitor. Using Hauppauge's video conferencing board, a modem, camera and the applicable software, users can visually share information with each other.

         The Company believes that PC based video conferencing will be a growth market as software products, such as White Pine's CUSEEME and Microsoft's NetMeeting, gain in popularity.

Distribution to the Retail Market

         During fiscal 1998, net sales to distributors and retailers of the Company totaled approximately $33,008,000 or 85% of the Company's net sales. This is in comparison to net sales of approximately $19,006,000 or 74% for the year ended September 30, 1997. The Company has no exclusive distributor or retailer and sells through a multitude of retailers and distributors, no one of which accounted for more than 10% of the Company's net sales. The Company either sells direct to retailers or utilizes distributors, who sell to a variety of retailers and value added resellers.

Sales to Original Equipment Manufacturers ("OEMs")

     The OEM business is one where a PC manufacturer incorporates the Company's WinTV(R) board or ImpactVCB into a product sold under the OEM's label. The OEM business is expected to increase in the next few years.

         The Company presently sells video boards under a Master Purchase Agreement to a major news service provider. This news service provider has developed a financial news service that utilizes Hauppauge's digital video TV board. The Company's net sales to this customer for the year ended September 30, 1998 and for the year ended September 30, 1997 totaled approximately $2,732,000 (7% of total net sales) and approximately $3,143,000 (12% of total net sales), respectively.

     The Company's remaining OEM business totaled approximately $3,018,000 for fiscal 1998 compared to approximately $3,463,000 for the year ended September 30, 1997. For fiscal 1998, the Company sold product to a variety of OEM customers, none of which accounted for more than 10% of total sales. During fiscal 1997, the Company sold video conferencing boards to a large computer peripheral company. The Company's net sales to this customer totaled approximately $2,880,000 (11% of total net sales). For fiscal 1998, approximately 15% of the Company's net sales were for the OEM market as compared to 26% for the year ended September 30, 1997. This percentage decrease in OEM sales was largely a result of the greater than 73% worldwide growth in retail sales.

Marketing and Sales

         The Company sells both domestically and internationally through Company sales offices in New York, California , Germany, the United Kingdom plus through independent sales rep offices in France, Sweden, Italy, the Netherlands, Singapore and Beijing, China. For the fiscal years ended September 30, 1998 and September 30, 1997, approximately 28% and 34% of the Company's net sales were made within the United States, respectively, while approximately 72% and 66% were outside the United States (predominately in Germany, the United Kingdom and the Netherlands) respectively. Hauppauge Computer Works, LTD, a foreign sales corporation, handles all sales outside of the United States.

         The Company advertises its products in a number of U.S. and international PC magazines. The Company also participates extensively in retailers' market promotion programs, such as store circulars, promotions and end cap displays. These in store promotional programs, magazine advertisements plus a public relations program aimed at editors of key personal computer magazines and an active web site on the Internet, are the principal means of getting the product introduced to end users. The sales rate in the computer retail market is closely related to the effectiveness of these programs, along with the technical capabilities of the product itself. The Company also lists its products in catalogs of various mail order companies and attends various worldwide trade shows.

         The Company currently has 7 sales persons located in Europe, two salespersons in the Far East and 6 sales persons in the United States, located in New York and California. The Company also has 4 manufacturer representatives retained by it on a non-exclusive basis, who work with customers in certain domestic geographic areas.

         See "Item 6. Management's Discussion and Analysis or Plan of Operation" with reference to a discussion on the impact seasonality has on the Company's sales.

Foreign Currency Fluctuations

         The Company's international sales are mainly in Europe. The Asian market accounts for less than 2% of the Company's sales. Sales into the German and English markets are denominated in German Marks and British Pound Sterling. Due to the Company's concentration of sales in these two countries, changes in currency values have an affect on the Company's operations. During the Company's third and fourth quarters of fiscal 1997, the German Mark devalued approximately 19% over the prior fiscal year's third and fourth quarters. Approximately 30% of the Company's third and fourth fiscal quarter sales were denominated in German Marks. The resulting devaluation of the German Mark caused a decrease in gross margins of several percentage points.

         In order to manage these currency fluctuations, the Company put into place a strategy of selling forward German Marks by entering into a series of six month window contracts, based on estimated sales to Germany. At September 30, 1998, the Company had open window contracts worth over 8.5 million German Marks, convertible to U.S. dollars at prices ranging from 1.78 to 1.66 German Marks. As of September 30, 1997, the Company had open window contracts worth over 5.6 million German Marks, convertible at prices ranging from 1.84 to 1.72 German Marks to the dollar. Although it is difficult to predict the volatility of the German Mark, the Company intends to continue its strategy of selling German Marks forward, based on projected business, in an attempt to lock in favorable currency prices. There can be no assurances that the Company can lock in foreign denominated currencies at favorable rates.

Competition

         The Company's business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, sales and marketing resources than that which the Company has. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. The Company competes in this emerging market against companies such as ATI Technologies, STB Systems and AverMedia among others. The Company believes that competition from new entrants will increase as the market for digital video in a PC expands. There can be no assurances that the Company will not experience increased competition in the future. Such increased competition may have a material adverse effect on the Company's ability to successfully market its products. However, the Company believes that through research and development, reduction of manufacturing costs and aggressive marketing it can compete in this very competitive market, although there can be no assurances of such.

Patents and Trademarks

         Even though the Company independently develops its hardware and software products, the Company's success will depend, in large part, on its ability to innovate, obtain or license patents, protect trade secrets and operate without infringing on the proprietary rights of others. The Company maintains copyrights on its designs and software programs, but currently has no patent on the WinTV(R) board and the Company believes that such technology cannot be patented.

         On December 27, 1994, the Company's mark, "WinTV(R)", was registered with the United States Patent and Trademark Office. The Company's "Hauppauge" name logo is also registered.

         See "Legal Proceedings" for a discussion of certain litigation.

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

     In 1998, the Company started the development of products which can recieve digital TV broadcasts in the United States and in Europe.

     The technology underlying the Company's products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon the Company's business. The Company will need to maintain an ongoing research and development program, and the Company's success, of which there can be no assurances, will depend in part on its ability to respond quickly to technological advances. The Company intends to accomplish this by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products.

     The Company continues to increase it research and development expenditures. The Company expended approximately $808,000 for research and development expenses for the year ended September 30, 1998 and approximately $560,000 during fiscal 1997. There can be no assurance that the Company's research and development will be successful or that the Company will be able to foresee and respond to such advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render the Company's products or technologies non-competitive or obsolete. See "Item 1. Forward Looking Statements" and "Item 6. Management's Discussion and Analysis --Results of Operations -- Years Ended September 30, 1998 and 1997".

Employees

         As of September 30, 1998, the Company had 66 employees including its executive officers, all of which are full-time. None of the Company's employees are represented by a union, and management considers its relationship with its employees to be excellent.


ITEM 2.    DESCRIPTION OF PROPERTY

         The Company occupies a 25,000 square foot facility at 91 Cabot Court, Hauppauge, New York which it uses as its executive offices and for the testing, storage, and shipping of its products. The Company considers the premises to be suitable for all its needs. The building is owned by a partnership consisting of Messrs. Aupperle and Plotkin and their wives and is leased to the Company under a lease agreement expiring on January 31, 2006 with an option of the Company to extend the lease for an additional three years. Rent is currently at the annual rate of $338,056, and will increase to $354,959 per year on February 1, 1999. The rent is payable in equal monthly installments and increases at a rate of 5% per year on February 1 of each year thereafter including during the option period. The premises are subject to two mortgages, which have been guaranteed by the Company upon which the outstanding principal amount due as of September 30, 1998 was $1,038,782. The Company pays the taxes and operating costs of maintaining the premises.

     The Company also maintains an office in Fremont, California, which consists of approximately 1,600 square feet. This office operates as the Company's western region sales office. The lease, which expires on May 18, 2000, requires the Company to pay monthly rent of approximately $2,000 per month, with the rent increasing 3.8 percent on May 19 1998 and May 19, 1999. The Company is also responsible for a portion of common area maintenance charges based on the space it occupies.

         In addition, the Company, through Hauppauge Computer Works, Inc., GmbH, maintains an office in Germany, which consists of approximately 2,500 square feet. This facility contains a sales office, a demonstration room and a storage facility for a limited number of the Company's products. The Company pays a monthly rent of approximately $2,000 per month for this facility pursuant to a rental agreement, which expires on December 31, 1998 and contains an option to renew for two additional years.

ITEM 3.     LEGAL PROCEEDINGS.
-------     ------------------

         In January 1998, Advanced Interactive Incorporated ("AII") contacted Hauppauge Computer Works, Inc. ("HCW") and attempted to induce HCW to enter into a patent license or joint venture agreement with AII relative to certain of HCW's products. AII alleged that such products infringe U.S. Patent No. 4, 426, 698 (the "AII Patent"). At such time, HCW's engineering staff analyzed the AII Patent and determined that HCW's products did not infringe any such patent. Accordingly, HCW rejected AII's offer.

     On October 6, 1998, HCW received notice that AII had commenced an action against it and multiple other defendants in the United States District Court for the Northern District of Illinois, alleging that the certain of HCW's products infringe on certain patent rights allegedly owned by the plaintiff. The complaint seeks unspecified compensatory and statutory damages with interest.
HCW denies such allegations and intends to vigorously defend this action. On December 22, 1998, HCW filed its Answer (the "Answer"). Among other things, pursuant to the Answer, HCW denies that its products infringe AII's patent rights and asserts certain affirmative defenses, including challenging the validity of the Patent.

         Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of the AII litigation. In the event that HCW were not to prevail in this litigation, HCW could be required to pay significant damages to AII and could be enjoined from further use of such technology as it presently exists. Although a negative outcome in the AII litigation would have a material adverse affect on HCW, including, but not limited to, its operations and financial condition, HCW believes that, if it is held that HCW's products infringe AII's patent rights, HCW would attempt to design components to replace the infringing components or would attempt to negotiate with AII to utilize its system, although no assurances can be given that HCW would be successful in these attempts. At the present time, HCW can not assess the possible cost of designing and implementing a new system or obtaining rights from AII.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------     ----------------------------------------------------

         Not Applicable.


Executive Officers of Registrant

                                                                 First Elected
                                    Offices and                  an Officer of
Name                    Age(1)      Positions Held               the Company
----                    ------      --------------               -----------

Kenneth R. Aupperle      41         President, chief                  1982
                                    operations officer and
                                    Director

Kenneth Plotkin          47         Chairman of the board of          1982
                                    directors, chief executive
                                    officer, vice-president,
                                    secretary and Director

Gerald Tucciarone        43         Chief financial officer           1995
                                    and treasurer

John Casey               42         Vice-president - technology       1987

-------------
(1) Age as of September 30, 1998.

All of the above Executive Officers have been elected to serve until the next annual meeting of the Board of Directors or until their respective successors are elected and qualified.

There are no family relationships between any Executive Officers.

Except for Gerald Tucciarone, each of the Executive Officers listed above has served the Company in the above executive capacities on a full time basis for the past five years.

Gerald Tucciarone, prior to his employment with the Company in January, 1995, served as a vice-president of finance from 1985 to 1992 with Walker-Telecommunications, Inc., a manufacturer of phones and voice-mail equipment and from 1992 to 1995, as assistant controller with Chadbourne and Parke. Mr. Tucciarone is a certified public accountant.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ---------------------------------------------------------

(a) Market Information. The principal market on which the common stock of the Company (the "Common Stock") is traded is the over-the counter market. The Common Stock is traded on the NASDAQ National Market and its symbol is HAUP. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                High        Low
                                ----        ---

Fiscal Year Ended
September 30, 1998
------------------

First Quarter                    6           3 15/16

Second Quarter                  10 3/8       4  7/16

Third Quarter                   15           9  5/8

Fourth Quarter                  13 3/4       6


                                High        Low
                                ----        ---
Fiscal Year Ended
September 30, 1997
------------------

First Quarter                   4 5/8       3 1/4

Second Quarter                  4           2  5/8

Third Quarter                   3 7/16      2  5/8

Fourth Quarter                  4 15/16     2  7/8

(b) Holders. The approximate number of holders of record of the Common Stock as of December 9, 1998 was 73. The Company believes there are in excess of 2,000 beneficial holders of the Common Stock.

(c) Dividends. No dividends have been paid during the past two years. The Company has no present intention of paying any cash dividends in its foreseeable future and intends to use its net income, if any, in its operations.

ITEM 6.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------   ------------  --------------------------------------------

                              Results of Operations
                     Years ended September 30, 1998 and 1997

         Sales for the year ended September 30, 1998 were $38,757,443 compared to $25,613,252 for the prior fiscal year, resulting in an increase of $13,144,191 or 51%. The increase in sales was primarily due to the expansion of the Company's domestic distribution and retail channels from approximately 300 retail locations carrying the Company's product to approximately 3,000 retail locations, promotions and increases in inventory at the retail level leading up to the launch of Windows98, continued sales growth in Europe due to expanding sales from existing customers plus expansion to new geographic markets in Europe, plus strong sales to direct corporate customers.

         Unit sales of digital video and conferencing boards increased to approximately 413,000 as compared to approximately 281,000 for the prior year. Sales to domestic customers for the fiscal year were 28% of net sales for the current fiscal year and 34% for the prior year. Sales to international customers were 72% of net sales for the current year and 66% for the prior year.

         Gross profit increased to $10,113,600 from $5,651,217, an increase of $4,462,383 or 79% over the comparable prior fiscal year. The gross profit percentage was 26% for the current twelve month period ended September, 1998 compared to 22% for the prior fiscal year. The increase in margins for the twelve months ended September 30, 1998 was primarily due to the absorption of manufacturing overhead over a greater number of units, a program of hedging foreign sales currency exposure, primarily for German Marks and British Sterling, which has stabilized the effect of foreign currency fluctuations, and the shifting of production for most of the Company's European sales to a subcontractor in Scotland, which resulted in lower unit production costs, the elimination of duty on completed boards and reduced shipping costs.

         The chart below illustrates the components of selling, general and administrative expenses:

                                             Dollar Costs                                  Percentage of Sales
                                             ------------                                  -------------------
                                                                                                         Increase/
                              1998               1997           Increase            1998        1997    (Decrease)
                              ----               ----           --------            ----        ----    ----------

Sales & Promotional     $4,603,989         $2,082,782         $2,521,207          11.9%        8.1%        3.8%
Customer Support           301,860            232,740             69,120            .8%         .9%       ( .1%)
Product Handling           449,999            311,961            138,038           1.2%        1.2%         -
General & Admin          1,887,970          1,655,847            232,123           4.9%        6.5%       (1.6%)
                        -----------        ----------       ------------         -----        ----        -----
    Total               $7,243,818         $4,283,330         $2,960,488          18.8%       16.7%        2.1%


Although Customer Support and General and Administrative expenses as a percentage of sales declined in total by 1.7% compared to last year, Sales and Promotional expense as a percentage of sales increased 3.8% compared to the prior year, resulting in an overall increase in Selling, General and Administrative expenses as a percentage of sales of 2.1%. Represented in dollars, Selling General and Administrative expenses increased $2,960,488 over fiscal 1997. The largest component of this increase was Sales and Promotional expenses whose increase of $2,521,207 over the prior represents approximately 85% of the total increase. The increase in sales and promotional expenses was primarily due to the Company allocating approximately $1 million of additional marketing funds to participate, as a Microsoft Windows98 launch partner, in the marketing, promotional and media campaign associated with the introduction of Windows98. In addition, the Company during fiscal 1998 embarked on a commitment to increase its domestic market presence. To achieve this goal, the Company has increased its outside sales staff, paid higher commissions resulting from the 51% net sales increase, and incurred higher marketing and promotional costs in support of increased distribution and retail locations. The Company believes that the number of retail stores carrying the Company's products increased from approximately 300 retail locations at the start of the year to approximately 3,000 as of September 30, 1998 as a result of this program.

     Customer Support, Product Handling, and General and Administrative expenses, which represents approximately 15% of the increase over the prior year, increased $69,120, $138,038 and $232,123 respectively. Additional staff required to consistently maintain a high level of customer support in light of the Company's expanding customer base caused the Customer Support costs to increase. Increased Product Handling costs was a function of greater shipment volume to customers. The increase in General and Administrative costs was mainly for contractual wage increases, higher rent, utilities and building costs for the Company's sales office in California, which opened in June 1997, higher communication costs due to increased voice and data traffic, and approximately $60,000 in listing fees related to the Company's move to the NASDAQ National Market from the NASDAQ Small Cap Market.

         Research and development expenses increased $247,721 or approximately 44%. The increase was due to the strategic addition of personnel which is in line with the Company's commitment to expand its engineering research and development resources to continually enhance current products and further develop future product lines.

         The Company had net other income of $420,796 compared to net other income for the prior fiscal year of $234,292. The increase in net other income was primarily foreign currency exchange rate gains as a result of favorable foreign rates.

         Provision for income taxes was $523,937, or an effective tax rate of 21% in fiscal 1998 compared to $56,003 or an effective tax rate of 5% for fiscal 1997. The 16% increase in the effective tax rate is due primarily to the utilization of all the remaining unrestricted net operating loss carry forwards in fiscal 1997 and the tax benefit realized in the fourth quarter of fiscal 1997 for the disposal of approximately $400,000 of obsolete inventory.

         During the fiscal years prior to 1997, the Company, due to unpredictable sales, new product introduction, rapid product change and the limited track record of profitability, had recorded full valuation allowances against deferred tax assets. At September 30, 1997, the Company had $513,798 in deferred tax assets offset by a valuation allowance of $419,798, resulting in a net deferred tax asset of $94,000. At the end of fiscal 1998, in recognition of the continued profitability of the Company, the ability to carry back deferred tax benefits to offset prior year taxable income and projected profitability, the Company decided to not only substantially reduce the existing valuation allowance , but to forego recording a valuation allowance on deferred tax assets recorded in fiscal 1998. In recognition of this, the Company reduced the valuation allowance by $292,798 during the fourth quarter. Also in the fourth quarter, the Company recognized a net addition to deferred tax assets of $210,333. The reduction of the valuation allowance and the increase in 1998 deferred tax assets without any corresponding valuation allowance resulted in a reduction in the tax provision of $503,131. As of September 30, 1998, the Company had deferred tax assets of $ 724,131 offset by a valuation allowance of $127,000, resulting in a net deferred tax asset of $ 597,131.

         As a result of the above, the Company recorded net income after taxes for the fiscal year ended September 30, 1998 of $1,958,553, which resulted in basic and diluted earnings per share of $0.44 and $0.42, respectively, on weighted average basic and diluted shares outstanding of 4,403,357 and 4,676,747, respectively, compared to net income after taxes of $985,808 for the fiscal year ended September 30, 1997, which resulted in basic and diluted earnings per share of $0.22 on weighted average basic and diluted shares of 4,427,440 and 4,434,598, respectively.

     In two of the previous four fiscal years, the Company has experienced certain revenue trends. Since the Company's products are primarily sold through distributors and retailers, the Company has historically recorded stronger sales results during the Company's first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. The Company experienced this trend in each of the fiscal years ended September 30, 1998 and September 30, 1997. In addition, the Company's international sales, mostly in the European market, were 72 % and 66% of sales for fiscal 1998 and 1997, respectively. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

         To offset the above cycles, the Company is targeting as wide a range of customer types in order to moderate the seasonality of retail sales.

                              Results of Operations
                     Years ended September 30, 1997 and 1996

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

         Unit sales of digital video and video conferencing boards increased to approximately 281,000 as compared to approximately 62,000 for the prior year, resulting in an increase of approximately 353%. Sales to domestic customers for the year ended September 30, 1997 were 34% of net sales as compared to 46% for the prior year. Sales to international customers, primarily in England, Germany and the Netherlands, were 66% of net sales for the current year and 54% for fiscal 1996.

         Gross profit increased to $5,651,217 from $3,680,640, an increase of $1,970,577 or 54% over the fiscal year ended September 30, 1996. The gross profit percentage was 22% compared to 25% for the prior fiscal year. The 19% devaluation of the German Mark during fiscal 1997 coupled with the dynamics of market competition, which limited the amount of compensating price increases, offset lower unit production costs due to the absorption of fixed costs over a greater volume of units, resulting in lower margins for fiscal 1997. During the fourth fiscal quarter of 1997, the Company, in an effort to manage the volatility of the German Mark, sold German Marks in a series of window contracts. The amount of window contracts open as of September 30, 1997 was 5,650,000 German Marks ranging in prices from 1.84 to 1.73 German Marks to the dollar. Based on the German Mark price of 1.76 DM to a dollar at September 30, 1997, the Company had net deferred losses of approximately $100,000. The Company will continue this strategy of hedging projected future German revenues in an effort to control the impact of foreign currency fluctuations.

          Though selling, general and administrative expenses increased $1,261,516, they more importantly declined to 17% of net revenue from 21% of net revenue for the year ended September 30, 1996. The increase in expenses was primarily due to increased sales and marketing expenses $672,356, mainly for higher personnel costs due to an increased outside sales staff, increased commissions resulting from the 74% sales increase and higher marketing and promotional costs in support of increased worldwide retail sales; higher technical support costs of $96,613 for additional staff required to consistently maintain a high level of customer support in light of the increased volume resulting from the Company's 74% growth; higher freight costs of $250,346 due to the higher volume freight costs absorbed by the company; and higher general and administrative costs of $242,201, mainly due to contractual wage increases, personnel growth, rent for the newly opened California office, professional fees paid for a marketing study and higher D&O insurance premiums, reflecting higher coverage in fiscal 1997.

         Research and development expenses increased $112,055 or approximately 25%. The increase was due to the infusion of new capital from the Company's July 1996 conversion of the Company's Class A Warrants, which enabled the Company to expand its engineering research and development resources to enhance current products and further develop future product lines.

         The Company had net other income of $234,291 for the year ended September 30, 1997 as opposed to net other income of $98,438 for the preceding fiscal year. The increase in net other income was primarily due to interest income earned from higher levels of cash invested. Provision for income taxes increased to $56,003 as compared to $30,000 in fiscal 1996. The increase in taxes, due to the 237% increase in net income before taxes, was offset by the utilization of net operating loss carry forwards, the tax benefit realized by disposing of obsolete inventory, the benefit derived from use of the Company's Foreign Sales Corporation and the reduction of the Company's deferred tax benefit valuation allowance (see note 4 of the financial statements). The tax benefit realized from the disposal of obsolete inventory and the benefit realized from the reduction of the deferred tax benefit valuation allowance, were recognized in the fourth quarter.

         As a result of all of the above, the Company recorded a net profit after taxes for the year ended September 30, 1997 of $985,808 or $0.22 per share on weighted average shares outstanding of 4,455,922 as opposed to net income after taxes of $278,952 or $0.09 per share on weighted average shares outstanding of 3,261,126.

Liquidity and Capital Resources

         The Company had a net cash position of $6,281,852, working capital of $9,536,450, and shareholders' equity of $10,036,898 as of September 30, 1998, compared to cash of $5,602,412, working capital of $8,689,914 and shareholders equity of $8,966,772 as of September 30, 1997. The significant items of cash provided by and cash (consumed ) are detailed below:

Net income (adjusted for non cash items),
     excluding deferred tax benefit                            $ 2,386,347
Increase in Deferred Tax Assets                                   (503,131)
Increase in investment for current assets                       (7,329,984)
Operations funded by increase in current liabilities-net         7,356,024
Purchase of Property, Plant & Equipment                           (311,733)
Purchase of treasury stock                                      (1,009,651)
Other                                                               91,568
                                                                ------------

     Net increase in cash and cash equivalents                 $   679,440



         Net cash of $1,909,256 provided by operating activities was primarily due to cash generated from the Company's net income and cash provided by the increase in liabilities, mainly vendor accounts payable, used to fund operations offset by the increase in investments for current assets, mainly receivables and inventory.

         On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The Company will use the repurchased shares for certain employee benefit programs. On December 17, 1997 stock repurchase program was extended by a resolution of the Board of Directors until December 31, 1998. As of September 30, 1998, the Company had repurchased 207,200 shares for $1,203,604 at an average purchase price of approximately $5.81 per share. At September 30, 1997, the Company had purchased 59,200 for $193,593, at an average price of $3.28. The repurchased shares will be used for certain employee benefit programs.

         The purchase of treasury stock consumed cash of $1,009,651 during the fiscal year ended September 30, 1998. Additional cash was used to purchase of property plant and equipment. Minimal cash was provided by the exercise of employee options.

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

Inflation

         While inflation has not had a material effect on the Company's operations in the past, there can be no assurance that the Company will be able to continue to offset the effects of inflation on the costs of its products or services through price increases to its customers without experiencing a reduction in the demand for its products; or that inflation will not have an overall effect on the computer equipment market that would have a material affect on the Company.

Implementation  of New Accounting Pronouncements

          Comprehensive Income

           In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with that same prominence as other financial statements.

         SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. SFAS 130 is not expected to materially impact the Company's disclosures when adopted.

b.       Reporting Segments of an Enterprise

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS 14, " Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. SFAS 131 is not expected to materially impact the Company's disclosures when adopted.

c.        Investment Derivatives and Hedging Activities  Income

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities Income" ("SFAS 133"), requires the recording of all derivative instruments as assets or liabilities measured at fair value. Among other disclosures, SFAS 133 requires that all derivatives be recognized and measured at fair value regardless of the purpose or intent of holding the derivative.

         SFAS 133 is effective for financial statements for periods beginning after June 15, 1999. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard will have on future financial statements.

Year 2000

     An issue affecting most companies is whether computer systems and applications will recognize and process the year 2000 and beyond. Many computer systems were not designed to handle dates beyond the year 1999. The Company has evaluated the effect of year 2000 issues relating to its internal computer systems (primarily used for accounting, inventory control, word processing and certain other administrative functions) and has concluded that certain aspects of its system are not year 2000 compliant. In recognition of this, the Company during 1998 studied the feasibility of upgrading its existing computer software or purchasing new software. The Company concluded that the purchase of new software and the upgrading of computer hardware was the best course of action. Subsequent to the close of the fiscal year, the Company has selected new software. The hardware upgrades and the implementation of new software will begin in January 1999. Testing will be performed in house by Company personnel, with assistance from an outside consultant. The Company expects to have the system operational by the middle of 1999. The Company estimates the cost to the Company to remedy the year 2000 issue will be approximately $150,000. The company expects to fund this project through internally generated cash flow, and will capitalize the project and amortize the cost over a period as prescribed by generally accepted accounting principles.

         The Company plans to initiate communications in early 1999 with third parties the Company does business with in order to identify, if possible, the status of the third parties' year 2000 readiness. The Company will attempt to have this completed by the middle of 1999. However, the Company has limited or no control over the actions taken by these third parties. Accordingly, there can be no assurance that all the third parties the Company does business with will successfully resolve all of their year 2000 issues. The failure of these third parties to resolve their year 2000 issues could have a potentially adverse affect on the Company. During 1999, the Company will attempt to monitor the readiness third parties it currently due business with and look to transact business with third parties who are year 2000 compliant in an effort minimize the risk to the Company.

         It is the Company's intention to address its year 2000 issues prior to being affected by them. If the Company identifies significant risks associated with year 2000 compliance, or if the Company's year 2000 projects deviates from its expected completion date, the Company will devise a contingency plan which the Company intends to develop concurrently with the implementation of the new computer system. Management believes that current plans and monitoring actions will provide ample response time to avoid material adverse affects on the Company's business and financial results.

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

         The financial statements required by Item 7 are included in this Annual Report on Form 10- KSB following Item 13 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        --------------------

         Not  applicable.

                                    PART III

         Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management), and Item 12 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of September 30, 1998 and are incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

     (a) Exhibits

         Exhibit
         Number   Description of Exhibit
         ------   ----------------------

          1.1  Form of Underwriting Agreement with Lew Lieberbaum & Co., Inc.(1)

          3.1  Certificate of Incorporation, as amended to date(1)

          3.2  By-laws, as amended to date(1)(3)

          4.1  Form of Common Stock Certificate(1)

          4.2  1994 Incentive Stock Certificate(1)

          4.3  1996 Non-Qualified Stock Option Plan(4)

          4.4  1998 Incentive Stock Option Plan(5)

          10.1 Form of Employment Agreement with Kenneth R. Aupperle

          10.2 Form of Employment Agreement with Kenneth Plotkin

          10.3 Lease dated February 7, 1990 between Ladokk Realty Company and Hauppauge Computer Works, Inc.(1)

          10.3.1 Modification made February 1, 1996 to Lease dated February 7, 1990 between Ladokk Realty Company and Hauppauge Computer Works, Inc.(2)

          10.8 Long  Island  Development   Corporation  ("LIDC")  Mortgage  Loan
               Agreements(1)

          10.9 The Company's Guaranty of LIDC Loan Agreements(1)

          10.10 Shawmut Mortgage Loan Agreements(1)

          10.11The   Company's   Guaranty   of   the   Shawmut   Mortgage   Loan
               Agreements(1)

          10.12Master  Purchase  Agreement  between  Reuters Ltd. and  Hauppauge
               Computer Works, Inc.(1)

          10.13Credit Agreement  between MTB Bank and Hauppauge  Computer Works,
               Inc. dated March 28, 1996(1)

          21   Subsidiaries of the Company

          23   Consent of BDO Seidman, LLP

          27   Financial Data Schedule


         (1) Denotes document filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.

         (2) Denotes document filed as an exhibit to the Company's Form 10-KSB for September 30, 1996 and incorporated herein by reference.

         (3) With respect to Article X of the By-Laws, denotes document filed as an exhibit to the Company's Form 10-KSB for September 30, 1997 and incorporated herein by reference.

         (4) Denotes document filed as an Exhibit to the Company's definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed on January 22, 1997, and incorporated herein by reference.

         (5) Denotes document filed as an Exhibit to the Company's definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed on January 27, 1998, and incorporated herein by reference.

         (b) Reports on Form 8-K

          No report on Form 8-K was filed by the Company during the fourth quarter of the fiscal year ended September 30, 1998.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
             REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                       TWO YEARS ENDED SEPTEMBER 30, 1998
                       ----------------------------------

                    ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                         Page(s)
                                                                         -------

Report of Independent Certified Public Accountants                          F-2

Consolidated Balance Sheets as of September 30, 1998 and 1997               F-3

Consolidated Statements of Income for the years ended
    September 30, 1998 and 1997                                             F-4

Consolidated Statements of Shareholders' Equity for the years
    ended September 30, 1998 and 1997                                       F-5

Consolidated Statements of Cash Flows for the years ended
    September 30, 1998 and 1997                                             F-6

Notes to Consolidated Financial Statements                            F-7 - F-18

Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York


We have audited the consolidated balance sheets of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital, Inc. and Subsidiaries at September 30, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP
----------------------------
   BDO Seidman, LLP

Melville, New York
December 4, 1998


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                          CONSOLLIDATED BALANCE SHEETS

                                                                                               September 30,

                     ASSETS                                                                1998                1997
                                                                                        ----------          ---------
  Current Assets:

     Cash and cash equivalents (Note 1)                                                $ 6,281,852        $ 5,602,412
     Accounts receivable, net of  allowance for doubtful
          Accounts of  $100,000 and  $100,000                                            6,497,163          3,194,128
     Inventories (Notes 1 and  2)                                                        8,552,097          4,844,366
     Prepaid expenses and other current assets                                             468,763            459,540
     Deferred tax assets  (Note 4)                                                         597,131             94,000
                                                                                           -------             ------
                Total current assets                                                    22,397,006         14,194,446

     Property, plant and equipment-at cost  (Notes 1 and 3)                                805,953            494,220
     Less: Accumulated depreciation and amortization                                       362,343            276,832
                                                                                           -------            -------
                                                                                           443,610            217,388
     Security deposits and other non current assets                                         56,838             59,470
                                                                                            ------             ------

                                                                                       $22,897,454        $14,471,304
                                                                                        ==========         ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

 Current  Liabilities:

     Accounts payable                                                                  $ 9,497,003        $ 4,403,787
     Accrued expenses                                                                    2,342,380            998,130
     Income taxes payable                                                                1,021,173            102,615
                                                                                        ----------          ---------
              Total current liabilities                                                 12,860,556          5,504,532
                                                                                       -----------          ---------

 Commitments and Contingencies (Notes 5, 8 and 9)

 Shareholders' Equity  (Note 6)
     Common stock $.01 par value; 10,000,000 shares authorized, 4,501,402
           And 4,465,302  issued, respectively                                              45,014             44,653
     Additional paid-in capital                                                         10,465,707         10,344,844
     Retained earnings                                                                     729,781        ( 1,228,772)
     Treasury Stock, at cost, 207,200 and  59,200 shares,  respectively (Note 6)        (1,203,604)          (193,953)
                                                                                        ----------        ------------

             Total stockholders' equity                                                 10,036,898          8,966,772
                                                                                        ----------          ---------

                                                                                       $22,897,454        $14,471,304
                                                                                        ==========         ==========

           See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME




                                                       Years ended September 30,
                                                      1998               1997
                                                      -----              ----


Net Sales                                           $38,757,443     $25,613,252

Cost  of Sales                                       28,643,843      19,962,035
                                                     ----------      ----------
    Gross Profit                                     10,113,600       5,651,217

Selling , General and Administrative Expenses         7,243,818       4,283,330
Research & Development Expenses                         808,088         560,367
                                                        -------         -------
    Income from operations                            2,061,694         807,520

Other Income (Expense):
  Interest income                                       236,441         243,235
  Other, net                                            184,355          (8,944)
                                                        -------           -----
      Income before income tax provision              2,482,490       1,041,811

Current Tax Provision                                 1,027,068         150,003
Deferred tax benefit                                   (503,131)        (94,000)
                                                        -------          ------


Income Tax Provision (Note 4)                           523,937          56,003
                                                        -------          ------
      Net income                                     $1,958,553        $985,808
                                                      =========         =======



Net income per share-basic (Note 1)                       $0.44           $.022

Net income per share-diluted (Note 1)                     $0.44           $.022
                                                          -----           -----


           See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                      Retained
                                                                                      Earnings
                                                     Number               Paid-In     (Accumulated     Treasury
                                                   of shares   Amount     Capital     Deficit)         Stock           Total
                                                   ---------   ------     -------     --------         -----           -----

BALANCE AT OCTOBER 1, 1996                         4,465,302   $44,653  $10,344,844   $(2,214,580)          -       $ 8,174,917

 Net income for the year ended  September 30, 1997                                        985,808           -           985,808
 Purchase of treasury stock (Note 6c)                             -            -             -          (193,953)      (193,953)
                                                   ---------    ------   ----------     ---------     ----------     ----------

BALANCE AT SEPTEMBER 30, 1997                      4,465,302   $44,653  $10,344,844   $(1,228,772)   $  (193,953)   $ 8,966,772

 Net income for the year ended  September 30, 1998                                      1,958,553                     1,958,553
 Purchase of treasury stock (Note 6c)                                                                 (1,009,651)    (1,009,651)
 Exercise of Stock Options                            29,600       296       91,272                                      91,568

 Stock issued to pay bonuses                           6,500        65       29,591                                      29,656
                                                   ---------    ------   ----------     ---------     ----------     ----------

BALANCE AT SEPTEMBER  30, 1998                     4,501,402   $45,014  $10,465,707   $   729,781    $(1,203,604)   $10,533,767



           See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     1998                    1997
                                                                                     ----                    ----
Cash Flows From Operating Activities:
  Net income                                                                     $  1,958,553           $  985,808
                                                                                 ------------           ----------

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

     Depreciation and amortization                                                     88,138               50,783
     Provision for uncollectible accounts receivable                                   50,000               24,367
     Provision for system board obsolescence                                          260,000               52,000
     Compensation paid in stock                                                        29,656                 -
      Deferred tax benefit                                                           (503,131)             (94,000)
 Changes in current assets and liabilities:
      Accounts receivable                                                          (3,353,030)          (1,382,610)
      Inventories                                                                  (3,967,731)          (1,757,405)
      Prepaid expenses and other current assets                                        (9,223)            (268,379)
      Accounts payable                                                              5,093,216            1,584,954
      Accrued expenses                                                              2,262,808              163,894
                                                                                 ------------           ----------
                                                                                      (49,297)          (1,626,396)
                                                                                 ------------           ----------
        Net cash provided by (used in)  operating activities                        1,909,256             (640,588)
                                                                                 ------------           ----------

Cash Flows From Investing Activities:
      Security Deposits                                                                  -                  (2,220)
      Purchases of property, plant and equipment                                     (311,733)            (120,002)
                                                                                 ------------           ----------
      Net cash used in investing activities                                          (311,733)            (122,222)
                                                                                 ------------           ----------

Cash Flows From Financing Activities:
      Purchase of treasury stock                                                   (1,009,651)            (193,953)
      Proceeds from the exercise of stock options                                      91,568                 -
                                                                                 ------------           ----------
      Net cash used by financing activities                                          (918,083)            (193,953)
                                                                                 ------------           ----------
      Net  increase (decrease) in cash and cash equivalents                           679,440             (956,763)
Cash and Cash Equivalents, beginning of period                                      5,602,412            6,559,175
                                                                                 ------------           ----------
Cash and Cash Equivalents, end of period                                         $  6,281,852           $5,602,412
                                                                                 ============           ==========


Supplemental  Disclosure:


   Income taxes paid                                                             $    148,522           $   66,895
                                                                                 ------------           ----------
See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Principles of Consolidation

         The consolidated financial statements include the accounts of Hauppauge Digital, Inc. and its two wholly owned subsidiaries, Hauppauge Computer Works, Inc. and HCW Distributing Corp., as well as Hauppauge Computer Works, GMBH and Hauppauge Computer Works, Ltd., both wholly owned subsidiaries of Hauppauge Computer Works, Inc. (collectively, the "Company"). All inter-company accounts and transactions have been eliminated.

Nature of Business

         The Company is primarily engaged in the design, manufacture and selling of WinTV(R) digital video computer boards and video conferencing boards. Win/TV boards convert moving video images from cable TV, video cameras or a VCR to a digital format which is displayed in a sizable window on a PC monitor. These video images can be viewed simultaneously with normal PC operations such as word processing programs and spreadsheet applications. The WinTV(R) board is marketed worldwide through retailers, distributors, original equipment manufacturers and manufacturers' representatives. Net sales to international and domestic customers were approximately 72% and 28%, respectively, of total sales for the year ended September 30, 1998, and 66% and 34%, respectively, for the year ended September 30, 1997. Substantially all of the Company's assets are located in the United States.

Net sales to international customers consist of:

                                    Years ended September 30,
  Sales to:                            1998           1997
  ---------                            ----           ----
Germany                                 38%            28%
United Kingdom                          19%            20%
Netherlands                              3%             5%
Other Countries                         12%            13%
                                        --             --
     Total                              72%            66%

Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents

         For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times such cash in banks are in excess of the FDIC insurance limit. Concentration of credit risk with respect to accounts receivable exists because the Company operates in one industry (See Note 7). Although the Company operates in one industry segment, it does not believe that it has a material concentration of credit risk either from an individual counter party or a group of counter parties, due to the large and diverse user group for its products.

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

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Transactions and Operations

         The Company sells products and services to foreign customers through local sales offices. Revenues and expenses are recorded in U.S. dollars at the current exchange rate at the time of the transaction. Gains due to the changes in exchange rate totaling approximately $184,000 for fiscal 1998 and losses totaling approximately $16,000 for fiscal 1997 were included as a component of other, net.

Financial Instruments

         The Company uses forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. Gains and losses on these positions are deferred and included in the Statement of Income as part of other, net, when the transaction is completed.

Net income  per Share

         During 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share". The statement, effective for financial statements issued after December 15, 1997, provides for the calculation of "basic" and "diluted" net earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average shares outstanding for the period and reflect no dilution for the potential conversation of stock options. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. As required by this statement, all periods presented have been restated to comply with the provisions of SFAS 128. A reconciliation of the shares used in calculating basic and diluted earnings per share follows:
                                                   Years ended September 30,
                                                     1998             1997
Weighted average shares outstanding-basic         4,403,357           4,427,440
Common stock equivalents                            273,390               7,158
                                                  ----------          ---------
Weighted average shares outstanding-diluted       4,676,747           4,434,598


         The Company repurchased 207,200 shares in fiscal 1998 and 59,200 shares in fiscal 1997 for treasury purposes (see note 6a). These shares, on a weighted average basis, have been excluded in calculating weighted average shares outstanding.

Fair Value of Financial Instruments

          The carrying amounts of certain financial instruments, including cash, accounts receivable and accounts payable, approximate fair value as of September 30, 1998 because of the relatively short term maturity of these instruments.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Stock Based Compensation

         The Company accounts for its stock option awards under the intrinsic value based method of accounting as prescribed by APB Opinion Number 25 "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company discloses the pro forma impact on net income and earnings per share as if the fair value based method had been applied as required by SFAS No. 123, "Accounting for Stock Based Compensation" (see note
6c).

Prospective Accounting Changes

a. Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. SFAS 130 is not expected to materially impact the Company's disclosures when adopted.

         Reporting for Segments of an Enterprise

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. SFAS 131 is not expected to materially impact the Company's disclosures when adopted.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

c.       Investment Derivatives and Hedging Activities  Income

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities Income" ("SFAS 133"), which requires the recording of all derivative instruments as assets or liabilities measured at fair value. Among other disclosures, SFAS 133 requires that all derivatives be recognized and measured at fair value regardless of the purpose or intent of holding the derivative.

         SFAS No. 133 is effective for financial statements for periods beginning after June 15, 1999. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard will have on future financial statements.

2.  Inventories

         Inventories consist of the following:

                                   September 30,
                               1998               1997
                               ----               ----

Component Parts            $1,445,811          $1,545,790
Work in Process               511,640           2,181,249
Finished  Goods             6,594,646           1,117,327
                            ---------         -----------
                           $8,552,097          $4,844,366
                           ==========          ==========


         The  Company   continually   reviews  the   inventory   for   potential
obsolescence. Reserves of approximately $260,000 and $52,000 for the years ended September 30, 1998 and 1997, respectively, were included in the cost of sales.

3.  Property, Plant and Equipment

         The following is a summary of property, plant and equipment:

                                             September 30,
                                          1998              1997
                                          ----              ----
Office Equipment and Machinery          $773,384          $465,947
Leasehold Improvements                    32,569            28,273
                                        --------          --------
                                         805,953           494,220
Less: Accumulated depreciation           362,343           276,832
                                        -------           --------
                                        $443,610          $217,388
                                        ========          ========

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

4.  Income Taxes

         The income tax provision consists of the following:

                                                Years Ended September 30,
                                                 1998              1997
                                                 ----              ----
Current tax expense
  Federal income taxes                       $  932,653          $ 120,284
  State income taxes                             94,415             29,719
                                             ----------          ---------
                                             $1,027,068          $ 150,003
                                             ----------          ---------
Deferred tax benefit                           (503,131)           (94,000)
                                             ----------          ---------
  Total Provision                            $  523,937          $  56,003
                                             ==========          =========



Components of  deferred taxes are as follows:


                                                  Years ended September 30,
                                                  1998                1997
                                                  ----                ----
Deferred tax assets:
  Net operating loss carry forwards            $152,259            $229,823
  Inventory obsolescence reserve                101,853              40,812
  Warranty reserve                               27,550              24,650
  Allowance for doubtful accounts                33,807              30,248
  Deferred rent payments                         41,632              37,250
  Capitalized inventory costs                    74,129              72,800
  Sales return reserve                          272,141              53,618
  Other reserves                                 20,760              24,597
                                               --------            --------
Total deferred assets                           724,131             513,798
Valuation allowance                            (127,000)           (419,798)
                                               --------            --------
   Net deferred tax assets                     $597,131            $ 94,000
                                               ========            ========


         Prior to 1997, due to new products, the relative volatility of the industry the Company operates in and the limited track record of profitability, the Company had recorded a full valuation allowance against the deferred tax assets. In recognition of market acceptance of the Company's product as evidenced by the expansion of sales, along with three consecutive years of profitability, the Company reduced the valuation allowance by $292,798 and $282,408, primarily in the fourth quarter of fiscal 1998 and 1997, respectively, which resulted in the recognition of deferred tax benefits $503,131 and $94,000, respectively.

         As of September 30, 1998, the Company had net operating losses, (which expire in years through 2010), of $400,681 available to offset future taxable income. Due to the change in control which resulted from the Company's January 10, 1995 initial public offering of stock, all of the remaining unused net operating losses are subject to limitations per Internal Revenue code section
382. The Company's carry forward utilization of these restricted net operating losses is limited to $275,386 per year. In 1998, the Company utilized $275,386 in restricted tax loss carry forwards. In 1997, the Company utilized $275,386 of restricted net operating losses and $147,361 of unrestricted net operating losses to offset 1997 taxable income. As of September 30, 1997, all of the non restricted net operating loss carry forwards have been utilized.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The difference between the actual income tax provision and the tax provision computed by applying the Federal statutory income tax rate to the income before income tax is attributable to the following:

                                                    Years ended September 30,
                                                    1998              1997
                                                    ----              ----

Income tax at 34%                                $844,047          $354,816
Reduction in deferred income tax
    Valuation allowance (see above)              (292,798)         (282,408)
Permanent differences                              21,250              -
Income taxed at lower than statutory rates       (104,995)         ( 36,020)
State income taxes, net of federal benefit         62,040            19,615
Research and Development credit                  ( 75,000)             -
Other                                              69,393              -
                                                 --------          --------

                                                 $523,937          $ 56,003
                                                 ========          ========




5.  Line of  Credit

     On March 28, 1996, Hauppauge Computer Works, Inc, a wholly owned subsidiary of Hauppauge Digital, Inc., entered into a Credit Agreement with the MTB Bank which expired on February 28, 1998. The Credit Agreement provided for, among other things, a two year asset based line of credit, whereby the Company may borrow up to $1,600,000. The loan required the Company to maintain certain financial covenants and the Company was prohibited from paying cash dividends during the term of the Credit Agreement. As of September, 30, 1997, the Company had not utilized this loan facility. The line expired on February 28, 1998, and the Company chose not to renew the line. The Company is now seeking to replace this loan facility and believes it can replace this credit facility at more favorable rates.

6.  Shareholders' Equity

a.  Treasury Stock

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own Common Stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of September 30, 1998 the Company had repurchased 207,200 shares for $1,203,604, at an average price of $5.81. As of September 30, 1997, the Company had repurchased 59,200 for $193,953, at an average price of $3.28.

b. Exercise of Stock Options

     During 1998, 29,600 options granted for the Company's 1994 incentive stock option plan were exercised at an average price of $3.09. The Company realized $91,568 in proceeds for the exercise of these options.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c.  Stock Compensation Plans

         In August 1994, the Company adopted an Incentive Stock Option Plan ("ISO"), as defined in section 422(A) of the Internal Revenue Code. Pursuant to the ISO, 200,000 options may be granted for up to ten years with exercise prices during the first two years subsequent to the IPO being the greater of the IPO offering price per unit ($3.15) or the fair market value of the common stock at the date of the grant. After the initial two year period, the option price shall be no less than the fair market value of the stock on the date the options are granted. As of September 30, 1998 and September 30, 1997, 196,800 and 157,500 options were outstanding, ranging in prices from $2.69 to $5.09.

         On December 14, 1995, the Board of Directors authorized the adoption of the 1996 NonQualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company's stockholders on March 5, 1996. The Non-Qualified Plan authorizes the grant of 250,000 shares. The plan terminates on March 5, 2006. This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code. There are various tax benefits which could accrue to the Company upon exercise of non qualified stock options that may not be available to the Company upon exercise of qualified incentive stock options. The purpose of the plan is to provide the Company greater flexibility in rewarding key employees, consultants, and other entities without burdening the Company's cash resources. As of September 30, 1998 and September 30, 1997, 110,000 and 40,000 options ranging in prices from $2.69 to $6.44 have been granted to employees under the 1996 Non-Qualified Plan..

         On December 17, 1997 the Company's Board of Directors adopted and authorized a new incentive stock option plan ("ISO") pursuant to section 422A of the Internal Revenue Code. This plan was approved by the Company's shareholders at the Company's March 12, 1998 annual shareholder meeting. The plan as adopted authorizes the grant of 350,000 shares of common stock, subject to adjustment as provided in the plan. The plan terminates on December 16, 2007. The options terms may not exceed ten years. Options can not be granted at less than 100% of the market value at the time of grant. Options granted top employees who own more the 10% of the Company's outstanding common stock will be granted options at not less than 100% of the market value of the stock at the date of grant. As of September 30, 1998, 148,150 were outstanding with exercise prices from $4.50 to $5.09.

         On September 30, 1998 and 1997, in connection with employment contracts the Company had with the Chief Executive Officer and President, 60,000 non qualified stock options for each year became exercisable (see note 9b).

         The Company accounts for its stock option awards under the intrinsic value based method, as prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the employees stock options equals the market price of the underlying stock at the date of the grant, no compensation is cost is recognized.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c.  Stock Compensation Plans-continued

         SFAS Statement 123, "Accounting for Stock Based Compensation,"("SFAS 123") requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997: risk free interest rates of 4.25% and 5.92% for 1998 and 1997, volatility factor of the expected market price of the Company's stock 37 % in 1998 and 35% in 1997, and expected lives of either five or ten years. The weighted average fair value of options granted in 1998 and 1997 were $1.63 to $2.58 and $1.15 to $1.75, respectively.

          Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                      Years Ended September 30,
                                      1998                 1997
                                      ----                 ----
Net income:
    As reported                   $ 1,958,553          $ 985,808
    Pro forma                       1,724,754            843,123

Net income, per share:
    As reported
          Basic                   $      0.44          $    0.22
          Diluted                        0.42               0.22

    Pro Forma
          Basic                   $      0.39               0.19
          Diluted                        0.37               0.19


A summary of the status of the Company's fixed option plans as of September 30, 1998 and 1997 changes during the years ending those dates is presented below:

                                                Weighted                            Weighted
                                                Average                             Average
                                                Exercise         Non                Exercise
                                   ISO          Price            Qualified          Price
                                   ---          -----            ---------          -----

Balance at September 30, 1996     87,000         $3.68            30,000            $3.00
     Granted                      91,100          2.78            70,000             3.08
     Exercised                      -              -                -                 -
     Forfeited                   (20,600)         3.70              -                 -
                                 -------          ----            ------             ---

Balance at September 30, 1997    157,500         $2.95           100,000            $3.06
     Granted                     190,650          4.74           130,000             4.10
     Exercised                   (29,600)         3.10              -                 -
     Forfeited                   ( 3,200)         3.10              -                 -
                                 -------          ----           -------             ----

Balance at September 30, 1998    315,350         $4.10           230,000            $3.64
                                 =======          ====           =======             ====
Options exercisable at year end   83,360         $3.94           155,000            $3.28

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


c.   Stock Compensation Plans-continued

The following table summarizes information about stock options outstanding at September 30, 1998:

             Options Outstanding                     Options Exercisable
             -------------------                     -------------------
Range of                   Weighted Average     Weighted                       Weighted
Exercise      Number       Remaining            Average           Number       Average
Prices      Outstanding    Contractual Life     Exercise Price   Exercisable   Exercise
------      -----------    ------------------   --------------   ----------    --------
$2.69         64,700         4.4 years              $2.69           26,400      $2.69
 3.00         30,000         7.4                     3.00            9,000       3.00
 3.15          8,000         7.1                     3.15            8,000       3.15
 3.15         20,000         6.3                     3.15          120,000       3.15
 2.93          1,600         4.8                     2.93              800       2.93
 3.37          7,500         4.9                     3.37            1,500       3.37
 3.50          5,000         4.9                     3.50            5,000       3.50
 3.75         50,400         3.6                     3.75           20,160       3.75
 4.13          7,500         5.0                     4.13            1,500       4.13
 5.09         90,000         4.3                     5.09           30,000       5.09
 4.63         60,000         9.3                     4.63            6,000       4.63
 4.50         90,650         5.0                     4.50             -          4.50
 6.44         10,000         4.5                     6.44           10,000       6.44
              ------                                               -------
             545,350                                               238,360
             =======                                               =======

7.  Significant Customer Information

         For the year ended September 30, 1998 the Company had no single customer who accounted for more that 10% of net sales. At September 30, 1998 the Company had four customers who accounted for 51% of the net accounts receivable. For the year ended September 30, 1997, the Company had two customers who accounted for 12% and 11% of net sales, respectively.

8.  Related  Party Transactions

         The Company rents its principal office and warehouse space in Hauppauge, New York from a real estate partnership owned by the two principal shareholders of the Company. The lease term expires on January 31, 2006 and includes an option to extend for three additional years. The lease provides for rent increases of 5% per year. On December 17, 1997 in connection with a renegotiation of the lease term, the Company granted 60,000 options to a real estate partnership owned by the principal shareholders at an exercise price of $3.81 per share. The market price of the option equaled the exercise price at the date of the grant. The effect of imputing the fair value of the options granted is immaterial.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Related  Party Transactions-continued

         The indebtedness incurred by the two principal shareholders to purchase the building is also guaranteed by the Company and totaled $1,038,782 at September 30, 1998.

         Annual lease payments are as follows:

                           Year ended September 30,
                           ------------------------

                           1999             354,959
                           2000             372,706
                           2001             391,342
                           2002             410,909
                           2003             431,454
                           Thereafter     1,099,823
                                          ----------
                                         $3,061,193
                                         ==========

         Rent expense totaled approximately $399,166 and $373,704 for the years ended September 30, 1998 and 1997, respectively. The Company pays the real estate taxes and is responsible for normal building maintenance.

9.  Commitment  and Contingencies

a.  Litigation

         In the normal course of business, the Company is a party to various claims and/or litigation. Management and the Company's legal counsel believe that the settlement of all such claims and or/litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

b.  Employment Contracts

     On January 10, 1995, the effective date of the IPO, the Company's president and chief executive officer entered into a three year employment agreement with the Company. The agreements each provide for an annual salary of $60,000 during the first year, $80,000 during the second year and $100,000 during the third year. The agreements also provide for a reasonable auto allowance, term life insurance, medical insurance and certain other benefits as is standard for employees of the Company. In addition, the president and chief executive officer were granted an option to purchase 150,000 shares of the Company's common stock. Such options are exercisable ten years from the date of grant (January 10, 1995) at $3.15 per share, (which was the IPO price), or earlier at a rate of 20% per year if the Company attains certain specified pre tax income levels. At September 30, 1998, 60,000 options are currently exercisable.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b.  Employment Contracts-continued

         On January 10, 1998, upon the expiration of the prior employment agreements, the Company's chief executive officer and president entered into new employment agreements with the Company. The term of the employment agreements is for three years which is automatically renewed each year unless otherwise not authorized by the Board of Directors. The agreements provide each executive with an annual base salary of $125,000, $150,000 and $180,000 for the first, second and third year of the contract. For each annual year thereafter, compensation shall be mutually determined, but can not be less that the preceding year.

            The contract also provides for a bonus of 2% of operating income (income from operations but before interest and other income) to be paid if the operating earnings exceeds the prior year's operating earnings by 120%. A 1% bonus on operating earnings will be paid if the operating earnings exceed the prior year's operating by less than 120%. The agreement also obligates the Company to provide certain disability, medical and life insurance, and a car allowance of $500 per month. In the event of a change of control as defined in the employment agreement, a one time bonus shall be paid equal to the executive's average annual compensation, including base compensation, bonus and benefits, received by him during the thirty six month period preceding the change in control.

                   Pursuant to the January 10, 1998 employment agreements, on January 21, 1998, incentive stock options to acquire 45,000 shares each, exercisable in increments of 33 1/3 % per year at $5.0875 for a period of five years from the date the options first become exercisable, were granted to the chief executive officer and the president. In addition, options to purchase 30,000 non qualified options were issued to the chief executive officer and president, exercisable for a period of ten years at $4.625.

c.       Forward Exchange Contracts

         During the fourth fiscal quarter of 1997, the Company, in an effort to manage the volatility of the German Mark, sold German Marks in a series of window contracts based on future estimated revenue. This program of hedging
German Marks by the selling of Marks through forward exchange contracts continued through fiscal 1998. The amount of window contracts open as of September 30, 1998 and September 30, 1997 was 8,500,000 and 5,650,000 German Marks ranging in prices from 1.66 to 1.78 German Marks to the dollar in 1998 and
1.73 to 1.84 German Marks to the dollar. Based on the German Mark price of 1.67 Marks to a dollar at September 30, 1998, the Company had deferred losses of approximately $206,000. Based on the German Mark price of 1.76 DM to a dollar at September 30, 1997, the Company had net deferred losses of approximately $100,000. The Company will continue this strategy of hedging projected future Deutchmark revenues in an effort to control the impact of foreign currency fluctuations.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly endorsed.

                                 HAUPPAUGE DIGITAL INC.

                                 By: /s/ KENNETH PLOTKIN      Date: 12/29/98
                                      KENNETH PLOTKIN
                                      Chief Executive Officer, Vice-
                                      President, and Secretary

                                 By:/s/ GERALD TUCCIARONE     Date: 12/29/98
                                      GERALD TUCCIARONE
                                      Treasurer and Chief Financial Officer

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.

                                 By:/s/ KENNETH R. AUPPERLE   Date: 12/29/98
                                      KENNETH R. AUPPERLE
                                      Director

                                 By:/s/ KENNETH PLOTKIN       Date: 12/29/98
                                      KENNETH PLOTKIN
                                      Director

                                 By:/s/ STEVEN J. KUPERSCHMID Date: 12/29/98
                                      STEVEN J. KUPERSCHMID
                                      Director

                                 By:/s/ BERNARD HERMAN        Date: 12/29/98
                                      BERNARD HERMAN
                                      Director