Form 10KSB/A
period 1998-09-30
HAUPPAUGE DIGITAL INC
filed 1999-01-28
CIK 930803

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                 Amendment No. 1
(Mark One)
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Directors and Executive Officers

         The following persons are the Directors and executive officers of the Company.

--------------------------------------------------------------------------------------------------------------------------
                 Name                                    Age(1)                        Officer and Positions Held
--------------------------------------------------------------------------------------------------------------------------
Kenneth R. Aupperle                                        41                    President, Chief Operations Officer and
                                                                                 Director
--------------------------------------------------------------------------------------------------------------------------
Kenneth Plotkin                                            47                    Chairman of the Board of Directors,
                                                                                 Chief Executive Officer, Vice-
                                                                                 president, Secretary and Director
--------------------------------------------------------------------------------------------------------------------------
Gerald Tucciarone                                          43                    Chief Financial Officer and Treasurer
--------------------------------------------------------------------------------------------------------------------------
John Casey                                                 42                    Vice-President - Technology
--------------------------------------------------------------------------------------------------------------------------
Bernard Herman                                             71                    Director
--------------------------------------------------------------------------------------------------------------------------
Steven J. Kuperschmid                                      38                    Director
--------------------------------------------------------------------------------------------------------------------------

         (1)  Age as of January 28, 1999.

Kenneth R. Aupperle is a co-founder of the company. He has been the Company's President and Chief Operations Officer since the Company's incorporation. Mr. Aupperle holds a BS in Electrical Engineering and an MS in Computer Science from Polytechnic University, along with additional work toward a Ph.D.

Kenneth  Plotkin  is a  co-founder  of the  Company.  He has been the  Company's
Chairman of the Board of Directors and Chief Executive Officer since the Company's incorporation. Mr. Plotkin is presently Secretary of the Company and is Vice-President in charge of marketing. He holds a BS and an MS in Electrical Engineering from the State University of New York at Stony Brook.

Gerald Tucciarone, prior to his employment with the Company in January, 1995, served as a vice-president of finance from 1985 to 1992 with Walker-Telecommunications, Inc., a manufacturer of phones and voice-mail equipment and from 1992 to 1995, as assistant controller with Chadbourne and Parke. Mr. Tucciarone is a certified public accountant.

John Casey has been the Company's Vice-President - Technology for more than the past five years.

Bernard Herman, from 1979 to 1993, was Chief Executive Officer of Okidata Corp. of Mount Laurel, New Jersey, a distributor of computer peripheral products. Since then he has served as a consultant with reference to computer products.

Steven J. Kuperschmid has been practicing law since 1986 and has been a partner with Certilman Balin Adler & Hyman, LLP, counsel to the Company, since January 1, 1994. Mr. Kuperschmid received his BA from New York University and JD from Fordham University School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

              Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding Common Stock and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report on Form 10-KSB each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended September 30, 1998. To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended September 30, 1998, the Company's officers, Directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them except: Mr. Plotkin failed to file three reports relative to three transactions. Mr. Aupperle failed to file one report relative to one transaction. Mr. Tucciarone failed to file two reports relative to three transactions. Mr. Herman failed to file one report relative to one transaction. Mr. Kuperschmid failed to file one report relative to one transaction.

Item 10.  Executive Compensation

Summary Compensation Table

         The following table sets forth certain information for the fiscal years ended September 30, 1998, 1997 and 1996 concerning the compensation of Kenneth Plotkin, Chairman of the Board and Chief Executive Officer of the Company, Kenneth R. Aupperle, President and Chief Operating Officer of the Company and John Casey, Vice President - Technology of the Company. No other executive officer of the Company had a combined salary and bonus in excess of $100,000 for the fiscal year ended September 30, 1998.



===================================================================================================================================
                                                                  Annual Compensation                   Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Other Annual            Common Stock Underlying
   Name and Principal Position            Year               Salary             Compensation                Options Granted
-----------------------------------------------------------------------------------------------------------------------------------
  Kenneth Plotkin                         1998             $120,412            $ 5,500(1)                         75,000
  Chairman of the Board and Chief
  Executive Officer
------------------------------------------------------------------------------------------------------------------------------------
                                          1997             $  94,016           $ 4,800(1)
------------------------------------------------------------------------------------------------------------------------------------
                                          1996             $  62,746(2)        $ 4,800(1)                         15,000
-----------------------------------------------------------------------------------------------------------------------------------
  Kenneth R. Aupperle President           1998             $ 120,412           $ 5,500                            75,000
  and Chief Operations Officer
------------------------------------------------------------------------------------------------------------------------------------
                                          1997             $  94,016           $ 4,800
------------------------------------------------------------------------------------------------------------------------------------
                                          1996             $  62,746(2)        $ 4,800                            15,000
-----------------------------------------------------------------------------------------------------------------------------------
  John Casey                              1998             $110,888                                               15,500
  Vice President of Technology
------------------------------------------------------------------------------------------------------------------------------------
                                          1997             $103,574                                                4,500
------------------------------------------------------------------------------------------------------------------------------------
                                          1996             $  96,346                                              10,000
===================================================================================================================================

-------------------

(1)Represents non-cash compensation in the form of the use of a car and related expenses.

(2)Does not include compensation deferred as of September 30, 1996 in the amount of $12,331.

Option Grants in Last Fiscal Year

         The  following   table  sets  forth  certain   information   concerning
individual grants of stock options during the fiscal year ended September 30, 1998:

------------------------------------------------------------------------------------------------------------------------------------


                          Number of Shares of               Percentage of Total
                          Common Stock Underlying           Options Granted to
     Name                 Options Granted                   Employees in Fiscal Year       Exercise Price       Expiration Date
------------------------------------------------------------------------------------------------------------------------------------
Kenneth Plotkin                     45,000  (ISO)                     17                      5.0875            January 20, 2008
                                    30,000  (NQ)                      12                      4.6250            January 20, 2008
------------------------------------------------------------------------------------------------------------------------------------
Kenneth R. Aupperle                 45,000 (ISO)                      17                      5.0875            January 20, 2008
                                    30,000 (NQ)                       12                      4.6250            January 20, 2008
------------------------------------------------------------------------------------------------------------------------------------
John Casey                          15,500                             6                        4.50            February 1, 2008
------------------------------------------------------------------------------------------------------------------------------------


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

         The following table sets forth certain information concerning the value of options unexercised as of September 30, 1998:

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Number of Shares of
                                                                         Common Stock Underlying          Value of Unexercised In-
                     Number of Shares of                                 Unexercised Options at           the-Money Options at
                     Common Stock                                        September 30, 1998               September 30, 1998
Name                 Acquired on Exercise           Realized Value       Exercisable/Unexercisable        Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Kenneth Plotkin            -0-                          -0-                  135,000/120,000               $565,417.50/$516,435
------------------------------------------------------------------------------------------------------------------------------------
Kenneth R. Aupperle        -0-                          -0-                  135,000/120,000               $565,417.50/$516,435
------------------------------------------------------------------------------------------------------------------------------------
John Casey                 -0-                          -0-                     6,000/24,000               $   27,248/$97,537
------------------------------------------------------------------------------------------------------------------------------------


Compensation of Directors

Directors of the Company are not compensated solely for being on the Board of Directors. However, during the fiscal year, 5,000 non-qualified options were issued to each of Messrs. Neuhaus (who served as a director until July 2, 1998) and Herman. See "1996 Non-Qualified Stock Option Plan". It is the intention of the Company to issue non-qualified options in the future to non-employee directors.

Employment   Contracts;   Termination   of  Employment   and   Change-in-Control
Arrangements

        On January  10,  1995,  Kenneth R.  Aupperle  and Kenneth  Plotkin  each entered into a three year employment agreement (the "1995 Employment Agreements") with the Company to serve as President, and Chief Operations Officer, Chief Executive Officer, Vice-President in charge of marketing and Secretary, respectively. The 1995 Employment Agreements provided for an annual salary of $60,000 during the first year, $80,000 during the second year and $100,000 during the third year. Each of the 1995 Employment Agreements provided for disability benefits, a car allowance of $400 per month, reasonable reimbursements for automobile expenses and also medical insurance as is standard for the employees of the Company. The 1995 Employment Agreements expired on December 31, 1997.

        As of January 10, 1998, Kenneth R. Aupperle and Kenneth Plotkin each entered into new employment agreements (the "1998 Employment Agreements") with the Company to serve as President and Chief Operations Officer, and Chief Executive Officer, Vice-President in charge of marketing and Secretary, respectively. The 1998 Employment Agreements each provide for at three year term which term is automatically renewable each year unless otherwise terminated by the Board of Directors or employee. The 1998 Employment Agreements provide for an annual base salary of $125,000 during the first year, $150,000 during the second year, and $180,000 during the third year. For each Annual Period (as defined in the 1998 Employment Agreements) thereafter, the 1998 Employment Agreements provide that compensation shall be as mutually determined, but not less than that for the preceding Annual period. In addition, the 1998 Employment Agreements provide for a bonus to be paid as follows: an amount equal to 2% of the Company's earnings, excluding earnings that are not from operations, before reduction for interest and income taxes ("EBIT"), for each fiscal year starting with the year ended September 30, 1998, provided that the Company's EBIT for the applicable fiscal year exceeds 120% of the prior fiscal year's EBIT and if not, then 1% of the Company's EBIT. The determination of EBIT shall be made in accordance with the Company's audited filings with the Securities and Exchange Commission on its Form 10-KSB or Form 10-K. The 1998 Employment Agreements further provide for disability benefits, term life insurance in the amount of $500,000 each for the benefit of the executives' families and the Company, a car allowance of $500 per month, reasonable reimbursement for automobile expense, and medical insurance as is standard for executives of the Company. In the event of a Change in Control in the Company (as defined in the 1998 Employment Agreements), a one-time bonus shall be paid equal to three times the about of the executive's average annual compensation (including salary, bonus and benefits) received by him for the thirty-six month period preceding the date of the Change of Control.

1994 Incentive Stock Option Plan

        On August 2, 1994, the Company adopted an Incentive Stock Option Plan ("ISO"), as defined in section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). 200,000 shares of Common Stock of the Company have been reserved for issuance under the ISO. Pursuant to the ISO, options may be granted for up to ten years with exercise prices (A) during the first two years after January 10, 1995, of no less than the greater of $3.15, or the fair market value of the Common Stock on the date of grant, or (B) thereafter, of no less than fair market value of the Common Stock on the date of grant. On August 6, 1997, the ISO was registered with the Securities and Exchange Commission under Form S-8. Pursuant to the 1998 Employment Agreements, on January 21, 1998, options to acquire a total of 32,500 shares of Common Stock of the Company were granted to Kenneth R. Aupperle and Kenneth Plotkin, in equal shares, exercisable in increments of 33 1/3% per year at $5.0875 per share, for a period of five years form the date the options first become exercisable. Options to acquire a total of 18,500 shares have been granted to Gerald Tucciarone, the Company's Chief Financial Officer, and 14,500 to John Casey, the Company's Vice President of Technology. As of January 28, 1999, options to purchase an aggregate of 196,800 shares of Common Stock of the Company have been granted under the 1994 Incentive Stock Option Plan.

1996 Non-Qualified Stock Option Plan

        On December 14, 1995, the Board of Directors authorized the adoption of the 1996 NonQualified Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company's stockholders on March 15, 1996. The 1996 Non-Qualified Plan authorizes the grant of 250,000 shares of Common Stock of the Company subject to adjustment as provided therein. The 1996 Non-Qualified Plan terminates ten (10) years after stockholder approval. Options granted shall specify the exercise price, the duration of the option, the number of shares to which the option applies and such other terms and conditions not inconsistent with the 1996 Non-Qualified Plan as the Board of Directors or committee administering the 1996 Non-Qualified Plan shall determine. Payment of the exercise price for options under the 1996 Non-Qualified Plan is to be made in cash, by the exchange of Common

Stock having equivalent value or through a "Cashless Exercise." If a participant elects to utilize a Cashless Exercise, he shall be entitled to a credit equal to the amount of that equity by which the current fair market value exceeds the option price on that number of options surrendered and to utilize that credit to exercise additional options held by him that such equity could purchase. There shall be canceled that number of options utilized for the credit and for the options exercised for such credit. In the event of any change of the outstanding Common Stock of the Company by reason of a stock split, stock dividend, combination, reclassification or exchange of shares, recapitalization, merger, consolidation or other similar event, the number of shares available for options and the price thereof shall be proportionately adjusted.

        Pursuant to the 1998 Employment Agreements, on January 21, 1998, options to acquire 30,000 shares of Common Stock of the Company were granted to each Kenneth R. Aupperle and Kenneth Plotkin, exercisable for a period of ten years at $4.625 per share. On March 15, 1996, options to acquire 15,000 shares each were granted to Kenneth R. Aupperle and Kenneth Plotkin, exercisable for a period of ten years at $3.00 per share. On March 5, 1997, options to acquire 5,000 shares of Common Stock of the Company each were granted to Bernard Herman and Leonard Neuhaus, exercisable for a period of five years at $2.69 per share. On February 2, 1998, options to acquire 5,000 shares of Common Stock of the Company each were granted to Bernard Herman and Leonard Neuhaus (a Director until July 2, 1998), exercisable for a period of five years at $4.50 per share. As of January 28, 1998, options to purchase an aggregate of 110,000 shares of Common Stock of the Company have been granted under the 1996 Non-Qualified Stock Option Plan.

1998 Incentive Stock Option Plan

        On December 17, 1997 the Company's Board of Directors authorized the adoption of the 1998 Incentive Stock Option Plan (the "1998 Incentive Plan") which was approved by the Company's stockholders on March 12, 1999, under
Section 422 of the Code. The 1998 Incentive Plan authorizes the grant of 350,000 shares of Common Stock of the Company, subject to adjustment as provided in the plan. Pursuant to the 1998 Employment Agreements, on January 21, 1998, options to acquire a total of 57,500 shares of Common Stock of the Company were granted to Kenneth R. Aupperle and Kenneth Plotkin, in equal shares, exercisable in increments of 33 1/3% per year at $5.0875 per share, for a period of five years from the date the options first become exercisable. Eligibility to participate in the 1998 Incentive Plan is limited to key employees of the Company and its subsidiaries. The 1998 Incentive Plan terminates December 16, 2007. The term of each option may not exceed ten years. Options will not be transferable except upon death and, in such event, transferability will be effected by will or by the laws of descent and distribution. Options under the 1998 Incentive Plan may not be granted at less than 100% of fair market value at the time of the grant. Options granted to employees who own more than 10% of the Company's outstanding Common Stock will be granted at not less than 110% of fair market value for a term of five years. The aggregate market value of stock for which Incentive Stock Options are exercisable during any calendar year by an individual is limited to $100,000, but the value may exceed $100,000 for which options may be granted to an individual. Payment of the exercise price for options under the 1998 Incentive Plan are to be made in cash or by the exchange of Common Stock having equivalent value. For purposes of the 1998 Incentive Plan, fair market value is the last price for the Company's Common Stock as quoted by NASDAQ. No disposition of Common Stock received upon exercise of options shall be made within two (2) years from the date of grant of the Option nor within one (1) year after the exercise. In the event of any future recapitalization, split-up or consolidation of shares, the number of shares and exercise price shall be proportionately adjusted. As of January 28, 1999, options to purchase an aggregate of 148,150 shares of Common Stock of the Company have been granted under the 1998 Incentive Stock Option Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Common Stock

        The following table sets forth, to the knowledge of the Company based solely upon records available to it, certain information as of January 28, 1999 regarding the beneficial ownership of the Company's Common Stock (i) by each person who the Company believes to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) by each current Director, (iii) by each person listed in the Summary Compensation Table under "Executive Compensation" and (iv) by all current executive officers and Directors as a group:


Name of Management Person
and Name and Address
of Beneficial Owne                   Number                     Percent

Kenneth Plotkin(1)(2)              443,150(3)                     9.9%
91 Cabot Court
Hauppauge, NY 11788

Kenneth R. Aupperle(1)(2)          437,610(3)                     9.8%
91 Cabot Court
Hauppauge, NY 11788

Laura Aupperle(1)(2)               302,550(2)                     7.0%
23 Sequoia Drive
Hauppauge, NY 11788

Dorothy Plotkin(1)(2)              305,950(2)                     7.1%
21 Pine Hill Drive
Hauppauge, NY 11788

LCO Investments Limited            215,000                        5.0%
c/o Richards & O'Neil, LLP
885 Third Avenue
New York, NY 10022

John Casey                          53,100(4)                      1.2%


Bernard Herman                      13,000(5)                       *


Steven J. Kuperschmid                -0-                            *

Directors and executive officers
as a group (6 persons)             962,860(6)                      20.8%
---------------------------------
* Less than one (1%) percent.


(1) Laura Aupperle, wife of Kenneth R. Aupperle, beneficially owns 302,550 shares, or 7.0% of the outstanding shares of Common Stock of the Company. Dorothy Plotkin, wife of Kenneth Plotkin, beneficially owns 305,950 shares or 7.1% of the outstanding shares of Common Stock of the Company. Ownership of shares of Common Stock by each individual does not include ownership by that person's spouse which is disclaimed by the named individual.

(2) One presently exercisable warrant has been issued for 60,000 shares to Laddok Realty Co. ("Laddok"), of which Kenneth R. Aupperle and Kenneth Plotkin, and their wives, Laura Aupperle and Dorothy Plotkin, are partners. Each individual expressly disclaims any percentage interest in the warrant other than that which represents such partner's percentage interest in the partnership, which is equal to 15,000 shares.

(3) Includes 60,000 shares of Common Stock issuable upon the exercise of currently exercisable non-qualified stock options granted on January 10, 1995 and exercisable until January 9, 2005, which options were part of an overall grant of a non-qualified stock option to purchase 150,000 shares of Common Stock at $3.15 per share. Also includes 45,000 shares of Common Stock issuable upon the exercise of currently exercisable non-qualified options and 45,000 shares of Common Stock issuable upon the exercise of currently exercisable incentive stock options. Does not include 90,000 shares of Common Stock issuable upon the exercise of currently unexercisable non-qualified stock options. Also does not include 15,000 shares of Common Stock issuable upon the exercise of currently unexercisable incentive stock options.

(4) Includes 6,000 shares of Common Stock issuable upon the exercise of currently exercisable incentive stock options. Does not include 20,000 shares of Common Stock issuable upon the exercise of currently unexercisable incentive stock options.

(5) Includes 10,000 shares of Common Stock issuable upon the exercise of currently exercisable non-qualified stock options.

(6) Includes an aggregate of 328,000 shares of Common Stock issuable upon the exercise of currently exercisable incentive and non-qualified stock options.

Item 12.  Certain Relationships and Related Transactions

     The Company occupies a 25,000 square foot facility at 91 Cabot Court, Hauppauge, New York which it uses as its executive offices and for the testing, storage, and shipping of its products. The Company considers the premises to be suitable for all its needs. The building is owned by Laddok, a partnership consisting of Messrs. Aupperle and Plotkin and their wives and is leased to the Company under a lease agreement expiring on January 31, 2006 with an option of the Company to extend the lease for an additional three years. Rent is currently at the annual rate of $338,058 and will increase to $354,959 per year on February 1, 1999. The rent is payable in equal monthly installments and increases at a rate of 5% per year on February 1, of each year thereafter including during the option period. The premises are subject to two mortgages which have been guaranteed by the Company upon which the outstanding principal amount due as of September 30, 1998 was $1,038,782. The Company pays the taxes and operating costs of maintaining the premises.

     On December 17, 1996 the Board of Directors approved the issuance of warrants to Laddok in consideration of Laddok's agreement to cancel the last three years of the company's lease and to grant an option to the Company to extend the lease for three years. The Stock Option Committee authorized the grant of a warrant to Laddok to acquire 60,000 shares at an exercise price of $3 13/16, which is exercisable for a term of ten years.

     For a discussion regarding the employment agreements of, and stock options granted to, Messrs. Plotkin and Aupperle, see "Item 10. Executive Compensation", above.

                                   SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               HAUPPAUGE DIGITAL, INC.

                                               By: /s/ Gerald Tucciarone
                                                  ------------------------------
                                                  Chief Financial Officer