Form 10QSB
period 1998-12-31
HAUPPAUGE DIGITAL INC
filed 1999-02-12
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:       December  31, 1998

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



Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



As of February 9, 1999, 4,308,502 shares of .01 par value Common Stock of the registrant were Outstanding, not including treasury shares

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION


Item 1.Financial Statements                                             Page No.

Condensed Consolidated Balance Sheets-
   December 31, 1998 and September 30, 1998                                    3

Condensed Consolidated Statements of Income-
  Three Months ended December 31, 1998 and 1997                                4

Condensed Consolidated Statements of Cash Flows-
  Three Months ended December 31, 1998 and 1997                                5

Notes to Condensed Consolidated Financial Statements                         6-7

Item 2. Management's Discussion and Analysis of  Financial Condition        8-12
           and Results of Operations


PART II. OTHER INFORMATION

Item 5.  Legal proceedings                                                    13

Item 6.  Exhibits and Reports on form 8-K                                     13


SIGNATURES                                                                    14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



ASSETS
                                                                                        December 31,
                                                                                            1998             September 30,
                                                                                        (Unaudited)               1998
                                                                                     ------------------    ------------------
 CURRENT ASSETS:
     Cash and cash  equivalents                                                             $6,658,417            $6,281,852
     Accounts receivable, net of allowance for doubtful accounts                             4,939,399             6,497,163
     Inventories (Note 2)                                                                    8,916,120             8,552,097
     Prepaid expenses and other current assets                                                 415,197               468,763
     Deferred tax assets                                                                       655,519               597,131
                                                                                     ------------------    -----------------
                Total current assets                                                        21,584,652            22,397,006

     Property, plant and equipment-at cost                                                     901,678               805,953
     Less: Accumulated depreciation and amortization                                           397,759               362,343
                                                                                     ------------------    -----------------
                                                                                               503,919               443,610
     Security deposits and other non-current assets                                             56,180                56,838
                                                                                     ------------------    -----------------
                                                                                           $22,144,751           $22,897,454
                                                                                     ==================    =================

 LIABILITIES AND SHAREHOLDERS' EQUITY :

 CURRENT LIABILITIES:
    Accounts payable                                                                        $7,578,558            $9,497,003
    Accrued expenses                                                                         2,700,775             2,342,380
    Income taxes payable                                                                       846,569             1,021,173
                                                                                     ------------------    -----------------
              Total current liabilities                                                     11,125,902            12,860,556
                                                                                     ------------------    -----------------


 SHAREHOLDERS' EQUITY
    Common stock $.01 par value; 10,000,000 shares authorized, 4,511,702 and
        4,501,402  issued as of December 31 , 1998  and September 30, 1998                      45,117                45,014
    Additional paid-in capital                                                              10,494,904            10,465,707
    Retained earnings                                                                        1,682,432               729,781
    Treasury Stock, at cost, 207,200 shares  (Note 5)                                      (1,203,604)           (1,203,604)
                                                                                     ------------------    -----------------
              Total stockholders' equity                                                    11,018,849            10,036,898
                                                                                     ------------------    -----------------
                                                                                           $22,144,751           $22,897,454
                                                                                     ==================    =================




           See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                                      Three Months Ended December 31,
                                                                                        1998               1997
                                                                                     (Unaudited)       (Unaudited)
                                                                                --------------------------------------

NET SALES                                                                               $15,056,999         $9,575,745

COST OF SALES                                                                            11,048,110          7,235,944
                                                                                --------------------------------------
    Gross Profit                                                                          4,008,889          2,339,801

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                              2,309,314          1,521,919

RESEARCH & DEVELOPMENT EXPENSES                                                             241,092            174,263
                                                                                --------------------------------------
    Income from operations                                                                1,458,483            643,619

OTHER INCOME :
  Interest income                                                                            49,405             60,546

  Other, net                                                                                 41,763             40,729
                                                                                --------------------------------------
      Income before income tax provision                                                  1,549,651            744,894


INCOME TAX PROVISION (Note 4)                                                               597,000            245,815
                                                                                --------------------------------------
      Net income                                                                           $952,651           $499,079
                                                                                ======================================

Net income per share-basic (Note 3)                                                           $0.22              $0.11

Net income per share-diluted (Note 3)                                                         $0.21              $0.11
                                                                                ======================================


   See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW





                                                                                   Three Months Ended      December 31,
                                                                                          1998                 1997
                                                                                      (Unaudited)           (Unaudited)
                                                                                  -------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $952,651            $499,079
                                                                                  -------------------   -----------------
   Adjustments  to  reconcile  net  income  to net cash  provided  by
    (used  in) operating activities:
     Depreciation and amortization                                                            36,072              15,037
     Provision for uncollectible accounts receivable                                          10,000              10,000
     Provision for system board obsolescence                                                  50,000              50,000
     Compensation paid in stock                                                                2,400                   -
     Deferred tax benefits                                                                   (58,388)                  -
         Changes in current assets and liabilities:
      Accounts receivable                                                                  1,547,764            (191,847)
      Inventories                                                                           (414,023)           (168,321)
      Prepaid expenses and other current assets                                               53,566              83,824
      Accounts payable                                                                    (1,918,443)            119,511
      Accrued expenses                                                                       183,791             609,517
                                                                                  -------------------   ----------------
                                                                                            (507,261)            527,721
                                                                                  -------------------   ----------------
        Net cash provided by  operating activities                                           445,390           1,026,800
                                                                                  -------------------   ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                              (95,725)           (103,347)
                                                                                  -------------------   -----------------
               Net cash used in investing activities                                        (95,725)           (103,347)
                                                                                  -------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                                        -             (41,894)
Proceeds from the exercise of stock options                                                  26,900              20,950
                                                                                  -------------------   -----------------
        Net cash provided by (used in)  financing activities                                 26,900             (20,944)
                                                                                  -------------------   -----------------
        Net  increase in cash and cash equivalents                                          376,565             902,509
Cash and Cash Equivalents, beginning of period                                            6,281,852           5,602,412
                                                                                  -------------------   -----------------
Cash and Cash Equivalents, end of period                                                 $6,658,417          $6,504,921
                                                                                  ===================   =================
SUPPLEMENTAL DISCLOSURES:

   Income taxes paid                                                                       $829,992             $29,392
                                                                                  ===================   =================

           See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three months ended December 31, 1998 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 1998 Form 10- KSB.

         The operating results for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the September 30, 1999 year end.

NOTE 2.  INVENTORIES

         Inventories have been valued at the lower of average cost or market. The components of inventory at December 31, 1998 and September 30, 1998 consist of:

                            December  31,       September 30,
                               1998                 1998
                               ----                 ----

Component    Parts          $1,569,623            $1,445,811
Work in Progress               481,080               511,640
Finished Goods               6,865,417             6,594,646
                             ---------             ---------
                            $8,916,120            $8,552,097
                            ==========            ==========


NOTE 3.  NET INCOME PER SHARE

       Earnings per share are computed using Financial Accounting Standards Number 128, ("SFAS 128") "Earnings per Share." The statement provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average shares outstanding for the period, and excludes any dilutive effects of stock options, warrants and convertible securities. Diluted earnings per share reflects the dilutive effect of additional shares of common stock that could be issued upon the exercise stock options, warrants and convertible securities. Net income per share amounts for the three months ended December 31, 1998, and 1997 have been presented per the requirements of "SFAS 128".

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Net income per share - continued

         The table below shows the number of weighted average shares used in determining basic and diluted earnings per share:

                                                     Three Months Ended
                                                          December 31,
                                                   1998                1997
                                                   ----                ----

Weighted average shares outstanding-basic        4,297,640           4,406,178
Number of shares issued on the assumed
    exercise of stock options                      301,857              89,720
                                                 ----------          ---------
Weighted average shares outstanding-diluted      4,599,497           4,495,898
                                                 ----------          ---------


On November 8, 1996, the Company approved a stock repurchase program. On December 17, 1997, the buyback plan was extended until December 31, 1998 (See note 5). Shares outstanding for the quarter ended December 31, 1998 reflect a reduction on a weighted average basis for the repurchased shares. As of December 31, 1998, the Company had repurchased 207,200 shares.

NOTE 4.  INCOME TAXES

     Income taxes are based on annualized statutory rates for federal and state income taxes. The provision for income taxes reflects an annualized effective tax rate after deductions for the utilization of restricted net operating loss carry forwards, adjustments for items deductible for book purposes but not currently deductible for tax purposes and the benefit which results from the utilization of a foreign sales corporation The benefits of these operating loss carry forwards and deferred tax benefits had previously been subject to a 100% valuation allowance. However, based on three years of profitability up through the end of fiscal 1998 and projected fiscal 1999 taxable income, management reduced the valuation allowance at September 30, 1998 to $127,000. In recognition of continued profitability, the Company reduced the valuation allowance by $30,000 during the first fiscal quarter of 1999 and anticipates total elimination of the valuation by the end of the fiscal year.


NOTE 5.  STOCK REPURCHASE PROGRAM

         On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The Company intends to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of the Board of Directors until December 31, 1998. Through December 31, 1998, the Company had repurchased 207,200 shares for $1,203,604 at an average purchase price of approximately $5.81 per share.

ITEM 2.                Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations

Three Month Period ended December 31, 1998 versus December   30, 1997
----------------------------------------------------------------------

     Sales for the three months ended December 31, 1998 were $15,056,999 compared to $9,575,745 for the prior year's first fiscal quarter, resulting in an increase of $5,481,254 or 57%. The increase in sales was primarily due to the expansion of the Company's domestic distribution and retail channels from approximately 300 retail locations carrying the Company's product to approximately 3,000 retail locations, sales growth in Europe due to expanding sales from existing customers plus expansion into new geographic markets in Europe, plus a growth in sales to direct corporate customers.

     Unit sales of digital video and conferencing boards for the three months ended December 31, 1998 increased about 75% to approximately 166,000 as compared to approximately 95,000 for the prior year. Sales to domestic customers for the first fiscal quarter were 26% of net sales for this year's first fiscal quarter and 23% for the prior year's first fiscal quarter. Sales to international customers were 74% of net sales compared to 77% of net sales for the three months ended December 31, 1997.

     Gross profit increased to $4,008,889 from $2,339,801, an increase of $1,669,088 or 71% over the comparable quarterly period of the prior fiscal year. The gross profit percentage was 27% for the three months ended December 31, 1998 compared to 24% for the prior year's first fiscal quarter. The increase in margins was primarily due to the absorption of manufacturing overhead over a greater number of units, a program of hedging foreign sales currency exposure, primarily for German Marks and British Sterling, which has stabilized the effect of foreign currency fluctuations, and the shifting of production for most of the Company's European sales to a subcontractor in Scotland, which resulted in lower unit production costs, the elimination of duty on completed boards and reduced shipping costs.

     The chart below illustrates the components of selling, general and administrative expenses:

                                            Three months ended December 31,
                                Dollar Costs                      Percentage of Sales
                                                                                Increase/
                            1998        1997      Increase     1998      1997   (Decrease)
                            ----        ----      --------     ----      ----   ----------

Sales & Promotional     $1,460,838   $  881,706   $579,132     9.7%     9.2%        .5%
Customer Support            96,762       74,594     22,168      .6%      .8%      (.2%)
Product Handling           126,229      119,570      6,659      .8%     1.2%      (.4%)
General & Admin            625,485      446,049    179,436     4.2%     4.7%      (.5%)
                           -------      -------    -------     ---      ---       ---
     Total              $2,309,314   $1,521,919   $787,395    15.3%    15.9%      (.6%)

As a percentage of sales, Selling, General and Administrative expenses declined by .6% when compared to the first fiscal quarter of 1998. Declines in Customer Support, Product Handling and General and Administrative expenses of 1.1% were offset by a .5% increase in Sales and Promotional expense. Represented in dollars, Selling General and Administrative expenses increased $787,395 over the comparable prior year's fiscal first quarter. The largest component of this increase was Sales and Promotional expenses whose increase of $579,132 over the prior year's first fiscal quarter represents approximately 74% of the total increase. The increase in sales and promotional expenses was primarily due to the expansion of marketing and advertising funds required to support the increase in retail locations, which the Company believes stands at approximately 3,000 retail locations at the end of the first fiscal quarter of 1999 as opposed to approximately 300 retail locations at the end of the prior year's first fiscal quarter, increased outside sales staffing, higher commissions resulting from the 57% net sales increase and higher marketing costs attributed to Europe as the Company expands its European sales offices into new geographic locations.

         Customer Support, Product Handling, and General and Administrative expenses, which represents approximately 26% of the increase over the prior year, increased $22,168, $6,659 and $179,436 respectively. Additional staff required to consistently maintain a high level of customer support in light of the Company's expanding customer base caused the Customer Support costs to increase. Increased Product Handling costs was a function of greater shipment volume to customers. The increase in General and Administrative costs was mainly for contractual wage increases, higher professional fees for consulting work performed for the Company, and increased accruals for compensation that is based on the profitability of the Company.

         Research and development expenses increased $66,829 or approximately 38%. The increase was due to the addition of personnel which is in line with the Company's commitment to expand its engineering research and development resources to continually enhance current products and further develop future product lines.

         The Company had net other income of $91,168 compared to net other income for the prior year's first fiscal quarter of $101,275. The decrease in net other income was primarily due to slightly lower returns on monies invested.

         Provision for income taxes was $597,000, or an effective tax rate of 38% for the three months ended December 31, 1998 compared to $245,815 or an effective tax rate of 33% for the three months ended December 31, 1997. The increase in the net effective rate is primarily due to the timing of certain reserves which are deductible for book purposes but not currently deductible for tax purposes, which resulted in an addition to the deferred tax asset account of $28,388.

     At the end of fiscal 1998, the Company had a deferred tax valuation allowance of $127,000. In recognition of the continued profitability during the first quarter of fiscal 1999, the valuation allowance was reduced by $30,000 in the first quarter of 1999.

     As a result of the above, the Company recorded net income after taxes for the quarter ended December 31, 1998 of $952,651, which resulted in basic and diluted earnings per share of $0.22 and $0.21, respectively, on weighted average basic and diluted shares outstanding of 4,297,640 and 4,599,497, respectively, compared to net income after taxes of $499,079 for the three months ended December 31, 1997, which resulted in basic and diluted earnings per share of $0.11 on weighted average basic and diluted shares of 4,406,178 and 4,495,898, respectively.

     In two of the previous four fiscal years, the Company has experienced certain revenue trends. Since the Company's products are primarily sold through distributors and retailers, the Company has historically recorded stronger sales results during the Company's first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. The Company experienced this trend in each of the fiscal years ended September 30, 1998 and September 30, 1997. In addition, the Company's international sales, mostly in the European market, were 72 % and 66% of sales for fiscal 1998 and 1997, respectively, and 74% for the first fiscal quarter ended December 31, 1998. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period. To offset the above cycles, the Company is targeting as wide a range of customer types in order to moderate the seasonality of retail sales.

Liquidity and Capital Resources

     The Company had a net cash position of $6,658,417 working capital of $10,458,750 and shareholders' equity of $11,018,849 as of December 31, 1998, compared to cash, working capital and shareholders' equity of $6,281,852, $9,536,450 and $10,036,898, respectively, as of September 30, 1998. The significant items of cash provided by and cash (consumed ) are detailed below:

Net income (adjusted for non cash items), excluding deferred tax benefits  $1,051,123
Additions to deferred tax assets                                           (   58,388)
Decrease in investment for current assets                                   1,187,307
Cash expended for reduction in current  liabilities-net                    (1,734,652)
Purchase of Property, Plant & Equipment                                    (   95,725)
Other                                                                          26,900

     Net cash of $ 445,390 provided by operating activities was primarily due to cash generated from the Company's net income, adjusted for non cash items, and cash provided by the reduction in the company's investment in current assets, mainly receivables, offset by cash consumed attributable to the reduction of current liabilities, mainly vendor accounts payable and income taxes.


     Additional cash was used to purchase fixed assets. Minimal cash was provided by the exercise of employee options.

     The Company's asset based credit facility expired on February 28, 1998. The company has chosen not to renew the loan facility. The Company feels it is in a position to obtain new financing at more competitive rates, and is currently negotiating with new institutions to replace the expired loan facility.

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The Company will use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of the Board of Directors until December 31, 1998. Through December 31, 1998, the Company had repurchased 207,200 shares for $1,203,604 at an average purchase price of approximately $5.81 per share.

     The Company believes that its current cash position and its internally generated cash flow will be sufficient to satisfy the Company's anticipated operating needs for a least the ensuing twelve months.

Year 2000

     An issue affecting most companies is whether computer systems and applications will recognize and process the year 2000 and beyond. Many computer systems were not designed to handle dates beyond the year 1999. The Company has evaluated the effect of year 2000 issues relating to its internal computer systems (primarily used for accounting, inventory control, word processing and certain other administrative functions) and has concluded that certain aspects of its system are not year 2000 compliant. In recognition of this, the Company during 1998 studied the feasibility of upgrading its existing computer software or purchasing new software. The Company concluded that the purchase of new software and the upgrading of computer hardware was the best course of action. During the first fiscal quarter of 1999, the Company has selected new software. The hardware upgrades and the implementation of new software began during January 1999. Testing will be performed in house by Company personnel, with assistance from an outside consultant. The Company expects to have the system operational by the middle of 1999. The Company estimates the cost to the Company to remedy the year 2000 issue with regard to their internal computer system will be approximately $150,000. The company expects to fund this project through internally generated cash flow, and will account for the project as prescribed by the rules under generally accepted accounting principles.

     The Company plans to initiate communications in early 1999 with third parties the Company does business with in order to identify, if possible, the status of the third parties' year 2000 readiness. The Company will attempt to have this completed by the middle of 1999. However, the Company has limited or no control over the actions taken by these third parties. Accordingly, there can be no assurance that all the third parties the Company does business with will successfully resolve all of their year 2000 issues. The failure of these third parties to resolve their year 2000 issues could have a potentially adverse affect on the Company. During 1999, the Company will attempt to monitor the readiness of third parties it currently does business with and look to transact business with third parties who are year 2000 compliant in an effort minimize the risk to the Company.

     It is the Company's intention to address its year 2000 issues prior to being affected by them. If the Company identifies significant risks associated with year 2000 compliance, or if the Company's year 2000 project deviates from its expected completion date, the Company will devise a contingency plan which the Company intends to develop concurrently with the implementation of the new computer system. Management believes that current plans and monitoring actions will provide ample response time to avoid material adverse affects on the Company's business and financial results.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS AND RISK FACTORS

     From time to time, information provided by the company, statements made by its employees or information provided in its Securities and Exchange Commission filings, such as information contained in this Form 10-Q, including certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may contain forward looking information. The words "Estimate, "Plan", "Intend" "Believes, "Expect", "Anticipates", "Projects" and similar words or expressions are intended to identify forward looking statements. These statements speak only as of the date of this report. Such forward looking statements involve and are subject to known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements of the Company to be materially different from any future results, performance ( financial or operating), or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: rapid changes in technology; lack of funds for future research; competition, proprietary patents and rights of others; loss of major customers; loss of sources of supply for digital video processing chips; non-availability of management; government regulation; domestic and foreign economic conditions; currency fluctuations; the inability of the Company to profitably sell its products and the impact of complications due to year 2000 compliance. The market price of the Company's common stock may be volatile at times in response to fluctuation in the company's quarterly operating results, changes in analysts' earnings estimates, market conditions in the computer hardware industry, seasonality of the business cycle, as well as general conditions and other factors external to the Company.

PART II.  OTHER INFORMATION

Item 1  Legal Proceedings

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

     Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of the AII litigation. In the event that HCW were not to prevail in this litigation, HCW could be required to pay significant damages to AII and could be enjoined from further use of such technology as it presently exists. Although a negative outcome in the AII litigation would have a material adverse affect on HCW, including, but not limited to, its operations and financial condition, HCW believes that, if it is held that HCW's products infringe AII's patent rights, HCW would attempt to design components to replace the infringing components or would attempt to negotiate with AII to utilize its system, although no assurances can be given that HCW would be successful in these attempts. At the present time, HCW can not assess the possible cost of designing and implementing a new system or obtaining rights from AII. As of December 31, 1998, the Company estimated that legal fees incurred up to December 31,1998 were approximately $10,000.

Item 6  Exhibits and Reports on Form 8-K

(a) Exhibits

        27. Financial Data Schedule

(b) Reports on form 8-K
           None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HAUPPAUGE DIGITAL, INC.
                                               Registrant


Date: February 9, 1999                      By /s/ Kenneth Plotkin
      -----------------                       ----------------------------------
                                              KENNETH  PLOTKIN
                                              Vice President and
                                              Chief Executive Officer




Date: February 9, 1999                     By  /s/ Gerald Tucciarone
      -----------------                      -----------------------------------
                                             GERALD TUCCIARONE
                                             Treasurer and Chief
                                             Financial Officer