Form 10-Q
period 1999-03-31
HAUPPAUGE DIGITAL INC
filed 1999-05-14
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:       March 31, 1999

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



As of May 7, 1999, 4,314,302 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION


Item 1.Financial Statements                                             Page No.

Condensed Consolidated Balance Sheets-
  March 31, 1999 and September 30, 1998                                    3

Condensed Consolidated Statements of Income-
  Six Months ended March 31, 1999 and 1998                                 4

Condensed Consolidated Statements of Income-
  Three Months ended March  31, 1999 and 1998                              5

Condensed Consolidated Statements of Cash Flows-
  Six Months ended March  31, 1999 and 1998                                6

Notes to Condensed Consolidated Financial Statements                       7-9

Item 2.  Management's Discussion and Analysis of  Financial Condition      10-16
         and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                 17

Item 4.  Submission of Matters to a Vote of Security Holders               17/18

Item 6.  Exhibits and Reports on form 8-K                                  18


SIGNATURES
                                                                           19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                                                          March 31,
                                                                                             1999              September 30,
                                                                                         (Unaudited)               1998

                                                                                         -------------    -   -------------
 CURRENT ASSETS:
     Cash and cash  equivalents                                                           $5,736,065            $6,281,852
     Accounts receivable, net of allowance for doubtful accounts                           7,610,783             6,497,163
     Inventories (Note 2)                                                                  9,402,186             8,552,097
     Prepaid expenses and other current assets                                               442,294               468,763
     Deferred tax assets (Note 4)                                                            720,031               597,131
                                                                                             -------               -------
           Total current assets                                                           23,911,359            22,397,006

     Property, plant and equipment-at cost                                                 1,089,212               805,953
     Less: Accumulated depreciation and amortization                                         436,399               362,343
                                                                                             -------               -------
                                                                                             652,813               443,610
     Security deposits and other non-current assets                                           55,522                56,838
                                                                                              ------                ------
                                                                                         $24,619,694           $22,897,454
                                                                                         ===========           ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY :

 CURRENT LIABILITIES:
     Accounts payable                                                                     $9,271,829            $9,497,003
     Accrued expenses                                                                      2,446,547             2,342,380
     Income taxes payable                                                                  1,046,458             1,021,173
                                                                                           ---------             ---------
           Total current liabilities                                                      12,764,834            12,860,556
                                                                                          ----------            ----------

 SHAREHOLDERS' EQUITY
     Common stock $.01 par value; 10,000,000 shares authorized, 4,521,602 and
        4,501,402 issued, respectively                                                        45,216                45,014
                                                                                          10,528,789            10,465,707
     Retained earnings                                                                     2,547,984               729,781
     Treasury Stock, at cost, 214,300 and 207,200 shares, respecitvely (Note 5)           (1,267,129)           (1,203,604)
                                                                                          ----------            ----------
           Total stockholders' equity                                                     11,854,860            10,036,898
                                                                                          ----------            ----------
                                                                                         $24,619,694           $22,897,454
                                                                                         ===========           ===========



           See accompanying notes to consolidated financial statements

                      HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                         Six Months Ended March 31,
                                                                                        1999                   1998
                                                                                     (Unaudited)            (Unaudited)
                                                                                ---------------------------------------

Net Sales                                                                           $29,569,767            $17,401,235

Cost  of  Sales                                                                      21,525,525             13,192,004
                                                                                     ----------             ----------
  Gross Profit                                                                        8,044,242              4,209,231

Selling, General and  Administrative Expenses                                         4,597,699              2,849,464
Research  and  Development Expenses                                                     526,256                348,281
                                                                                        -------                -------
  Income from operations                                                              2,920,287              1,011,486

Other Income :
  Interest income                                                                        94,147                120,395
  Other, net                                                                            (74,231)                60,639
                                                                                        -------                 ------
    Income before income tax provision                                                2,940,203              1,192,520


Income Tax Provision (Note 4)                                                         1,122,000                392,815
                                                                                      ---------                -------
  Net income                                                                         $1,818,203               $799,705
                                                                                     ==========               ========

Net income per share-basic (Note 3)                                                       $0.42                  $0.18

Net income per share-diluted (Note 3)                                                     $0.39                  $0.18
                                                                                          =====                  =====


           See accompanying notes to consolidated financial statements

                      HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Three Months Ended March 31,
                                                                                        1999                   1998
                                                                                     (Unaudited)           (Unaudited)
                                                                                ---------------------------------------

Net Sales                                                                           $14,512,768           $7,825,490

Cost of  Sales                                                                       10,477,415            5,956,060
                                                                                     ----------            ---------
  Gross Profit                                                                        4,035,353            1,869,430

Selling, General and Administrative Expenses                                          2,288,385            1,327,545
Research and  Development  Expenses                                                     285,164              174,018
                                                                                        -------              -------
  Income from operations                                                              1,461,804              367,867

Other Income, (expense)
  Interest income                                                                        44,742               59,849
  Other, net                                                                           (115,994)              19,910
                                                                                       ---------              ------
     Income before income tax provision                                               1,390,552              447,626

Income Tax Provision (Note 4)                                                           525,000              147,000
                                                                                        -------              -------
  Net income                                                                           $865,552             $300,626
                                                                                       ========             ========

Net income per share-basic (Note 3)                                                       $0.20                $0.07

Net income per share-diluted (Note 3)                                                     $0.19                $0.07
                                                                                          =====                =====



           See accompanying notes to consolidated financial statements

                      HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW





                                                                                          Six Months Ended March 31,
                                                                                          1999               1998
                                                                                      (Unaudited)         (Unaudited)
                                                                                      -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $1,818,203              $799,705
                                                                                     ----------              --------
   Adjustments  to  reconcile  net  income  to net cash  provided  by (used  in)
    operating activities:
     Depreciation and amortization                                                       75,369               15,037
     Provision for uncollectible accounts receivable                                     20,000               10,000
     Provision for system board obsolescence                                            100,000               50,000
     Compensation paid in stock                                                           2,400                  -
     Deferred tax benefits                                                             (122,900)                 -
   Changes in current assets and liabilities:
     Accounts receivable                                                             (1,133,618)            (191,847)
     Inventories                                                                       (950,089)            (168,321)
     Prepaid expenses and other current assets                                           26,469               83,824
     Accounts payable                                                                  (225,173)             119,511

     Accrued expenses                                                                   129,452              609,517
                                                                                        -------              -------
                                                                                     (2,078,090)             527,721
                                                                                     ----------              -------
        Net cash (used in) provided by  operating activities                           (259,887)           1,327,426
                                                                                       --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                         (283,259)            (103,347)
                                                                                       --------             --------
        Net cash used in investing activities                                          (283,259)            (103,347)
                                                                                       --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                              (63,525)             (41,894)
Proceeds from the exercise of stock options                                              60,884               20,950
                                                                                         ------               ------
        Net cash used in  financing activities                                           (2,641)             (20,944)
                                                                                         ------              -------
        Net (decrease) increase in cash and cash equivalents                           (545,787)           1,203,135
Cash and Cash Equivalents, beginning of period                                        6,281,852            5,602,412
                                                                                      ---------            ---------
Cash and Cash Equivalents, end of period                                             $5,736,065           $6,805,547
                                                                                     ==========           ==========
SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                                                                 $1,313,615              $29,392
                                                                                     ==========              =======


           See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month and six month periods ended March 31, 1999 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 1998 Form 10-KSB.

         The operating results for the three months and six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the September 30, 1999 year end.

NOTE 2.  INVENTORIES

         Inventories have been valued at the lower of average cost or market. The components of inventory at March 31, 1999 and September 30, 1998 consist of:

                                         March 31,        September 30,
                                           1999               1998
                                           ----               ----


     Component Parts                  $  2,324,550        $  1,445,811
     Work in Progress                      481,080             511,640
     Finished Goods                      6,596,556           6,594,646
                                         ---------           ---------

                                      $  9,402,186        $  8,552,097
                                      ============        ============

NOTE 3.  NET INCOME PER SHARE

     Earnings per share are computed using Financial Accounting Standards Number 128, ("SFAS 128") "Earnings per Share." The statement provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average shares outstanding for the period, and excludes any dilutive effects of stock options, warrants and convertible securities. Diluted earnings per share reflects the dilutive effect of additional shares of common stock that could be issued upon the exercise of stock options, warrants and convertible securities. Net income per share amounts for the three months and six months ended March 31, 1999, and 1998 have been presented per the requirements of "SFAS 128".

     The table below shows the number of weighted average shares used in determining basic and diluted earnings per share:


                                                        Three Months Ended
                                                             March 31,
                                                     1999                1998
                                                     ----                ----

Weighted average shares outstanding-basic        4,309,201            4,400,524
Number of shares issued on the assumed
    exercise of stock options                      325,985              148,965
                                               -----------           ----------
Weighted average shares outstanding-diluted      4,635,186            4,549,489
                                               -----------           ----------


                                                         Six Months Ended
                                                             March 31,
                                                     1999                1998
                                                     ----                ----

Weighted average shares outstanding-basic        4,303,357            4,403,382
Number of shares issued on the assumed
    exercise of stock options                      311,754              115,809
                                                ----------           ----------
Weighted average shares outstanding-diluted      4,615,111            4,518,991
                                                ----------           ----------


Shares outstanding for the quarter ended and six months ended March 31, 1999 reflect a reduction on a weighted average basis for repurchased shares. (See note 5).

NOTE 4.  INCOME TAXES

     Income taxes are based on annualized statutory rates for federal and state income taxes. The provision for income taxes reflects an annualized effective tax rate after deductions for the utilization of restricted net operating loss carry forwards, adjustments for items deductible for book purposes but not currently deductible for tax purposes and the benefit which results from the utilization of a foreign sales corporation. The benefits of these operating loss carry forwards and deferred tax benefits had previously been subject to a 100% valuation allowance. However, based on three years of profitability up through the end of fiscal 1998 and projected fiscal 1999 taxable income, management reduced the valuation allowance at September 30, 1998 to $127,000. In recognition of continued profitability, the Company reduced the valuation allowance by $60,000 during the first six months of 1999 and anticipates total elimination of the valuation by the end of the fiscal year.



                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5.  STOCK REPURCHASE PROGRAM

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The Company intends to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of the Board of Directors. Through March 31, 1999, the Company had repurchased 214,300 shares for $1,267,129 at an average purchase price of approximately $5.91 per share.

  ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

Six Month Period ended March  31, 1999 versus March  31, 1998
--------------------------------------------------------------

         Sales for the six months ended March 31, 1999 were $29,569,767 compared to $17,401,235 for the comparable period ending March 31, 1998, resulting in an increase of $12,168,532 or 70%. The primary forces driving the sales growth was an increase in the Company's domestic distribution and retail channels, increased European sales due to the Company's expansion into new geographic markets, increased sales to our existing European customers, plus a growth in sales to direct corporate customers.

         Unit sales of digital video and conferencing boards for the six months ended March 31, 1999 increased about 93% to approximately 327,000 as compared to approximately 169,000 for the prior year. Sales to domestic customers for the six month period were 23% of net sales for the current fiscal year and 26% for the prior year. Sales to international customers were 77% of net sales for the current fiscal year compared to 74% for the comparable six month period of the prior fiscal year.

         Gross profit increased to $8,044,242 from $4,209,231, an increase of $3,835,011 or 91% over the prior fiscal year. The gross profit percentage was 27% for the six months ended March 31, 1999 compared to 24% for the six months ended March 31, 1998. The increase in margins was primarily due to the shifting of production and shipping for most of the Company's European sales to a subcontractor in Scotland which reduced unit production costs, absorption of manufacturing overhead over a greater number of units and hedging foreign sales to manage currency exposure.


         The chart below illustrates the components of selling, general and administrative expenses:

                                                                 Six months ended March  31,
                                                                 ----------------------  ---
                                                   Dollar Costs                                Percentage of Sales
                                                   ------------                                -------------------
                                                                                                                   Increase/
                                    1999               1998           Increase            1999          1998      (Decrease)
                                    ----               ----           --------            ----          ----      ----------

Sales & Promotional              $2,848,261        $1,676,234        $1,172,027           9.5%           9.6%       (  .1%)
Customer Support                    213,449           142,238            71,211            .7%            .8%       (  .1%)
Product Handling                    280,904           171,205           109,699            .9%           1.0%       (  .1%)
General & Admin                   1,255,085           859,787           395,298           4.2%           4.9%       (  .7%)
                                -----------          --------         ---------          -----        --------      ----------
    Total                        $4,597,699        $2,849,464        $1,748,235          15.3%          16.3%       ( 1.0%)


     As a percentage of sales, Selling, General and Administrative expenses for the six months ended March 31, 1999 declined by 1.0% when compared to the prior fiscal year. Sales & Promotional, Customer Support and Product Handling declined by an aggregate total of .3%, and General and Administrative expenses declined by .7%. Represented in dollars, Selling, General and Administrative expenses increased $1,748,235 over the comparable prior year's six month period. The largest component of this increase was Sales and Promotional expenses whose increase of $1,172,027 over the prior year represents approximately 67% of the total increase. The increase in Sales and Promotional expenses was primarily due to the expansion of marketing funds required to support product visibility at a higher number of retail locations, higher commissions resulting from the 70% net sales increase and increased personnel costs.

     Customer Support, Product Handling, and General and Administrative expenses, which represents approximately 33% of the increase over the prior year, increased $71,211, $109,699 and $395,298 respectively. Additional worldwide staff required to consistently maintain a high level of customer support in light of the Company's expanding domestic and international customer base caused the Customer Support costs to increase. Increased Product Handling costs was a function of greater shipment volume to customers. The increase in General and Administrative costs was mainly for contractual wage increases, higher professional fees for consulting work performed for the Company, and increased incentive compensation due to the increased profitability of the Company.


     Research and development expenses increased $177,975 or approximately 51%. The increase was due to the added funds allocated for increased personnel and prototypes costs as the Company expands its current product line and develops its new line of digital products.

     The Company had net other income for the six months ended March 31, 1999 of $19,196 compared to net other income for the prior year of $181,034. The decrease in net other income was primarily due to lower returns on monies invested and foreign currency losses due to the decline of the Euro.

     Provision for income taxes was $1,122,000, or an effective tax rate of 38% for the six months ended March 31, 1999 compared to $392,815 or an effective tax rate of 33% for the six months ended March 31, 1998. The increase in the net effective rate is primarily due to the timing of certain reserves which are deductible for book purposes but not currently deductible for tax purposes, which resulted in an addition to the deferred tax asset account of $62,900.

     As a result of the above, the Company recorded net income after taxes for the six months ended March 31, 1999 of $1,818,203, which resulted in basic and diluted earnings per share of $0.42 and $0.39, respectively, on weighted average basic and diluted shares outstanding of 4,303,357 and 4,615,111, respectively, compared to net income after taxes of $799,705 for the six months ended March 31, 1998, which resulted in basic and diluted earnings per share of $0.18 on weighted average basic and diluted shares of 4,403,382 and 4,518,991, respectively.


Three Month Period ended March  31, 1999 versus March  31, 1998
----------------------------------------------------------------

     Sales for the three months ended March 31, 1999 were $14,512,768 compared to $7,825,490 for the prior fiscal quarter ending March 31, 1998, resulting in an increase of $6,687,278 or 85%. The primary forces driving the sales growth was an increase in the Company's domestic distribution and retail channels, increased European sales due to the Company's expansion into new geographic markets, increased sales to our existing European customers, plus a growth in sales to direct corporate customers.

     Unit sales of digital video and conferencing boards for the three months ended March 31, 1999 increased about 117% to approximately 161,000 as compared to approximately 74,000 for the prior year. Sales to domestic customers for this year's second fiscal quarter were 20% of net sales compared to 29% for the prior year's second fiscal quarter. Sales to international customers were 80% of net sales for the second fiscal quarter compared to 71% for the comparable second quarter of the prior fiscal year.

     Gross profit increased to $4,035,353 from $1,869,430, an increase of $2,165,923 or 116% over the prior fiscal year's second quarter. The gross profit percentage was 27% for the three months ended March 31, 1999 compared to 24% for the three months ended March 31, 1998. The increase in margins was primarily due to the shifting of production and shipping for most of the Company's European sales to a subcontractor in Scotland which reduced unit production costs, absorption of manufacturing overhead over a greater number of units and hedging foreign sales to manage currency exposure.


     The chart below illustrates the components of selling, general and administrative expenses:

                                                              Three months ended March  31,
                                                              ------------------------  ---
                                                   Dollar Costs                                  Percentage of Sales
                                                   ------------                                  -------------------
                                                                                                                   Increase
                                     1999              1998           Increase            1999          1998      (Decrease)
                                     ----              ----           --------            ----          ----      ----------
Sales & Promotional              $1,387,423         $794,528          $592,895            9.6%          10.1%      (  .5%)
Customer Support                    116,687           67,644            49,043             .8%            .9%      (  .1%)
Product Handling                    154,675           51,635           103,040            1.0%            .7%         .3%
General & Admin                     629,600          413,738           215,862            4.4%           5.3%      (  .9%)
                                 ------------       --------          ---------           -----       --------     ----------
    Total                        $2,288,385       $1,327,545          $960,840           15.8%          17.0%      ( 1.2%)


     As a percentage of sales, Selling, General and Administrative expenses for the three months ended March 31, 1999 declined by 1.2% when compared to the second quarter of the prior fiscal year. Aggregate declines in Sales and Marketing, Customer Support, and General and Administrative expenses of 1.5% were offset by a .3% increase in Product Handling expense. Represented in dollars, Selling General and Administrative expenses increased $960,840 over the comparable prior year's three month period. The largest component of this increase was Sales and Promotional expenses whose increase of $592,895 over the prior year's second fiscal quarter represents approximately 62% of the total increase. The increase in sales and promotional expenses was primarily due to the expansion of marketing and advertising funds required to support product visibility at a higher number of retail locations, higher commissions resulting from the 85% net sales increase and higher personnel costs.

     Customer Support, Product Handling, and General and Administrative expenses, which represents approximately 38% of the increase over the prior year, increased $49,043, $103,040 and $215,862 respectively. Additional worldwide staff required to consistently maintain a high level of customer support in light of the Company's expanding domestic and international customer base caused the Customer Support costs to increase. Increased Product Handling costs was a function of greater shipment volume to customers. The increase in General and Administrative costs was mainly for contractual wage increases, higher professional fees for consulting work performed for the Company, and increased incentive compensation due to the increased profitability of the Company.


     Research and development expenses increased $111,146 or approximately 64%. The increase was due to the added funds allocated for increased personnel and prototypes costs as the Company expands its current product line and develops its new line of digital products.

     The Company had net other expenses for the three months ended March 31, 1999 of $(71,252) compared to net other income for the prior year of $79,759. The decrease in net other income was primarily due to lower returns on monies invested and foreign currency losses due to the decline of the Euro.

     Provision for income taxes was $525,000, or an effective tax rate of 38% for the three months ended March 31, 1999 compared to $147,000 or an effective tax rate of 33% for the three months ended March 31, 1998. The increase in the net effective rate is primarily due to the timing of certain reserves which are deductible for book purposes but not currently deductible for tax purposes.

     At the end of fiscal 1998, the Company had a deferred tax valuation allowance of $127,000. In recognition of the continued profitability during the first six months of fiscal 1999, the valuation allowance during the second fiscal quarter was reduced by $30,000. For the six month period ending March 31, 1999, the valuation allowance has been reduced by $60,000.

     As a result of the above, the Company recorded net income after taxes for the three months ended March 31, 1999 of $865,552, which resulted in basic and diluted earnings per share of $0.20 and $0.19, respectively, on weighted average basic and diluted shares outstanding of 4,309,201 and 4,635,186, respectively, compared to net income after taxes of $300,626 for the three months ended March 31, 1998, which resulted in basic and diluted earnings per share of $0.07 on weighted average basic and diluted shares of 4,400,524 and 4,549,489, respectively.

     In two of the previous four fiscal years, the Company has experienced certain revenue trends. Since the Company's products are primarily sold through distributors and retailers, the Company has historically recorded stronger sales results during the Company's first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. The Company experienced this trend in each of the fiscal years ended September 30, 1998 and September 30, 1997. In addition, the Company's international sales, mostly in the European market, were 72 % and 66% of sales for fiscal 1998 and 1997, respectively, and 77% for the first six months of fiscal 1999. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period. To offset the above cycles, the Company is targeting as wide a range of customer types in order to moderate the seasonality of retail sales.

Liquidity and Capital Resources

     The Company had a net cash position of $5,736,065, working capital of $11,146,525 and shareholders' equity of $11,854,860 as of March 31, 1999, compared to cash, working capital and shareholders' equity of $6,281,852, $9,536,450 and $10,036,898, respectively, as of September 30, 1998 . The significant items of cash provided by and cash (consumed) are detailed below:


Net income (adjusted for non cash items), excluding deferred tax benefits     $ 2,015,972
Additions to deferred tax assets                                              (   122,900)
Increase in investment for current assets                                     ( 2,057,238)
Cash expended for reduction in current  liabilities-net                       (    95,721)
Purchase of Property, Plant & Equipment                                       (   283,259)
Other                                                                         (     2,641)


     Net cash of $ 259,887 consumed by operating activities was primarily due to cash invested in current assets of $2,057,238, increase in deferred tax benefits of $122,900 and cash consumed attributable to the reduction of current liabilities of $95,721, offset partially by the Company's net income, adjusted for non cash items, of $2,015,972.

     Additional cash was used to purchase fixed assets. Minimal cash was provided by and consumed by the exercise of employee options and the purchase of additional treasury shares, respectively.

     The Company's asset based credit facility expired on February 28, 1998. The company has chosen not to renew the loan facility. The Company feels it is in a position to obtain new financing at more competitive rates, and is currently negotiating with new institutions to replace the expired loan facility.

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The Company will use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of the Board of Directors. Through March 31, 1999, the Company had repurchased 214,300 shares for $1,267,129 at an average purchase price of approximately $5.91 per share.

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

     The Company initiated communications in February 1999 with third parties the Company does business with in order to identify, if possible, the status of the third parties' Year 2000 readiness. The Company is currently receiving these third party questionnaires and is quantifying these responses. The Company will attempt to have this completed by the middle of 1999. However, the Company has limited or no control over the actions taken by these third parties. Accordingly, there can be no assurance that all the third parties the Company does business with will successfully resolve all of their Year 2000 issues. The failure of these third parties to resolve their Year 2000 issues could have a potentially adverse affect on the Company. During 1999, the Company will attempt to monitor the readiness of third parties it currently does business with and look to transact business with third parties who are Year 2000 compliant in an effort to minimize the risk to the Company.

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

     The Company has evaluated its currently available products and believes that they are Year 2000 compliant. The Company's currently available products are generally not date sensitive, although the PCs in which they may be installed may have Year 2000 issues not associated with the Company's products. The inability of any of the Company's products to operate properly in the Year 2000 could result in increased warranty costs, customer satisfaction issues, litigation, or other material costs and liabilities, which could have a material adverse affect on the Company, its results of operations and financial condition.

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

     Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of the AII litigation. In the event that HCW were not to prevail in this litigation, HCW could be required to pay significant damages to AII and could be enjoined from further use of such technology as it presently exists. Although a negative outcome in the AII litigation would have a material adverse affect on HCW, including, but not limited to, its operations and financial condition, HCW believes that, if it is held that HCW's products infringe AII's patent rights, HCW would attempt to design components to replace the infringing components or would attempt to negotiate with AII to utilize its system, although no assurances can be given that HCW would be successful in these attempts. At the present time, HCW can not assess the possible cost of designing and implementing a new system or obtaining rights from AII. As of March 31, 1999, the Company estimated that legal fees incurred were approximately $50,000.

Item 4  Submission of Matters to a Vote of Security Holders

     The following propositions were submitted to the shareholders for approval at the annual meeting of shareholders held on March 25,1999 at the offices of the Company and were approved by the votes as indicated:

No. 1:   Election of Directors

     The following directors were elected by the votes as indicated to serve until the election and qualification of their respective successors:

                                              For              Withheld
                                              ---              --------
Kenneth A. Aupperle                       3,987,639              8,004
Kenneth Plotkin                           3,987,639              7,804
Steven J. Kuperschmid                     3,987,639             11,404
Bernard Herman                            3,984,239              7,904


No. 2:    Appointment of BDO Seidman LLP as independent auditors

     The appointment of BDO Seidman LLP as independent auditors for the fiscal year ended September 30, 1999 was approved by the vote as indicated:

                                     For             Against         Abstain
                                     ---             -------         -------
                                 3,982,169            7,509           5,975

 .

Item 6  Exhibits and Reports on Form 8-K

(a) Exhibits

        27. Financial Data Schedule

(b) Reports on form 8-K
           None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HAUPPAUGE DIGITAL, INC.
                             -----------------------
                                  Registrant




Date: May 9,  1999                                By /s/ Kenneth Plotkin
      -------------                               ----------------------------
                                                     KENNETH  PLOTKIN
                                                     Vice President and
                                                     Chief Executive Officer



Date: May  9, 1999                                By /s/ Gerald Tucciarone
      -------------                               -----------------------------
                                                     GERALD TUCCIARONE
                                                     Treasurer and Chief
                                                     Financial Officer