Form 10QSB
period 1999-06-30
HAUPPAUGE DIGITAL INC
filed 1999-08-13
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       June 30, 1999

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


As of August 6 , 1999, 4,332,302 shares of $.01 par value Common Stock of the registrant were outstanding, not including treasury shares

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION


Item 1.Financial Statements                                         Page No.

Condensed Consolidated Balance Sheets-                                  3
   June 30, 1999 and September 30, 1998

Condensed Consolidated Statements of Income-
  Nine Months ended June 30, 1999 and 1998                              4

Condensed Consolidated Statements of Income-
  Three Months ended June 30, 1999 and 1998                             5

Condensed Consolidated Statements of Cash Flows-
  Nine Months ended June  30, 1999 and 1998                             6

Notes to Condensed Consolidated Financial Statements                  7-9

Item    2.     Management's     Discussion    and    Analysis       10-16
               of Financial Condition and  Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             17


Item 6.  Exhibits and Reports on Form 8-K                              17


SIGNATURES                                                             18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                                          June 30,

                                                                                            1999           September 30,
                                                                                         (Unaudited)           1998
                                                                                      ------------------  ----------------
 CURRENT ASSETS:
     Cash and cash  equivalents                                                          $  6,349,019        $6,281,852
     Accounts receivable, net of allowance for doubtful accounts                            5,290,755         6,497,163
     Inventories (Note 2)                                                                  12,728,940         8,552,097
     Prepaid expenses and other current assets                                                488,022           468,763
     Deferred tax assets                                                                      749,161           597,131
                                                                                              -------           -------

                Total current assets                                                       25,605,897        22,397,006

     Property, plant and equipment-at cost                                                  1,146,623           805,953
     Less: Accumulated depreciation and amortization                                          484,039           362,343
                                                                                              -------           -------
                                                                                              662,584           443,610
     Security deposits and other non-current assets                                            54,865            56,838
                                                                                               ------            ------
                                                                                          $26,323,346       $22,897,454
                                                                                          ===========       ===========



 LIABILITIES AND SHAREHOLDERS' EQUITY:

 CURRENT LIABILITIES:
    Accounts payable                                                                     $ 9,724,299         $9,497,003
    Accrued expenses                                                                       2,591,015          2,342,380
    Income taxes payable                                                                   1,407,729          1,021,173
                                                                                           ---------          ---------
              Total current liabilities                                                   13,723,043         12,860,556
                                                                                          ----------         ----------



 SHAREHOLDERS' EQUITY
    Common stock $.01 par value; 10,000,000 shares authorized, 4,544,802 and
        4,501,402  issued as of  June 30, 1999  and September 30, 1998                       45,448             45,014
    Additional paid-in capital                                                           10,608,411         10,465,707
    Retained earnings                                                                     3,213,573            729,781
    Treasury Stock, at cost, 214,300 and 207,200 shares, respectively  (Note 5)          (1,267,129)        (1,203,604)
                                                                                         ----------         ----------
              Total shareholders' equity                                                 12,600,303         10,036,898
                                                                                         ----------         ----------
                                                                                      $  26,323,346        $22,897,454
                                                                                      =============        ===========


 See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                  Nine Months Ended June 30,
                                                                   1999               1998

                                                                (Unaudited)        (Unaudited)
                                                             ----------------------------------

Net Sales                                                      $42,923,460         $26,443,939

Cost  of  Sales                                                 31,124,402          19,820,546
                                                                ----------          ----------
 Gross Profit                                                   11,799,058           6,623,393

Selling, General and  Administrative Expenses                    7,029,837           4,649,857
Research  and  Development Expenses                                879,685             576,670
                                                                   -------             -------
 Income from operations                                          3,889,536           1,396,866

Other Income (Expense):
 Interest income                                                   153,937             178,875
 Other, net                                                        (89,681)             81,940
                                                                   -------              ------
      Income before income tax provision                         3,953,792           1,657,681

Income tax Provision (Note 4)                                    1,470,000             546,815
                                                                 ---------             -------
 Net income                                                     $2,483,792          $1,110,866
                                                                ==========          ==========
Net income per share-basic (Note 3)                                  $0.58               $0.25

Net income per share-diluted (Note 3)                                $0.53               $0.24
                                                                     =====               =====


           See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                         Three Months Ended June  30,
                                                           1999             1998

                                                        (Unaudited)     (Unaudited)
                                                      ---------------------------------

Net Sales                                               $13,353,693      $9,042,704
Cost of  Sales                                            9,598,877       6,628,542
                                                          ---------       ---------
 Gross Profit                                             3,754,816       2,414,162

Selling, General and Administrative Expenses              2,432,138       1,800,393
Research and  Development  Expenses                         353,429         228,389
                                                            -------         -------
 Income from operations                                     969,249         385,380


Other Income (Expense):
 Interest income                                             59,790          58,480
 Other, net                                                 (15,450)         21,301
                                                            -------          ------
  Income before income tax provision                      1,013,589         465,161

Income tax Provision (Note 4)                               348,000         154,000
                                                            -------         -------
  Net income                                               $665,589        $311,161
                                                           ========        ========

Net income per share-basic (Note 3)                           $0.15           $0.07

Net income per share-diluted (Note 3)                         $0.14           $0.07
                                                              =====           =====


           See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW




                                                                                      Nine Months Ended June 30,
                                                                                        1999               1998
                                                                                    (Unaudited)        (Unaudited)
                                                                                  ------------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $2,483,792           $1,110,866
                                                                                    ----------           ----------
   Adjustments  to  reconcile  net  income  to net cash  provided  by operating activities:
     Depreciation and amortization                                                     123,666               49,311
     Provision for uncollectible accounts receivable                                    25,000               10,000
     Provision for system board obsolescence                                           150,000               80,000
     Compensation paid in stock                                                          2,400               29,656
     Deferred tax benefits                                                            (152,030)
         Changes in current assets and liabilities:
     Accounts receivable                                                             1,181,409           (1,913,017)
     Inventories                                                                    (4,326,843)            (505,630)
     Prepaid expenses and other current assets                                         (19,259)              46,181
     Accounts payable                                                                  227,297              199,942
     Accrued expenses                                                                  635,191              945,323
                                                                                       -------              -------
                                                                                    (2,153,169)          (1,058,234)
                                                                                    ----------           ----------
        Net cash  provided by  operating activities                                    330,623               52,632
                                                                                       -------               ------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                           (340,670)            (251,664)
                                                                                      --------             --------
        Net cash used in investing activities                                         (340,670)            (251,664)
                                                                                      --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of treasury stock                                                            (63,525)            (105,046)

 Proceeds from the exercise of stock options                                           140,739               80,808
                                                                                       -------               ------
        Net cash provided by (used in)  financing activities                            77,214              (24,238)
                                                                                        ------              -------
        Net  increase (decrease) in cash and cash equivalents                           67,167             (223,270)
 Cash and Cash Equivalents, beginning of period                                      6,281,852            5,602,412
                                                                                     ---------            ---------
 Cash and Cash Equivalents, end of period                                           $6,349,019           $5,379,142
                                                                                    ==========           ==========
SUPPLEMENTAL DISCLOSURES:

 Income taxes paid                                                                  $1,328,615              $42,306
                                                                                    ==========              =======

           See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month and nine month periods ended June 30, 1999 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 1998 Form 10-KSB.

     The operating results for the three months and nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the September 30, 1999 year end.

NOTE 2.  INVENTORIES

     Inventories have been valued at the lower of average cost or market. The components of inventory at June 30, 1999 and September 30, 1998 consist of:

                                   June  30,            September 30,
                                    1999                    1998
                                    ----                    ----

     Component Parts            $  3,578,437           $  1,445,811
     Work in Progress                580,080                511,640
     Finished Goods                8,570,423              6,594,646
                                   ---------              ---------
                                $ 12,728,940           $  8,552,097
                                 ===========           ============

NOTE 3.  NET INCOME PER SHARE

     Earnings per share are computed using Financial Accounting Standards Number 128, ("SFAS 128") "Earnings per Share." The statement provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average shares outstanding for the period, and excludes any dilutive effects of stock options, warrants and convertible securities. Diluted earnings per share reflect the dilutive effect of additional shares of common stock that could be issued upon the exercise stock options, warrants and convertible securities. Net income per share amounts for the three months and nine months ended June 30, 1999, and 1998 have been presented per the requirements of "SFAS 128".

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Net income per share - continued

         The table below shows the number of weighted average shares used in determining basic and diluted earnings per share:

                                                   Three Months Ended
                                                       June 30,
                                                 1999                1998
                                                 ----                ----

Weighted average shares outstanding-basic       4,320,717        4,406,870
Number of shares issued on the assumed
    Exercise of stock options                     447,425          343,584
                                                  -------          -------
Weighted average shares outstanding-diluted     4,768,142        4,750,454
                                                ---------        ---------

                                                   Nine Months Ended
                                                       June 30,
                                                 1999                1998
                                                 ----                ----

Weighted average shares outstanding-basic       4,309,144        4,404,545
Number of shares issued on the assumed
    Exercise of stock options                     333,630          206,625
                                                  -------          -------
Weighted average shares outstanding-diluted     4,642,774        4,611,170
                                                ---------        ---------


Shares outstanding for the quarter ended and nine months ended June 30, 1999 reflect a reduction on a weighted average basis for repurchased shares. (See note 5).

NOTE 4.  INCOME TAXES

     Income taxes are based on annualized statutory rates for federal and state income taxes. The provision for income taxes reflects an annualized effective tax rate after deductions for the utilization of restricted net operating loss carry forwards, adjustments for items deductible for book purposes but not currently deductible for tax purposes and the benefit which results from the utilization of a foreign sales corporation. The benefits of these operating loss carry forwards and deferred tax benefits had previously been subject to a 100% valuation allowance. However, based on three years of profitability up through the end of fiscal 1998 and fiscal 1999 taxable income, management reduced the valuation allowance at September 30, 1998 to $127,000. In recognition of continued profitability, the Company reduced the valuation allowance by $93,000 during fiscal 1999 and anticipates total elimination of the valuation by the end of the fiscal year.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 5.  STOCK REPURCHASE PROGRAM

         On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The Company intends to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of the Board of Directors. As of June 30, 1999, the Company had repurchased 214,300 shares for $1,267,129 at an average purchase price of approximately $5.91 per share.

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

Nine Month Period ended June  30, 1999 versus June   30, 1998
--------------------------------------------------------------

     Sales for the nine months ended June 30, 1999 were $42,923,460 compared to $26,443,939 for the comparable period ending June 30, 1998, resulting in an increase of $16,479,521 or 62%. The primary forces driving the sales growth were an increase in the Company's domestic distribution and retail channels, increased European sales due to the Company's expansion into new geographic markets, increased sales to the Company's existing European customers, plus a growth in sales to direct corporate customers.

     Unit sales for the nine months ended June 30, 1999 increased about 70% to approximately 466,000 as compared to approximately 275,000 for the prior year. Sales to domestic customers for the nine month period were 25% of net sales for the current fiscal year and 32% for the prior year. Sales to international customers were 75% of net sales for the current fiscal year compared to 68% for the comparable nine month period of the prior fiscal year.

     Gross profit increased to $11,799,058 from $6,623,393, an increase of $5,175,665 or 78% over the prior fiscal year. The gross profit percentage was 27% for the nine months ended June 30, 1999 compared to 25% for the nine months ended June 30, 1998. The increase in margins was primarily due to economies of scale resulting from higher production volume, the shifting of most of the Company's production to subcontractors in Scotland and Malaysia, absorption of manufacturing overhead over a greater number of units and hedging foreign sales to manage currency exposure.


     The chart below illustrates the components of Selling, General and Administrative expenses:


                                                         Nine months ended June  30,
                                          Dollar Costs                              Percentage of Sales
                                          ------------                              -------------------
                                                                                                       Increase/
                                   1999              1998        Increase         1999       1998     (Decrease)
                                   ----              ----       -----------       ----       ----
Sales & Promotional            $4,367,817       $2,847,025      $1,520,792       10.2%       10.8%      ( .6%)
Customer Support                  327,303          218,717         108,586         .8%         .8%         -
Product Handling                  488,302          283,450         204,852        1.1%        1.1%         -
General & Admin                 1,846,415        1,300,665         545,750        4.3%        4.9%      ( .6%)
                                ---------        ---------         -------        ---         ---       -----
    Total                      $7,029,837       $4,649,857      $2,379,980       16.4%       17.6%      (1.2%)

As a percentage of sales, Selling, General and Administrative expenses for the nine months ended June 30, 1999 declined by 1.2% when compared to the prior fiscal year, with Sales and Promotional and General and Administrative expenses each declining by .6%. Represented in dollars, Selling General and Administrative expenses increased $2,379,980 over the comparable prior year's nine month period. The increase in Sales and Promotional expenses of $1,520,792 over the prior year represents approximately 64% of the total increase. The increase was primarily due to the increase in marketing development funds required to support product visibility at a greater number of retail locations, higher commissions resulting from the 62% net sales increase and increased worldwide sales and marketing personnel costs.

     Customer Support, Product Handling, and General and Administrative expenses, which represents approximately 36% of the increase over the prior year, increased $108,586, $204,852 and $545,750, respectively. Additional worldwide staff required to maintain a high level of customer support to support the Company's expanding domestic and international customer base caused the Customer Support costs to increase. Increased Product Handling costs was a function of greater shipment volume to customers. The increase in General and Administrative costs was mainly for contractual wage increases, higher professional fees for consulting work performed for the Company, and larger incentive bonus accruals based on the increased profitability of the Company.

     Research and Development expenses increased $303,015 or approximately 53%. The increase was due to additional funds allocated for increased personnel and prototype costs as the Company expands its current product line and develops its new line of digital products.

     The Company had net other income for the nine months ended June 30, 1999 of $64,256 compared to net other income for the prior year of $260,815. The decrease in net other income was primarily due to lower returns on monies invested and foreign currency exchange losses due to the decline of the Euro.

     Provision for income taxes was $1,470,000, or an effective tax rate of 37% for the nine months ended June 30, 1999 compared to $546,815 or an effective tax rate of 33% for the nine months ended June 30, 1998. The increase in the net effective rate is primarily due to the timing of certain reserves which are deductible for book purposes but not currently deductible for tax purposes, which resulted in an addition to the deferred tax asset account of $152,900.

     As a result of the above, the Company recorded net income after taxes for the nine months ended June 30, 1999 of $2,483,792, which resulted in basic and diluted earnings per share of $0.58 and $0.53, respectively, on weighted average basic and diluted shares outstanding of 4,309,144 and 4,642,774, respectively, compared to net income after taxes of $1,110,866 for the nine months ended June 30, 1998, which resulted in basic and diluted earnings per share of $0.25 and $0.24, respectively, on weighted average basic and diluted shares of 4,404,545 and 4,611,170, respectively.

Three Month Period ended June  30, 1999 versus June  30, 1998
--------------------------------------------------------------

     Sales for the three months ended June 30, 1999 were $13,353,693 compared to $9,042,704 for the fiscal quarter ending June 30, 1998, resulting in an increase of $4,310,989 or 48%. The primary forces driving the sales growth were an increase in the Company's domestic distribution and retail channels, increased European sales due to the Company's expansion into new geographic markets, increased sales to the Company's existing European customers, plus a growth in sales to direct corporate customers.

     Unit sales for the three months ended June 30, 1999 increased about 32% to approximately 140,000 as compared to approximately 106,000 for the prior year. Sales to domestic customers for this year's third fiscal quarter were 30% of net sales compared to 43% for the prior year's third fiscal quarter. Sales to international customers were 70% of net sales for the third fiscal quarter compared to 57% for the comparable third quarter of the prior fiscal year.

     Gross profit increased to $3,754,816 from $2,414,162, an increase of $1,340,654 or 56% over the prior fiscal year's third quarter. The gross profit percentage was 28% for the three months ended June 30, 1999 compared to 27% for the three months ended June 30, 1998. The increase in margins was primarily due to economies of scale resulting from higher production volume, the shifting of most of the Company's production to subcontractors in Scotland and Malaysia, absorption of manufacturing overhead over a greater number of units and hedging foreign sales to manage currency exposure.

     The chart below illustrates the components of Selling, General and Administrative expenses:


                                                         Three months ended June  30,
                                                         -----------------------  ---
                                          Dollar Costs                                Percentage of Sales
                                          ------------                                -------------------
                                                                                                       Increase/
                                    1999             1998        Increase         1999       1998     (Decrease)
                                    ----             ----       -----------       ----       ----
Sales & Promotional             $1,519,556       $1,170,791      $348,765         11.4%      13.0%      (1.6%)
Customer Support                   113,854           76,479        37,375           .8%        .8%         -
Product Handling                   207,398          112,245        95,153          1.6%       1.2%        .4%
General & Admin                    591,330          440,878       150,452          4.4%       4.9%      ( .5%)
                                   -------          -------       -------          ---        ---       - --
    Total                       $2,432,138       $1,800,393      $631,745         18.2%      19.9%      (1.7%)

As a percentage of sales, Selling, General and Administrative expenses for the three months ended June 30, 1999 declined by 1.7% when compared to the third quarter of the prior fiscal year. Aggregate declines in Sales and Promotional and General and Administrative expenses of 2.1% were offset by a .4% increase in Product Handling expenses. Represented in dollars, Selling, General and Administrative expenses increased $631,745 over the comparable prior year's three month period. The increase in Sales and Promotional expenses of $348,765 over the prior year's third fiscal quarter represents approximately 55% of the total increase. The increase in Sales and Promotional expenses was primarily due to the increase in marketing development funds required to support product visibility at a greater number of retail locations, higher commissions resulting from the 48% net sales increase and higher personnel costs.

Item 2.  Management's Discussion and Analysis -Continued

     Customer Support, Product Handling, and General and Administrative expenses, which represents approximately 45% of the increase over the prior year's fiscal third quarter, increased $37,375, $95,153 and $150,452, respectively. Additional worldwide staff required to maintain a high level of customer service in support of the Company's expanding domestic and international customer base caused the Customer Support costs to increase. Increased Product Handling costs was a function of greater shipment volume to customers. The increase in General and Administrative costs was mainly for contractual wage increases, higher professional fees for consulting work performed for the Company, and larger incentive bonus accruals based on the increased profitability of the Company.

     Research and Development expenses increased $125,040 or approximately 55%. The increase was due to the added funds allocated for increased personnel and prototypes costs as the Company expands its current product line and develops its new line of digital products.

     The Company had net other income for the three months ended June 30, 1999 of $44,340 compared to net other income for the prior year of $79,781. The decrease in net other income was primarily due to lower returns on monies invested and foreign currency exchange losses due to the decline of the Euro.

     Provision for income taxes was $348,000, or an effective tax rate of 34% for the three months ended June 30, 1999 compared to $154,000 or an effective tax rate of 33% for the three months ended June 30, 1998. The increase in the net effective rate is primarily due to the timing of certain reserves which are deductible for book purposes but not currently deductible for tax purposes.

     At the end of fiscal 1998, the Company had a deferred tax valuation allowance of $127,000. In recognition of the continued profitability during the first nine months of fiscal 1999, the valuation allowance during the third fiscal quarter was reduced by $33,000. For the nine month period ending June 30, 1999, the valuation allowance has been reduced by $93,000.

     As a result of the above, the Company recorded net income after taxes for the three months ended June 30, 1999 of $665,589 which resulted in basic and diluted earnings per share of $0.15 and $0.14, respectively, on weighted average basic and diluted shares outstanding of 4,320,717 and 4,768,142, respectively, compared to net income after taxes of $311,161 for the three months ended June 30, 1998, which resulted in basic and diluted earnings per share of $0.07 and $0.07, respectively, on weighted average basic and diluted shares of 4,406,870 and 4,750,454, respectively.

     In two of the previous four fiscal years, the Company has experienced certain revenue trends. Since the Company's products are primarily sold through distributors and retailers, the Company has historically recorded stronger sales results during the Company's first fiscal quarter (October to December), which, due to the holiday season, is a strong quarter for computer equipment sales. The Company experienced this trend in each of the fiscal years ended September 30, 1998 and September 30, 1997. In addition, the Company's international sales, mostly in the European market, were 72% and 66% of sales for fiscal 1998 and 1997, respectively, and 75% for the first nine months of fiscal 1999. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period. To offset the above cycles, the Company is targeting as wide a range of customer types in order to moderate the seasonality of retail sales.

Liquidity and Capital Resources

     The Company had a net cash position of $6,349,019, working capital of $11,882,854 and shareholders' equity of $12,600,303 as of June 30, 1999, compared to cash, working capital and shareholders' equity of $6,281,852, $9,536,450 and $10,036,898, respectively, as of September 30, 1998 . The significant items of cash provided by and cash (consumed) are detailed below:


Net income (adjusted for non-cash items), excluding deferred tax benefits        $  2,784,858
Additions to deferred tax assets                                                  (   152,030)
Increase in investment for current assets                                         ( 3,164,693)
Operations funded by current  liabilities-net                                         862,488
Purchase of Property, Plant & Equipment                                           (   340,670)
Other                                                                                  77,214

     Net cash of $330,623 provided by operating activities was primarily due to cash generated from net income (adjusted for non-cash items) of $2,784,858 and operations funded by the increase in current liabilities of $862,488, offset partially by cash invested in current assets of $3,164,693 and an increase in deferred tax benefits of $152,030.

     Cash of $340,670 was used to purchase fixed assets. Additional cash was provided by the exercise of employee options and consumed by the purchase of additional treasury shares.

     The Company's asset-based credit facility expired on February 28, 1998. The Company has chosen not to renew the loan facility. The Company feels it is in a position to obtain new financing at more competitive rates, and is currently negotiating with new institutions to replace the expired loan facility.

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The Company will use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of the Board of Directors. Through June 30, 1999, the Company had repurchased 214,300 shares for $1,267,129 at an average purchase price of approximately $5.91 per share.

     The Company believes that its current cash position and its internally generated cash flow will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months.

Year 2000

     An issue affecting most companies is whether computer systems and applications will recognize and process the year 2000 and beyond. Many computer systems were not designed to handle dates beyond the year 1999. The Company has evaluated the effect of year 2000 issues relating to its internal computer systems (primarily used for accounting, inventory control, word processing and certain other administrative functions) and has concluded that certain aspects of its system are not year 2000 compliant. In recognition of this, the Company during 1998 studied the feasibility of upgrading its existing computer software or purchasing new software. The Company concluded that the purchase of new software and the upgrading of computer hardware was the best course of action. During the first fiscal quarter of 1999, the Company selected new software. The hardware upgrades and the implementation of new software began during January 1999. Testing is currently being performed in house by Company personnel, with assistance from an outside consultant. The Company expects to have the system operational by the fourth calendar quarter of 1999. The Company estimates the cost to the Company to remedy the year 2000 issue with regard to their internal computer system will be approximately $150,000. The Company expects to fund this project through internally generated cash flow, and will account for the project as prescribed by the rules under generally accepted accounting principles.

     The Company initiated communications in February 1999 with third parties with whom the Company does business in order to identify, if possible, the status of the third parties' year 2000 readiness. The Company is currently receiving these third party questionnaires and is quantifying these responses. The Company will attempt to have this completed by the fourth calendar quarter of 1999. However, the Company has limited or no control over the actions taken by these third parties.

Year 2000-continued

Accordingly, there can be no assurance that all the third parties with whom the Company does business will successfully resolve all of their year 2000 issues. The failure of these third parties to resolve their year 2000 issues could have a potentially adverse affect on the Company. During 1999, the Company will attempt to monitor the readiness of third parties with whom it currently does business and look to transact business with third parties who are year 2000 compliant in an effort minimize the risk to the Company.

     It is the Company's intention to address its year 2000 issues prior to being affected by them. If the Company identifies significant risks associated with year 2000 compliance, or if the Company's year 2000 project deviates from its expected completion date, the Company will devise a contingency plan which the Company intends to develop concurrently with the implementation of the new computer system. Management believes that current plans and monitoring actions will provide ample response time to avoid material adverse effects on the Company's business and financial results.

     The Company has evaluated its currently available products and believes that they are year 2000 compliant. The Company's currently available products are generally not date sensitive, although the PCs in which they may be installed may have year 2000 issues not associated with the Company's products. The inability of any of the Company's products to operate properly in the year 2000 could result in increased warranty costs, customer satisfaction issues, litigation, or other material costs and liabilities, which could have a material adverse effect on the Company, its results of operations and financial condition.

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

PART II.  OTHER INFORMATION

Item 1  Legal Proceedings

     In January 1998, Advanced Interactive Incorporated ("AII") contacted Hauppauge Computer Works, Inc. ("HCW"), the Company's wholly-owned subsidiary, and attempted to induce HCW to enter into a patent license or joint venture agreement with AII relative to certain of HCW's products. AII alleged that such products infringe U.S. Patent No. 4, 426, 698 (the "AII Patent"). At such time, HCW's engineering staff analyzed the AII Patent and determined that HCW's products did not infringe any such patent. Accordingly, HCW rejected AII's offer.

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

     Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of the AII litigation. In the event that HCW were not to prevail in this litigation, HCW could be required to pay significant damages to AII and could be enjoined from further use of such technology as it presently exists. Although a negative outcome in the AII litigation would have a material adverse effect on HCW, including, but not limited to, its operations and financial condition, HCW believes that, if it is held that HCW's products infringe AII's patent rights, HCW would attempt to design components to replace the infringing components or would attempt to negotiate with AII to utilize its system, although no assurances can be given that HCW would be successful in these attempts. At the present time, HCW can not assess the possible cost of designing and implementing a new system or obtaining rights from AII. As of June 30, 1999, the Company estimated that legal fees incurred were approximately $60,000.

Item 6  Exhibits and Reports on Form 8-K

(a) Exhibits

        27. Financial Data Schedule

(b) Reports on Form 8-K
           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HAUPPAUGE DIGITAL, INC.
                             -----------------------
                                   Registrant




Date: August 12, 1999                      By /s/ Kenneth Plotkin
---------------------                         ----------------------
                                              KENNETH PLOTKIN
                                              Vice President and
                                              Chief Executive Officer



Date: August 12, 1999                      By /s/ Gerald Tucciarone
---------------------                         ------------------------
                                              GERALD TUCCIARONE
                                              Treasurer and Chief
                                              Financial Officer