Form 10KSB
period 1999-09-30
HAUPPAUGE DIGITAL INC
filed 1999-12-30
CIK 930803

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
(x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended           September 30, 1999
                              ------------------------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ______________  to ________________

    Commission file number          1-13550

                             HAUPPAGE DIGITAL, INC.
                 (Name of small business issuer in its charter)

         Delaware                                                11-3227864
------------------------------------------------------------------------------
 (State or other jurisdiction of                              (I.R.S Employer
  incorporation or organization)                            Identification No.)

                    91 Cabot Court, Hauppauge, New York 11788
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number    (516) 434-1600

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

                         YES X           NO
                            ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

State registrant's revenues for its most recent fiscal year:  $58,601,611

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 17, 1999 was approximately $86,248,337. Non-affiliates include all shareholders other than officers, directors and 5% shareholders of the Company. Market value is based upon the price of the Common Stock as of the close of business on December 17, 1999 which was $23.50 per share as reported by NASDAQ.

As of December 17, 1999, the number of shares outstanding of the Common Stock was 4,349,002 shares (exclusive of treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III which includes Item 10 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of September 30, 1999 and are incorporated herein by reference.

                                     PART I

                Special Note Regarding Forward Looking Statements

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the Company's ability to manage growth; the risks associated with successfully integrating acquired businesses; the risks associated with dependence on resellers, contract manufacturers and other third-party relationships; the uncertainty of continued market acceptance of PC-based video products; the Company's highly competitive industry and rapid technological change within the Company's industry; the risks associated with development and introduction of new products; the need to manage product transitions; the risks associated with product defects and reliability problems; the risks associated with single source suppliers; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; the risks of third party claims of infringement; the Company's dependence on retention and attraction of key employees; the risks associated with future acquisitions; the risks associated with international licensing and operations; general economic and business conditions; and other factors referenced in this Report.

Item 1.  BUSINESS

     Hauppauge Digital Inc. (the "Company"), through its subsidiaries, develops, manufactures, markets and sells products for the Personal Computer market which allow PC users to watch television in a resizable window on their PC screen. The Company's main product line, called the "WinTV(R)", is sold primarily through computer retail stores in the United States, in Europe and in Asia.

     Management believes the most common reason for using the WinTV is the entertainment and information value derived by allowing Personal Computer users to watch either important or otherwise interesting television shows while they work on their PC's. For example, a stock broker can have a financial television program in a small window on their PC screen while seeing stock quotes in another window. An end user who likes to watch music video shows on television can have the music video television show in one window on their PC screen, while surfing the Internet, working on e-mail, or performing any other PC activity.

     In 1999, the Company shipped its one millionth WinTV board. Management believes that the Company's sales have grown over the last five years as a result of personal computer users spending more time working with their PC's on such activities as Internet surfing and e-mail writing. Management believes that when a PC user spends time working with their PC, they do not want to miss the important or entertaining television shows they would typically watch on a standard television set.

     In addition to allowing users to watch television on a PC, the WinTV boards can also receive certain data that maybe transmitted along with the TV signal. The transmission of data along with a TV signal is called "Data Broadcasting". As the United States and Europe transition from analog television to Digital TV, the data rates supported by Data Broadcasting are expected to increase to well over 1 million bits per second. With such high data rates, Data Broadcasting has the ability to create new business opportunities for both television broadcasters and the Company.

     The United States is in a multi-year transition period from analog to digital television. Management believes that the demand for the Company's Digital TV products will grow as: 1) more digital TV stations come "on-line", 2) the amount of compelling and original digital TV programming increases, and 3) as new services which use the unique characteristics of digital TV data broadcasts are introduced. In Europe, similar market dynamics are present, though the standards and technical characteristics are different from the U.S. market.

     The Company markets its products through computer retailers, computer products distributors and Original Equipment Manufacturers ("OEMs"). Computer retailers typically stock the products on their shelves and sell them to end users for installation in their own . Distributors typically stock and sell the products to retail stores and value added resellers (VAR's), while OEMs typically purchase TV and video conferencing boards to incorporate them into multimedia PCs, which are then ultimately sold to end users.

Company Strategy

     Since its entry into the PC digital video market in 1991, Hauppauge Digital has become a leading provider by focusing on four primary strategic fronts: innovating and diversifying its product line by developing and exploiting core technologies; forging strategic relationships with key industry players;
expanding its worldwide sales and distribution channels; and maintaining and improving profit margins.

     Significant product lines include a wide range of analog television receiver boards covering a 3:1 range in price across most major world television standards; digital television receiver boards for terrestrial transmissions in the US and satellite transmissions in Europe; external television products based on the USB (Universal Serial Bus); video capture boards for origination and editing of video streams for Internet and other uses; and an overall software architecture with a human interface that unites all of the product lines.

     Strategic relationships with key suppliers, OEMs, broadcasters, and internet and e-commerce solutions providers give Hauppauge important advantages in developing new technologies and marketing its products. Working with a variety of other companies allows Hauppauge to leverage its investment in research and development and minimize time to market.

     Hauppauge's sales organization cultivates a variety of distribution channels, including retail stores, distributors and other resellers, as well as OEMs which incorporate Hauppauge's products into their own. Rapidly developing and growing its worldwide presence gives Hauppauge an important strategic position, allows it to benefit many times over from investments in product development, and more firmly establishes the WinTV brand name in the global market.

         Maintaining and improving Hauppauge's profit margins involves outsourcing production for each geographic region to subcontractors best suited for the type and volume of work, as well as leveraging worldwide supplier relationships to ensure being the lowest cost producer in the category. Engineering products for low cost and high flexibility in production is another important way that technology leadership contributes to the bottom line.

Products

     The WinTV products are designed so that a PC user can watch television in a resizable window on a PC video monitor during normal computer use. This activity requires operating software to control functions such as channel change, volume adjustment, freeze frame, and channel scan. All required functions, such as video digitizing, windowing, color space conversion and chroma keying, are performed on the WinTV board, in the external WinTV- USB, or in the operating software. WinTVs include audio functions so that sound can be heard while watching TV or video. The audio can be connected to speakers or to a PC's sound card.

     In 1999, the Company furthur diversified the WinTV product line with the introduction of several new products. Also in 1999 the Company added two completely new product lines: external TV tuners and digital TV tuners. WinTV products introduced in 1999 were:

- WinTV-USB - which brings WinTV capabilities to desktop and laptop computers by connecting externally through a PC's USB port
-    WinTV-DVBsat - a digital broadcast receiver for the European market
-    WinTV-D - the first PC-based digital broadcast receiver in the U.S. market
- WinTV-Theater and WinTV-Theater with Wave - which brings 5-speaker Dolby ProLogic surround audio to TV reception
-    WinTV-Go - a very low cost WinTV, for the mass consumer market
- WinTV 2000 - A single, easy-to-use human interface that unites all of Hauppauge's products, allowing the consumer to learn and use one "look and feel" for all TV-in-a-PC needs, be they analog, digital, or for external devices such as the WinTV-USB.
- Your Video on the Web - which uses the WinTV video digitizer to allow consumers to host their video tapes on the Internet

Current production models

     With the line of analog WinTV boards still generating the bulk of the Company's revenues, the Company has, as of the end of fiscal 1999, roughly 30 different products in the marketplace, ranging from the VCB for video capture and videoconferencing applications, to WinTV-D, the Company's new digital television receiver board. The Company normally sells between 3 and 6 models into each geographic market.

Internal PCI-based WinTV boards for analog TV reception:

     The WinTV-pci products are single slot PCI boards which enable a user to bring TV and broadcast data to their PC. The WinTV has a 125 channel cable ready TV tuner with automatic channel scan and a video digitizer. The video digitizer allows the user to capture still and motion video images to a hard disk, creating high impact presentations, and to videoconference over the Internet (using the supplied Microsoft NetMeeting software). In the U.S., the WinTV can be used to receive Intel's Intercast(TM) data broadcasts of Intercast(TM) Web pages in a window alongside the live TV window. The WinTV can also be used to receive WaveTop data broadcasts. In Europe, the WinTV products can be used to receive teletext broadcasts.

     The WinTV-GO is a low cost TV receiver, which has all of the features mentioned above. The WinTV-GO has mono audio, and retails in the United States for $49. There are models for the U.S., European and Asian markets.

     The WinTV-dbx model offers high quality dbx-TV for stereo decoding, and is sold primarily in the U.S. In Europe, the WinTV-pci offers high quality NICAM stereo audio.

     The WinTV-Radio has all the features of the WinTV-pci stereo models, in addition to an FM stereo radio tuner. There are models for the U.S., European and Asian markets.

     The WinTV-Theater has all the features of the WinTV-Radio stereo models, plus adds a built-in Dolby ProLogic Surround sound decoder. Many prime time TV shows, as well as many sporting events, are broadcast using Dolby ProLogic Surround sound. The WinTV-Theater can be connected to 5 speakers so that the user can get a complete home theater experience while working at their PC. There are WinTV- Theater models for the U.S. and European markets.

     The WinTV-Theater with Wave is a version of the WinTV-Theater which adds the Wave Systems Embassy E-Commerce chip. This configuration allows the WinTV-Theater to enable fee-based Wave transactions, such as the single use purchase of games and music.

External WinTV products for analog TV reception:

     The WinTV-USB brings TV-in-a-window to both desktop and laptop PC's equipped with a USB port. WinTV-USB connects to a PC via a USB port and is an external device, so the user does not have to open up the PC during installation. This will increase the overall market for the Company's products by making installation easier.

Internal WinTV boards for digital TV reception:

     The WinTV-D and the WinTV-DVB are PC-based Digital TV receivers. They can decode digital TV transmissions and format the video portion of the transmission into a window on the PC screen. Simultaneously, the WinTV-D and WinTV-DVB can extract data from the digital TV transmission and send this data to an application which is running in the PC. For example, there are Data Broadcast services in Europe which send internet web pages in a digital TV transmission. The WinTV-DVB can extract this data and send it to a Web browser such as Internet Explorer for display.

     The ongoing transition to digital broadcast signals in the United States will enable networks and broadcasters to package - or datacast, as it is called -- along with a DTV signal, a range of information formats for at speeds several times faster than cable modems. With over 100 stations currently broadcasting a digital TV signal, and more signing on throughout the year 2000, customers will be offered a wide range of digital content, from television programming to datacasted music, video games and e-commerce content. In Europe, the growth in digital television will provide similar opportunities to mix television and data.

ImpactVCB boards for OEM video capturing applications:

     The Hauppauge Impact Video Capture Board ("ImpactVCB") is a low cost PCI bus card for high performance access to digitized video. Designed for PC based video conferencing and video capturing in industrial applications, the ImpactVCB features live video in a window, still image capture and a Microsoft Video for Windows compatible AVI motion video capture driver.

     There are currently 8 different ImpactVCB models in production, each with different video input and power configurations. Most of these models have been developed for specific customers under OEM arrangements.

WinTV-CinemaPro board for financial workstation use:

     The WinTV-CinemaPro board ("CinemaPro") was introduced in fiscal 1997. Due to its lower manufacturing costs, the CinemaPro has essentially replaced its predecessor, the WinTV Celebrity. The CinemaPro is a high end solution for financial service customers as well as distribution and retail channels. The CinemaPro is normally equipped with a cable ready tuner, and uses a proprietary Company designed technology called "SmartLock". The
     SmartLock feature allows synchronizing of the WinTV video to the VGA display, eliminating connection problems between the VGA card and the WinTV board.

VideoWizard-pci for desktop video editing of home video tapes:

     The VideoWizard-pci digitizes full frame live video from a video camera or VCR and stores it to the hard disk so that it can be digitally edited on a PC. VideoWizard-pci uses Motion-JPEG compression technology which increases performance and reduces the storage space required for digital video clips. The compression technology allows the board to capture 60 fields per second, resulting in more accurate frame- by-frame video editing and more realistic video playback. The VideoWizard-pci can also play back full screen video clips from a hard disk, which can be recorded on tape or displayed on a video monitor.

     The VideoWizard-pci was designed to be used to edit home video tapes, and to add flair to home videos. The VideoWizard-pci is also used for corporate marketing communication departments, training video developers, trade show demonstration creators, video hobbyists, CD-ROM title producers and creators of corporate product literature on CD-ROM.

     The Company currently has a next generation VideoWizard-pci product under development, for introduction in Fiscal 2000. The VideoWizard products are aimed at the lower cost but higher quality market, with particular attention to ease of installation.

     WinTV products which are for sale to the computer retail market are essentially the same as those which are available to the OEM market. The differences are in the packaging and in the sophistication of the operating software. The Company's WinTV boards are primarily sold to the retail market but are also sold in the OEM market, the CinemaPro is typically sold to the retail market, and VCB video capture boards are typically sold in the OEM market.

     For the international market, the Company has developed a capability for most WinTV models called teletext decoding. This capability allows the reception of digital data which is transmitted along with the live television signal. Though relatively unknown in the United States, teletext is standard on most European TV sets. Examples of teletext data transmitted by TV stations include weather information, travel schedules, stock market data and home shopping services. In addition to many teletext services, the Intercast data broadcast service was introduced in Germany in 1997.

     Teletext, Intercast and several newer services are all forms of data broadcasting. The Company believes that, due to the capability of its products to receive digital information in PC's, data broadcasting represents a key growth opportunity.


Technology

     Hauppauge has developed four generations of WinTV since first introducing the products in 1991. The first generation of ISA-bus based WinTVs put the TV image on the PC screen using chroma keying, requiring a dedicated "feature connector cable" between the WinTV and the VGA board. Despite issues with screen resolution, for the first time a PC user could watch television in a resizable window on their PC screen. Initial customers were mostly professional PC users who spent many hours on their PC's and found having television in a window on their desktop useful and entertaining. For example, Management believes PC users involved in financial markets need to be able to see stock market related TV shows while they work on their PC's. Video clip capture and capabilities, valued features in today's models, can also trace their origins to the first WinTV products.

     In 1993 the Company invented a technique called "smartlock", which eliminated the need for, and the installation problems associated with, the "feature connector cable." In 1994 the Company introduced its "WinTV- Celebrity" generation of TV tuner boards based on this "smartlock" technology, greatly improving customer satisfaction. The CinemaPro series of WinTV boards then used smartlock and other techniques to further reduce the cost and improve performance. The CinemaPro is still used in some high end WindowsNT systems.

     In June of 1996, the Company introduced the WinCast/TV line (also called the "WinTV-pci" outside of the U.S.) of TV tuner boards for PC's. These boards were developed to eliminate the relatively expensive "smartlock" circuitry and memory used on the WinTV-Celebrity and CinemaPro boards. The WinCast/TV used a technique called "PCI Push" and was designed to be used in the emerging Intel Pentium market. These Pentium based PC's had a new type of system expansion "bus", called the PCI bus, which allowed data to be moved at a much higher rate then the older ISA bus, which the previous WinTV generations used. The "PCI Push" technique moves the video image 30 times per second (in Europe the image is moved 25 times a second) over the PCI bus.

     In addition to being less expensive to manufacture, the WinCast/TV had higher digital video movie capture performance than the previous generations, capturing video at up to 30 quarter screen frames per second. With this higher performance capture capability, the WinCast/TV found new uses in video conferencing, video surveillance and internet streaming video applications.

     The fourth and latest generation of WinTV boards are digital TV receivers. The United States and Europe are in a transition period from analog television to digital television. The Company's WinTV-D board, developed during the 1999 fiscal year but not delivered to the market until the beginning of fiscal 2000, is the first digital TV receiver for the U.S. market which allows personal computers to receive and display Digital TV signals, in addition to conventional analog TV signals The software to control the Digital TV reception is based on the Company's

"WinTV-2000" software, which was developed during 1999.

     The Company also introduced in Fiscal 1999 the WinTV-DVB board for the European market. This board brings Digital TV to PC's, and is based on the European Digital Video Broadcast standard.

     Both the WinTV-D and the WinTV-DVB have the ability to receive special data broadcasts which some broadcasters may send along with the Digital TV signal, in addition to displaying Digital TV in a resizable window. Data broadcasts on Digital TV are transmitted at several million bits per second. The Company has developed proprietary software which can decode and display some of these special data broadcasts, and intends to work on standardized reception and display software, if such broadcasts become standardized.

Research and Development

     Hauppauge's development efforts are currently focused on digital television products, externally attached television products, and new video compression technologies. The Company is also developing more highly integrated versions of its hardware products to further improve performance and cost points, and new versions of its software to add features, improve ease of use, and provide support for new operating systems. The Company is also developing additional capabilities in the data broadcasting field, in the e-commerce area, and exploring the application of its products to the Apple Macintosh market. The Company's Singapore R&D team is mainly focused on external television products, and on Asian-language adaptations of the Company's products.

     The technology underlying the Company's products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon the Company's business. The Company will need to maintain an ongoing research and development program, and the Company's success, of which there can be no assurances, will depend in part on its ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. The Company continues to increase it research and development expenditures. The Company expended approximately $1,257,000, $808,000 and $560,000 for research and development expenses for the years ended September 30, 1999, 1998 and 1997. There can be no assurance that the Company's research and development will be successful or that the Company will be able to foresee and respond to such advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render the Company's products or technologies non-competitive or obsolete. See Item 7 Management's Discussion and Analysis-Risks and Forward Looking Statements.

Product Production and Suppliers

     Hauppauge designs the WinTV products and also writes the operating software to be used in conjunction with the popular Microsoft(R) WindowsO operating system and the WindowsNT operating system. The Company subcontracts the manufacturing, assembly, and sometimes the packaging of the WinTV boards to independent third parties at facilities in various countries. The Company monitors the quality of the completed product at its facility in Hauppauge, New York before shipping to customers to ensure the quality of its products.

     The Company purchases components such as tuners from reliable manufacturers such as Philips and Temic, and video digitizers from companies such as Conexant and Philips. If the foregoing companies do not supply their products to the Company, the business of the Company might be adversely affected because the Company would have to find alternative suppliers of tuners and video digitizers, which may result in additional costs and delays and therefore adversely affect the Company's production and profitability. See Item 7 Management's Discussion and Analysis-Risks and Forward Looking Statements.

     Manufacturing is performed by a selected group of contract manufacturers. Product design specifications are provided to insure proper assembly. Contract manufacturing is either done on a consignment basis, in which the Company provides all the component parts and pays an assembly charge for each board produced, or on a turnkey basis, in which all components and labor are provided by the contract manufacturer, and the manufacturing price the Company is charged includes parts and assembly costs. The Company continuously monitors the quality of its selected manufacturers. The Company has five contract manufacturers qualified to assemble various products, three located in the United States, one in Scotland and one in Malaysia. These contract manufacturers are presently being utilized to handle the majority of production. If demand were to increase dramatically, the Company believes additional production could be absorbed by the other contract manufacturers.


     In fiscal 1998, the Company began producing boards for the majority of its European sales through a subcontractor in Scotland. The production is done on a turnkey basis with assembly, testing and rework being handled in Scotland. The packaging and shipping of the product to customers is also being performed at the subcontractor's location. By shifting its European production to Scotland, the Company anticipates savings on the production costs and shipping costs of the boards, in addition to the elimination of duties charged on boards entering Europe from the United States. In fiscal 1999, the Company added a subcontractor in Malaysia, who is equipped to assemble domestic and international products.

Customers and Markets

     The primary use for the WinTV is in the Consumer Market to allow PC users to watch their favorite television shows while they work on their PC's. To reach this consumer market, the Company has expanded its sales through computer retailers in the U.S. and in Europe to over 3000 outlets. The Company uses both direct sales to retailers and sales through computer products distributors to service this market. To attract new PC users in the Consumer Market, the Company advertises with and runs special promotions with computer retailers. The company actively participates in trade shows to educate and train key computer retail marketing personal. Most of the Company's sales and marketing budget is aimed at the Consumer Market. The WinTV runs under the Microsoft Windows95 and Windows98 operating systems, which are popular operating systems in the Consumer Market.

     The WinTV-D, the Companys' Digital TV receiver, incorporates the same analog TV capabilities and sells into the same markets as described for the WinTV above. In addition to allowing PC users to watch their favorite television shows, both analog and digital television shows, while they work on their PC's, the WinTV-D has the ability to output a decoded Digital TV show to a large screen TV monitor. With this feature, and with the WinTV- D's 5-speaker Dolby Digital Surround sound decoder, the WinTV-D can also be used in a home theater system.

     In addition to the Consumer Market, the Company has sales into the professional stock brokerage market, where the WinTV is used to display financial television shows in a window on a stock brokers workstation while they continue to operate their financial applications. The WinTV also runs under Microsoft's WindowsNT and Windows2000 operating systems, which are popular in professional stock brokerage market. The Company sells its WinTV products to two large financial services information providers for incorporation into their workstations, and several independent financial institutions. This market segment is typically project based.

     The Company also sells products to PC OEM's, who either sell the WinTV as an accessory to their PC's or as a standard feature on a particular model of PC.

Distribution to the Retail Market

     During fiscal 1999, net sales to distributors and retailers of the Company totaled approximately $52,398,000 or 89% of the Company's net sales compared to approximately $33,008,000 or 85% and $19,006,000 or 74% for the years ended September 30, 1998 and 1997. The Company has no exclusive distributor or retailer and sells through a multitude of retailers and distributors, no one of which accounted for more than 10% of the Company's net sales. The Company either sells direct to retailers or utilizes distributors, who sell to a variety of retailers and value added resellers.

Sales to Original Equipment Manufacturers ("OEMs")

     The OEM business is one where a PC manufacturer incorporates the Company's WinTV board or Impact video conferencing board into a product sold under the OEM's label. Although no assurances can be made, the Company's OEM business is expected to increase in the next few years. Factors which could impact the expansion of the Company's OEM business include, among other things, the ability to successfully negotiate and implement agreements with original equipment manufactures. It is anticipated, but there can be no assurances, that new FCC regulations mandating the digital broadcasting TV signals by the year 2006 will attract consumer interest in devices, such as the Company's WinTV(R) boards, which are equipped to receive digital TV broadcasts.

     The Company's OEM business totaled approximately $6,203,000, $ 5,749,000 and $6,607,000 for 1999, 1998 and 1997 For fiscal 1999 and 1998, the
     Company sold product to a variety of OEM customers, none of which accounted for more than 10% of total sales in 1999 and 1998. In 1997, a computer peripheral company accounted for 11% of net sales and a company providing news service accounted for 12% of net sales. Sales to OEM customers accounted for approximately 11 %, 15% and 26% of the Company's net sales for 1999, 1998 and 1997.

Video Conferencing Market

     During fiscal 1997, the Company, on an OEM project basis, began selling a video conferencing board, (the Impact VCB) to a large computer peripheral company, who targeted the product through nationwide retail outlets. In fiscal 1999, the company developed a new generation of ImpactVCB's, primarily to lower cost and to increase system performance. Video conferencing allows PC users to see and hear each other through a video window on their computer monitor. Using Hauppauge's video conferencing board, a modem, camera and the applicable software,. users can visually share information with each other.

     The Company believes that PC based video conferencing will be a growth market as software products, such as White Pine's CUSEEME and Microsoft's NetMeeting, gain in popularity.

Marketing and Sales

     The Company sells both domestically and internationally through Company sales offices in New York, California

, Germany, the United Kingdom , France and Singapore, plus through independent sales representative offices in Sweden, Italy, the Netherlands, Spain and Beijing, China. For the fiscal years ended September 30, 1999, 1998 and 1997, approximately 27%, 28% and 34% of the Company's net sales were made within the United States, respectively, while approximately 73%, 72% and 66% were outside the United States (predominately in Germany, the United Kingdom , France and the Netherlands) respectively. Hauppauge Computer Works, LTD, a foreign sales corporation, handles all sales outside of the United States.

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

     The Company currently has 8 sales persons located in Europe, two salespersons in the Far East and 6 sales persons in the United States, located in New York and California. The Company also has 4 manufacturer representatives retained by it on a non-exclusive basis, who work with customers in certain domestic geographic areas.

     See Management's Discussion and Analysis- results of operations-years ended September 30, 1999, 1998 and 1997 with reference to a discussion on the impact seasonality has on the Company's sales.

Foreign Currency Fluctuations

     Since the Company has extensive sales to European customers, the Company is exposed to market risks resulting from the fluctuations in the foreign currency exchange rates to the dollar. The Company attempts to reduce these risks by utilizing foreign exchange hedging contracts. The value of the Euro and British Pound against the dollar can affect the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's revenues (as expressed in U.S. dollars), gross margins, operating income and retained earnings. Where it deems prudent, the Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Primarily selling foreign currencies through window contracts, the Company attempts to hedge its foreign sales against currency fluctuations.

     As of September 30, 1999, the Company has foreign currency forward contracts outstanding of approximately $4.0 million for the Euro. The contracts expire through January 2000. As of September 30, 1999, the Company had deferred gains from foreign currency forward contracts of under $2,000.

     These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. The contracts the Company procures are specifically entered into to as a hedge against existing or anticipated exposure. The Company does not enter into contracts for speculative purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against the currencies in which the Company sells it products, the Company's revenues can be adversely affected.

Competition

     The Company's business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, sales and marketing resources than that which the Company has. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. The Company competes in this emerging market against companies such as ATI Technologies Inc., 3dfx Interactive Inc. Pinnacle Systems and AVerMedia Technologies among others. The Company believes that competition from new entrants will increase as the market for digital video in a PC expands. There can be no assurances that the Company will not experience increased competition in the future. Such increased competition may have a material adverse effect on the Company's ability to successfully market its products. However, the Company believes that through research and development, reduction of manufacturing costs and aggressive marketing it can compete in this very competitive market, although there can be no assurances of such.

Patents, Copyrights and Trademarks

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

     In the course of its business, the Company may receive and has received communications asserting that the Company's products may or in fact infringe patents or other intellectual property rights of third parties. The Company's policy is to investigate the factual basis and/or the frivolousness of such communications, with the advice from legal counsel, and to negotiate licenses where appropriate. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products, or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all. There can be no assurance that such communications can be settled on commercially reasonable terms or that they will not result in protracted and costly litigation. There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to the Company, to protect its trade secrets, trademarks and other intellectual property rights owned by the Company, or to defend the Company against claimed infringement. Any such litigation could be costly and a diversion of management's attention, either of which could have material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     On December 27, 1994, the Company's mark, "WinTV(R)", was registered with the United States Patent and Trademark Office. The Company's "Hauppauge" name logo is also registered.

     See "Legal Proceedings" for a discussion of certain litigation.

Employees

     As of September 30, 1999, the Company had 94 employees worldwide, including its executive officers, all of which are full-time. None of the Company's employees are represented by a union, and management considers its relationship with its employees to be excellent.

Corporate Structure

     Hauppauge Digital, Inc. (the "Company") was incorporated in the state of Delaware on August 2, 1994 and has four wholly owned subsidiaries, Hauppauge Computer Works, Inc., which was incorporated in the state of New York on December 14, 1982, HCW Distributing Corp., which was incorporated in the state of New York on September 13, 1984, Hauppauge Digital Asia Pte. Ltd., which is incorporated in Singapore and Hauppauge Digital Europe SARL, which is incorporated in Luxembourg. Hauppauge Computer Works, Inc. is the owner of all the outstanding shares of Hauppauge Computer Works, GmbH, a German corporation responsible for directing European marketing efforts, Hauppauge Computer Works, LTD, a Virgin Islands corporation responsible for handling sales outside of the United States, Hauppauge Computer Works SARL, a French Corporation responsible for sales and marketing efforts in France. Hauppauge Computer Works GMBH is the owner of Hauppauge Computer Works LTD, an English corporation which directs the Company's sales and marketing efforts in the United Kingdom. All references herein to the Company include the Company, its wholly owned subsidiaries and their subsidiaries, unless otherwise indicated or the context otherwise requires.

     In 1999, the Company established a new sales, warehousing, packing and R&D facility in Singapore. This is the headquarters for Hauppauge Digital Asia Pte. Ltd. The purpose of this facility is to better provide sales and marketing support for the Asia market, and to expand the Company's Research and Development capacity.

     The Company is currently restructuring and consolidating its European operations to lower distribution and warehousing costs, and anticipated to bring into effect a lower overall corporate tax rate. This restructuring will continue throughout Fiscal 2000. The Company expects this restructuring to result in higher operating margins for products sold into the European market.

     The Company's executive offices are located at 91 Cabot Court, Hauppauge, New York 11788, its telephone number at that address is (516) 434-1600 and its internet address is http://www.hauppauge.com.

Item  2       DESCRIPTION OF PROPERTY

     The Company occupies a 25,000 square foot facility at 91 Cabot Court, Hauppauge, New York which it uses as its executive offices and for the testing, storage, and shipping of its products. The Company considers the premises to be suitable for all its needs. The building is owned by a partnership consisting of Messrs. Aupperle and Plotkin and their wives and is leased to the Company under a lease agreement expiring on January 31, 2006 with an option of the Company to extend the lease for an additional three years. Rent is currently at the annual rate of $354,959, and will increase to $372,707 per year on February 1, 2000. The rent is payable in equal monthly installments and increases at a rate of 5% per year on February 1 of each year thereafter including during the option period. The premises are subject to two mortgages which have been guaranteed by the Company upon which the outstanding principal amount due as of September 30, 1999 was $978,655. The Company pays the taxes and operating costs of maintaining the premises.

     The Company also occupies, in Fremont, California, approximately 1,600 square feet. This office operates as the Company's western region sales office. The lease, which expires on May 18, 2000, requires the Company to pay monthly rent of approximately $2,300 per month, with the rent increasing 3.8 percent on May 19 1998 and May 19, 1999. On December 1, 1999, the Company leased an additional 1,642 square feet. Monthly rent for the combined space is approximately $ 4,900 per month. The lease on both the locations expires on May 31, 2000. The Company is also responsible for a portion of common area maintenance charges based on the space it occupies.


     The Company, through Hauppauge Computer Works, Inc., GmbH, maintains an office in Germany, which consists of approximately 6,000 square feet. This facility contains a sales office, customer support area, a demonstration room and a storage facility. The Company pays a monthly rent of approximately $3,700 per month for this facility pursuant to a rental agreement which expires on October 31, 2006.

     In fiscal 1999 the Company, through a wholly owned subsidiary, opened an office in Singapore. The office in Singapore leases about 6,400 square feet of office and warehouse space. The lease, which expires on November 30, 2002, calls for a monthly rent of $ 4,700. The rent includes an allocation for common area maintenance charges.

Item 3.    LEGAL PROCEEDINGS.

     In January 1998, Advanced Interactive Incorporated ("AII") contacted the Company and attempted to induce the Company to enter into a patent license or joint venture agreement with AII relative to certain of the Company's products. AII alleged that such products infringe U.S. Patent No. 4, 426, 698 (the "AII Patent"). At such time, the Company's engineering staff analyzed the AII Patent and determined that the Company's products did not infringe any such patent. Accordingly, the Company rejected AII's offer.

     On October 6, 1998, the Company received notice that AII had commenced an action against it and multiple other defendants in the United States District Court for the Northern District of Illinois, alleging that the certain of the Company's products infringe on certain patent rights allegedly owned by the plaintiff. The complaint seeks unspecified compensatory and statutory damages with interest. The Company denies such allegations and intends to vigorously defend this action. On December 22, 1998, the Company filed its Answer (the "Answer").

     Among other things, pursuant to the answer, the Company denies that its products infringe AII's patent rights and asserts certain affirmative defenses. In addition, the Answer contains a counterclaim challenging the validity of AII's alleged patent rights.

     Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of the AII litigation. In the event that the Company were not to prevail in this litigation, the Company could be required to pay significant damages to AII and could be enjoined from further use of such technology as it presently exists. Although a negative outcome in the AII litigation would have a material adverse affect on the Company, including, but not limited to, its operations and financial condition, the Company believes that, if it is held that the Company's products infringe AII's patent rights, the Company would attempt to design components to replace the infringing components or would attempt to negotiate with AII to utilize its system, although no assurances can be given that the Company would be successful in these attempts. At the present time, the Company can not assess the possible cost of designing and implementing a new system or obtaining rights from AII.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                        Executive Officers of Registrant

                                                                 First Elected
                                        Offices and              an Officer of
Name                          Age(1)    Positions Held           the Company

Kenneth R. Aupperle            42       President, chief             1982
                                        operating officer and
                                        Director

Kenneth Plotkin                48       Chairman of the board of     1982
                                        directors, chief executive
                                        officer, vice-president,
                                        secretary and Director

Gerald Tucciarone              44       Chief financial officer      1995
                                        and treasurer

John Casey                     43       Vice-president - technology  1987

                                  -------------
(1) Age as of September 30, 1999.

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

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The principal market on which the common stock of the Company (the "Common Stock") is traded is the over-the counter market. The Common Stock is quoted on the NASDAQ National Market and its symbol is HAUP. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended
September 30, 1999            High                Low
------------------            ----                ---

First Quarter                10 5/8              5 5/8
Second Quarter               11 1/2              7 3/4
Third Quarter                30 3/8              9 13/16
Fourth Quarter               32 1/8             21 3/8

Fiscal Year Ended
September 30, 1998           High                 Low
------------------           ----                 ---

First Quarter                6                   3 15/16
Second Quarter               10 3/8              4 7/16
Third Quarter                15                  9 5/8
Fourth Quarter               13 3/4              6

(b) The approximate number of holders of record of the Common Stock as of December 9, 1999 was 263. The Company believes there are in excess of 2,000 beneficial holders of the Common Stock.

     No dividends have been paid during the past two years. The Company has no present intention of paying any cash dividends in its foreseeable future and intends to use its net income, if any, in its operations.

     ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data with respect to the Company's financial position and its results of operations for each of the five years in the period ended September 30, 1999 set forth below has been derived from the Company's audited consolidated financial statements. The selected financial information presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto in item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
item 7.



Years ended September 30,                        1999            1998            1997           1996        1995
                                                 -----           -----           -----         ------      ------


                                             (in thousands, except for per share amounts)

Net Sales                                     $   58,602        $ 38,757       $ 25,613      $  14,695     $ 11,551
Cost of sales                                     42,435          28,643         19,962         11,014        9,244
                                                  ------          ------         ------         ------        -----
   Gross Profit                                   16,167          10,114          5,651          3,681        2,307

Selling, General and Administrative
   Expenses                                       10,458           7,244          4,283          3,022        3,151
Research & Development Expenses                    1,256             808            560            448          269
                                                   -----             ---            ---            ---          ---
   Income  (loss) from operations                  4,453           2,062            808            211       (1,113)

Other Income (Expense):
Interest Income                                      201             236            243             82           29
Other , net                                          (61)            184             (9)            16         (439)
                                                     ---             ---             --             --         ----

   Income (loss) before taxes on income            4,593           2,482          1,042            309       (1,523)

Income tax provision                               1,602           1,027            150             30           -
Reduction in deferred tax valuation allowance       (127)           (503)           (94)             -           -
                                                    ----            ----            ---
Net tax provision                                  1,475             524             56             30           -
                                                   -----             ---             --             --

   Net income, (loss)                         $    3,118        $  1,958       $    986 $          279     $ (1,523)
                                              ==========        ========       ======== ==============     ========

Net income, (loss) per share:
Basic                                         $     0.72        $   0.44  $        0.22 $         0.09     $  (0.64)
Diluted                                       $     0.66        $   0.42  $        0.22 $         0.09     $  (0.64)


Weighted average shares outstanding:
Basic                                              4,316           4,403          4,427          3,261        2,383
Diluted                                            4,740           4,677          4,435          3,261        2,383



Balance Sheet Data (at period end):

Working capital                               $   12,533        $ 9,536        $  8,689      $   7,969       $    1,472
Total assets                                      27,728         22,897          14,471         11,931            4,946
Stockholders' equity                              13,322         10,037           8,966          8,174            1,675


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

                              Results of Operations
                     Years ended September 30, 1999 and 1998

     Sales for the year ended September 30, 1999 were $58,601,611 compared to $38,757,443 for the year ended September 30, 1998, resulting in an increase of $19,844,168 or 51%, comprised of an increase in domestic sales of 44% and an increase in international sales of 54%. The primary forces driving the sales growth were:

- The full year effect of the increase in the Company's domestic distribution and retail channel to approximately 3,000 locations.
- Increased European sales due to the Company's expansion into new geographic markets combined with increased sales to the Company's existing European customers.
-    Growth in sales to direct corporate customers.

     Unit sales for the year ended September 30, 1999 increased 62% to approximately 670,000 as compared to approximately 413,000 for the prior year. Domestic sales were 27% of net sales for the current year compared to 28% for the prior year. International sales were 73% of net sales for the current year compared to 72% for the prior year.

     Gross profit increased to $16,166,999 from $10,113,600, an increase of $6,053,399 or 60% over the prior year. The gross profit percentage was 27.6% for the year ended September 30, 1999 compared to 26.1% for the year ended September 30, 1998.

The increase in gross profit was primarily due to:


- Shifting the majority of the Company's production to subcontractors in Scotland and Malaysia, resulting in a reduction of import duties and lower unit manufacturing costs.
- A reduction in material, labor and other subcontractor production costs due to the benefits of increased production volume, which resulted in improved material prices and allocation of fixed production overhead spread over a larger volume of boards.

     The chart below illustrates the components of Selling, General and Administrative expenses:


                                   Twelve months ended September  30,
                                   ----------------------------------
                    Dollar Costs                                        Percentage of Sales
                    ------------                                        -------------------
                                                                                                   Increase/
                           1999               1998          Increase         1999      1998       (Decrease)
                           ----               ----         -----------       ----      ----
Sales & Promotional   $  6,073,732         $4,603,989      $ 1,469,743       10.4%     11.9%      (1.5%)
Customer Support           447,860            301,860          146,000         .8%       .8%         -
Product Handling           592,494            449,999          142,495        1.0%      1.2%      ( .2%)
General & Admin          3,343,627          1,887,970        1,455,657        5.7%      4.9%        .8%
                     -------------         ----------      -----------       -----     -----      ------


    Total             $10,457,713          $7,243,818      $ 3,213,895       17.9%     18.8%      ( .9%)

As a percentage of sales, Selling, General and Administrative expenses for the year ended September 30, 1999 declined by .9% when compared to the prior year. Sales and Promotional expenses and Product Handling expenses declined 1.5% and
 .2%  respectively.   General  and  Administrative  expenses  increased  by  .8%.
Represented in dollars, Selling General and Administrative expenses increased $3,213,895 compared to the prior year.


The increase in Sales and Promotional expenses of $1,469,743 was primarily due to:

-   Increase  in  marketing  and   promotional   programs  to  support  product
    visibility at a greater number of retail locations.
-   Higher commissions  resulting from the 51% net sales increase.
-   The opening of sales  offices in the United Kingdom and France
-   Additional marketing personnel required to handle expanded market locations.

     Customer Support and Product Handling expenses increased $146,000 and $142,495 respectively. Customer Support costs increased due to the additional staff required to maintain a high level of customer service to support the Company's expanding domestic and international customer base. Increased Product Handling costs was a function of greater shipment volume to customers.

The increase in General and Administrative costs of $1,455,657 was primarily due to:

-   Contractual wage increases for senior executives.
- Retaining professional services for public relations and investment banking advice.
- Fees for legal and accounting services, primarily for tax consultation, patent issues and acquisition advice.
-   Larger incentive bonus accruals based on increased profitability.
- Increased bad debt expense, due primarily to a customer filing for bankruptcy

Research and Development expenses increased $448,448 or approximately 56%. The increase was due to the initiation and completion of several projects in fiscal 1999 which led to the introduction of several new products in the USB and digital video areas.

     The Company had net other income for the twelve months ended September 30, 1999 of $139,878 compared to net other income for the prior year of $420,796. The decrease in net other income was primarily due to lower returns on monies invested throughout the year and foreign currency exchange losses due to the decline of the Euro.

     Provision for income taxes was $1,475,000, or an effective tax rate of 32% for the year ended September 30, 1999 compared to $523,937 or an effective tax rate of 21% for the year ended September 30, 1998. The net effective rate for fiscal 1999 and 1998 was reduced by a reduction in the deferred tax valuation allowance of $127,000 and $503,131, recorded during the fourth quarters of fiscal 1999 and 1998, respectively. The reduction lowered the effective rate tax rate from 35% to 32% in fiscal 1999 and 41% to 21% in fiscal 1998, respectively.

     The reduction in the effective tax rate, before the reduction of the deferred tax valuation allowance, for 1999 to 35% from 41% for 1998, was due to the tax benefits derived primarily from the allocation of income to a foreign sales corporation.

     As a result of the above, the Company recorded net income after taxes for the year ended September 30, 1999 of $3,117,628, or an increase of 59%, when compared to $1,958,553 for the year ended September 30, 1998.

Earnings per share, on a basic and diluted basis were, $0.72 and $0.66, respectively, for 1999, on weighted average basic and diluted shares outstanding of 4,316,216 and 4,739,874, respectively. Earnings per share, on a basic and diluted basis for 1998 were $0.44 and $0.42, respectively for 1998 on weighed average basic and diluted shares outstanding of 4,403,357 and 4,676,747, respectively.

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

     Unit sales for the year ended September 30, 1998 increased 47% to approximately 413,000 as compared to approximately 281,000 for the prior year. Sales to domestic customers were 28% of net sales for the current year compared to 34% for the prior year. Sales to international customers were 72% of net sales for the current year compared to 66% for the prior year.

     Gross profit increased to $10,113,600 from $5,651,217, an increase of $4,462,383 or 79% over the prior fiscal year. The gross profit percentage was 26.1% for the year ended September, 1998 compared to 22.1% for the prior year. The increase in gross profit was primarily due to the absorption of manufacturing overhead over a greater number of units, a program of hedging foreign sales currency exposure, primarily for German Marks and British Sterling, which has stabilized the effect of foreign currency fluctuations, and the shifting of production for most of the Company's European sales to a subcontractor in Scotland, which resulted in lower unit production costs, the elimination of duty on completed boards and reduced shipping costs.

     The chart below illustrates the components of selling, general and administrative expenses:


                                         Dollars Costs                                  Percentage of Sales

                                    1998               1997           Increase          1998           1997      Increase/
                                    ----               ----           --------          ----           ----     (Decrease)

Sales & Promotional             $4,603,989         $2,082,782         $2,521,207        11.9%           8.1%       3.8%
Customer Support                   301,860            232,740             69,120          .8%            .9%      ( .1%)
Product Handling                   449,999            311,961            138,038         1.2%           1.2%        -
General & Admin                  1,887,970          1,655,847            232,123         4.9%           6.5%      (1.6%)
                               -----------          ----------       -----------        -----       --------      ----------

    Total                       $7,243,818         $4,283,330         $2,960,488        18.8%          16.7%       2.1%


Although Customer Support and General and Administrative expenses as a percentage of sales declined in total by 1.7 percent compared to last year, Sales and Promotional expense as a percentage of sales increased 3.8 percent compared to the prior year, resulting in an overall increase in Selling, General and Administrative expenses as a percentage of sales of 2.1 percent. Represented in dollars, Selling General and Administrative expenses increased $2,960,488 over fiscal 1997. The largest component of this increase was Sales and Promotional expenses whose increase of $2,521,207 over the prior year represents about 85% of the total increase. The increase in sales and promotional expenses was primarily due to the Company allocating approximately $1 million of additional marketing funds to participate, as a Microsoft Windows98 launch partner, in the marketing, promotional and media campaign associated with the introduction of Windows98. In addition, the Company during fiscal 1998 embarked on a commitment to increase its domestic market presence. To achieve this goal, the Company has increased its outside sales staff, paid higher commissions resulting from the 51% net sales increase, and incurred higher marketing and promotional costs in support of increased distribution and retail locations. As a result of this program, the number of retail stores carrying the Company's products increased from approximately 300 retail locations at the start of the year to approximately 3,000 as of September 30, 1998.

     Customer Support, Product Handling, and General and Administrative expenses, which represents about 15% of the increase over the prior year, increased $69,120, $138,038 and $232,123 respectively. Additional staff required to consistently maintain a high level of customer support in light of the Company's expanding customer base caused the Customer Support costs to increase. Increased Product Handling costs was a function of greater shipment volume to customers. The increase in General and Administrative costs was mainly for contractual wage increases, higher rent, utilities and building costs for the Company's sales office in California, which opened in June 1997, higher communication costs due to increased voice and data traffic, and approximately $60,000 in listing fees related to the Company's move to the NASDAQ National Market from the NASDAQ Small Cap Market.


     Research and development expenses increased $247,721 or approximately 44%. The increase was due to the strategic addition of personnel which is in line with the Company's commitment to expand its engineering research and development resources to continually enhance current products and further develop future product lines.

     The Company had net other income of $420,796 compared to net other income for the prior fiscal year of $234,291. The increase in net other income was primarily foreign currency exchange rate gains as a result of favorable foreign rates.

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

     During the fiscal years prior to 1997, the Company, due to unpredictable sales, new product introduction, rapid product change and the limited track record of profitability, had recorded full valuation allowances against deferred tax assets. At September 30, 1997, the company had $513,798 in deferred tax assets offset by a valuation allowance of $419,798, resulting in a net deferred tax asset of $94,000. At the end of fiscal 1998, in recognition of the continued profitability of the Company, the ability to carry back deferred tax benefits to offset prior year taxable income and projected profitability, the Company decided to not only substantially reduce the existing valuation, but to forego recording a valuation on deferred tax assets recorded in fiscal 1998. In recognition of this, the Company reduced the valuation allowance by $292,798 during the fourth quarter. Also in the fourth quarter, the Company recognized a net addition to deferred tax assets of $210,333. The reduction of the valuation allowance and the increase in 1998 deferred tax assets without any corresponding valuation allowance resulted in a reduction in the tax provision of $503,131. As of September 30, 1998, the company had deferred tax assets of $ 724,131 offset by a valuation allowance of $127,000, resulting in a net deferred tax asset of $597,131.

     As a result of the above, the Company recorded net income after taxes for the year ended September 30, 1998 of $1,958,553, which resulted in basic and diluted earnings per share of $0.44 and $0.42 respectively, on weighed average basic and diluted shares outstanding of 4,403,357 and 4,676,747, respectively, compared to net income after taxes of $985,808 for the year ended September 30, 1997, which resulted in basic and diluted earnings per share of $0.22 on weighted average basic and diluted shares of 4,427,440 and 4,434,598, respectively.

     Since the Company sells primarily to the consumer market, the Company has experienced certain revenue trends. The sales of the Company's products, which are primarily sold through distributors and retailers, has historically recorded stronger sales results during the Company's first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. In addition, the Company's international sales, mostly in the European market, were 73%, 72 % and 66% of sales for the years ended September 30, 1999, 1998 and 1997, respectively. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

     To offset the above cycles, the Company continues to target a wide a range of customer types in order to moderate the seasonality of retail sales.



Liquidity and Capital Resources

     The Company's cash, working capital and stockholders' equity position is disclosed below:

                                      As  of September 30,
                              1999            1998            1997
                              ----            ----            ----


Cash                     $  6,122,922    $   6,281,852     $ 5,602,412
Working Capital            12,533,310        9,536,450       8,689,914
Stockholders' Equity       13,322,091       10,036,898       8,966,772



The significant items of cash provided by and cash (consumed ) for the fiscal year ended September 30, 1999 are detailed below:



Net income (adjusted for non cash items), excluding deferred tax benefits    $   3,349,994
Changes to deferred tax assets                                                     120,057
Increase in investment for current assets                                    (   4,855,784)
Operations funded by current  liabilities-net                                    1,544,937
Purchase of Property, Plant & Equipment                                      (     431,288)
Other                                                                              113,154
                                                                             --------------
    Net Cash Consumed                                                        (     158,930)



     Net cash of $ 159,204 provided by operating activities was primarily due to cash generated from net income (adjusted for non cash items) of $3,349,994, a net decrease in deferred tax assets of $ 120,057 and operations funded by the increase in current liabilities of $1,544,937, offset partially by cash invested in current assets of $4,855,784.

     Cash of $431,288 was used to purchase fixed assets. The exercise of employee options provided additional cash of $192,691. The purchase of treasury shares consumed $63,525 in additional cash.

     The Company's asset based credit facility expired on February 28, 1998. The Company has chosen not to renew the loan facility. The Company feels it is in a position to obtain new financing at more competitive rates, and is currently negotiating with new institutions to replace the expired loan facility.

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own stock. The Company will use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of the Board of Directors. Through September 30, 1999, the Company had repurchased 214,300 shares for $1,267,129 at an average purchase price of approximately $5.91 per share.

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

Euro

     On January 1, 1999, the Euro was adopted in Europe as the common legal currency among 11 of the 15 member countries of the European Community. On that date, the participating countries established fixed Euro conversion rates (i.e. the conversion exchange rate between their existing currencies and the Euro). The Euro now trades on currency exchanges and is available for non cash transactions. A new European Central Bank was established to direct monetary policy for the participating countries.

     Effective January 1, 1999, the Company began invoicing its customers, located in the eleven member countries, in Euros. The benefits to the Company were twofold:

- The Company's foreign currency hedging program was streamlined to two currencies, the Euro and the British Pound.

- The pricing from country to country was harmonized, eliminating price differences between countries due to the fluctuating local currencies.

The conversion to the Euro was handled by the Company without any material disruptions to the Company's operations.

Effect of New Accounting Pronouncements

 Investment Derivatives and Hedging Activities  Income

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Investments and Hedging Activities Income. SFAS 133 is effective for transactions entered into after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of SFAS 133 will have on its results of operations and financial position.


Year 2000

     Many computer systems were not designed to handle dates beyond the year 1999. The Company evaluated the effect of Year 2000 issues relating to its internal computer systems and has concluded that its system was not Year 2000 compliant. In recognition of this, the Company purchased and installed new software and upgraded its computer hardware during fiscal 1999. Testing was performed in house by Company personnel, with assistance from an outside consultant. The hardware upgrades and the implementation of new software began in January 1999. The new system was fully operational on October 1, 1999. The cost to the Company to become Year 2000 compliant was approximately $150,000, which was funded through internally generated cash flow, capitalized to fixed assets and will be amortized over a period as prescribed by generally accepted accounting principles.


     The Company has been advised by its vendor that the Company's phone system, installed during fiscal 1998, is Year 2000 compliant. The Company's facility security system was upgraded during fiscal 1999 and the Company has been advised by its vendor that such system is Year 2000 compliant.

     During fiscal 1999, the company sent Year 2000 questionnaires to third parties the Company does business with in order to identify, if possible, the status of the third parties' Year 2000 readiness. The Company received a majority of responses back by the close of the 1999 fiscal year. Although the responses showed that these third parties were either Year 2000 compliant or working to resolve their Year 2000 compliance issues, the Company has limited or no control over the actions taken by these third parties. Accordingly, there can be no assurance that all the third parties the Company does business with will successfully resolve all of their Year 2000 issues. The failure of these third parties to resolve their Year 2000 issues could have a potentially adverse affect on the Company. The Company continues to monitor the readiness of third parties we currently due business with and look to procure new third parties who are year 2000 compliant in an effort minimize the risk to the Company.

     The Company has a contingency plan to respond to the possible effects the Year 2000 problem has on third parties that are important to the Company's operations. The Company has communicated with its critical suppliers, vendors, customers, utilities, financial institutions and telecommunication providers with whom it does significant business to identify any Year 2000 issues. The Company will continue to communicate with and review the progress of these third party enterprises in resolving their Year 2000 issues. The ability to accurately assess the Company's third parties' readiness is dependent in large part upon the reliability and completeness of their representations.

Risk Factors

     From time to time, information provided by the company, statements made by its employees or information provided in its Securities and Exchange Commission filings, including information contained in this Form 10-K, may contain forward looking information.

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

Item 7A.  Market Risks

     Since the Company has extensive sales to European customers, the Company is exposed to market risks resulting from the fluctuations in the foreign currency exchange rates to the dollar. The Company attempts to reduce these risks by utilizing foreign exchange hedging contracts.

     The value of the Euro and British Pound against the dollar can affect the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's revenues (as expressed in U.S. dollars), gross margins, operating income and retained earnings. Where it deems prudent, the Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Primarily selling foreign currencies through window contracts, the Company attempts to hedge its foreign sales against currency fluctuations.

     As of September 30, 1999, the Company has foreign currency forward contracts outstanding of approximately $4.0 million for the Euro. The contracts expire through January 2000. As of September 30, 1999, the Company had deferred gains from foreign currency forward contracts of under $2,000.

     These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. The contracts the Company procures are specifically entered into to as a hedge against existing or anticipated exposure. The Company does not enter into contracts for speculative purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against the currencies in which the Company sells it products, the Company's revenues can be adversely affected.

Item 8.  Financial Statements and Supplementary Data

     See Consolidated Financial Statements annexed hereto

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         Not  applicable

     PART III

     Item 10  (Directors,  Executive  Officers,  Promoters and Control  Persons;
Compliance with Section 16(a) of the Exchange Act), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of September 30, 1999 and are incorporated herein by reference.

     PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         Exhibit
Number
  1.1        Form of Underwriting Agreement with Lew Lieberbaum & Co., Inc.
  3.1        Certificate of Incorporation, as amended to date (1)
  3.2        By-laws, as amended to date (1) (3)
  4.1        Form of Common Stock Certificate (1)
  4.2        1994 Incentive Stock Option Plan (1)
  4.3        1996 Non-Qualified Stock Option Plan (4)
  4.4        1998 Incentive Stock Option Plan (5)
 10.1        Form of Employment Agreement with Kenneth R. Aupperle
 10.2        Form of Employment Agreement with Kenneth Plotkin
 10.3        Lease dated February 7, 1990 between Ladokk Realty Company and
             Hauppauge Computer Works, Inc.(1)
 10.3.1      Modification made February 1, 1996 to lease dated 1990 between
             LADOKK Realty and Hauppauge Computer Works, Inc. (2)
 10.8        Long Island Development Corporation ("LIDC") Mortgage Loan
             Agreements (1)
 10.9        The Company's Guaranty of LIDC Loan Agreements (1)
 10.10       Shawmut Mortgage Loan Agreements  (1)
 10.11       The Company's Guaranty of the Shawmut Mortgage Loan Agreements (1)
 10.12       Master Purchase Agreement between Reuters Ltd. and Hauppauge
             Computer Works Inc. (1)
 10.13       Credit Agreement between MTB Bank and Hauppauge Computer Works,
             Inc. dated March 28, 1996  (1)
 22          Subsidiaries of the Company
 23          Consent of BDO Seidman LLP

(1) Denotes document filed as an exhibit to the Company's Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.

(2) Denotes document filed as an exhibit to the Company's Form 10-KSB for September 30, 1996 and incorporated herein by reference.

(3) With respect to Article X of the By-Laws, denotes document filed as an exhibit to the company's Form 10-KSB for September 30, 1997 and incorporated herein by reference.

(4) Denotes document filed as an Exhibit to the company's definitive Proxy Statement pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as filed on January 27, 1998, and incorporated herein by reference.

(5) Denotes document filed as an Exhibit to the Company's definitive Proxy Statement pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as filed on January 27, 1998 and incorporated herein by reference.

          (b) Reports on form 8K

          No report on form 8K was filed by the company during the fourth quarter of the fiscal year ended September 30, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly endorsed.

                         HAUPPAUGE DIGITAL INC.


                         By:/s/ Kenneth Plotkin             Date: 12/29/99
                         ------------------------------           --------
                         KENNETH PLOTKIN
                         Chief Executive Officer, Vice-
                         President, and Secretary


                         By:/s/ Gerald Tucciarone           Date: 12/29/99
                         ------------------------------           --------
                         GERALD TUCCIARONE
                         Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.


                          By:/s/ Kenneth R. Aupperle        Date: 12/29/99
                          -----------------------------           --------
                          KENNETH R. AUPPERLE
                          Director


                          By:/s/ Kenneth Plotkin            Date: 12/29/99
                          -----------------------------           --------
                          KENNETH PLOTKIN
                          Director

                          By:/s/ Steven J. Kuperschmid      Date: 12/29/99
                          ----------------------------            --------
                          STEVEN  J. KUPERSCHMID
                          Director


                          By:/s/ Bernard Herman             Date: 12/29/99
                          -----------------------------           --------
                          BERNARD HERMAN
                          Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page(s)

Report of Independent Certified Public Accountants                       F-2

Consolidated Balance Sheets as of September 30,
         1999 and 1998                                                   F-3

Consolidated Statements of Income for the
            years ended September 30, 1999, 1998  and 1997               F-4

Consolidated Statements of Stockholders' Equity
            for the years ended September 30, 1999, 1998  and 1997       F-5

Consolidated Statements of Cash Flows for the years
         ended September 30, 1999, 1998  and 1997                        F-6

Notes to Consolidated Financial Statements                        F-7 - F-18

Report of Independent Certified Public Accountants                      F-19

Schedule II-Valuation and Qualifying Accounts                           F-20

Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York


We have audited the accompanying consolidated balance sheets of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years ended September 30, 1999. These financial statements are the responsibility of the management of Hauppauge Digital, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP
----------------------------
   BDO Seidman, LLP

Melville, New York
December 10, 1999

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                  September 30,

      ASSETS                                                                  1999            1998
                                                                              ----            ----

  Current Assets:
      Cash and cash equivalents                                           $ 6,122,922     $ 6,281,852

       Accounts receivable, net of  allowance for doubtful
          accounts of  $135,000 and  $100,000                               6,973,452       6,497,163
     Inventories                                                           12,957,439       8,552,097
     Prepaid expenses and other current assets                                407,916         468,763
     Deferred tax assets                                                      477,074         597,131
                                                                             --------         -------
                Total current assets                                       26,938,803      22,397,006

     Property, plant and equipment, net                                       718,562         443,610
     Security deposits and other non current assets                            70,219          56,838
                                                                               ------         -------
                                                                          $27,727,584     $22,897,454
                                                                          ===========      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY :

 Current  Liabilities:
    Accounts payable                                                      $11,208,777     $ 9,497,003
    Accrued expenses                                                        2,698,161       2,342,380
    Income taxes payable                                                      498,555       1,021,173
                                                                              -------       ---------
              Total current liabilities                                    14,405,493      12,860,556
                                                                           ----------      ----------


 Commitments and Contingencies (Notes 5, 8 and 9)

 Stockholders' Equity
    Common stock $.01 par value; 10,000,000 shares authorized, 4,560,302
           and 4,501,402  issued, respectively                                 45,603          45,014
    Additional paid-in capital                                             10,696,208      10,465,707
    Retained earnings                                                       3,847,409         729,781
    Treasury stock, at cost, 214,300 and  207,200 shares,  respectively    (1,267,129)     (1,203,604)
                                                                           -----------     -----------
             Total stockholders' equity                                    13,322,091      10,036,898
                                                                           -----------     -----------
                                                                          $27,727,584     $22,897,454
                                                                           ==========     ============




          See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                   Years ended September 30,

                                                        1999                1998                 1997
                                                        ----                ----                 ----

Net sales                                           $58,601,611          $38,757,443         $25,613,252

Cost  of sales                                       42,434,612           28,643,843          19,962,035
                                                     ----------           ----------          ----------
    Gross profit                                     16,166,999           10,113,600           5,651,217

Selling , general and administrative expenses        10,457,713            7,243,818           4,283,330
Research & development expenses                       1,256,536              808,088             560,367
                                                      ---------              -------             -------
    Income from operations                            4,452,750            2,061,694             807,520

Other income (expense):
  Interest income                                       201,392              236,441             243,235
  Other, net                                            (61,514)             184,355              (8,944)
                                                        -------              -------              ------
      Income before taxes on income                   4,592,628            2,482,490           1,041,811

Taxes on income                                       1,475,000              523,937              56,003
                                                      ---------              -------              ------

      Net income                                     $3,117,628           $1,958,553         $   985,808
                                                     ==========           ==========         ===========

Net income per share-basic                           $     0.72           $     0.44         $      0.22
                                                     ==========           ==========         ===========

Net income per share-diluted                         $     0.66           $     0.42         $      0.22
                                                     ==========           ==========         ===========




          See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



                                                           Common Stock
                                                           ------------                     Retained
                                                                               Additional   Earnings
                                                       Number                  Paid-In     (Accumulated     Treasury
                                                     Of  shares    Amount      Capital      Deficit)          Stock         Total
                                                     -----------   --------    ----------  ------------    -------------    -------


BALANCE AT OCTOBER 1, 1996                           4,465,302     $44,653    $10,344,844  ($2,214,580)     $  -         $8,174,917

    Net income                                                                                 985,808         -            985,808
    Purchase of treasury stock                                        -            -            -           (193,953)      (193,953)

                                                     -----------  ----------   ---------- --------------   -------------  ----------

BALANCE AT SEPTEMBER 30, 1997                         4,465,302     $44,653   $10,344,844  ($1,228,772)    $(193,953)   $ 8,966,772

    Net income                                                                               1,958,553                    1,958,553
    Purchase of treasury stock                                                                            (1,009,651)    (1,009,651)
    Exercise of stock options                            29,600        296         91,272                                    91,568

    Stock issued to pay bonuses                           6,500         65         29,591                                    29,656
                                                     -----------   ---------   ---------- --------------  -------------- ----------
BALANCE AT SEPTEMBER  30, 1998                        4,501,402   $ 45,014    $10,465,707   $  729,781    $(1,203,604)  $10,036,898


    Net income                                                                               3,117,628                    3,117,628
    Purchase of treasury stock                                                                                (63,525)      (63,525)
    Exercise of  stock  options                          58,600        586        192,105                                   192,691

    Compensation in options for consulting services         -           -          36,000                                    36,000

    Stock issued to pay bonuses                             300         3           2,396                                     2,399
                                                     ----------  -----------   ----------  -----------     -----------  ------------

BALANCE AT SEPTEMBER  30, 1999                        4,560,302   $ 45,603   $ 10,696,208  $ 3,847,409    $(1,267,129)  $ 13,322,091
                                                     ==========  =========   ============= ===========    ============  ============




           See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years ended September 30,
                                                                                      1999              1998               1997



Cash flows from operating activities:
  Net income                                                                   $  3,117,628         $  1,958,553         $  985,808
                                                                               ------------         ------------         ----------
   Adjustments to reconcile net income to net cash
                                      provided by  (used in) operating
activities:

     Depreciation and amortization                                                  158,967               88,138             50,783

     Provision for doubtful accounts                                                 35,000               50,000             24,367
     Compensation paid in stock and options                                          38,399               29,656                 -
      Deferred income taxes                                                         120,057             (503,131)           (94,000)
 Changes in current assets and liabilities:
      Accounts receivable                                                          (511,289)          (3,353,030)        (1,382,610)
      Inventories                                                                (4,405,342)          (3,707,731)        (1,705,405)
      Prepaid expenses and other current assets                                      60,847               (9,223)          (268,379)
      Accounts payable                                                            1,711,774            5,093,216          1,584,954
      Accrued expenses                                                             (166,837)           2,262,808            163,894
                                                                                   --------            ---------            -------
                                                                                 (2,958,424)             (49,297)        (1,626,396)
                                                                                -----------              -------         ----------
        Net cash provided by (used in)  operating activities                        159,204            1,909,256           (640,588)

Cash flows from investing activities:
     Purchases of property, plant and equipment                                    (431,288)           (311,733)           (120,002)
    Security deposits and other                                                     (16,012)               -                 (2,220)
                                                                                    -------            --------              ------
       Net cash used in investing activities                                       (447,300)           (311,733)           (122,222)


Cash flows from financing activities:

       Purchase of treasury stock                                                  ( 63,525)         (1,009,651)           (193,953)
       Proceeds from the exercise of stock options                                   192,691             91,568                  -
                                                                                     -------             ------             -------
       Net cash provided by (used in) financing activities                           129,166           (918,083)           (193,953)
                                                                                     -------           --------            --------
       Net (decrease) increase in cash and cash equivalents                         (158,930)           679,440            (956,763)
      Cash and cash equivalents, beginning of period                               6,281,852          5,602,412           6,559,175
                                                                                   ---------          ---------           ---------
      Cash and cash equivalents, end of period                                  $  6,122,922        $ 6,281,852          $5,602,412
                                                                                ============        ===========          ==========

Cash and Cash Equivalents, end of period


Supplemental  disclosure:
    Income taxes paid                                                           $  1,971,561        $   148,522          $   66,895
                                                                                ============        ===========          ==========



          See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Hauppauge Digital, Inc. and its wholly owned subsidiaries, Hauppauge Computer Works, Inc., HCW Distributing Corp., Hauppauge Digital Asia, PTE, and Hauppauge Digital SARL, as well as Hauppauge Computer Works, GMBH and Hauppauge Computer Works, Ltd., both wholly owned subsidiaries of Hauppauge Computer Works, Inc. (collectively, the "Company"). All inter company accounts and transactions have been eliminated.

Nature of Business

     The Company is primarily engaged in the design, manufacture and marketing of WinTV(R) video computer boards and video conferencing boards. Win/TV boards convert moving video images from cable TV, video cameras or a VCR to a digital format which is displayed in a sizable window on a PC monitor. These video images can be viewed simultaneously with normal PC operations such as word processing programs and spreadsheet applications. The WinTV(R) board is marketed worldwide through retailers, distributors, original equipment manufacturers and manufacturers' representatives. Net sales to international and domestic customers were approximately 73% and 27%, 72% and 28%, and 66% and 34% of total sales for the years ended September 30, 1999, 1998 and 1997, respectively. The Company operates in only one segment. The Company maintains sales offices in both Europe and Asia. Long lived assets of the foreign operations are immaterial and therefore not separately disclosed.

Net sales to customers by geographic location consist of:

                                              Years ended September 30,

Sales to:                        1999             1998            1997
---------                        ----             ----            ----
United States                     27%              28%             34%
Germany                           43%              38%             28%
United Kingdom                    13%              19%             20%
France                             6%               2%              -
Netherlands                        2%               3%              5%
Other Countries                    9%              10%             13%
                                 ----             ----            ----
     Total                       100%             100%            100%


Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

Cash and Cash Equivalents

     For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times such cash in banks are in excess of the FDIC insurance limit. Concentration of credit risk with respect to accounts receivable exists because the Company operates in one industry (also see Note 7). Although the Company operates in one industry segment, it does not believe that it has a material concentration of credit risk either from an individual counter party or a group of counter parties, due to the large and diverse user group for its products.

Revenue Recognition

     The Company records revenue when its products are shipped. Provisions for estimated sales allowances and returns are accrued at the time revenues are recognized.

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

Property, Plant  and Equipment

     Depreciation  of  office   equipment  and  machinery  and  amortization  of
leasehold improvements is provided for using both accelerated and straight line methods over the estimated useful lives of the related assets as follows:

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

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

     Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

Foreign Currency Transactions and Operations

     The Company sells products and services to foreign customers through local sales offices. Revenues and expenses are recorded in U.S. dollars at the current exchange rate at the time of the transaction. Gains due to the changes in exchange rate totaling approximately $184,000 for fiscal 1998 and losses totaling approximately $ 62,000 and $ 16,000 for fiscal 1999 and 1997 were included as a component of Other, net, in the statement of income.

Financial Instruments

     The Company uses forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. Gains and losses on these positions are deferred and included in the Statement of Income as part of Other, net, when the transaction is completed.

Fair Value of Financial Instruments

     The carrying amounts of certain financial instruments, including cash, accounts receivable and accounts payable, approximate fair value as of September 30, 1999 because of the relatively short term maturity of these instruments.

Net income  per  share

     Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings per share follows:

                                                            Years ended September 30,
                                                     1999                1998         1997
                                                     ----                ----         ----
Weighted average shares outstanding-basic         4,316,216          4,403,357     4,427,440
Common stock equivalents-stock options              423,658            273,390         7,158
                                                    -------            -------         -----
 Weighted average shares outstanding-diluted      4,739,874          4,676,747     4,434,598
                                                  =========          =========     =========


     Options to purchase approximately 47,500 shares of common stock at exercise prices of $17.50 to $20.00 per share were outstanding during a portion of 1999, but were not included in the computation of diluted earnings per share because they are anti-dilutive. These options expire through 2004.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company repurchased 7,100, 148,000 and 59,200 shares in fiscal 1999, 1998 and 1997, respectively, for treasury purposes (see note 6a). These shares, on a weighted average basis, have been excluded in calculating weighted average shares outstanding.

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

Prospective Accounting Changes

   Investment Derivatives and Hedging Activities  Income

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Investments and Hedging Activities Income. SFAS 133 is effective for transactions entered into after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of SFAS 133 will have on its results of operations and financial position.

2.  Inventories
         Inventories consist of the following:

                                         September 30,
                                             1999               1998

Component Parts                          $ 4,875,940         $1,445,811
Work in Process                              494,285            511,640
Finished  Goods                            7,587,214          6,594,646
                                           ---------          ---------
                                         $12,957,439         $8,552,097
                                         ===========         ==========

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

3.  Property, Plant and Equipment

     The following is a summary of property, plant and equipment:



                                                              September 30,
                                                           1999            1998
                                                           ----            ----
Office Equipment and Machinery                         $1,178,805       $773,384
Leasehold Improvements                                     58,436         32,569
                                                       ----------     ----------
                                                        1,237,241        805,953
Less: Accumulated depreciation and amortization           518,679        362,343
                                                          -------        -------

                                                       $  718,562       $443,610
                                                          =======        =======


4.  Income Taxes

     The income tax provision consists of the following:

                                                                 Years ended September 30,
                                                          1999           1998           1997
                                                          ----           ----           ----

Current tax expense:
   Federal income taxes                            $  1, 125,234     $  932,653     $  120,284
   State income taxes                                    129,709         94,415         29,719
   Foreign income taxes                                  100,000            -             -
                                                   -------------     ----------     ----------
          Total current                            $   1,354,943     $1,027,068     $  150,003
                                                   -------------     ----------     ----------


Deferred tax expense (benefit)
     Federal                                            107,417        (450,170)       (84,105)
     State                                               12,640         (52,961)        (9,895)
                                                         ------         -------         ------
           Total deferred                               120,057        (503,131)       (94,000)
                                                        -------        --------        -------

        Total taxes on income                     $   1,475,000      $  523,937      $  56,003
                                                  =============      ==========      =========

         Components of deferred taxes are as follows:


                                              Years ended September 30,
                                              1999                1998
                                              ----                ----
Deferred tax assets:
  Net operating loss carry forwards       $  47,612            $ 152,259
  Inventory obsolescence reserve            125,400              101,853
  Warranty reserve                           27,550               27,550
  Allowance for doubtful accounts            66,107               33,807
  Deferred rent payments                     39,632               41,632
  Capitalized inventory costs                92,109               74,129
  Sales return reserve                       65,189              272,141
  Other reserves                             13,475               20,760
                                             ------               ------
Total deferred assets                       477,074              724,131
Valuation allowance                               -             (127,000)
                                            -------             ---------
   Net deferred tax assets                $ 477,074           $  597,131
                                          =========           ==========

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Prior to 1997 , due to new products, the relative volatility of the industry the Company operates in and the limited track record of profitability, the Company had recorded a full valuation allowance against the deferred tax assets. In recognition of market acceptance of the Company's product as evidenced by the expansion of sales, along with consecutive years of profitability, the Company reduced the valuation allowance by $127,000, $292,798 and $282,408, primarily in the fourth quarter of fiscal 1999, 1998 and 1997, respectively, which resulted in the recognition of deferred tax benefits of $127,000, $503,131 and $94,000, respectively.

     As of September 30, 1999, the Company had net operating losses, (which expire in the years through 2010), of $125,295 available to offset future taxable income. Due to the change in control which resulted from the Company's January 10, 1995 initial public offering of stock, all of the remaining unused net operating losses are subject to limitations per Internal Revenue code section 382. The Company's carry forward utilization of these restricted net operating losses is limited to $275,386 per year. In 1999 and 1998, the Company utilized $275,386 in restricted tax loss carry forwards.

     The difference between the actual income tax provision and the tax provision computed by applying the Federal statutory income tax rate of 34% to the income before income tax is attributable to the following:


                                                          Years ended September 30,
                                                       1999          1998           1997
                                                       ----          ----           ----

Income tax  at federal statutory rate               $1,561,494     $ 844,047    $  354,816
Reduction in deferred income tax
    Valuation allowance (see above)                   (127,000)     (292,798)     (282,408)
Permanent differences                                   48,356        21,250            -
Income taxed at lower than statutory rates            (159,219)    ( 104,995)     ( 36,020)

State income taxes, net of federal benefit              85,608        62,040        19,615
Foreign income taxes                                   100,000            -             -
Research and Development credit                       (100,000)      (75,000)           -
Other                                                   65,761        69,393            -
                                                        ------        ------      --------
       Taxes on income                              $1,475,000     $ 523,937    $   56,003
                                                    ==========     =========    ==========


5.  Line of  Credit

     On March 28, 1996, Hauppauge Computer Works, Inc, a wholly owned subsidiary of Hauppauge Digital, Inc., entered into a Credit Agreement with a bank which expired on February 28, 1998. The Credit Agreement provided for, among other things, a two year asset based line of credit, whereby the Company may borrow up to $1,600,000. The loan required the Company to maintain certain financial covenants and the Company was prohibited from paying cash dividends during the term of the Credit Agreement. The line expired on February 28, 1998, and the Company chose not to renew the line. The Company is now seeking to replace this loan facility and believes it can replace this credit facility at more favorable rates.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Shareholders' Equity

a.  Treasury Stock

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 300,000 shares of its own Common Stock. The repurchased shares will be used by the Company for certain employee benefit programs. The total shares purchased as of September 30, 1999 were 214,300 for $1,267,129, at an average price of $5.91. As of September 30, 1998 the Company had repurchased 207,200 shares for $ 1,203,604, at an average price of $5.81. As of September 30, 1997, the Company had repurchased 59,200 for $193,953, at an average price of $3.28.

b.  Exercise of Stock Options

During fiscal 1999 and 1998, 58,600 and 29,600 options from the Company's incentive stock option plans were exercised at an average prices of $3.29 and $3.09. The Company realized $ 192,691 and $91,568 in proceeds for the exercise of options for fiscal 1999 and 1998, respectively.

c.  Stock Compensation Plans

     In August 1994, the Company adopted an Incentive Stock Option Plan ("ISO"), as defined in section 422(A) of the Internal Revenue Code. Pursuant to the ISO, 200,000 options may be granted for up to ten years with exercise prices during the first two years subsequent to the IPO being the greater of the IPO offering price per unit ($3.15) or the fair market value of the common stock at the date of the grant. After the initial two year period, the option price shall be no less than the fair market value of the stock on the date the options are granted.. As of September 30, 1999, 1998 and 1997, 110,800, 167,200 and 160,000
options were outstanding, respectively, ranging in prices from $2.69 to $5.09.

     On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company's stockholders on March 5, 1996. The Non-Qualified Plan authorizes the grant of 250,000 shares. The plan terminates on March 5, 2006. This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code. There are various tax benefits which could accrue to the Company upon exercise of non qualified stock options that may not be available to the Company upon exercise of qualified incentive stock options. The purpose of the plan is to provide the Company greater flexibility in rewarding key employees, consultants, and other entities without burdening the Company's cash resources. As of September 30, 1999, 1998 and 1997, 159,000. 110,000 and
40,000 options ranging in prices from $2.69 to $20 have been granted to employees under the 1996 Non-Qualified Plan.

     On December 17, 1997 the Company's Board of Directors adopted and authorized a new incentive stock option plan ("ISO") pursuant to section 422A of the Internal Revenue Code. This plan was approved by the Company's shareholders at the Company's March 12, 1998 annual shareholder meeting. The plan as adopted authorizes the grant of 350,000 shares of common stock, subject to adjustment as provided in the plan. The plan terminates on December 16, 2007. The options terms may not exceed ten years. Options can not be granted at less than 100% of the market value at the time of grant. Options granted top employees who own more the 10% of the Company's outstanding common stock will be granted options at not less than 100% of the market value of the stock at the date of grant. As of September 30, 1999 and 1998, 334,950 and 148,150 were outstanding with exercise prices from $4.50 to $ 17.50.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c.  Stock Compensation Plans-continued

     On September 30, 1999, 1998 and 1997, in connection with employment contracts the Company had with the Chief Executive Officer and President, 60,000 non qualified stock options for each year became exercisable.

     The Company accounts for its stock option awards under the intrinsic value based method, as prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the employees stock options equals the market price of the underlying stock at the date of the grant, no compensation is cost is recognized.

     SFAS Statement 123, "Accounting for Stock Based Compensation,"("SFAS 123") requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: risk free interest rates of 4.25%, 4.25% and 5.92% for 1999, 1998 and 1997, volatility factor of the expected market price of the Company's stock 35%, 37 % and 35% for 1999, 1998 and 1997, and expected lives of either five or ten years. The weighted average fair value of options granted in 1999, 1998 and 1997 were $1.71 to $6.66, $1.63 to $2.58 and
$1.15 to $1.75, respectively.

     Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                    Years Ended September 30,
                            1999            1998             1997
                            ----            ----             ----
Net income:
    As reported        $  3,117,628     $ 1,958,553       $ 985,808
    Pro forma             2,749,697       1,724,754         843,123

Net income, per share:
    As reported
          Basic        $       0.72     $      0.44       $    0.22
          Diluted      $       0.66     $      0.42       $    0.22

    Pro Forma
          Basic        $       0.64     $      0.39       $    0.19
          Diluted      $       0.58     $      0.37       $    0.19

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's fixed options plans as of September 30, 1999, 1998 and 1997 and changes during the years ending those dates is presented below:


                                                                Weighted                          Weighted
                                                                Average                           Average
                                                                Exercise         Non              Exercise
                                                 ISO            Price         Qualified           Price
                                              --------        ----------      ---------           ---------
Balance at September 30, 1996                  87,000          $3.68            30,000              $3.00
                    Granted                    91,100           2.78            70,000               3.08
                    Exercised                       -              -              -                    -
                    Forfeited                 (20,600)          3.70              -                    -
                                              --------         ------           -------            ----------
Balance at September 30, 1997                 157,500          $2.95           100,000              $3.06
                   Granted                    190,650           4.74           130,000               4.10
                   Exercised                  (29,600)          3.10              -                    -
                   Forfeited                   (3,200)          3.10              -                    -
                                             ----------        ------           ------             ----------
Balance at September 30, 1998                 315,350          $4.10            230,000             $3.64
                  Granted                     197,000           8.63            109,000              8.02
                  Exercised                   (58,600)          3.29              -                    -
                  Forfeited                  (  8,000)          3.96
                                            ===========        =====          =========            ==========
Balance at September 30, 1999                 445,750          $6.24            339,000              5.05

Options exercisable at year end                 52,350         $4.65            267,000             $3.70


The following table summarizes information about stock options outstanding at September 30, 1999:


Options Outstanding                                                                Options Exercisable
-------------------                                                                -------------------
Range of                                         Weighted Average       Weighted
Exercise        Number          Remaining             Average             Number          Average
Prices       Outstanding    Contractual Life      Exercise Price       Exercisable        Exercise
------       -----------    ------------------   ---------------       -----------        --------
$ 2.69          40,900           3.4 years           $2.69                  10,800          $2.69
  3.00          30,000           6.4                 3.00                   24,000           3.00
  3.15         180,000           5.3                 3.15                  180,000           3.15
  2.93             800           3.8                 2.93                     -              2.93
  3.37           4,500           3.9                 3.37                     -              3.37
  3.75          34,600           2.6                 3.75                   10,600           3.75
  4.13           7,500           4.0                 4.13                    1,500           4.13
  5.09          90,000           3.3                 5.09                   30,000           5.09
  4.63          60,000           8.3                 4.63                   24,000           4.63
  4.50          80,450           3.4                 4.50                    9,450           4.50
  6.44          10,000           3.5                 6.44                   10,000           6.44
  7.50           4,000           1.0                 7.50                    4,000           7.50
  7.75          15,000           4.3                 7.75                   15,000           7.75
 20.00          25,000           4.8                20.00                     -             20.00
  7.88         149,500           4.5                 7.88                     -              7.88
  5.63          30,000           4.0                 5.63                     -              5.63
 17.50          22,500           4.7                17.50                     -             17.50
                ------                                                      ------
               784,750                                                     319,350
               =======                                                     =======


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Significant Customer Information

     For the years ended September 30, 1999 and 1998 the Company had no single customer who accounted for more that 10% of net sales. As of September 30, 1999 and 1998 the Company had five and four customers who accounted for 66% and 51%, respectively of the net accounts receivable. For the year ended September 30, 1997, the Company had two customers who accounted for 12% and 11% of net sales, respectively.

8.  Related  Party Transactions

     The Company rents its principal office and warehouse space in Hauppauge, New York from a real estate partnership owned by the two principal shareholders of the Company. The lease term expires on January 31, 2006 and includes an option to extend for three additional years. The lease provides for rent increases of 5% per year. On December 17, 1997 in connection with a re-negotiation of the lease term, the Company granted 60,000 options to a real estate partnership owned by the principal shareholders at an exercise price of $3.81 per share, which are exercisable through the lease term. The market price of the option equaled the exercise price at the date of the grant. The effect of imputing the fair value of the options granted was immaterial.

     The indebtedness incurred by the two principal shareholders to purchase the building is also guaranteed by the Company and totaled $978,655 at September 30, 1999.

     Minimum annual lease payments to related parties and third parties are as follows:

          Year ended September 30,

         2000             505,507
         2001             493,474
         2002             514,413
         2003             489,372
         2004             503,000
         Thereafter       745,702
                         --------
                       $3,251,468

     Rent expense totaled approximately $432,196, $399,166 and $373,704 for the years ended September 30, 1999, 1998 and 1997, respectively. The Company pays the real estate taxes and is responsible for normal building maintenance.

9.  Commitment  and Contingencies

a.  Litigation

     In the normal course of business, the Company is a party to various claims and/or litigation. Management and the Company's legal counsel believe that the settlement of all such claims and or/litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a.  Litigation-continued

     In January 1998, Advanced Interactive Incorporated ("AII") contacted the Company and attempted to induce the Company to enter into a patent license or joint venture agreement with AII relative to certain of the Company's products. AII alleged that such products infringe U.S. Patent No. 4, 426, 698 (the "AII Patent"). At such time, the Company's engineering staff analyzed the AII Patent and determined that the Company's products did not infringe any such patent. Accordingly, the Company rejected AII's offer.

     On October 6, 1998, the Company received notice that AII had commenced an action against it and multiple other defendants in the United States District Court for the Northern District of Illinois, alleging that the certain of the Company's products infringe on certain patent rights allegedly owned by the plaintiff. The complaint seeks unspecified compensatory and statutory damages with interest. The Company denies such allegations and intends to vigorously defend this action. On December 22, 1998, the Company filed its Answer (the "Answer").

     Among other things, pursuant to the answer, the Company denies that its products infringe AII's patent rights and asserts certain affirmative defenses. In addition, the Answer contains a counterclaim challenging the validity of AII's alleged patent rights.

     Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of the AII litigation. In the event that the Company were not to prevail in this litigation, the Company could be required to pay significant damages to AII and could be enjoined from further use of such technology as it presently exists. Although a negative outcome in the AII litigation would have a material adverse affect on the Company, including, but not limited to, its operations and financial condition, the Company believes that, if it is held that the Company's products infringe AII's patent rights, the Company would attempt to design components to replace the infringing components or would attempt to negotiate with AII to utilize its system, although no assurances can be given that the Company would be successful in these attempts. At the present time, the Company can not assess the possible cost of designing and implementing a new system or obtaining rights from AII.

b.  Employment Contracts

     On January 10, 1998, upon the expiration of prior employment agreements, the Company's chief executive officer and president entered into new employment agreements with the Company. The term of the employment agreements is for three years which is automatically renewed each year unless otherwise not authorized by the Board of Directors. The agreements provide each executive with an annual base salary of $125,000, $150,000 and $180,000 for the first, second and third year of the contract. For each annual year thereafter, compensation shall be mutually determined, but can not be less that the preceding year.

     The contract also provides for a bonus of 2% of operating income (income from operations but before interest and other income) to be paid if the operating income exceeds the prior year's operating earnings by 120%. A 1% bonus on operating income will be paid if the operating income exceed the prior year's operating by less than 120%. The agreement also obligates the Company to provide certain disability, medical and life insurance, and other benefits. In the event of a change of control as defined in the employment agreement, a

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

one  time  bonus  shall  be  paid  equal  to  the  executive's   average  annual
compensation, including base compensation, bonus and benefits, received by him during the thirty six month period preceding the change in control.

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

c.  Forward Exchange Contracts

     The Company, in an effort to manage the volatility that exchange rates have upon foreign sales, maintains a program of selling forward foreign currencies based on future estimated revenue. The amount of window contracts open, at September 30, 1999, was approximately $4 million Euros, ranging in prices from
1.066 to 1.0717, which expire through January 2000. As of September 30, 1999, the Company has deferred foreign gains of approximately $2,000, based on the September 30, 1999 Euro exchange rate of 1.066 dollars to 1 Euro. The Company will continue this strategy of hedging projected future revenues invoices in foreign currency in an effort to control the impact of foreign currency fluctuations.

Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York


     The audits referred to in our report dated December 10, 1999 relating to the consolidated financial statements of Hauppauge Digital, Inc. included the audits of the financial statement Schedule II-Valuation and Qualifying Accounts for each of the three years in the period ended September 30, 1999. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.


In our opinion, such financial statement Schedule-Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
----------------------------
   BDO Seidman, LLP

Melville, New York
December 10, 1999

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


                                                                                              Additions

                                             Balance at        Charged to Costs  Charged to Other                Balance at
Description                              Beginning of Period    and Expenses       Accounts       Deductions(1)  End of Period
------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED SEPTEMBER 30, 1999
   Reserve and allowances deducted
    from asset accounts                      100,000             585,000                              550,000        135,000
       Allowance for doubtful accounts

YEAR ENDED SEPTEMBER 30, 1998
   Reserve and allowances deducted
    from asset accounts                      100,000              50,000                              50,000         100,000
       Allowance for doubtful accounts

YEAR ENDED SEPTEMBER 30, 1997
   Reserve and allowances deducted
    from asset accounts                       75,000              25,000                                -            100,000
       Allowance for doubtful accounts



(1) Doubtful accounts written off net of collections