Form 10-K/A
period 1999-09-30
HAUPPAUGE DIGITAL INC
filed 2000-01-28
CIK 930803

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)
  (x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999
                                            -------------------
  ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from                 to
                                                     -----------       --------
            Commission file number          1-13550

                             HAUPPAUGE DIGITAL, INC.
                 (Name of small business issuer in its charter)

       Delaware                                                11-3227864
 (State or other jurisdiction of                            (I.R.S Employer
  incorporation or organization)                            Identification No.)

                    91 Cabot Court, Hauppauge, New York          11788
               (Address of principal executive offices)        (Zip Code)

Issuer's telephone number    (516) 434-1600

Securities registered pursuant to Section 12 (b) of the Act:

         None

Securities registered pursuant to Section 12 (g) of the Act:

         $.01 par value Common Stock

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past twelve
(12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past ninety (90) days.
                                    YES  X                NO
                                       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 None.

                                    PART III


Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         Directors and Executive Officers

         The following persons are the Directors and Executive Officers of the Company.

Name                           Age(1)     Officer and Positions Held


Kenneth R. Aupperle             42        President, Chief Operations
                                          Officer and Director

Kenneth Plotkin                 48        Chairman of the Board of Directors,
                                          Chief Executive Officer, Vice-
                                          President in charge of Marketing,
                                          Secretary and Director

Gerald Tucciarone               44        Chief Financial Officer and Treasurer

John Casey                      43        Vice-President in charge of Technology

Bernard Herman                  72        Director

Steven J. Kuperschmid           39        Director

         (1)  Age as of January 28, 2000.

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

Gerald Tucciarone, prior to his employment with the Company in January, 1995, served as a Vice- President of Finance from 1985 to 1992 with
Walker-Telecommunications, Inc., a manufacturer of phones and voice-mail equipment, and from 1992 to 1995, as Assistant Controller with Chadbourne and Parke. Mr. Tucciarone is a certified public accountant.

John Casey has been the Company's Vice-President in charge of Technology for more than the past five years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding Common Stock and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended September 30, 1999 or prior fiscal years.

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended September 30, 1999, the Company's officers, Directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them except: Mr. Plotkin failed to file two reports relative to two transactions. Mr. Aupperle failed to file one report relative to one transaction. Mr. Tucciarone failed to file one report relative to one transaction. Mr. Casey failed to file two reports relative to three transactions. Mr. Herman failed to file one report relative to one transaction. Mr. Kuperschmid failed to file one report relative to one transaction.

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended September 30, 1998, the Company's officers, Directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them except: Mr. Plotkin failed to file two reports relative to four transactions. Mr. Aupperle failed to file one report relative to three transactions. Mr. Tucciarone failed to file three reports relative to two transactions. Mr. Casey failed to file one report relative to two transactions. Mr. Herman failed to file one report relative to one transaction. Mr. Kuperschmid failed to file one report relative to one transaction.

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended September 30, 1996, the Company's officers, Directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them except: Mr. Plotkin failed to file one report relative to one transaction. Mr. Aupperle failed to file one report relative to one transaction. Mr. Tucciarone failed to file one report relative to one transaction.

Item 11.  Executive Compensation

Summary Compensation Table

     The following table sets forth certain information for the fiscal years ended September 30, 1999, 1998 and 1997 concerning the compensation of Kenneth Plotkin, Chairman of the Board, Chief Executive Officer, Vice-President in charge of Marketing, Secretary and Director of the Company, Kenneth R. Aupperle, President , Chief Operating Officer and Director of the Company, John Casey,
Vice President in charge of Technology of the Company and Gerald Tucciarone, Chief Financial Officer and Treasurer of the Company. No other Executive Officer of the Company had a combined salary and bonus in excess of $100,000 for the fiscal year ended September 30, 1999.



                                                         Annual Compensation                        Long Term Compensation
                                                         -------------------                        ----------------------

                                                                           Other Annual            Common Stock Underlying
Name and Principal Position        Year      Salary         Bonus          Compensation               Options Granted
---------------------------        ----      ------         -----          ------------             --------------------

Kenneth Plotkin                    1999      $ 142,145      $ 41,848       $ 6,000(1)                       -0-
Chairman of the Board, Chief
Executive Officer, Vice-           1998      $ 120,412           -0-       $ 5,500(1)                    75,000
President in charge of
Marketing and Director             1997      $  94,016           -0-       $ 4,800(1)                       -0-


Kenneth R. Aupperle                1999      $ 142,145      $ 41,848       $ 6,000(1)                       -0-
President, Chief Operations
Officer and Director               1998      $ 120,412           -0-       $ 5,500(1)                    75,000

                                   1997      $  94,016           -0-       $ 4,800(1)                       -0-


John Casey                         1999      $ 110,000      $  8,471            -0-                       4,000
Vice President in charge of
Technology                         1998      $ 110,888           -0-            -0-                      15,500

                                   1997      $ 103,574           -0-            -0-                       4,500

Gerald Tucciarone                  1999      $ 100,193      $  8,471            -0-                       8,000
Chief Financial Officer and
Treasurer                          1998      $  95,600           -0-            -0-                       9,500

                                   1997      $  86,554           -0-            -0-                       3,500





-------------------

(1) Represents non-cash compensation in the form of the use of a car and related expenses.

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning individual grants of stock options during the fiscal year ended September 30, 1999:


                     Number of Shares of                Percentage of Total
                     Common Stock Underlying            Options Granted to
Name                 Options Granted                    Employees in Fiscal Year        Exercise Price      Expiration Date
----                 -----------------------            ------------------------        --------------      ---------------

Kenneth Plotkin                -0-                               -0-                           N/A                 N/A

Kenneth R. Aupperle            -0-                               -0-                           N/A                 N/A

John Casey                    4,000                               2%                          $7.88          March 22, 2009

Gerald Tucciarone             8,000                               4%                          $7.88          March 22, 2009



Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning the value of options unexercised as of September 30, 1999:


                                                                           Number of Shares of
                                                                           Common Stock Underlying         Value of Unexercised In-
                         Number of Shares of                               Unexercised Options at          the-Money Options at
                         Common Stock                                      September 30, 1999              September 30, 1999
Name                     Acquired on Exercise         Realized Value       Exercisable/Unexercisable       Exercisable/Unexercisable
----                     --------------------         --------------       -------------------------       -------------------------

Kenneth Plotkin                  -0-                       -0-                123,000/117,000               $2,813,625/$2,676,375

Kenneth R. Aupperle              -0-                       -0-                123,000/117,000               $2,813,625/$2,676,375

John Casey                     4,000                    $ 22,640                8,000/22,000                $183,000/$503,250

Gerald Tucciarone             10,000                    $217,300                2,000/20,000                $45,750/$457,500


Compensation of Directors

     Directors of the Company are not compensated solely for being on the Board of Directors. However, during the fiscal year ended September 30, 1999, 5,000 non-qualified options were issued to each of Messrs. Herman and Kuperschmid. See "Security Ownership of Certain Beneficial Owners and Management". It is the intention of the Company to issue non-qualified options in the future to non-employee directors.

Employment   Contracts;   Termination   of  Employment   and   Change-in-Control
Arrangements

     As of January 10, 1998, after the expiration of their prior employment agreements with the Company, Kenneth R. Aupperle and Kenneth Plotkin each entered into employment agreements (the "1998 Employment Agreements") with the Company to serve as President and Chief Operations

Officer, and Chief Executive Officer, Vice-President in charge of Marketing and Secretary, respectively. The 1998 Employment Agreements each provide for a three year term which term is automatically renewable each year unless otherwise terminated by the Board of Directors or the executive. The 1998 Employment Agreements provide for an annual base salary of $125,000 during the first year, $150,000 during the second year, and $180,000 during the third year. For each Annual Period (as defined in the 1998 Employment Agreements) thereafter, the 1998 Employment Agreements provide that compensation shall be as mutually determined between the Company and the executive, but not less than that for the preceding Annual Period. In addition, the 1998 Employment Agreements provide for a bonus to be paid as follows: an amount equal to 2% of the Company's earnings, excluding earnings that are not from operations, before reduction for interest and income taxes ("EBIT"), for each fiscal year starting with the year ended September 30, 1998, provided that the Company's EBIT for the applicable fiscal year exceeds 120% of the prior fiscal year's EBIT and if not, then 1% of the Company's EBIT. The determination of EBIT shall be made in accordance with the Company's audited filings with the Securities and Exchange Commission on its Form 10-KSB or Form 10-K. Pursuant to the 1998 Employment Agreements, on January 21, 1998, options to acquire a total of 32,500 shares of Common Stock of the Company were granted to Messrs. Aupperle and Plotkin, in equal shares, exercisable, beginning on January 21, 1999, in increments of 33 1/3% per year at $5.0875 per share. This option expires as of January 20, 2003. Also on January 21, 1998, pursuant to the 1998 Employment Agreements, options to acquire a total of 60,000 shares of Common Stock of the Company were granted to Messrs. Aupperle and Plotkin, in equal shares, exercisable, beginning on January 21, 1999, in increments of 20% per year at $4.625 per share. This option expires as of January 20, 2008. Additionally on January 21, 1998, pursuant to the 1998 Employment Agreements, options to acquire a total of 57,500 shares of Common Stock of the Company were granted to Messrs. Aupperle and Plotkin, in equal shares, exercisable, beginning on January 21, 1999, in increments of 33 1/3% per year at $5.0875 per share. This option expires as of January 20, 2003. The 1998 Employment Agreements further provide for disability benefits, term life insurance in the amount of $500,000 each for the benefit of the executives' families and the Company, a car allowance of $500 per month, reasonable reimbursement for automobile expenses, and medical insurance as is standard for executives of the Company. In the event of a Change in Control in the Company (as defined in the 1998 Employment Agreements), a one-time bonus shall be paid to the executive equal to three times the amount of the executive's average annual compensation (including salary, bonus and benefits) received by him for the thirty-six month period preceding the date of the Change of Control.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Common Stock

     The following table sets forth, to the knowledge of the Company based solely upon records available to it, certain information as of January 28, 2000 regarding the beneficial ownership of the Company's Common Stock (i) by each person who the Company believes to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, (ii) by each current Director, (iii) by each person listed in the Summary Compensation Table under "Executive Compensation" and (iv) by all current executive officers and Directors as a group:

Name of Management Person
and Name and Address
of Beneficial Owner                         Number                  Percent
-------------------                         ------                  -------

Kenneth Plotkin(1)(2)                      451,150(3)                 10.4%
91 Cabot Court
Hauppauge, NY 11788

Kenneth R. Aupperle(1)(2)                  442,610(4)                 10.2%
91 Cabot Court
Hauppauge, NY 11788

Laura Aupperle(1)(2)                       302,550(2)                  7.0%
23 Sequoia Drive
Hauppauge, NY 11788

Dorothy Plotkin(1)(2)                      305,950(2)                  7.0%
21 Pine Hill Drive
Hauppauge, NY 11788

LCO Investments Limited                    235,000                     5.4%
c/o Richards & O'Neil, LLP
885 Third Avenue
New York, NY 10022

John Casey                                  59,100(5)                  1.4%


Bernard Herman                              18,000(6)                   *

Gerald Tucciarone                            9,000(7)                   *

Steven J. Kuperschmid                        5,000(8)                   *

Directors and executive officers
as a group (6 persons)                     984,860(9)                  22.6%
---------------------------------
* Less than one (1%) percent.


(1) Laura Aupperle, wife of Kenneth R. Aupperle, beneficially owns 302,550 shares, or 7.0% of the outstanding shares of Common Stock of the Company. Dorothy Plotkin, wife of Kenneth Plotkin, beneficially owns 305,950 shares or 7.0% of the outstanding shares of Common Stock of the Company. Ownership of shares of Common Stock by each individual does not include ownership by that person's spouse which is disclaimed by the named individual.

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

(3) Includes 90,000 shares of Common Stock issuable upon the exercise of currently exercisable non-qualified stock options granted on January 10, 1995 and exercisable until January 9, 2005, which options were part of an overall grant of a non-qualified stock option to purchase 150,000 shares of Common Stock at $3.15 per share. Also includes 27,000 shares of Common Stock issuable upon the exercise of currently exercisable non-qualified options and 30,000 shares of Common Stock issuable upon the exercise of currently exercisable incentive stock options. Does not include 78,000 shares of Common Stock issuable upon the exercise of currently unexercisable non-qualified stock options and 15,000 shares of Common Stock issuable upon the exercise of currently unexercisable incentive stock options.

(4) Includes 90,000 shares of Common Stock issuable upon the exercise of currently exercisable non-qualified stock options granted on January 10, 1995 and exercisable until January 9, 2005, which options were part of an overall grant of a non-qualified stock option to purchase 150,000 shares of Common Stock at $3.15 per share. Also includes 21,000 shares of Common Stock issuable upon the exercise of currently exercisable non-qualified options and 30,000 shares of Common Stock issuable upon the exercise of currently exercisable incentive stock options. Does not include 78,000 shares of Common Stock issuable upon the exercise of currently unexercisable non-qualified stock options and 15,000 shares of Common Stock issuable upon the exercise of currently unexercisable non-qualified stock options.

(5) Includes 12,000 shares of Common Stock issuable upon the exercise of currently exercisable incentive stock options. Does not include 18,000 shares of Common Stock issuable upon the exercise of currently unexercisable incentive stock options.

(6) Includes 15,000 shares of Common Stock issuable upon the exercise of currently exercisable non-qualified stock options.

(7) Includes 6,000 shares of Common Stock issuable upon the exercise of currently exercisable incentive stock options. Does not include 16,000 shares of Common Stock issuable upon the exercise of currently unexercisable incentive stock options.

(8) Includes 5,000 shares of Common Stock issuable upon the exercise of currently exercisable non-qualified stock options.

(9) Includes an aggregate of 326,000 shares of Common Stock issuable upon the exercise of currently exercisable incentive and non-qualified stock options. Also includes the interests of Messrs. Plotkin and Aupperle (30,000 shares of Common Stock in the aggregate) in the presently exercisable warrant described in note 2.

Item  13. Certain Relationships and Related Transactions

     The Company occupies a 25,000 square foot facility at 91 Cabot Court, Hauppauge, New York which it uses as its executive offices and for the testing, storage, and shipping of its products. The Company considers the premises to be suitable for all its needs. The building is owned by Laddok, a partnership consisting of Messrs. Aupperle and Plotkin and their wives and is leased to the Company under a lease agreement expiring on January 31, 2006 with an option of the Company to extend the lease for an additional three years. Rent is currently at the annual rate of $354,959 and will increase to $372,707 per year on February 1, 2000. The rent is payable in equal monthly installments and increases at a rate of 5% per year on February 1 of each year thereafter including during the option period. The premises are subject to two mortgages which have been guaranteed by the Company upon which the outstanding principal amount due as of September 30, 1999 was $978,655. The Company pays the taxes and operating costs of maintaining the premises.

     On December 17, 1996 the Board of Directors approved the issuance of warrants to Laddok in consideration of Laddok's agreement to cancel the last three years of the Company's lease and to grant an option to the Company to extend the lease for three years. The Stock Option Committee authorized the grant of a warrant to Laddok to acquire 60,000 shares at an exercise price of $3 13/16, which warrant is exercisable for a term of ten years.

     For a discussion regarding the employment agreements of, and stock options granted to, Messrs. Plotkin and Aupperle, see "Executive Compensation", above.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HAUPPAUGE DIGITAL, INC.

                                        By: /s/ Gerald Tucciarone
                                           ------------------------------------
                                           Gerald Tucciarone,
                                           Chief Financial Officer and Treasurer