Form 10-Q
period 1999-12-31
HAUPPAUGE DIGITAL INC
filed 2000-02-14
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:       December  31, 1999

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

                                Yes X         No


As of February 9, 2000, 4,352,002 shares of .01 par value Common Stock of the registrant were Outstanding, not including treasury shares

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION


Item 1.Financial Statements                                             Page No.

Condensed Consolidated Balance Sheets-
   December 31, 1999 and September 30, 1999                                 3

Condensed Consolidated Statements of Income-
  Three Months ended December 31, 1999 and 1998                             4

Condensed Consolidated Statements of Cash Flows-
  Three Months ended December 31, 1999 and 1998                             5

Notes to Condensed Consolidated Financial Statements                      6-8

Item 2. Management's Discussion and Analysis of  Financial Condition     8-13
           and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                 14

Item 6.  Exhibits and Reports on form 8-K                                  14


SIGNATURES                                                                 15

        PART I. FINANCIAL INFORMATION

                Item 1. Financial Statements

                      HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS



ASSETS
                                                                                        December 31,
                                                                                            1999             September 30,
                                                                                        (Unaudited)               1999
                                                                                     ------------------    ------------------
 CURRENT ASSETS:
     Cash and cash  equivalents                                                             $5,224,771            $6,122,922
     Accounts receivable, net of allowance for doubtful accounts                             9,856,826             6,973,452
     Inventories                                                                            12,777,810            12,957,439
     Prepaid expenses and other current assets                                                 561,681               407,916
     Deferred tax assets                                                                       457,753               477,074
                                                                                     ------------------     -----------------
                Total current assets                                                        28,878,841            26,938,803

     Property, plant and equipment-at cost                                                     834,610               718,562
     Security deposits and other non-current assets                                             85,009                70,219
                                                                                     ------------------    ------------------
                                                                                           $29,798,460           $27,727,584
                                                                                     ==================    ==================



 LIABILITIES AND SHAREHOLDERS' EQUITY :

 CURRENT LIABILITIES:
    Accounts payable                                                                       $12,521,753           11,208,777
    Accrued expenses                                                                         1,951,903            2,698,161
    Income taxes payable                                                                       494,557              498,555
                                                                                     ------------------    ------------------
              Total current liabilities                                                     14,968,213           14,405,493
                                                                                     ------------------    ------------------


 SHAREHOLDERS' EQUITY
    Common stock $.01 par value; 10,000,000 shares authorized, 4,563,302 and
        4,560,302  issued as of December 31 , 1999  and September 30, 1999                     45,633               45,603
    Additional paid-in capital                                                             10,728,179           10,696,208
    Retained earnings                                                                       5,323,564            3,847,409
    Treasury Stock, at cost, 214,300 shares                                                (1,267,129)          (1,267,129)
                                                                                     ------------------    ------------------
              Total stockholders' equity                                                   14,830,247           13,322,091
                                                                                     ------------------    ------------------
                                                                                          $29,798,460          $27,727,584
                                                                                     ==================    ==================



 See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                                      Three Months Ended December 31,
                                                                                        1999               1998
                                                                                     (Unaudited)       (Unaudited)
                                                                                ---------------------------------------

NET SALES                                                                           $22,043,649        $15,056,999

COST OF SALES                                                                        16,735,724         11,048,110
                                                                                ---------------------------------------
    Gross Profit                                                                      5,307,925          4,008,889

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                          3,083,202          2,309,314
RESEARCH & DEVELOPMENT EXPENSES                                                         402,970            241,092
                                                                                ---------------------------------------
    Income from operations                                                            1,821,753          1,458,483

OTHER INCOME :
  Interest income                                                                        46,500             49,405
  Other, net                                                                             37,902             41,763
                                                                                ---------------------------------------
      Income before taxes on income                                                   1,906,155          1,549,651


TAXES ON  INCOME                                                                        430,000            597,000

                                                                                ---------------------------------------
      Net income                                                                     $1,476,155           $952,651
                                                                                ===================    ================
Net income per share-basic                                                                $0.34              $0.22

Net income per share-diluted                                                              $0.30              $0.21
                                                                                ===================    ================


   See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                       Three Months Ended  December 31,
                                                                                           1999               1998
                                                                                      (Unaudited)         (Unaudited)
                                                                                  -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $1,476,155             $952,651
                                                                                  -------------------   ------------------
   Adjustments to reconcile net income to net cash  provided by
    (used in) operating activities:
     Depreciation and amortization                                                       58,676                36,072
     Provision for uncollectible accounts receivable                                     15,000                10,000
     Compensation paid in stock                                                           9,504                 2,400
      Deferred income taxes                                                              19,321               (58,388)
         Changes in current assets and liabilities:
      Accounts receivable                                                            (2,898,387)            1,547,764
      Inventories                                                                       179,629              (364,023)
      Prepaid expenses and other current assets                                        (153,765)               53,566
      Accounts payable                                                                1,312,976            (1,918,443)
      Accrued expenses                                                                 (750,256)              183,791
                                                                                  -------------------   ------------------
                                                                                     (2,207,302)             (507,261)
                                                                                  -------------------   ------------------
        Net cash (used in) provided by  operating activities                           (731,147)              445,390
                                                                                  -------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                                       (174,724)             (95,725)
      Security deposits and other                                                       (14,780)                 -
                                                                                  -------------------   ------------------
               Net cash used in investing activities                                   (189,504)             (95,725)
                                                                                  -------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options                                              22,500               26,900
                                                                                  -------------------   ------------------
        Net cash provided by  financing activities                                       22,500               26,900
                                                                                  -------------------   ------------------
        Net  (decrease) increase in cash and cash equivalents                          (898,151)             376,565
Cash and Cash Equivalents, beginning of period                                        6,122,922            6,281,852
                                                                                  -------------------   ------------------
Cash and Cash Equivalents, end of period                                             $5,224,771           $6,658,417
                                                                                  ===================   ==================
SUPPLEMENTAL DISCLOSURES:

   Income taxes paid                                                                   $414,677             $829,992
                                                                                  ===================   ==================


           See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three months ended December 31, 1999 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 1999 Form 10-K.

     The operating results for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the September 30, 2000 year end.

NOTE 2.  INVENTORIES

     Inventories have been valued at the lower of average cost or market. The components of inventory at December 31, 1999 and September 30, 1999 consist of:

                                         December  31,        September 30,
                                             1999                1999

     Component Parts                   $   4,238,325          $  4,875,940
     Work in Progress                        416,759               494,285
     Finished Goods                        8,122,726             7,587,214
                                           ---------             ---------
                                       $  12,777,810          $ 12,957,439
                                       =============          ============

NOTE 3.  NET INCOME PER SHARE

Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in the periods in which they have a diluted effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings per share follows:

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Net income per share - continued

                                                         Three Months Ended
                                                            December 31,
                                                     1999                1998
                                                     ----                ----

Weighted average shares outstanding-basic          4,346,589           4,297,640
Number of shares issued on the assumed
    Exercise of stock options                        545,331             301,857
                                                     -------             -------
Weighted average shares outstanding-diluted        4,891,920           4,599,497
                                                   ---------           ---------

The Company has repurchased 214,300 shares over the prior three fiscal years for treasury purposes. These shares, on a weighted average basis, have been excluded in calculating weighted average shares outstanding.

NOTE 4.  INCOME TAXES

     Income taxes through fiscal 1999 were based on annualized statutory rates for federal and state income taxes. The provision for income taxes reflects an annualized effective tax rate after deductions for the utilization of restricted net operating loss carry forwards, adjustments for items deductible for book purposes but not currently deductible for tax purposes and the benefit which results from the utilization of a foreign sales corporation.

     Effective October 1, 1999, the Company restructured its foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which will function as the entity which services the Company's European customers.

     The company's tax provision for the quarter ended December 31, 1999 was based on this new structure.

NOTE 5.  STOCK REPURCHASE PROGRAM

     On November 8, 1996, the Company approved a stock repurchase program. The Company has repurchased 214,300 shares for $1,267,129 at an average purchase price of approximately $5.91 per share.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 .  PROSPECTIVE ACCOUNTING CHANGES

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

 ITEM 2.       Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Results of Operations

Three Month Period ended December 31, 1999 versus December  31, 1998

     Sales for the three months ended December 31, 1999 were $22,043,649 compared to $15,056,999 for the prior year's first fiscal quarter, resulting in an increase of $6,986,650 or approximately 46%, comprised of a 74% increase in domestic sales and a 33% increase in international sales. The forces driving the sales growth were:

- The strength of new products rolled out during the latter part of fiscal 1999.
- The opening of new geographic markets.
- Sales contribution from the company's Singapore office, which was opened during the fourth quarter of fiscal 1999.

     Unit sales for the three months ended December 31, 1999 increased about 82% to approximately 303,000 as compared to approximately 166,000 for the prior year. Sales to domestic customers for the first fiscal quarter were 31% of net sales for this year's first fiscal quarter and 26% for the prior year's first fiscal quarter. Sales to international customers were 69% of net sales compared to 74% of net sales for the three months ended December 31, 1998.

     Gross profit increased to $5,307,925 from $4,008,889, an increase of $1,299,036 or 32% over the comparable quarterly period of the prior fiscal year. The gross profit percentage was 24% for the three months ended December 31, 1999 compared to 27% for the prior year's first fiscal quarter. The change in the margins can be attributed to:

- Start up costs attributed to the introduction of several new products.
- Decrease in sales of higher margin professional WinTV products due to Year 2000 "lockdowns".
- Fluctuations in the  Euro exchange rate.

     The chart below illustrates the components of selling, general and administrative expenses:

                                Three months ended December 31,
                                -------------------------------
                         Dollar Costs                Percentage of Sales
                         ------------                -------------------
                                                                                   Increase/
                            1999         1998      Increase      1999    1998      (Decrease)

Sales & Promotional     $2,031,614   $1,460,838  $   570,776     9.2%     9.7%      ( .5%)
Customer Support           126,533       96,762       29,771      .6%      .6%        -
Product Handling           212,684      126,229       86,455     1.0%      .8%        .2%
General & Admin            712,371      625,485       86,886     3.2%     4.2%      (1.0%)
                           -------      -------       ------     ---      ---       ------
    Total               $3,083,202   $2,309,314  $   773,888    14.0%    15.3%      (1.3%)

As a percentage of sales, Selling, General and Administrative expenses declined by 1.3% when compared to the first fiscal quarter of 1999. Declines in Sales and Promotional expenses and General and Administrative expenses of 1.5% were offset by a 0.2% increase in product handling. Represented in dollars, Selling General and Administrative expenses increased $773,888 over the comparable prior year's fiscal first quarter.

The increase in Sales and Promotional expenses of  $570,776 was mainly due to:

-  Higher commission attributable to the sales increase of  46%.
-  Increased sales staff.
-  Sales and marketing  programs for the Asian market.
-  Increased European marketing activities.

     Customer Support and Product Handling expenses increased $29,771 and $86,455 respectively. Customer Support costs increased due to additional staff required to maintain a high level of customer service in support of the Company's expanding worldwide customer base. Increased Product handling costs was a function of greater shipment volume to customers.

The increase in General and Administrative expenses of $ 86,886 was primarily due to :

-  Contractual wage increases for senior executives.
-  Higher professional fees for investment, tax and litigation advice.
-  General and administrative expenses of the company's Singapore office.

     Research and development expenses increased $161,878 or approximately 67%. The increase was due to engineering and development costs of our Singapore office, increased personnel and increased material for digital prototypes.

     The Company had net other income of $84,402 compared to net other income for the prior year's first fiscal quarter of $91,168. The decrease in net other income was primarily due to slightly lower returns on monies invested.

     Provision for income taxes was $430,000, or an effective tax rate of 23% for the three months ended December 31, 1999 compared to $597,000 or an effective tax rate of 38% for the three months ended December 31, 1998.

     Effective October 1, 1999, the Company restructured its foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which will function as the entity which services the Company's European customers.

     The company's tax provision for the quarter ended December 31, 1999 was based on this new structure.

     As a result of the above, the Company recorded net income after taxes for the quarter ended December 31, 1999 of $1,476,155, which resulted in basic and diluted earnings per share of $0.34 and $0.30, respectively, on weighted average basic and diluted shares outstanding of 4,346,589 and 4,891,920, respectively, compared to net income after taxes of $952,651 for the three months ended December 31, 1998, which resulted in basic and diluted earnings per share of $0.22 and $0.21, respectively, on weighted average basic and diluted shares of 4,297,640 and 4,599,497, respectively.

     Since the company sells primarily to the consumer market, the Company has experienced certain revenue trends. The Company has historically recorded stronger sales results during the Company's first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. The Company experienced this trend in each of the fiscal years ended September 30, 1999 and September 30, 1998. In addition, the Company's international sales, mostly in the European market, were 73%, 72% and 66% of sales for the years ended 1999, 1998 and 1997, respectively. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

     To offset the above cycles, the Company continues to target a wide a range of customer types in order to moderate the seasonality of retail sales.

Liquidity and Capital Resources

     The Company's cash, working capital and stockholders' equity position is disclosed below:

                          December 31, 1999             September 30, 1999
                          -----------------             -----------------

Cash                        $  5,224,771                  $  6,122,922
Working capital               13,910,628                    12,533,310
Stockholder's equity          14,803,247                    13,322,091

The significant items of cash provided by and cash (consumed ) are detailed below:


Net income (adjusted for non cash items), excluding deferred tax benefits     $ 1,559,335
Changes to deferred tax assets                                                     19,321
Increase  in investment for current assets                                     (2,872,523)
Operations funded by current  liabilities-net                                     562,720
Purchase of  Property, Plant & Equipment                                         (174,724)
Other                                                                               7,720



     Net cash of $ 731,147 consumed by operating activities was primarily due to cash generated from the Company's net income, (adjusted for non cash items) of $1,559,335, deferred tax asset utilization of $ 19,321 and cash provided by the increase in current liabilities of $562,720, offset by an increase in cash invested in current assets, mainly receivables, of $2,872,523.

     Cash of $ 174,724 was used to purchase fixed assets. The exercise of employee options provided an additional $ 22,500 offset by other disbursements of $14,780.

     The Company's asset based credit facility expired on February 28, 1998. The company has chosen not to renew the loan facility. The Company feels it is in a position to obtain new financing at more competitive rates, and is currently negotiating with new institutions to replace the expired loan facility.

     On November 8, 1996, the Company approved a stock repurchase program. The Company has repurchased 214,300 shares for $1,267,129 at an average purchase price of approximately $5.91 per share.

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

     During fiscal 1999, the Company sent Year 2000 questionnaires to third parties the Company does business with in order to identify, if possible, the status of the third parties' Year 2000 readiness. The Company received a majority of responses back by the close of the 1999 fiscal year. Although the responses showed that these third parties were either Year 2000 compliant or working to resolve their Year 2000 compliance issues, the Company has limited or no control over the actions taken by these third parties. Accordingly, there can be no assurance that all the third parties the Company does business with will successfully resolve all of their Year 2000 issues. The failure of these third parties to resolve their Year 2000 issues could have a potentially adverse affect on the Company. The Company continues to monitor the readiness of third parties it currently does business with and look to procure new third parties who are year 2000 compliant in an effort minimize the risk to the Company.

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

To date, the Company  has not experienced any Year 2000 issues.

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

     These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. The contracts the Company procures are specifically entered into as a hedge against existing or anticipated exposure. The Company does not enter into contracts for speculative purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against the currencies in which the Company sells it products, the Company's revenues can be adversely affected.

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

PART II. OTHER INFORMATION

Item 1  Legal Proceedings

     There are no new events to report subsequent to the disclosures contained in the Company's September 30, 1999 Form 10K.


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


                             HAUPPAUGE DIGITAL, INC.
                             -----------------------
                                   Registrant




Date: February 11, 2000                 By /s/ Kenneth Plotkin
                                           ------------------------
                                           KENNETH  PLOTKIN
                                           Vice President and
                                           Chief Executive Officer




Date: February 11, 2000                 By /s/ Gerald Tucciarone
                                           ------------------------
                                           GERALD TUCCIARONE
                                           Treasurer and Chief
                                           Financial Officer