Form 10-Q
period 2000-03-31
HAUPPAUGE DIGITAL INC
filed 2000-05-15
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       March 31, 2000

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to ________

         Commission file number          1-13550

                             HAUPPAUGE DIGITAL, INC.
             (Exact Name of registrant as specified in its charter)

      Delaware                                         11-3227864
      --------                                         ----------
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

                          Yes      X                  No
                               ----------               ----------

As of May 7, 2000 8,866,100 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares

                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.

Condensed Consolidated Balance Sheets-
   March 31, 2000 and September 30, 1999                                    3

Condensed Consolidated Statements of Income-
  Six Months ended March 31, 2000 and 1999                                  4

Condensed Consolidated Statements of Income-
  Three Months ended March  31, 2000 and 1999                               5

Condensed Consolidated Statements of Cash Flows-
  Six Months ended March  31, 2000 and 1999                                 6

Notes to Condensed Consolidated Financial Statements                      7-9

Item 2. Management's Discussion and Analysis of  Financial Condition     9-18
        and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                 18

Item 6.  Exhibits and Reports on form 8-K                                  18


SIGNATURES                                                                 19
----------

PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,

                                          ASSETS                                            2000            September 30,
                                                                                         (Unaudited)             1999
                                                                                        ------------        -------------
 CURRENT ASSETS:

     Cash and cash  equivalents                                                          $ 3,543,620          $6,122,922
     Accounts receivable, net of allowance for doubtful accounts
         of  $165,000  and $135,000, respectively                                          9,316,657           6,973,452
     Inventories                                                                          13,588,630          12,957,439
     Prepaid expenses and other current assets                                               695,326             407,916
     Deferred tax assets                                                                     465,879             477,074
                                                                                             -------             -------
                Total current assets                                                      27,610,112          26,938,803

     Property, plant and equipment-net                                                       892,453             718,562
     Security deposits and other non-current assets                                          484,570              70,219
                                                                                             -------              ------

                                                                                         $28,987,135        $ 27,727,584
                                                                                         ===========        ============

 LIABILITIES AND STOCKHOLDERS' EQUITY:

 CURRENT LIABILITIES:

    Accounts payable                                                                  $   11,541,955         $11,208,777
    Accrued expenses                                                                       1,373,031           2,698,161
    Income taxes payable                                                                     591,439             498,555
                                                                                             -------             -------
              Total current liabilities                                                   13,506,425          14,405,493
                                                                                          ==========          ==========

 STOCKHOLDERS' EQUITY:

    Common stock $.01 par value; 10,000,000 shares authorized,  9,290,900
       and 9,120,604  issued as of  March 31 , 2000  and September 30, 1999                   92,909              91,206
    Additional paid-in capital                                                            11,073,902          10,650,605
    Retained earnings                                                                      5,581,028           3,847,409
    Treasury Stock, at cost, 428,600 shares                                               (1,267,129)         (1,267,129)
                                                                                          ----------          ----------
              Total stockholders' equity                                                  15,480,710          13,322,091
                                                                                          ----------          ----------
                                                                                         $28,987,135        $ 27,727,584
                                                                                         ===========        ============


      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                            Six Months Ended March 31,

                                                            2000              1999
                                                         (Unaudited)       (Unaudited)

                                                      ----------------------------------

Net Sales                                               $41,568,846        $29,569,767
Cost  of  Sales                                          32,262,974         21,525,525
                                                          ----------        ----------
    Gross Profit                                          9,305,872          8,044,242

Selling, General and  Administrative Expenses             6,270,859          4,597,699
Research  and  Development Expenses                         762,825            526,256
                                                            -------            -------
    Income from operations                                2,272,188          2,920,287

Other Income:

  Interest income                                            72,703             94,147
  Other, net                                                (96,272)          ( 74,231)
                                                            -------           - ------
    Income before taxes on income                         2,248,619          2,940,203

Taxes on income                                             515,000          1,122,000
                                                            -------          ---------
    Net income                                           $1,733,619         $1,818,203
                                                         ==========         ==========
Net income per share-basic                                    $0.20              $0.21

Net income per share-diluted                                  $0.18              $0.20
                                                              =====              =====




      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                       Three Months Ended March 31,

                                                         2000                1999
                                                     (Unaudited)         (Unaudited)
                                                     --------------------------------
Net Sales                                            $19,525,197          $14,512,768
Cost of  Sales                                        15,527,250           10,477,415
                                                      ----------           ----------
    Gross Profit                                       3,997,947            4,035,353

Selling, General and Administrative Expenses           3,187,657            2,288,385
Research and  Development  Expenses                      359,855              285,164
                                                         -------              -------
    Income from operations                               450,435            1,461,804

Other Income:

  Interest income                                         26,203               44,742
  Other, net                                            (134,174)            (115,994)
                                                        --------             --------
    Income before taxes on  income                       342,464            1,390,552

Taxes on income                                           85,000              525,000
                                                          ------              -------
    Net income                                          $257,464             $865,552
                                                        ========             ========
Net income per share-basic                                 $0.03                $0.10

Net income per share-diluted                               $0.03                $0.09
                                                           =====                =====



      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                        Six Months Ended March 31,

                                                                          2000                 1999
                                                                       (Unaudited)         (Unaudited)
                                                                     ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                           $1,733,619          $1,818,203
                                                                       ----------          ----------
   Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                                        115,459              75,369
     Provision for uncollectible accounts receivable                       30,000              20,000
     Deferred tax benefits                                                 11,195            (122,900)
     Other non cash items                                                  41,008               2,400
         Changes in current assets and liabilities:
      Accounts receivable                                              (2,373,205)         (1,133,618)
      Inventories                                                        (631,191)           (850,089)
      Prepaid expenses and other  assets                                 (287,410)             26,469
      Other assets                                                       (414,358)               -
      Accounts payable and other current liabilities                     (899,068)            (95,721)
                                                                         --------             -------
                                                                       (4,407,570)         (2,078,090)
                                                                       ----------         - ---------
        Net cash used in operating activities                          (2,673,951)           (259,887)
                                                                       ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property, plant and equipment                          (289,350)           (283,259)
                                                                         --------            --------
               Net cash used in investing activities                     (289,350)           (283,259)
                                                                         --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Purchase of treasury stock                                               -               (63,525)
     Proceeds from the exercise of stock options                          383,999              60,884
                                                                          -------              ------
        Net cash  provided by (used in) financing activities              383,999              (2,641)
                                                                          -------              ------
        Net  decrease in cash and cash equivalents                     (2,579,302)           (545,787)
     Cash and Cash Equivalents, beginning of period                     6,122,922           6,281,852
                                                                        ---------           ---------
     Cash and Cash Equivalents, end of period                         $ 3,543,620          $5,736,065
                                                                      ===========          ==========
SUPPLEMENTAL DISCLOSURES:

     Income taxes paid                                                   $414,677          $1,313,615
                                                                         ========          ==========


     See accompanying notes to condensed consolidated financial statements

                        HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and six month period ended March 31, 2000 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 1999 Form 10-K.

     The operating results for the three and six month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the September 30, 2000 year end.

NOTE 2.  INVENTORIES

     Inventories have been valued at the lower of average cost or market. The components of inventory consist of:

                                          March 31,           September 30,
                                            2000                   1999
                                            -----                  ----

     Component Parts                 $   3,979,487           $  4,875,940
     Work in Progress                      485,296                494,285
     Finished Goods                      9,123,847              7,587,214
                                         ---------              ---------
                                      $ 13,588,630            $12,957,439
                                      ============            ===========



NOTE 3.  NET INCOME PER SHARE

Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in the periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings per share follows:

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Net income per share - continued

                                                      Three Months Ended
                                                           March 31,
                                                     2000                 1999
                                                     ----                 ----


Weighted average shares outstanding-basic          8,819,900           8,618,402
Number of shares issued on the assumed
    Exercise of stock options                      1,112,433             651,970
                                                   ---------             -------
Weighted average shares outstanding-diluted        9,932,333           9,270,372
                                                   ---------           ---------

                                                        Six Months Ended
                                                            March 31,
                                                     2000                  1999
                                                     ----                  ----

Weighted average shares outstanding-basic          8,796,541           8,606,714
Number of shares issued on the assumed
    Exercise of stock options                      1,067,585             623,508
                                                   ---------             -------
Weighted average shares outstanding-diluted        9,864,126           9,230,222
                                                   ---------           ---------

On February 10, 2000 the Company's Board of Directors authorized a two for one stock split effected as a 100% common stock dividend. The stock split has been reflected retroactively for all issued common stock.

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

     The Company's tax provision reflects, for the three and six months ended March 31, 2000, this new structure.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 5.  STOCK REPURCHASE PROGRAM

     On November 8, 1996, the Company approved a stock repurchase program, extended by a resolution of the Board of Directors. The Company has repurchased on a basis adjusted for the stock split, 428,600 shares for $1,267,129 at an average purchase price of approximately $2.955 per share.

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

 ITEM 2.        Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations

Six Month Period ended March  31, 2000 versus March  31, 1999

     Sales for the six months ended March 31, 2000 were $41,568,846 compared to $29,569,767 for six months ended March 31, 1999, an increase of $11,999,079 or 41%, comprised of a 76% increase in domestic sales and a 26% increase in international sales. The forces driving the sales growth were:

-       Sales of new products introduced during the latter part of fiscal 1999.
-       The opening of new geographic markets.
- Sales contribution from the Company's Singapore office, which was opened during the fourth quarter of fiscal 1999.

     Unit sales of digital video and conferencing boards for the six months ended March 31, 2000 increased 80% to approximately 587,000 as compared to approximately 327,000 for the prior year. Sales to domestic customers for the six month period were 28% of net sales for the current period and 23% for the prior comparable period. Sales to international customers were 72% of net sales for the current period compared to 77% for the comparable prior period.

     Gross profit increased to $9,305,872 from $8,044,242, an increase of $1,261,630 or 16% over the prior period. The gross profit percentage was 22% for the current period compared to 27% for the prior comparable period. The fluctuation in margins can be attributed to:

-       Slow takeoff of the digital TV market
-       Larger sales mix of lower margin  product
-       Decline in the Euro exchange rate.

     The chart below illustrates the components of selling, general and administrative expenses:


                                                          Six months ended March  31,
                                           Dollar Costs                           Percentage of Sales
                                                                                                   Increase/
                             2000              1999          Increase          2000       1999     (Decrease)
                             ----              ----         -----------        ----       ----     ----------

Sales & Promotional      $4,119,276        $2,848,261       $1,271,015         9.9%       9.6%         .3%
Customer Support            252,564           213,449           39,115          .6%        .7%        (.1%)
Product Handling            404,723           280,904          123,819         1.0%       1.0%          -
General & Admin           1,494,296         1,255,085          239,211         3.6%       4.3%        (.7%)
                          ---------         ---------          -------         ---        ---         ----
    Total                $6,270,859        $4,597,699       $1,673,160        15.1%      15.6%        (.5%)


As a percentage of sales, Selling, General and Administrative expenses for the six months ended March 31, 2000 declined by .5% when compared to the prior comparable period. Declines in Customer Support and General and Administrative expenses of .8% were offset by an increase in Sales and Promotional expenses of
 .3%. Represented in dollars, Selling General and Administrative expenses increased $1,673,160 over the comparable prior year's six month period.

The increase in sales and promotional expense of $1,271,015 was mainly due to:

-       Higher commission attributable to increased sales.
-       Employment of additional sales  and marketing personnel.
-       Sales and marketing  expenses of  the Company's Singapore office.
-       Increased European marketing activities.
-       Increased Latin America marketing activities.

     Customer Support and Product Handling expenses increased $39,115 and $123,819 respectively. Customer Support costs increased due to additional staff required to maintain a high level of customer service in light of the Company's expanding worldwide customer base. Increased Product handling costs was a function of greater shipment volume to customers.

The increase in General and Administrative expenses of $239,211 was primarily due to:

-       Contractual salary increases for senior executives.
-       Higher professional fees for investment, tax and litigation advice.
-       General and administrative expenses of the Company's Singapore office.

     Research and development expenses increased $236,569 or approximately 45%. The increase was due to engineering and development costs of our Singapore office, increased personnel and increased material for new product prototypes.

     The Company had net other expenses for the six months ended March 31, 2000 of $23,569 compared to net other income for the prior year of $19,917. The decrease in net other income was primarily due to lower returns on monies invested and foreign currency losses due to the decline of the Euro.

     Provision for income taxes was $515,000, or an effective tax rate of 23% for the six months ended March 31, 2000 compared to $1,122,000 or an effective tax rate of 38% for the six months ended March 31, 1999. Effective October 1, 1999, the Company restructured its foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which will function as the entity which services the Company's European customers. The Company's tax provision for the quarter ended March 31, 2000 was based on this new structure.

On February 10, 2000 the Company's Board of Directors authorized a two for one stock split effected as a 100% common stock dividend. The stock split has been reflected retroactively for all issued common stock.

     As a result of the above, the Company's net income after taxes for the six months ended March 31, 2000 was $1,733,619, which resulted in basic and diluted earnings per share of $0.20 and $0.18, respectively, on weighted average shares, adjusted for the stock split, of 8,796,541 and 9,864,126, respectively, compared to net income after taxes of $1,818,203 for the six months ended March 31, 1999, which resulted in basic and diluted earnings per share of $0.21 and $0.20 on weighted average shares, adjusted for the stock split, of 8,606,714 and 9,230,222, respectively.

Three Month Period ended March  31, 2000 versus March  31, 1999

     Sales for the three months ended March 31, 2000 were $19,525,197 compared to $14,512,768 for the prior years second fiscal quarter, an increase of $5,012,429 or 35%, comprised of an 80% increase in domestic sales and a 20% increase in international sales.

The primary forces driving the sales growth was an increase in the

-       Sales of  new products introduced during the latter part of fiscal 1999.
-       The opening of new geographic markets.
- Sales contribution from the Company's Singapore office, which was opened during the fourth quarter of fiscal 1999.

     Unit sales of digital video and conferencing boards for the three months ended March 31, 2000 increased about 76% to approximately 284,000 as compared to approximately 161,000 for the prior year. Sales to domestic customers for this year's second fiscal quarter were 25% of net sales compared to 20% for the prior year's second fiscal quarter. Sales to international customers were 75% of net sales for the second fiscal quarter compared to 80% for the comparable second quarter of the prior fiscal year.

     Gross profit for the quarter was $3,997,947 as compared to $4,035,353 for the prior fiscal year's second quarter. The gross profit percentage was 20% for the three months ended March 31, 2000 compared to 28% for the three months ended March 31, 1999. The fluctuation in margins can be attributed to:

-       Slow take off of the digital TV market
-       Larger sales mix of lower margin  product
-       Decline in the Euro exchange rate.

     The chart below illustrates the components of selling, general and administrative expenses:

                                                          Three months ended March  31,
                                          Dollar Costs                                   Percentage of Sales

                                                                                                            Increase/
                                     2000             1999          Increase          1999        1998     (Decrease)
                                     ----             ----         -----------        ----        ----     ---------
Sales & Promotional              $2,087,662        1,387,423       $700,239           10.7%       9.6%       1.1%
Customer Support                    126,031          116,687          9,344             .6%        .8%       (.2%)
Product Handling                    192,039          154,675         37,364            1.0%       1.0%        -
General & Admin                     781,925          629,600        152,325            4.0%       4.4%       (.4%)
                                    -------          -------        -------            ---        ---        ---
    Total                        $3,187,657       $2,288,385       $899,272           16.3%      15.8%        .5%

As a percentage of sales, Selling, General and Administrative expenses for the three months ended March 31, 2000 increased by .5% when compared to the second quarter of the prior fiscal year. Declines in Customer Support, and General and Administrative expenses of .6% were offset by a 1.1% increase in Sales and Promotional expense. Represented in dollars, Selling General and Administrative expenses increased $899,272 over the comparable period of the last fiscal year.

The increase in sales and promotional expense of $700,239 was mainly due to:

-       Higher commission attributable to increased  sales.
-       Increased sales  and marketing personnel.
-       Sales and marketing  expenses of  the Company's Singapore office.
-       Increased European marketing activities.
-       Increased Latin America marketing activities.

     Customer Support and Product Handling increased $9,344 and $37,364 respectively. Customer Support costs increased due to additional staff required to maintain a high level of customer service in support of the Company's expanding worldwide customer base. Increased Product handling costs was a function of greater shipment volume to customers.

The increase in General and Administrative expenses of $ 152,325 was primarily due to:

-       Contractual salary increases for senior executives.
-       Higher professional fees for investment, tax and litigation advice.
-       General and administrative expenses of the Company's Singapore office.

     Research and development expenses increased $74,691 or approximately 26%. The increase was due to engineering and development costs of our Singapore office, increased personnel and increased material for new product prototypes.

     The Company had net other expenses for the three months ended March 31, 2000 of $107,971 compared to net other expenses for the prior comparable period of $71,252. The increase in net other expense was primarily due to lower returns on monies invested and foreign currency losses due to the decline of the Euro.

     Provision for income taxes was $85,000, or an effective tax rate of 22% for the three months ended March 31, 2000 compared to $525,000 or an effective tax rate of 38% for the three months ended March 31, 1999. Effective October 1, 1999, the Company restructured its foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which will function as the entity which services the Company's European customers. The Company's tax provision for the three months ended March 31, 2000 was based on this new structure

On February 10, 2000 the Company's Board of Directors authorized a two for one stock split effected as a 100% common stock dividend. The stock split has been reflected retroactively for all outstanding common stock.

     As a result of the above, the Company's net income after taxes for the three months ended March 31, 2000 was $257,464, which resulted in basic and diluted earnings per share of $0.03, on weighted average shares, adjusted for the stock split, of 8,819,900 and 9,932,333, respectively, compared to net income after taxes of $865,552 for the three months ended March 31, 1999, which resulted in basic and diluted earnings per share of $0.10 and $0.09, on weighted average shares, adjusted for the stock split, of 8,618,402 and 9,270,372, respectively.

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

Liquidity and Capital Resources

     The Company's cash, working capital and stockholders' equity position is disclosed below:

                                  March 31, 2000           September 30, 1999
                                  --------------           ------------------

Cash                           $     3,543,620             $  6,122,922
Working capital                     14,103,687               12,533,310
Stockholders' equity                15,480,710               13,322,091

The significant items of cash provided by and cash (consumed) for the six month period ended March 31, 2000 are detailed below:

Net income (adjusted for non cash items), excluding deferred tax benefits       $   1,920,086
Change in deferred tax assets                                                          11,195
Increase in investment for current assets                                          (3,291,806)
Increase in other assets                                                             (414,358)
Cash expended for reduction in current  liabilities-net                              (899,068)
Purchase of Property, Plant & Equipment                                              (289,350)
Proceeds from the exercise of options                                                 383,999


     Net cash of $2,673,951 consumed by operating activities was primarily due to cash invested in current assets of $3,291,806, primarily receivables and inventory, cash invested in other assets of $414,358, and cash used for the reduction of current liabilities of $899,068 offset partially by the Company's net income, adjusted for non cash items, of $1,920,086 and a change in deferred tax assets of $11,195.

     Cash of $289,350 was used to purchase fixed assets. The exercise of stock options provided a cash source of $383,999.

     The Company's credit facility expired on February 28, 1998. The Company has chosen not to renew the loan facility. The Company has reached an agreement with Chase Manhattan Bank for a new $6,500,000 credit facility. The facility allows the Company, at its option, to borrow at the prime rate or 1.25% above the London Interbank Offered Rate "LIBOR". The facility is secured by the assets of the Company, and expires on March 31, 2001.

     On November 8, 1996, the Company approved a stock repurchase program. The Company has repurchased on a basis adjusted for the stock split, 428,600 shares for $1,267,129 at an average purchase price of approximately $2.955 per share.

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

To date, the Company has not experiences any Year 2000 issues.

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

                                           HAUPPAUGE DIGITAL, INC.
                                                 Registrant

Date: May  15, 2000                        By /s/ Kenneth Plotkin
      -------------                           -------------------------
                                              KENNETH PLOTKIN
                                              Vice President and
                                              Chief Executive Officer

Date: May 15, 2000                         By /s/ Gerald Tucciarone
      ------------                            -------------------------
                                              GERALD TUCCIARONE
                                              Treasurer and Chief
                                              Financial Officer