Form 10-Q
period 2000-06-30
HAUPPAUGE DIGITAL INC
filed 2000-08-14
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:       June 30, 2000

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to ________

            Commission file number          1-13550

                             HAUPPAUGE DIGITAL, INC.
                             -----------------------
             (Exact Name of registrant as specified in its charter)

               Delaware                                   11-3227864
              ----------                                -------------
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

                          Yes     X             No
                              --------             ----------



As of August 7, 2000 8,881,978 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.Financial Statements                                                  Page No.
---------------------------                                                  --------

Condensed Consolidated Balance Sheets-

   June 30, 2000 (unaudited)  and September 30, 1999                             3

Condensed Consolidated Statements of Income-
  Nine Months ended June 30, 2000 and 1999 (unaudited)                           4

Condensed Consolidated Statements of Income-
  Three Months ended June 30, 2000 and 1999 (unaudited)                          5

Condensed Consolidated Statements of Cash Flows-
  Nine  Months ended June 30, 2000 and 1999 (unaudited)                          6

Notes to Condensed Consolidated Financial Statements                           7-9

Item 2. Management's Discussion and Analysis of  Financial Condition           9-17
           and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risks               17


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal proceedings                                                    18-19

Item 6.  Exhibits and Reports on form 8-K                                        19


SIGNATURES                                                                       20
----------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,
                                          ASSETS                                            2000             September 30,
                                                                                         (Unaudited)             1999
                                                                                         -----------             ----
 CURRENT ASSETS:
     Cash and cash  equivalents                                                          $ 2,585,127       $   6,122,922
     Accounts receivable, net of allowance for doubtful accounts
        Of  $165,000  and $135,000, respectively                                           5,451,047           6,973,452
     Inventories                                                                          11,936,164          12,957,439
     Prepaid expenses and other current assets                                               691,476             407,916
     Deferred tax assets                                                                   1,166,879             477,074
                                                                                           ---------             -------
                Total current assets                                                      21,830,693          26,938,803

     Property, plant and equipment-net                                                       935,720             718,562
     Other non-current assets                                                                840,111              70,219
                                                                                             -------              ------
                                                                                         $23,606,524        $ 27,727,584
                                                                                         ===========        ============

 LIABILITIES AND STOCKHOLDERS' EQUITY :

 CURRENT LIABILITIES:

    Accounts payable                                                                     $ 8,292,035        $ 11,208,777
    Accrued expenses                                                                       1,215,825           2,698,161
    Income taxes payable                                                                     300,274             498,555
                                                                                             -------             -------
                Total current liabilities                                                  9,808,134          14,405,493
                                                                                           ---------          ----------


 STOCKHOLDERS' EQUITY:

    Common stock $.01 par value; 10,000,000 shares authorized,  9,310,578
       And 9,089,604  issued as of  June 30 , 2000  and September 30, 1999                    93,106              91,206
    Additional paid-in capital                                                            11,146,065          10,650,605
    Retained earnings                                                                      3,826,348           3,847,409
    Treasury Stock, at cost, 428,600 shares                                               (1,267,129)         (1,267,129)
                             -------                                                      ----------          ----------
                Total stockholders' equity                                                13,798,390          13,322,091
                                                                                          ----------          ----------
                                                                                        $ 23,606,524        $ 27,727,584
                                                                                        ============        ============




      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Nine Months Ended June 30,

                                                                                      2000              1999
                                                                                   (Unaudited)       (Unaudited)
                                                                                   -----------       -----------
Net Sales                                                                          $53,291,070      $ 42,923,460

Cost  of  Sales                                                                     43,020,074        31,124,402
                                                                                    ----------        ----------
    Gross Profit                                                                    10,270,996        11,799,058

Selling, General and  Administrative Expenses                                       9,464,076          7,029,837
Research  and  Development Expenses                                                 1,177,749            879,685
                                                                                    ---------            -------
    Income from operations                                                           (370,829)         3,889,536

Other Income (expense):

Interest income                                                                        96,541            153,937
Other, net                                                                           (163,773)           (89,681)
                                                                                     --------            -------

     Income(loss) before  income tax expense (benefit)                               (438,061)         3,953,792

Income tax expense (benefit)                                                         (417,000)         1,470,000
                                                                                     --------          ---------
      Net income (loss)                                                              $(21,061)       $ 2,483,792
                                                                                     ========        ===========

Net income per share-basic                                                           $   0.00        $      0.29

Net income per share-diluted                                                         $   0.00        $      0.26
                                                                                     ========        ===========


      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Three Months Ended June 30,

                                                                                       2000              1999
                                                                                   (Unaudited)       (Unaudited)
                                                                                   -----------       -----------

Net Sales                                                                          $11,722,224      $13,353,693

Cost of  Sales                                                                      10,757,100        9,598,877
                                                                                    ----------        ---------
    Gross Profit                                                                       965,124        3,754,816

Selling, General and Administrative Expenses                                         3,193,217        2,432,138
Research and  Development  Expenses                                                    414,924          353,429
                                                                                       -------          -------
    Income (loss) from operations                                                   (2,643,017)         969,249

Other Income (expense):

  Interest income                                                                       23,838           59,790
  Other, net                                                                           (67,501)         (15,450)
                                                                                       -------          -------
     Income (loss)  before  income tax expense (benefit)                            (2,686,680)       1,013,589

Income tax expense (benefit)                                                          (932,000)         348,000
                                                                                      --------          -------
      Net  income (loss)                                                           $(1,754,680)      $  665,589
                                                                                   ===========       ==========
Net income (loss) per share-basic                                                  $     (0.20)      $     0.08

Net income (loss)  per share-diluted                                               $     (0.20)      $     0.07
                                                                                   ===========       ==========


      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                         Nine Months Ended June 30,
                                                                                           2000             1999
                                                                                      (Unaudited)        (Unaudited)
                                                                                      -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income, (loss)                                                                $    (21,061)       $  2,483,792
                                                                                    ============        ============
   Adjustments to reconcile net income to net cash
    (Used in) provided by  operating activities:
    Depreciation and amortization                                                        185,369             123,666
    Provision for uncollectible accounts receivable                                       30,000              25,000
    Deferred tax benefits                                                               (689,805)           (152,030)
    Other non cash items                                                                  50,512               2,400
       Changes in current assets and liabilities:

    Accounts receivable                                                                1,492,405           1,181,409
    Inventories                                                                        1,021,275          (4,176,843)
    Prepaid expenses and other  assets                                                  (283,560)            (19,259)
    Other assets                                                                         (15,286)               -
    Accounts payable and other current liabilities                                    (4,597,359)            862,488
                                                                                      ----------             -------
                                                                                      (2,806,449)         (2,153,169)
                                                                                      ----------          ----------
        Net cash (used in) provided by operating activities                           (2,827,510)            330,623
                                                                                      ----------             -------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisition, net of cash acquired                                          (803,445)              -
    Purchases of property, plant and equipment                                          (353,698)           (340,670)
                                                                                        --------            --------
         Net cash used in investing activities                                        (1,157,143)           (340,670)
                                                                                      ----------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of treasury stock                                                                 -                 (63,525)
Proceeds from the exercise of common  stock options                                      446,858             140,739
                                                                                         -------             -------
        Net cash  provided by  financing activities                                      446,858              77,214
                                                                                         -------              ------
        Net (decrease),  increase  in cash and cash equivalents                       (3,537,795)             67,167
Cash and Cash Equivalents, beginning of period                                         6,122,922           6,281,852
                                                                                       ---------           ---------
Cash and Cash Equivalents, end of period                                             $ 2,585,127        $  6,349,019
                                                                                     ===========        ============
SUPPLEMENTAL DISCLOSURES:

   Income taxes paid                                                                 $   414,677        $  1,328,615
                                                                                     ===========        ============

     See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and nine month period ended June 30, 2000 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 1999 Form 10-K.

     The operating results for the three and nine month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the September 30, 2000 year end.

NOTE 2.  INVENTORIES

     Inventories have been valued at the lower of average cost or market. The components of inventory consist of:

                                     June 30,           September 30,
                                      2000                  1999
                                      ----                  ----


     Component Parts            $   3,618,078           $  4,875,940
     Work in Progress                 389,287                494,285
     Finished Goods                 7,928,799              7,587,214
                                    ---------              ---------
                                $  11,936,164           $ 12,957,439
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

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Net income per share - continued
                                                       Three Months Ended
                                                            June 30,

                                                       2000            1999
                                                       ----            ----

Weighted average shares outstanding-basic           8,874,211        8,641,434
Number of shares issued on the assumed
    Exercise of stock options                           -              894,950
                                                    ---------          -------
Weighted average shares outstanding-diluted         8,874,211        9,536,384
                                                    ---------        ---------

                                                         Nine Months Ended
                                                            June 30,

                                                        2000           1999
                                                        ----           ----


Weighted average shares outstanding-basic           8,822,336        8,618,288
Number of shares issued on the assumed
    Exercise of stock options                           -              667,260
                                                    ---------          -------
Weighted average shares outstanding-diluted         8,822,336        9,285,548
                                                    ---------        ---------

On February 10, 2000 the Company's Board of Directors authorized a two for one stock split effected as a 100% common stock dividend. The stock split has been reflected retroactively for all issued common stock.

Options to purchase 1,462,226 shares of common stock were outstanding as of June 30, 2000, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company's tax provision reflects, for the three and nine months ended June 30, 2000, this new structure.

NOTE 5.  STOCK REPURCHASE PROGRAM

     On November 8, 1996, the Company approved a stock repurchase program. extended by a resolution of the Board of Directors. The Company has repurchased on a basis adjusted for the stock split, 428,600 shares for $1,267,129 at an average purchase price of approximately $2.955 per share.

NOTE 6 .  BUSINESS ACQUISITION

On June 1, 2000 the Company acquired certain assets of EsKape Labs Inc. ("EsKape"), a California based company specializing in designing and manufacturing television and video products for Apple Macintosh computers. The purchased assets expands and complements the Company's product line into the Macintosh market. The cash price for the acquisition, which was accounted for under the purchase method, was approximately $800,000. The excess of the acquisition cost over the fair value of identifiable assets acquired will be amortized on a straight line basis over 10 years.

In addition to the price paid for the acquired assets, the purchase agreement also call for contingent additoinal consideration as follows:

        - For the twelve months commencing June 1, 2000, the purchaser shall pay to the seller an earn out equal to 16.25% of net sales of such product, as defined in the purchase agreement, which are in excess of $4,000,000
        - In no event shall an earn out be paid if the net sales for such period are $4,000,000 or less
        -       In no event shall the additional consideration exceed $2,600,000
        - Any additional consideration due the seller shall be paid in Hauppauge Stock, valued at $11.50 and subject to customary adjustments for stock splits, stock dividends and the like. If the issuance of shares in payment of the addiitonal consider-ation results in the seller or its authorized successors owning more than 5% of the issued and outstanding shares of Hauppauge, the purchaser may, at its sole discretion, substitute cash for any portion of the additional consideration which would result in the seller being the holder of more than 5% of the then out-standing shares of Hauppauge stock.

The supplemental information below summarizes, on a pro forma basis, the companies results for the nine months ended June 30, 2000 and June 30, 1999 had the companies combined at the beginning of each period presented.

                                        Nine months ended June 30,
                                      2000                     1999
                                      ----                     ----

Net sales                          53,409,268              43,541,148
Net income (loss)                    (275,502)              1,756,694

Earnings (loss) per share
Basic                                   (0.03)                   0.20
Diluted                                 (0.03)                   0.19

     Pro forma net income (loss) may not be indicative of actual results, primarily because the pro forma results are historical results of the acquired entity and do not reflect any cost savings that may be obtained from the integration and elimination of redundant functions.

NOTE 7.  PROSPECTIVE ACCOUNTING CHANGES

Investment Derivatives and Hedging Activities Income
----------------------------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Investments and Hedging Activities Income. SFAS

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 .  PROSPECTIVE ACCOUNTING CHANGES-CONTINUED

133 is effective for transactions entered into after October 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of SFAS 133 will have on its results of operations and financial position.

 ITEM 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              ---------------------------------------------

Results of Operations
---------------------

Nine Month Period ended June 30, 2000 versus June 30, 1999
----------------------------------------------------------

     Sales for the nine months ended June 30, 2000 were $ 53,291,070 compared to $42,923,460 for nine months ended June 30, 1999, an increase of $10,367,610 or 24%, comprised of a 40% increase in domestic sales and a 14% increase in European sales. The forces driving the sales growth were:

        - Sales of new products introduced during the latter part of fiscal 1999
        -       The opening of new geographic markets
        - Sales contribution from the Company's Singapore office, which was opened during the fourth quarter of fiscal 1999.

     Unit sales of digital video and conferencing boards for the nine months ended June 30, 2000 increased 61% to approximately 752,000 as compared to approximately 466,000 for the prior year. Sales to domestic customers for the nine month period were 28% of net sales for the current period and 25% for the prior comparable period. Sales to international customers were 72% of net sales for the current period compared to 75% for the comparable prior period .

     Gross profit for the nine month period was $10,270,996 compared to $11,799,058 for the prior fiscal year, resulting in a decrease of $1,528,062. The gross profit percentage was 19% for the current period compared to 27% for the prior comparable period. Factors in the decrease in margins include:

        - A $1,000,000 reserve for certain excess inventory related to the Company's digital television receiver products
        -       Larger sales mix of lower margin product
        -       Decline in the Euro exchange rate.

     The chart below illustrates the components of selling, general and administrative expenses:


                                                           Nine months ended June 30,
                                                           --------------------------
                                       Dollar Costs                                      Percentage of Sales
                                       ------------                                      -------------------
                                                                                                            Increase/
                                  2000              1999          Increase          2000          1999     (Decrease)
                                  ----              ----         -----------        ----          ----     ----------

Sales & Promotional           $5,934,385       $4,367,817        $1,566,568        11.1%         10.2%        .9%
Customer Support                 370,186          327,303            42,883          .7%           .8%       (.1%)
Product Handling                 662,711          488,302           174,409         1.3%          1.1%        .2%
General & Admin                2,496,794        1,846,415           650,379         4.7%          4.3%        .4%
                               ---------        ---------           -------         ---           ---         --
    Total                     $9,464,076       $7,029,837        $2,434,239        17.8%         16.4%       1.4%


As a percentage of sales, Selling, General and Administrative expenses for the nine months ended June 30, 2000 increased by 1.4% when compared to the prior comparable period. Represented in dollars, Selling General and Administrative expenses increased $2,434,239 over the comparable prior year's nine month period.

The increase in sales and promotional expense of $1,566,568 was mainly due to :

        -       Higher commission attributable to increased sales
        -       Increased European marketing activities
        - Compensation costs for Singapore office and EsKape Labs personnel and increased personnel in the marketing department
        -       Increased  cost of  European sales offices
        -       Higher trade show costs.

     Customer Support and Product Handling expenses increased $42,883 and $174,409 respectively. Customer Support costs increased due to additional staff required to maintain a high level of customer service in light of the Company's expanding worldwide customer base. Increased Product handling costs was a function of greater shipment volume to customers.

The increase in General and Administrative expenses of $ 650,379 was primarily due to :

        -       Hiring of Corporate in house counsel
        -       Increased rent due to opening of  distribution center in Ireland
        -       Contractual salary increases for senior executives
        -       Administrative costs of  the Singapore office and EsKape Labs
        - Higher professional fees for investment, tax and litigation advice.

     Research and development expenses increased $298,064 or approximately 34%. The increase was due to engineering and development costs of our Singapore office and additional engineering personnel required to support the development of existing and future EsKape Labs product.

------------------------------------------------------

     The Company had net other expenses for the nine months ended June 30, 2000 of $67,232 compared to net other income for the prior year of $64,256. The decrease in net other income was primarily due to lower returns on monies invested and foreign currency losses due to the decline of the Euro.

     The Company recorded an income tax benefit of $417,000 for the nine months ended June 30, 2000 compared to a tax provision of $1,470,000 for the nine months ended June 30, 1999. Effective October 1, 1999, the Company restructured its foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which will function as the entity which services the Company's European customers. The company's tax provision for the nine months ended June 30, 2000 was based on this new structure. As a result of losses attributed to domestic operations, the tax benefit derived from domestic losses taxed at a 38% effective rate offset the taxes due on income attributable to the European operation which were taxed at an effective tax rate of 17%.

     As a result of the above, the Company incurred a net loss after taxes for the nine months ended June 30, 2000 of $21,061, which resulted in basic and diluted per share results of $0.00, on weighted average basic and diluted of shares of 8,822,336, compared to net income after taxes of $2,483,792 for the nine months ended June 30, 1999, which resulted in basic and diluted earnings per share of $0.29 and $0.27 on weighted average shares, adjusted for the stock split, of 8,618,288 and 9,285,548, respectively. Options to purchase 1,462,226 shares of common stock were outstanding as of June 30, 2000, but were not included in the computation of diluted earnings per share because they were anti-dilutive

On February 10, 2000 the Company's Board of Directors authorized a two for one stock split effected as a 100% common stock dividend. The stock split has been reflected retroactively for all issued common stock.

Three Month Period ended June 30, 2000 versus June 30, 1999
-----------------------------------------------------------

     Sales for the three months ended June 30,2000 were $11,722,224 compared to $13,353,693 for the prior year's second fiscal quarter, a decrease of $1,631,469 or 12%, comprised of a 17% decrease in domestic sales and a 16% decrease in European sales offset partially by an increase in Asian sales.

The primary forces causing the decrease were:

        - Continued strength of the United States dollar in relation to the Euro
        -       Seasonal slowdown  of analog boards in the European market
        -       Slower than expected  acceptance of digital TV tuner products.

------------------------------------------------------

     Unit sales of digital video and conferencing boards for the three months ended June 30, 2000 increased about 19% to approximately 166,000 as compared to approximately 139,000 for the prior year. Sales to domestic customers for this year's third fiscal quarter were 28% of net sales compared to 30% for the prior year's second fiscal quarter. Sales to international customers were 72% of net sales for the second fiscal quarter compared to 70% for the comparable quarter of the prior fiscal year.

     Gross profit for the quarter was $965,124 as compared to $3,754,816 for the prior fiscal year's third quarter. The gross profit percentage was 8% for the three months ended June 30, 2000 compared to 28% for the three months ended June 30, 1999. Factors in the decrease in margins include:

        - A $1,000,000 reserve for certain excess inventory related to the Company's digital television receiver products
        -       Larger sales mix of lower margin product
        -       Decline in the Euro exchange rate
        -       Fixed overhead  absorbed over lower sales volume.

     The chart below illustrates the components of selling, general and administrative expenses:


                                                         Three months ended June 30,
                                        Dollar Costs                                      Percentage of Sales
                                        ------------                                      -------------------
                                                                                                             Increase/
                                    2000             1999          Increase          2000          1999     (Decrease)
                                    ----             ----         -----------        ----          ----     ----------
Sales & Promotional             $1,815,109        1,519,556        $295,553          15.4%         11.3%       4.1%
Customer Support                   117,622          113,854           3,768           1.0%           .9%        .1%
Product Handling                   257,988          207,398          50,590           2.2%          1.6%        .6%
General & Admin                  1,002,498          591,330         411,168           8.6%          4.4%       4.2%
                               -----------          -------        --------          -----         -----       ----
    Total                       $3,193,217       $2,432,138        $761,079          27.2%         18.2%       9.0%


As a percentage of sales, Selling, General and Administrative expenses for the three months ended June 30, 2000 increased by 9.0% when compared to the third quarter of the prior fiscal year, which was the result of increased SG&A absorbed over lower sales. Represented in dollars, Selling General and Administrative expenses increased $761,079 over the comparable period of the last fiscal year.

The increase in sales and promotional expense of $295,553 was mainly due to :

        - Compensation costs for Singapore office and EsKape Lab personnel and increased personnel in marketing department
        -       Increased  cost of German and UK sales offices
        -       Higher trade show costs.

     Customer  Support  and  Product  Handling   increased  $3,768  and  $50,590
respectively. Increased Product handling costs was a function of greater shipment volume to customers

------------------------------------------------------

The increase in General and Administrative expenses of $ 411,168 was primarily due to :

        -       Contractual salary increases for senior executives
        -       Hiring of Corporate in house counsel
        -       Increased rent due to opening of  distribution center in Ireland
        -       Contractual salary increases for senior executives
        -       Administrative costs of  the Singapore office and EsKape Lab
        - Higher professional fees for investment, tax and litigation advice.

     Research and development expenses increased $61,495 or approximately 17%. The increase was due to engineering and development costs of our Singapore office and additional engineering personnel required to support the development of existing and future EsKape Labs product.

     The Company had net other expenses for the three months ended June 30, 2000 of $43,663 compared to net other income for the prior comparable period of $44,340. The increase in net other expense was primarily due to lower returns on monies invested and foreign currency losses due to the decline of the Euro.

     The Company recorded an income tax benefit of $932,000 for the quarter ended June 30, 2000 compared to a tax provision of $348,000 for the three months ended June 30, 1999. Effective October 1, 1999, the Company restructured its foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which will function as the entity which services the Company's European customers. The company's tax provision for the three months ended June 30, 2000 was based on this new structure.

     As a result of the above, the Company incurred a net loss after taxes for the three months ended June 30, 2000 of $1,754,680, which resulted in basic and diluted loss per share of $0.20 on weighted average basic and diluted shares of 8,874,211, compared to net income after taxes of $665,589 for the three months ended June 30, 1999, which resulted in basic and diluted earnings per share of $0.08 and $0.07, on weighted average shares, adjusted for the stock split, of 8,641,434 and 9,536,284, respectively. Options to purchase 1,462,226 shares of common stock were outstanding as of June 30, 2000, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

     On February 10, 2000, the Company's Board of Directors authorized a two for one stock split effected as a 100% common stock dividend. The stock split has been reflected retroactively for all outstanding common stock.

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

------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

The Company's cash, working capital and stockholders' equity position is disclosed below:

                                  June 30, 2000               September 30, 1999
                                  -------------               ------------------

Cash                           $     2,585,127                $       6,122,922
Working capital                     12,022,559                       12,533,310
Stockholders' equity                13,798,390                       13,322,091

 The significant items of cash provided by and cash (consumed ) for the nine month period ended June 30, 2000 are detailed below:


Net income (adjusted for non cash items), excluding deferred tax benefits        $    244,820
Change in deferred tax assets                                                        (689,805)
Decrease in investment for current assets                                           2,230,120
Increase in other assets                                                              (15,286)
Cash expended for reduction in current  liabilities-net                            (4,597,359)
Acquisition of EsKape                                                                (803,445)
Purchase of Property, Plant & Equipment                                              (353,698)
Proceeds from the exercise of options                                                 446,858


     Net cash of $ 2,827,510 consumed by operating activities was primarily due to cash disbursed for the payment of current liabilities of $ 4,597,359 and an increase in deferred taxes of $689,805, partially offset by cash generated by the reduction in current assets of $2,230,120 and net income adjusted for non cash items of $244,820. Other items of cash consumption included $803,445 for the EsKape acquisition and $353,698 used to purchase fixed assets. The exercise of stock options provided a cash source of $446,858.

     The Company's credit facility with a bank expired on February 28, 1998. The Company has chosen not to renew the loan facility. The Company has signed an agreement on July 12, 2000 with Chase Manhattan Bank, who will provide the Company with a $6,500,000 credit facility. The facility allows the Company, at its option, to borrow at the prime rate or 1.25% above the London Interbank Offered Rate "LIBOR". The facility is secured by the assets of the company, and expires on March 31, 2001.

     On November 8, 1996, the Company approved a stock repurchase program. The Company has repurchased on a basis adjusted for the stock split, 428,600 shares for $1,267,129 at an average purchase price of approximately $2.955 per share.

     The Company believes that its current cash position, its internally generated cash flow and its line of credit will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months.

Inflation
---------

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

Effect of New Accounting Pronouncements
---------------------------------------

 Investment Derivatives and Hedging Activities  Income
 ---------------------------------------------  ------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Investments and Hedging Activities Income. SFAS 133 is effective for transactions entered into after October 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of SFAS 133 will have on its results of operations and financial position.

Year 2000
---------

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

-------------------

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks Market Risks
--------------------------------------------------------------------------------

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

Special Note Regarding Forward Looking Statements
-------------------------------------------------

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

--------------------------------------  --------------------

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

PART II.  OTHER INFORMATION
--------  -----------------

Item 1  Legal Proceedings
------  -----------------

In January 1998, Advanced Interactive Incorporated ("AII") contacted the Company and attempted to induce the Company to enter into a patent license or joint venture agreement with AII relative to certain of the Company's products. AII alleged that such products infringe U.S. Patent No.4,426,698 (the "AII Patent"). At such time, the Company's engineering staff analyzed the AII Patent and determined that the Company's products did not infringe any such patent. Accordingly, the Company rejected AII's offer.

On October 6, 1998, the Company received notice that AII had commenced an action against it and multiple other defendants in the United States District Court for the Northern District of Illinois (the "District Court"), alleging that the certain of the Company's products infringed on certain patent rights allegedly owned by the plaintiff (the "Complaint"). The Complaint sought unspecified compensatory and statutory damages with interest. The Company denied such allegations and vigorously defended this action. On December 22, 1998, the Company filed its answer (the "Answer"). Among other things, pursuant to the Answer, the Company denied that its products infringed AII's patent rights and asserted certain affirmative defenses. In addition, the Answer included a counterclaim challenging the validity of AII's alleged patent rights. On March 5, 1999, the Company joined a Motion for Partial Adjudication of Claim Construction Issues, filed by one of the multiple defendants. The Motion provided the defendants' interpretation of certain limitations of the claims at issue. On February 17, 2000, the District Court granted the Motion en toto.

On June 20, 2000, AII and the Company, inter alia, entered into an Agreed Motion to Entry of Judgment, where AII stipulated that based on the District Court's claim construction, certain claim elements in the claims at issue were not present in the Company's accused products. On June 26, 2000, the District Court granted the Agreed Motion and directed a Final Judgment of Non-infringement as to the Company.

On July 25, 2000, AII filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit, appealing the District Court's Order granting the Motion for Partial Adjudication of Claim Construction Issues and Order entering Final Judgment of Noninfringement.

------  ---------------------------

Notwithstanding the foregoing, because of the uncertainties of litigation, no assurances can be given as to the outcome of AII's appeal. It is possible that the U.S. Court of Appeals for the Federal Circuit may reverse the District's Court's rulings and remand the case back to the District Court. In such an event, and if the Company were not to prevail in the remanded litigation, the Company could be required to pay significant damages to AII and could be enjoined from further use of such technology as it presently exists. Although a negative outcome in the AII litigation would have a material adverse affect on the Company, including, but not limited to, its operations and financial condition, the Company believes that, if it is held that the Company's products infringe AII's patent rights, the Company would attempt to design components to replace the infringing components or would attempt to negotiate with AII to utilize its system, although no assurances can be given that the Company would be successful in these attempts. At the present time, the Company can not assess the possible cost of designing and implementing a new system or obtaining rights from AII.

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits
------------

        27. Financial Data Schedule

(b) Reports on form 8-K
-----------------------

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

                             HAUPPAUGE DIGITAL, INC.
                             -----------------------
                                  Registrant

Date: August 10, 2000                  By: /s/ Kenneth Plotkin
                                          ------------------------------
                                          KENNETH  PLOTKIN
                                          Vice President and
                                          Chief Executive Officer


Date: August 10, 2000                  By:/s/ Gerald Tucciarone
                                          ------------------------------
                                          GERALD TUCCIARONE
                                          Treasurer and Chief
                                          Financial Officer