Form 10-K
HAUPPAUGE DIGITAL INC
filed 2001-01-02
CIK 930803

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
(x)       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the fiscal year ended              September 30, 2000
                                   ----------------------------------------

(  )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from                 to
                                        -----------------  ----------------

            Commission file number          1-13550
                                  --------------------------------------------

                             HAUPPAUGE DIGITAL, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

Delaware                                                11-3227864
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S Employer
incorporation or organization)                      Identification No.)

        91 Cabot Court, Hauppauge, New York                     11788
--------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number    (631) 434-1600
                         -----------------------------------------------------

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

State registrant's revenues for its most recent fiscal year:  $66,292,491

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 19, 2000 was approximately $12,724,768. Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the Company. Market value is based upon the price of the Common Stock as of the close of business on December 19, 2000 which was $2.00 per share as reported by NASDAQ.

As of December 18, 2000, the number of shares of Common Stock outstanding was 8,882,976 (exclusive of treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III which includes Item 10 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of September 30, 2000 and are incorporated herein by reference.

                                     PART I

                Special Note Regarding Forward Looking Statements

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those discussed under the subsection entitled "Risk Factors" under Item 7 Management's
Discussion and Analysis of Financial Condition and Results of Operations. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "plans," "anticipates," or "intends," and derivations thereof and similar words to be uncertain and forward-looking. All cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear.

Item 1.  BUSINESS

     Hauppauge Digital Inc. (the "Company"), through its subsidiaries, develops, manufactures, markets and sells products for the Personal Computer market which allow PC users to watch TV in a resizable window on their PC screen. The Company's main product line, called the WinTV(R), connects directly to cable TV, broadcast TV or satellite TV receivers, and is sold primarily through computer retail stores in the U.S., Europe and Asia. All references herein to the Company include the Company, its wholly owned subsidiaries and their subsidiaries, unless otherwise indicated or the context otherwise requires.

     Management believes the most common reason for using the WinTV is the entertainment and information value derived by allowing PC users to watch either important or otherwise interesting TV shows while they work on their PC's. For example, a stockbroker can have a financial TV program in a small window on their PC screen while seeing stock quotes in another window. An end user who likes to watch music video shows on TV can have the music video TV show in one window on their PC screen, while surfing the Internet, working on e-mail, or performing any other PC activity.

     In fiscal 2000, the Company shipped its two millionth WinTV board. Management believes that the Company's sales have grown over the last five years as a result of, among other things, PC users spending more time working with their PC's on such activities as Internet surfing and e-mail writing. Management believes that when a PC user spends time working with their PC, they do not want to miss the important or entertaining TV shows they would typically watch on a standard TV set.

     In addition to allowing users to watch TV on a PC, the WinTV boards can also receive certain data that maybe transmitted along with the TV signal. The transmission of data along with a TV signal is called "Data Broadcasting". As the United States and Europe transition from analog TV to digital TV, the data rates supported by Data Broadcasting are expected to increase to well over 1 million bits per second. With such high data rates, Data Broadcasting has the ability to create new business opportunities for both TV broadcasters and the Company.

     The United States is in a multi-year transition period from analog to digital TV. Management believes that the demand for the Company's digital TV products will grow as: 1) more digital TV stations come "on-line", 2) the amount of compelling and original digital TV programming increases, and 3) as new services which use the unique characteristics of digital TV data broadcasts are introduced. In Europe, similar market dynamics are present, though the standards and technical characteristics are different from the U.S. market.

     The Company markets its products through computer retailers, computer products distributors and original equipment manufacturers ("OEMs"). Computer retailers typically stock the products on their shelves and sell them to end users for installation in their own PC's. Distributors typically stock and sell the products to retail stores and value added resellers (VARs), while OEMs typically purchase TV and video conferencing boards to incorporate them into their own products, which are then ultimately sold to end users.

Company Strategy

     Since its entry into the PC digital video market in 1991, the Company has become a leading provider by focusing on four primary strategic fronts: innovating and diversifying its product line by developing and exploiting core technologies; forging strategic relationships with key industry players;
expanding its worldwide sales and distribution channels; and maintaining and improving profit margins.

     Significant product lines include a wide range of analog TV receiver boards covering a 3:1 range in price across most major world TV standards; digital TV receiver boards for terrestrial transmissions in the U.S. and satellite transmissions in Europe; external TV products based on the USB (Universal Serial
Bus); video capture boards for origination and editing of video streams for Internet and other uses; and an overall software architecture with a human interface that unites all of the product lines.

     Management believes that strategic relationships with key suppliers, OEMs, broadcasters, and Internet and e-commerce solutions providers give the Company important advantages in developing new technologies and marketing its products. Working with a variety of other companies allows the Company to leverage its investment in research and development and minimize time to market.

     The Company's sales organization cultivates a variety of distribution channels, including retail stores, distributors and other resellers, as well as OEMs which incorporate the Company's products into their own. Management believes that rapidly developing and growing its worldwide presence gives the Company an important strategic position, allows it to benefit many times over from investments in product development, and more firmly establishes the WinTV brand name in the global market.

     Maintaining and improving the Company's profit margins involves, among other things, outsourcing production for each geographic region to subcontractors best suited for the type and volume of work, as well as leveraging worldwide supplier relationships to ensure being the lowest cost producer in the category. Engineering products for low cost and high flexibility in production is another important way that technology leadership contributes to the bottom line.

Products

     The WinTV products are designed so that a PC user can watch TV in a resizable window on a PC video monitor during normal computer use. This activity requires operating software to control functions such as channel change, volume adjustment, freeze frame, and channel scan. All required functions, such as video digitizing, windowing, color space conversion and chroma keying, are performed on the WinTV board, in the external WinTV-USB, or in the operating software. WinTVs include audio functions so that sound can be heard while watching TV or video. The audio can be connected to speakers or to a PC's sound card.

     In fiscal 2000, the Company's primary products included the following:

        - WinTV-Go - a low cost WinTV, for the mass consumer market
        - WinTV-PCI-FM - a single slot internal plug in board which enables the user to bring TV and broadcast data to their PC
        - WinTV-Primio - only sold in Europe, it is an enhanced version of the Company's WinTV-Go board
        - WinTV-USB - which brings WinTV capabilities to desktop and laptop computers by connecting externally through a PC's USB port

     Of  these   products,   the  WinTV-Go  and   WinTV-USB   were  new  product
introductions in fiscal 1999, continuing the Company's strategy of rapidly exploiting new cutting edge technology development.

     In fiscal 2000, product development focused in three areas: a new product family: personal video recorders which are called "WinTV-PVRs", new digital TV receivers and an update on the Company's existing analog TV product line to reduce manufacturing costs.

     The WinTV-PVR (Personal Video Recorder) product line include both internal and external TV receivers products which are designed to add the ability to record TV shows to a PC's hard disk. The TV recording uses a high quality hardware MPEG 2 encoder built onto the WinTV-PVR device, which makes the recorded TV shows consume less hard disk space than an uncompressed file while providing excellent image quality. The WinTV-PVR user can record TV to disk using a TV scheduler, play back the shows into the WinTV window (resizable on playback as well as during live viewing and recording), or record the recorded TV show onto CD- ROM for playback on a home DVD player or a laptop or desktop PC. In addition to the recording feature, the WinTV-PVR can also pause live TV and provide instant replay.

     The Company also worked on the development of new digital TV receivers for the U.S. market and for the international markets. The WinTV-HD is expected to be shipped to the U.S. consumer market mid-2001. The WinTV-Nova, a lower cost European satellite receiver and a companion device which enables pay TV channels to be received and decoded, was also shipped internationally early in fiscal 2001.

     The Company also developed a new platform, which went into production late fiscal 2000, for most of its worldwide analog TV receivers. The purpose of this development was to reduce the cost to build existing models of WinTV boards, which continue in high volume production.

     The acquisition of certain assets of Eskape Labs, late in the third quarter of fiscal 2000, also added a number of models to the product line. These models allow Apple Macintosh users to enjoy many of the same features PC users have enjoyed using WinTVs.

Current production models

     With the line of analog WinTV boards still generating the bulk of the Company's revenues, the Company has, as of the end of fiscal 2000, roughly 40 different products in the marketplace, ranging from the VCB for video capture and video conferencing applications, to WinTV-DVB, the Company's digital TV receiver boards. The Company normally sells between 4 and 8 models into each geographic market.

     The Company's product can be broadly grouped into the following seven categories:

Personal video recorder products:

         The WinTV-PVRs (Personal Video Recorders) include both internal and external TV receiver products which are designed to add the ability to record TV shows to a PC's hard disk. The TV recorder uses a high quality hardware MPEG 2 encoder built onto the WinTV-PVR device, which makes the recorded TV shows consume less hard disk space while providing excellent image quality. The WinTV-PVR user can record TV to disk using a TV scheduler, play the shows back into the WinTV window (resizable on playback as well as during live viewing and recording), or record the recorded TV show onto CD-ROM for playback on a home DVD player or a laptop or desktop PC. In addition to the recording feature, the WinTV-PVR can also pause live TV and provide instant replay.

Internal PCI-based WinTV boards for analog TV reception:

         The WinTV-pci products are single slot internal plug in boards which connect to cable TV, a satellite TV receiver or a TV antenna and enable a user to watch TV in a resizable window on their PC monitor.. The WinTV has a 125 channel cable ready TV tuner with automatic channel scan and a video digitizer. The video digitizer allows the user to capture still and motion video images to a hard disk, creating high impact presentations, and to videoconference over the Internet (using the supplied Microsoft NetMeeting software). In Europe, the WinTV products can be used to receive teletext data broadcasts.

         The WinTV-Go is a low cost TV receiver, which has all of the features mentioned above. The WinTV-Go has mono audio. There are models for the U.S., European and Asian markets.

         WinTV-Primio is only sold in Europe and is an enhanced version of the Company's WinTV-Go board.

         The WinTV-dbx model has all of the features of the WinTV-pci models, plus offers high quality dbx-TV for stereo decoding, and is sold primarily in the U.S. In Europe, the WinTV-PCI-stereo offers high quality NICAM stereo audio, a European audio format.

         The WinTV-Radio has all the features of the WinTV-dbx and WinTV-PCI-stereo models, plus adds an FM radio tuner and FM radio control software. There are models for the U.S., European and Asian markets.

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

External WinTV products for analog TV reception:

         The WinTV-USB brings TV-in-a-window to both desktop and laptop PCs equipped with a USB port. The WinTV-USB connects to a PC via a USB port and is an external device, so the user does not have to open up the PC during installation. There are two models for the U.S., European and Asian markets.

Apple Macintosh Compatible Products:

         The Eskape Labs product line, consisting of MyTV, MyView, MyCapture and MyVideo, all connect to Apple Macintosh computers via USB ports. MyTV has features comparable to WinTV-USB. MyCapture allows the capture of composite and S-Video source programs to the Macintosh's hard drive, MyView outputs video clips from the hard drive to composite and S-Video devices, and MyVideo combines the features of MyCapture and MyView in one convenient package.

Internal WinTV boards for digital TV reception:

         The WinTV-D, marketed in the United States, and the WinTV-DVB, marketed in most other parts of the World, are PC-based digital TV receivers. They can decode digital TV transmissions and format the video portion of the transmission into a window on the PC screen. The WinTV-D and
         WinTV-DVB can simultaneously extract data from the digital TV transmission and send this data to an application which is running in the PC. For example, there are Data Broadcast services in Europe which send Internet web pages in a digital TV transmission. The WinTV-DVB can extract this data and send it to a Web browser such as Internet Explorer for display.

         The ongoing transition to digital broadcast signals in the United States is intended to enable networks and broadcasters to package data along with the broadcast digital signal. Called datacasting, this technique provides for a range of information formats at speeds several times faster than cable modems. With over 150 stations currently broadcasting a digital TV signal, and more expected to sign on throughout the year 2001, customers will be offered a wide range of digital content, from TV programming to datacasted music, video games and e-commerce content. In Europe, the growth in digital TV may provide similar opportunities to mix TV and data.

ImpactVCB boards for OEM video capturing applications:

         The Impact Video Capture Board ("ImpactVCB") is a low cost PCI board for high performance access to digitized video. Designed for PC based video conferencing and video capturing in industrial applications, the ImpactVCB features live video in a window, still image capture and a Microsoft Video for Windows compatible motion video capture driver.

         As of the end of fiscal 2000, 8 different ImpactVCB models were in production, each with different video input and power configurations. Most of these models have been developed for specific customers under OEM arrangements.

DV Wizard-pro for desktop video editing of home video tapes:

         The DV Wizard allows the capture of full frame live video from digital video camcorders or VCRs and stores it to the hard disk so that it can be digitally edited on a PC. DV Wizard-pro uses the IEEE1394 (Firewire) technology to connect to these devices. The compression technology used in the DV Wizard allows the board to capture 60 fields per second, resulting in more accurate frame-by-frame video editing and more realistic video playback. The DV Wizard can also output the edited video clips from the PC's hard drive, which can be recorded on tape by a digital video camcorder.

         The DV Wizard was designed to be used to edit home video tapes, and to add flair to home videos. It can also be used by corporate marketing communication departments, training video developers, trade show demonstration creators, video hobbyists, CD-ROM title producers and creators of corporate product literature on CD-ROM.

     WinTV products which are sold through the computer retail market are essentially the same as those which are available to the OEM market. The differences are in the packaging and in the sophistication of the operating software. The Company's WinTV boards are primarily sold to the retail market and are also sold in the OEM market. DV Wizard-pro is sold primarily in the retail market, and VCB video capture boards are primarily sold in the OEM market.

     For the international market, the Company has developed a capability for most WinTV models called teletext decoding. This capability allows the reception of digital data which is transmitted along with the live TV signal. Though relatively unknown in the United States, teletext is standard on most European TV sets. Examples of teletext data transmitted by TV stations include weather information, travel schedules, stock market data and home shopping services.

     Teletext and several newer services are all forms of data broadcasting. The Company believes that, due to the capability of its products to receive digital information in PCs, data broadcasting represents a key growth opportunity.

Technology

     The Company has developed five generations of WinTV since first introducing the products in 1991. The first generation of WinTVs put the TV image on the PC screen using chroma keying, requiring a dedicated "feature connector cable" between the WinTV and the VGA board. Despite issues with screen resolution, for the first time a PC user could watch TV in a resizable window on their PC screen. Initial customers were mostly professional PC users who spent many hours on their PC's and found having TV in a window on their desktop useful and entertaining. For example, Management believes PC users involved in financial markets need to be able to see stock market related TV shows while they work on their PCs. Video clip capture and teletext capabilities, valued features in today's models, can also trace their origins to the first WinTV products.

     In 1993, the Company invented a technique called "smartlock", which eliminated the need for, and the installation problems associated with, the "feature connector cable." In 1994, the Company introduced its "WinTV-Celebrity" generation of TV tuner boards based on this "smartlock" technology, greatly improving customer satisfaction. The CinemaPro series of WinTV boards then used smartlock and other techniques to further reduce cost and improve performance.

     In June of 1996, the Company introduced the WinTV-PCI line of TV tuner boards for PCs. These boards were developed to eliminate the relatively expensive "smartlock" circuitry and memory used on the WinTV- Celebrity and CinemaPro boards. The WinTV-PCI used a technique called "PCI Push" and was designed to be used in the emerging Intel Pentium market. These Pentium based PCs had a new type of system expansion "bus", called the PCI bus, which allowed data to be moved at a much higher rate than the older ISA bus, which the previous WinTV generations used. The "PCI Push" technique moves the video image 30 times per second (in Europe the image is moved 25 times a second) over the PCI bus. In addition to being less expensive to manufacture, the WinTV-PCI had higher digital video movie capture performance than the previous generations, capturing video at up to 30 quarter screen frames per second. With this higher performance capture capability, the WinTV-PCI found new uses in video conferencing, video surveillance and Internet streaming video applications.

     The fourth generation of WinTV boards, introduced in 1999, are digital TV receivers. The United States and Europe are in a transition period from analog TV to digital TV. The Company's WinTV-D board, developed during the 1999 fiscal year and delivered to the market in the beginning of fiscal 2000, is the first digital TV receiver for the U.S. market which allows PC's to receive and display digital TV signals, in addition to conventional analog TV signals. The software to control the digital TV reception is based on the Company's "WinTV-2000" software, which was developed during 1999. In fiscal 1999, the Company also introduced the WinTV-DVB board for the European market. This board brings digital TV to PCs, and is based on the European Digital Video Broadcast standard. Both the WinTV-D and the WinTV-DVB have the ability to receive special data broadcasts which some broadcasters may send along with the digital TV signal, in addition to displaying digital TV in a resizable window. Data broadcasts on digital TV are transmitted at several million bits per second. The Company has developed proprietary software which can decode and display some of these special data broadcasts, and intends to work on standardized reception and display software, if such broadcasts become standardized.

     The fifth generation of WinTV products are the PVR (Personal Video Recorder) models, developed during fiscal 2000 and introduced to the market in early fiscal 2001. The WinTV-PVRs (Personal Video Recorders) include both internal and external TV receiver products which are designed to add the ability to record TV shows to a PC's hard disk. The TV recorder uses a high quality hardware MPEG 2 encoder built onto the WinTV-PVR device, which makes the recorded TV shows consume less hard disk space while providing excellent image quality. The WinTV-PVR user can record TV to disk using a TV scheduler, play the shows back into the WinTV window (resizable on playback as well as during live viewing and recording), or record the recorded TV show onto CD-ROM for playback on a home DVD player or a laptop or desktop PC. In addition to the recording feature, the WinTV-PVR can also pause live TV and provide instant replay.

Research and Development

     The Company's  development  efforts are currently  focused on extending the range and features of the PVR products, additional externally attached TV products, and high-definition digital TV products. The Company is also developing more highly integrated versions of its hardware products to further improve performance and cost points, and new versions of its software to add features, improve ease of use, and provide support for new operating systems. The Company is also developing additional capabilities in the data broadcasting field, in the e-commerce area, and enhancing the capabilities of its products in the Apple Macintosh market.

     The Company currently has three Research and Development operations: one based in the Company's New York headquarters, one based in Pleasanton, California and one based in Singapore. The Company's Singapore R&D team is mainly focused on external TV products, and on Asian versions of the Company's products. The Pleasanton, California R&D operation develops products for the Apple Macintosh computer, while the New York R&D operation is aimed at the digital receiver market, the PVR models, user interface software and low level drivers for all PC products.

     The technology underlying the Company's products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon the Company's business. The Company will need to maintain an ongoing research and development program, and the Company's success, of which there can be no assurances, will depend in part on its ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. The Company continues to increase it research and development expenditures. The Company expended approximately $1,666,000, $1,257,000 and $808,000 for research and development expenses for the years ended September 30, 2000, 1999 and 1998. There can be no assurance that the Company's research and development will be successful or that the Company will be able to foresee and respond to such advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render the Company's products or technologies non-competitive or obsolete. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

Product Production and Suppliers

     The  Company  designs  the WinTV  products  and also  writes the  operating software to be used in conjunction with many versions of the popular Microsoft(R) Windows(TM) operating system, including Windows98, WindowsMe, WindowsNT and Windows2000. The Company subcontracts the manufacturing and assembly of the WinTV boards to independent third parties at facilities in various countries. The Company monitors the quality of the completed product at its facilities in Hauppauge, New York, Singapore, and Ireland before packaging the product and shipping it to customers.

     Although certain components essential to the Company's business are generally available from multiple sources, other key components (including, but not limited to, TV tuners, video decoder chips and application-specific integrated circuits (ASICs)) are currently obtained by the Company from single or limited sources; in addition, these and other key components (including, but not limited to, DRAM), while currently available to the Company from multiple sources, are at times subject to industry wide availability and pricing pressures. Any availability limitations, interruption in supplies, or price increases relative to these and other components could have a material adverse effect on the Company's business, operating results and financial condition. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers. In situations where a component or product utilizes new technologies, initial capacity constraints may exist until such time as the suppliers' yields have matured. Components are normally acquired through purchase orders, as is common in the industry, typically covering the Company's requirements for periods from 60 to 120 days. However, the Company continues to evaluate the need for a supply contract in each situation.

     If the supply of a key component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipment of completed products to the Company, the Company's ability to ship products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. The Company attempts to mitigate these potential risks by working closely with its key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels.

     The Company has from time to time experienced significant price increases and limited availability of certain components that are available from multiple sources. Any similar occurrences in the future could have a material adverse effect on the Company's business, operating results and financial condition

     Manufacturing is performed by a select group of contract manufacturers. Product design specifications are provided to insure proper assembly. Contract manufacturing is either done on a consignment basis, in which the Company provides all the component parts and pays an assembly charge for each board produced, or on a turnkey basis, in which all components and labor are provided by the contract manufacturer, and the manufacturing price the Company is charged includes parts and assembly costs. The Company continuously monitors the quality of its selected manufacturers. The Company has qualified five contract manufacturers and utilizes three. These three contract manufacturers are presently being utilized to handle the majority of production. If demand were to increase dramatically, the Company believes additional production could be absorbed by these and other contract manufacturers.

     During fiscal 1998, the Company began producing boards for the majority of its European sales through a subcontractor in Scotland. The production is done on a turnkey basis with assembly, testing and rework being handled in Scotland. The packaging and shipping of the product to customers is being performed at the Company's Ireland location. By shifting its European production to Europe, the Company anticipates savings on the production costs and shipping costs of the boards, in addition to the elimination of duties charged on boards entering Europe from the United States. In fiscal 1999, the Company added a subcontractor in Malaysia, who is equipped to assemble domestic and international products. Finally, in fiscal 2000, the Company added a subcontractor in Hungary, who now produces a significant amount of its product for the European market.

Customers and Markets

     The Company primarily markets the WinTV to the consumer market to allow PC users to watch their favorite TV shows while they work on their PCs. To reach this consumer market, the Company has expanded its sales through a network of computer retailers in the U.S., Europe and Asia. The Company uses both direct sales to retailers and sales through computer products distributors to service this market. To attract new PC users in the consumer market, the Company advertises with and runs special promotions with computer retailers. The Company actively participates in trade shows to educate and train key computer retail marketing personnel. Most of the Company's sales and marketing budget is aimed at the consumer market.

     In addition to the consumer market, the Company markets to the professional stock brokerage market, where the WinTV is primarily used to display financial TV shows in a window on a stock brokers workstation while they continue to operate their financial applications. The Company has sold its WinTV products to two large financial services information providers for incorporation into their workstations, and several independent financial institutions. This market segment is typically project based.

     The Company also has sold products to PC OEMs, that either embed a WinTV product in a PC that they resell, or sell the WinTV as an accessory to its PCs.

Distribution to the Retail Market

     During fiscal 2000, net sales to distributors and retailers of the Company totaled approximately $60,214,000 or 91% of the Company's net sales compared to approximately $52,398,000 or 89% and $33,008,000 or 85% for the years ended September 30, 1999 and 1998. The Company has no exclusive distributor or retailer and sells through a multitude of retailers and distributors, no one of which accounted for more than 10% of the Company's net sales.

Sales to Original Equipment Manufacturers ("OEMs")

     The OEM business is one where a PC manufacturer incorporates the Company's WinTV board or Impact video conferencing board into a product sold under the OEM's label. Although no assurances can be made, management believes, but there can be no assurances, the Company's OEM business is expected to increase in the next few years. Factors which could impact the expansion of the Company's OEM business include, among other things, the ability to successfully negotiate and implement agreements with original equipment manufactures. Management believes, but there can be no assurances, that FCC regulations mandating the digital broadcasting of TV signals by the year 2006 will attract consumer interest in devices, such as those models of the Company's WinTV(R) boards which are equipped to receive digital TV broadcasts.

     The Company's OEM business totaled approximately $6,079,000, $ 6,203,000 and $5,749,000 for the years ended September 30, 2000, 1999 and 1998. The Company sold product to a variety of OEM customers, none of which accounted for more than 10% of total sales in any of the three years. Sales to OEM customers accounted for approximately 9%, 11% and 15% of the Company's net sales for 2000, 1999 and 1998, respectively.

Marketing and Sales

     The Company sells both domestically and internationally through Company sales offices in New York, California, Germany, the United Kingdom, France and Singapore, plus through independent sales representative offices in the Netherlands and The People's Republic of China. For the fiscal years ended September 30, 2000, 1999 and 1998, approximately 29%, 27% and 28% of the Company's net sales were made within the United States, respectively, while approximately 71%, 73% and 72% were outside the United States (predominately in Germany, the United Kingdom, France and the Asia) respectively.

     For  further  information  on  the  Company's  geographic   segments,   see
"Management's Discussion and Analysis of Financial Condition and Results of Operations," in Item 7 and Note 1 to the Consolidated Financial

Statements.

     The Company advertises its products in a number of PC magazines internationally. The Company also participates in retailers' market promotion programs, such as store circulars, promotions and retail store displays. These in store promotional programs, magazine advertisements plus a public relations program aimed at editors of key PC computer magazines and an active web site on the Internet, are the principal means of getting the product introduced to end users. The sales rate in the computer retail market is closely related to the effectiveness of these programs, along with the technical capabilities of the product itself. The Company also lists its products in catalogs of various mail order companies and attends various worldwide trade shows.

     The Company currently has 8 sales persons located in Europe, 2 sales persons in the Far East and 4 sales persons in the United States, located in New York and California. The Company also has 4 manufacturer representatives retained by it on a non-exclusive basis, who work with customers in certain domestic geographic areas.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" with reference to a discussion on the impact seasonality has on the Company's sales.

Foreign Currency Fluctuations

     Due to extensive sales to European customers denominated in local currencies, the Company is a net receiver of currencies other than the U.S. dollar and as such benefits from a weak dollar and is adversely affected by a strong dollar relative to the major worldwide currencies, especially the Euro and British Pound Sterling. Consequently, changes in exchange rates expose the Company to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar. The Company attempts to reduce these risks by entering into foreign exchange forward contracts with financial institutions to protect against currency exchange risks associated with its foreign denominated accounts receivable.

     The strength or weakness of the U.S. dollar against the value of the Euro and British Pound Sterling impact the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's revenues, gross margins, operating income and retained earnings (which are expressed in U.S. dollars). Where it deems prudent, the Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Primarily selling foreign currencies through forward window contracts, the Company attempts to hedge its foreign sales against currency fluctuations.

     As of September 30, 2000, the Company has foreign currency forward contracts outstanding of approximately $11.3 million for the Euro. The contracts expire through December 2000. As of September 30, 2000, the Company had unrecognized gains from foreign currency forward contracts of $319,000.

     These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. The contracts the Company procures are specifically entered into to as a hedge against existing or anticipated exposure. The Company does not enter into contracts for speculative purposes. Although the Company maintains these programs to reduce the short term impact of changes in currency exchange rates, when the U.S. dollar sustains a long term strengthening position against the currencies in which the Company sells it products, the Company's revenues, gross margins, operating income and retained earnings can be adversely affected.

Competition

     The Company's business is subject to significant competition. Competition exists from larger and smaller companies that might possess substantially greater technical, financial, sales and marketing resources than that which the Company has. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. The Company competes in this emerging market against companies such as ATI Technologies Inc., 3dfx Interactive Inc. and Pinnacle Systems, Inc., among others. The Company believes that competition from new entrants will increase as the market for digital video in a PC expands. There can be no assurances that the Company will not experience increased competition in the future. Such increased competition may have a material adverse effect on the Company's ability to successfully market its products.

     Though management believes that the delivery of TV via the Internet will become more popular in the future, it also believes that TV delivered to PC's via cable, broadcast or satellite will continue to dominate. As the Company's WinTV products connect directly to cable, broadcast and satellite receivers, and deliver a higher quality image, management views WinTV as the preferred way to watch TV on the PC versus the delivery of TV via the Internet.

Patents, Copyrights and Trademarks

     With the proliferation of new products and rapidly changing technology, there has been a significant volume of patents and other intellectual property rights held by third parties. There are a number of companies that hold patents for various aspects of the technologies incorporated in some of the PC and TV industries' standards. Given the nature of the Company's products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted against it by third parties. The Company expects that parties seeking to gain competitive advantages will increase their efforts to enforce any patent or intellectual property rights that they may have. The holders of patents from which the Company has not obtained licenses may take the position that it is required to obtain a license from them.

     If a claimant refuses to offer such a license, or refuses to offer such a license on terms acceptable to the Company, there is a risk of incurring substantial litigation or settlement costs regardless of the merits of the allegations, and regardless of which party eventually prevails. In the event of litigation, if the Company does not prevail, it may be required to pay significant damages and/or to cease sales and production of infringing products and may incur significant defense costs in any event. Additionally, the Company may need to attempt to design around a given technology, although there can be no assurances that this would be possible nor economical.

     The Company currently uses technology licensed from third parties in certain of its products. Its business, financial condition and operating results could be adversely affected by a number of factors relating to these third-party technologies, including:

    - failure by a licensor to accurately develop, timely introduce, promote or support the technology;

    -   delays in shipment of products;
    - excess customer support or product return costs due to problems with licensed technology; and
    -   termination of the Company's relationship with such licensors.

     The Company may not be able to protect its intellectual property adequately through patent, copyright, trademark and other protection. If it fails to adequately protect its intellectual property, it may be misappropriated by others, invalidated or challenged, which would materially harm its ability to sell its products. For example, in the event that the Company was to be issued any patents, they might not be upheld as valid if litigation over any such patent were initiated. If the Company is unable to protect its intellectual property adequately, it could allow competitors to duplicate its technology or may otherwise limit any competitive technological advantage it may have. Because of the rapid pace of technological change, the Company believes its success is likely to depend more upon continued innovation, technical expertise, marketing skills and customer support and service rather than upon legal protection of its proprietary rights. However, the Company will aggressively assert its intellectual property rights when necessary.

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

See "Legal Proceedings" for a discussion of certain litigation and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Employees

     As of September 30, 2000, the Company had 118 employees worldwide, including its executive officers, all of which are full-time, none of which are represented by a union.

Corporate Structure

     The Company was incorporated in the state of Delaware on August 2, 1994 and has six wholly owned subsidiaries, Hauppauge Computer Works, Inc., HCW Distributing Corp., Hauppauge Digital Asia Pte. Ltd., which is incorporated in Singapore, Hauppauge Digital Europe SARL, which is incorporated in Luxembourg, Eskape Acquisition Corp, which is incorporated in Delaware and Hauppauge Computer Works, LTD, a Virgin Islands corporation responsible for handling sales in Central and South America. Hauppauge Digital Europe SARL is the owner of all the outstanding shares of Hauppauge Computer Works, GmbH, a German corporation responsible for directing European marketing efforts, Hauppauge Computer Works SARL, a French Corporation responsible for sales and marketing efforts in France and Hauppauge Computer Works LTD, an English corporation which directs the Company's sales and marketing efforts in the United Kingdom.

     In 1999, the Company established a new sales, warehousing, packing and R&D facility in Singapore. This is the headquarters for Hauppauge Digital Asia Pte. Ltd. The purpose of this facility is to better provide sales and marketing support for the Asia market, and to expand the Company's Research and Development capacity.

     During fiscal 2000, the Company established a warehousing and packing facility just outside of Dublin in Blanchardstown, Ireland. This Company, named Hauppauge Digital SARL Ireland, was established as a branch office of Hauppauge Digital Europe SARL in Luxembourg. The purpose of this facility is to better provide a more cost effective and operationally efficient Company run distribution center for the European market, in addition to reducing the Company's overall tax rate.

     The Company's executive offices are located at 91 Cabot Court, Hauppauge, New York 11788, its telephone number at that address is (631) 434-1600 and its Internet address is http://www.hauppauge.com.

Item  2       DESCRIPTION OF PROPERTY

     The Company occupies approximately 25,000 square feet at a facility located at 91 Cabot Court, Hauppauge, New York which it uses as its executive offices and for the testing, storage, and shipping of its products. The Company considers the premises to be suitable for its needs at such location. The building is owned by a partnership consisting of the Company's principal stockholders and their wives and is leased to the Company under a lease agreement expiring on January 31, 2006 which may be extended, at the Company's option, for an additional three years. Rent is currently at the annual rate of $372,707 and will increase to $391,342 per year on February 1, 2001. The rent is payable in equal monthly installments and increases at a rate of 5% per year on February 1 of each year thereafter including during the option period. The premises are subject to two mortgages which have been guaranteed by the Company upon which the outstanding principal amount due as of September 30, 2000 was $961,469. The Company pays the taxes and operating costs of maintaining the premises.

     The Company, through Hauppauge Computer Works, Inc., occupies approximately 3,300 square feet in Fremont, California, which it uses as the Company's western region sales office for Hauppauge Computer Works, Inc. and Eskape Labs. The lease expires on May 31, 2004 and requires the Company to pay annual rent of approximately $67,200, with the rent increasing 3.8 percent annually during the lease term. The Company is also responsible for a portion of common area maintenance charges based on the space it occupies.

     The Company, through Hauppauge Computer Works GmbH, occupies approximately 6,000 square feet in Germany which it uses as sales office, customer support area, a demonstration room and a storage facility. The Company pays a annual rent of approximately $44,400 for this facility pursuant to a rental agreement which expires on October 31, 2006.

     The Company, through Hauppauge Digital Asia Pte. Ltd., occupies approximately 6,400 square feet in Singapore, which it uses as a sales and administration office and for the testing, storage and shipping of its products. The lease, which expires on November 30, 2002, calls for an annual rent of $56,400. The rent includes an allocation for common area maintenance charges.

     In April 2000, the Company, through Hauppauge Digital SARL, leased a 15,000 square foot building in Blanchardstown, Dublin, Ireland, which houses the European warehousing and distribution functions. The lease, which is for one year, calls for a annual rent of $ 86,400. The rent includes an allocation for common area maintenance charges.

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

     On October 6, 1998, the Company received notice that AII had commenced an action against it and multiple other defendants in the United States District Court for the Northern District of Illinois (the "District Court"), alleging that the certain of the Company's products infringed on certain patent rights allegedly owned by the plaintiff (the "Complaint"). The Complaint sought unspecified compensatory and statutory damages with interest. The Company denied such allegations and vigorously defended this action. On December 22, 1998, the Company filed its answer (the "Answer"). Among other things, pursuant to the Answer, the Company denied that its products infringed AII's patent rights and asserted certain affirmative defenses. In addition, the Answer included a counterclaim challenging the validity of AII's alleged patent rights. On March 5, 1999, the Company joined a Motion for Partial Adjudication of Claim Construction Issues, filed by one of the multiple defendants. The Motion provided the defendants' interpretation of certain limitations of the claims at issue. On February 17, 2000, the District Court granted the Motion en toto. On June 20, 2000, AII and the Company, inter alia, entered into an Agreed Motion to Entry of Judgment, where AII stipulated that based on the District Court's claim construction, certain claim elements in the claims at issue were not present in the Company's accused products. On June 26, 2000, the District Court granted the Agreed Motion and directed a Final Judgment of Non- infringement as to the Company.

     On July 25, 2000, AII filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit, appealing the District Court's Order granting the Motion for Partial Adjudication of Claim Construction Issues and Order entering Final Judgment of Non infringement. AII filed its Brief for Plaintiff-Appellant on October 13, 2000, while the Company joined the Brief for Defendents-Appellees, filed on December 22, 2000. As with the prior action in the District Court, the Company intends to defend this action vigorously.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ----------------------------------------------------

     The following proposals were submitted to the stockholders for approval at the annual meeting of stockholders held on July 18,2000 at the offices of the Company and were approved by the votes as indicated:

Proposal No. 1:   Election of Directors

         The following directors were elected by the votes indicated:

                                              For              Withheld

Kenneth A. Aupperle                       8,803,608              56,565
Kenneth Plotkin                           8,803,278              56,895
Steven J. Kuperschmid                     8,799,079              70,094
Bernard Herman                            8,790,079              60,383

Proposal No. 2:    Amendment to Certificate of  Incorporation to increase number of authorized shares of common stock from 10,000,000 to 25,000,000

     The Amendment to Certificate of Incorporation to increase the number of authorized shares of common stock was approved by the votes indicated:

               For                      Against                 Abstain

             8,625,385                   214,989               495,632


Proposal No. 3:    Adoption of the 2000 Performance and Equity Incentive Plan

     The adoption of the 2000 Performance Equity Incentive Plan was approved by the votes indicated:

               For                      Against                 Abstain

             3,711,660                   278,589             5,300,834


Proposal No. 4:    Adoption of the Employee Stock Purchase Plan

     The adoption of the Employee Stock Purchase Plan was approved by the votes indicated:

               For                      Against                 Abstain

             3,856,546                   138,682             5,300,834

Proposal No. 5:    Appointment of BDO Seidman LLP as independent auditors

     The appointment of BDO Seidman LLP as independent auditors for the fiscal year ended September 30, 2000 was approved by the vote indicated:

               For                      Against                 Abstain

             8,775,021                   159,187               375,740

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDE MATTERS.

     (a) The principal market on which the common stock of the Company (the "Common Stock") is traded is the over-the counter market. The Common Stock is quoted on the NASDAQ National Market and its symbol is HAUP. The table below sets forth the high and low bid prices of the Company's Common Stock as furnished by NASDAQ. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended
September 30, 2000                          High*                   Low*
-------------------                        ------                   ----

First Quarter                              14 5/8                  10 1/16
Second Quarter                             48                      11 3/16
Third Quarter                              16                       8 7/16
Fourth Quarter                             10 1/4                   5 1/4

Fiscal Year Ended
September 30, 1999                          High*                   Low*
-------------------                        ------                   ----

First Quarter                               5 1/16                 2 13/16
Second Quarter                              5 3/43                 3  7/8
Third Quarter                              15 3/16                 4 29/32
Fourth Quarter                             16 1/16                10 11/16

----------------------

* On February 7, 2000, the Company's Board of Directors approved a 2 for 1 stock split effective March 27, 2000. The per share prices reflect the stock split for the periods presented.

(b) The Company has been advised by its transfer agent, North American Transfer Co., that the approximate number of holders of record of the Common Stock as of December 9, 2000 was 125. The Company believes there are in excess of 12,000 beneficial holders of the Common Stock.

(c) No cash dividends have been paid during the past two years. The Company has no present intention of paying any cash dividends in its foreseeable future and intends to use its net income, if any, in its operations.

Item 6.    SELECTED FINANCIAL DATA

     The following selected financial data with respect to the Company's financial position and its results of operations for each of the five years in the period ended September 30, 2000 set forth below has been derived from the Company's audited consolidated financial statements. The selected financial information presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto in Item

8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 included in this 10-K.


Consolidated Statement of Operations Data                 2000            1999            1998          1997          1996
            Years ended September 30,                     ----            ----            ----          ----          ----

                                                             (in thousands, except for per share amounts)
                                                             --------------------------------------------


Net Sales                                             $      66,292   $      58,602      $   38,757   $  25,613     $ 14,695
Cost of sales                                                53,535          42,435          28,643      19,962       11,014
                                                             ------          ------          ------      ------       ------
   Gross Profit                                              12,757          16,167          10,114       5,651        3,681

Selling, General and Administrative
   Expenses                                                  13,121          10,458           7,244       4,283        3,022
Research & Development Expenses                               1,666           1,256             808         560          448
                                                              -----           -----             ---         ---          ---
   Income  (loss) from operations                            (2,030)          4,453           2,062         808          211

Other Income (Expense):
Interest Income                                                 109             201             236         243           82
Interest Expense                                              (  15)              -               -           -            -

Other, net                                                     (247)            (61)            184          (9)          16
                                                               ----             ---             ---          --           --
   Income (loss) before taxes on income                     ( 2,183)          4,593           2,482       1,042          309

Income tax (benefit) provision                              ( 1,184)          1,602           1,027         150           30
Reduction in deferred tax valuation allowance                     -            (127)           (503)        (94)           -
                                                            -------             ----            ----         ---
Net tax (benefit)  provision                                ( 1,184)          1,475             524          56           30
                                                            -------           -----             ---          --           --
   Net income (loss)                                   $    (   999)      $   3,118         $ 1,958      $  986       $  279
                                                       ============       =========         =======      ======       ======

Net income (loss) per share:
Basic                                                $      (  0.11)      $    0.36         $  0.22      $ 0.11       $ 0.04
                                                     ==============       =========         =======      ======       ======

Diluted                                              $       ( 0.11)      $    0.33         $  0.21      $ 0.11       $ 0.04
                                                     ==============       =========         =======      ======       ======



Weighted average shares outstanding:
Basic                                                        8,837         8,632           8,806       8,854        6,522
Diluted                                                      8,837         9,480           9,354       8,870        6,522


Consolidated Balance Sheet Data (at period end):


Working capital                                        $    11,767     $ 12,533           $9,536      $8,689      $ 7,969
Total assets                                                26,315       27,728           22,897      14,471       11,931
Stockholders' equity                                        13,654       13,322           10,037       8,966        8,174



Note: All per share amounts and weighted average shares have been retroactively restated to reflect a two for one stock split effective March 27, 2000

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Years ended  September  30, 2000  and 1999

     Sales for the year ended September 30, 2000 were $66,292,491 compared to $58,601,611 for year ended September 30, 1999, an increase of $7,690,880 or 13%, comprised of a 22% increase in domestic sales and a 10% increase in European sales. The forces driving the sales growth were:

     - Sales of new products introduced during the latter part of fiscal 1999, including the WinTV-USB, the WinTV-DVB and the WinTV-Go.

     - Sales contribution from the Company's Singapore office, which was opened during the fourth quarter of fiscal 1999.

     - Sales contribution of Eskape Labs line of products for the Macintosh market.

     Unit sales of the WinTV and ImpactVCB products for the year ended September 30, 2000 increased 45% to approximately 969,000 as compared to approximately 670,000 for the prior year. Sales to domestic customers for the fiscal 2000 were 29% of net sales compared to 27% for fiscal 1999. Sales to international customers were 71% of net sales for fiscal 2000 compared to 73% for the prior fiscal year.

     Gross profit for the year was $12,757,030 compared to $16,166,999 for the prior fiscal year, a decrease of $3,409,969. The gross profit percentage was 19% for the current period compared to 28% for the prior comparable period. Factors contributing to the decrease in gross profit margins include:

     -    Decline in the Euro to U.S. dollar exchange rate.
     -    Larger sales mix of lower margin product.
     - A $1,000,000 reserve for certain excess inventory related to the Company's digital TV receiver products recorded during the quarter ended June 30, 2000 to reflect tepid sales of digital products.

     The chart below illustrates the components of selling, general and administrative expenses:


                                                                 Years ended September 30,
                                                  Dollar Costs                                      Percentage of Sales

                                                                                                                  Increase/
                                  2000                 1999             Increase          2000         1999       (Decrease)
                                  ----                 ----             --------          ----         ----       ----------

Sales & Promotional          $ 8,159,606          $  6,073,732         $2,085,874         12.4%        10.4%            2.0%
Customer Support                 464,921               447,860             17,061           .7%          .7%              -
Product Handling                 890,145               592,494            297,651          1.3%         1.0%             .3%
General & Admin                3,606,480             3,343,627            262,853          5.4%         5.7%            (.3%)
                               ---------             ---------            -------          ---          ---             ---
    Total                    $13,121,152           $10,457,713         $2,663,439         19.8%        17.8%            2.0%

As a percentage of sales, selling, general and administrative expenses for the year ended September 30, 2000 increased by 2.0% when compared to the prior comparable period. Represented in dollars, selling, general and administrative expenses increased $2,663,439 over the comparable prior fiscal year.

The increase in sales and promotional expense of $2,085,874 was mainly due to :

        -       Full year compensation costs for Singapore office.
        -       Compensation costs for Eskape Labs' personnel.
        -       Increased  marketing department  staff.
        - Higher commission attributable to increased sales and higher effective commission rate.
        - Higher coop advertising costs due to increased sales.
        - Increased cost of European sales offices due to expanded marketing and customer support activities.
        - Increased Trade show costs due to attendance at shows geared to the Macintosh market.

     Customer support and product handling expenses increased $17,061 and $297,651 respectively. Customer support costs increases were mainly due to customer support service required to handle Asian customers. Increased product handling costs was a function of the 45% increase in unit shipment volume.

The increase in general and administrative expenses of $262,853 was primarily due to:

        - Higher professional fees for worldwide investment, tax and litigation advice and the cost of defending a patent litigation lawsuit.
        -       Hiring of in house staff  counsel.
        -       Contractual salary increases for senior
                executives.
        - Compensation of Eskape Labs' administrative staff.
        -       Compensation of  Singapore office's administrative staff.
        - Increased rent of the California office due to additional space required to house Eskape Lab personnel.
        -       Full year of  rent for the  Singapore office.
        -       Direct  building  overhead  costs of  the Singapore  and Eskape
                Lab offices.
        - Increased communication costs due to Singapore and Eskape Lab offices.
        - Amortization of Goodwill and other intangible assets acquired in the Eskape acquisition.
        - Depreciation for fixed assets located at the Singapore and Eskape Lab offices.

     Research and development expenses increased $409,064 or approximately 33%. The increase was due to the engineering compensation costs at the Company's Singapore and Eskape Labs offices.

     The Company had net other expenses for the year ended September 30, 2000 of $153,565 compared to net other income for the prior year of $139,878. The decrease in net other income was primarily due to lower returns on monies invested and foreign currency losses due to the decline of the Euro and British Pound Sterling.

     The Company recorded an income tax benefit of $1,184,072 for the year ended September 30, 2000 compared to a tax provision of $1,475,000 for the year ended September 30, 1999. Effective October 1, 1999, the Company restructured its foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which will function as the entity which services the Company's European customers. The Company's tax provision for the year ended September 30, 2000 was based on this new structure. As a result of losses attributed to domestic operations, the tax benefit derived from domestic losses offset the taxes due on income attributable to the European operation.

     As a result of the above, the Company incurred a net loss after taxes for the year ended September 30, 2000 of $999,215, which resulted in a basic and diluted loss per share of $0.11, on weighted average basic and diluted shares of 8,837,256, compared to net income after taxes of $3,117,628 for the year ended September 30, 1999, which resulted in basic and diluted earnings per share of $0.36 and $0.33 on weighted average shares, adjusted for the stock split, of 8,632,432 and 9,479,748, respectively. Options to purchase 1,610,226 and 95,000 shares of common stock were outstanding as of September 30, 2000 and 1999, but were not included in the computation of diluted earnings per share because they were anti-dilutive .

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

     The chart below illustrates the components of selling, general and administrative expenses:

                                                             Twelve months ended September  30,
                                                  Dollar Costs                                      Percentage of Sales

                                                                                                                  Increase/
                                    1999                  1998         Increase           1999         1998      (Decrease)
                                    ----                  ----         --------           ----         ----      ----------


Sales & Promotional           $  6,073,732         $4,603,989       $1,469,743           10.4%        11.9%         (1.5%)
Customer Support                   447,860            301,860          146,000             .8%          .8%           -
Product Handling                   592,494            449,999          142,495            1.0%         1.2%          (.2%)
General & Admin                  3,343,627          1,887,970        1,455,657            5.7%         4.9%           .8%
                                 ---------          ---------        ---------            ---          ---            --
    Total                      $10,457,713         $7,243,818       $3,213,895           17.9%        18.8%          (.9%)

     As a percentage of sales, selling, general and administrative expenses for the year ended September 30, 1999 declined by .9% when compared to the prior year. Sales and promotional expenses and product handling expenses declined 1.5% and .2% respectively. General and Administrative expenses increased by .8%. Represented in dollars, selling, general and administrative expenses increased $3,213,895 compared to the prior year.

The increase in sales and promotional expenses of $1,469,743 was primarily due to:

        - Increase in marketing and promotional programs to support product visibility at a greater number of retail locations.
        -       Higher commissions resulting from the 51% net sales increase.
        -       The opening of sales offices in the United Kingdom and France.
        - Additional marketing personnel required to handle expanded market locations.

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

The increase in general and administrative costs of $1,455,657 was primarily due to:

        -       Contractual wage increases for senior executives.
        - Retaining professional services for public relations and investment banking advice.
        - Fees for legal and accounting services, primarily for tax consultation, patent issues and acquisition advice.
        - Larger incentive bonus accruals based on increased profitability.
        - Increased bad debt expense, due primarily to a customer filing for bankruptcy.

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

     As a result of the above, the Company recorded net income after taxes for the year ended September 30, 1999 of $3,117,628, or an increase of 59%, when compared to $1,958,553 for the year ended September 30, 1998. Earnings per share, on a basic and diluted basis were, $0.36 and $0.33, respectively, for 1999, on weighted average basic and diluted shares outstanding adjusted for the March 27, 2000 stock split of 8,632,432 and 9,479,748, respectively. Earnings per share, on a basic and diluted basis for 1998 were $0.22 and $0.21, respectively for 1998 on weighed average basic and diluted shares outstanding adjusted for the stock split of 8,806,711 and 9,353,494, respectively.

Seasonality

     Since the Company sells primarily to the consumer market, the Company has experienced certain revenue trends. The sales of the Company's products, which are primarily sold through distributors and retailers, have historically recorded stronger sales results during the Company's first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. In addition, the Company's international sales, mostly in the European market, were 71%, 73 % and 72% of sales for the years ended September 30, 2000, 1999 and 1998, respectively. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

     To offset the above cycles, the Company continues to target a wide a range of customer types in order to moderate the seasonality of retail sales.

Liquidity and Capital Resources

     The Company's cash, working capital and stockholders' equity position is disclosed below:

                                                As  of September 30,
                                     2000             1999             1998
                                   -------            ----             ----



Cash                           $  2,744,855        $  6,122,922     $ 6,281,852
Working Capital                  11,766,900          12,533,310       9,536,450
Stockholders' Equity             13,653,677          13,322,091      10,036,898

The significant items of cash provided by and cash (consumed ) for the fiscal year ended September 30, 2000 are detailed below:


Net income (loss) (adjusted for non cash items)                    $   (643,308)
Changes to deferred tax assets                                         (790,723)
Tax benefit related to options exercised by employees                   883,000
Changes in investment for current assets                              1,389,408
 Income taxes receivable                                             (1,496,045)
Decrease in  current  liabilities-net                                (2,744,297)
Acquisition of Eskape Labs                                             (899,587)
Purchase of Property, Plant & Equipment                                (449,304)
Proceeds from exercise of options                                       387,798
Proceeds from loan                                                    1,000,000
Other                                                                   (15,009)
                                                                    ------------
  Net Cash Consumed                                                 $(3,378,067)


     Net cash of $ 3,416,974 consumed by operating activities was primarily due to net cash required to fund the net loss (adjusted for non cash items) of $ 643,308, a net increase in the deferred tax asset of $790,723, cash required to funded the net decrease in current liabilities of $ 2,744,297, an increase in other assets of $15,009 and an increase in income taxes receivable of $ 1,496,045 offset partially by a net decrease in current assets of $ 1,389,408 and the tax benefit derived from the exercise of options by employees.

     Cash of $449,304 was used to purchase fixed assets. The exercise of employee options provided additional cash of $387,798.

     On June 1, 2000 the Company acquired certain assets of Eskape Labs Inc. ("Eskape"), a California based company specializing in designing and manufacturing TV and video products for Apple Macintosh computers. The purchased assets expand and complement the Company's product line into the Macintosh market. The cash price for the acquisition, which was accounted for under the purchase method, was approximately $899,587, which includes legal and accounting acquisition costs. In addition to the price paid for the acquired assets, the purchase agreement also calls for contingent additional consideration. See "Note 10" to "Consolidated Financial Statements."

     On July 12, 2000 the Company signed an agreement with Chase Manhattan Bank, who will provide the Company with a $6,500,000 credit facility. The facility allows the Company, at its option, to borrow at prime rate, which was 9.50% at September 30, 2000 or 1.25% above the London Interbank Offered Rate. The facility is secured by the assets of the Company, and expires on March 31, 2001. As of September 30, 2000, the Company had $1 million in borrowings from this line of credit outstanding.

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 600,000 shares of its own stock. The Company will use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of the Board of Directors. As of September 30, 2000, the Company held 429,602 treasury shares for $1,334,064 at an average purchase price of approximately $3.11 per share.

The Company believes that its current cash position, its bank line of credit and its internally generated cash flow will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months.

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

     Prior to the adoption of the Euro, the Company billed its European customers in German Marks or British Pounds, depending upon which currency the customer preferred to be billed in. Effective January 1, 1999, the Company began invoicing its customers, located in the eleven member countries, in Euros. The Company continued to bill customers location in the United Kingdom in British Pounds. The benefits to the Company were twofold:

        - The Company's foreign currency hedging program was streamlined to the Euro and the British Pound.
        - The pricing from country to country was harmonized, eliminating price differences between countries due to the fluctuating local currencies.

The conversion to the Euro was handled by the Company without any material disruptions to the Company's operations. See Item 7A -- Market Risks .

Effect of New Accounting Pronouncements

  Investment Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Investments and Hedging Activities Income. SFAS 133 is effective for transactions entered into by the Company after October 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The effect of implementing SFAS 133 will be presented in the Company's 10Q for the quarter ended December 31, 2000 as a cumulative effect of a change in accounting principle. At September 30, 2000, the Company's unrecognized gain or ineffective portion of $319,000 will be reported in income, the effective portion will be reported as a component of accumulated comprehensive income and the fair value of the $11,310,000 in Euro forward contracts in current assets and current liabilities, respectively.

  Revenue Recognition

     During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements." SAB No. 101 is effective for fiscal years beginning after December 15, 1999. The adoption of this bulletin is not expected to have an effect on the consolidated financial statements.

Risks Factors

If TV technology for the PC or the Company's implementation of this technology is not accepted, the Company will not be able to sustain or expand its business.

     The Company's future success depends on the growing use and acceptance of TV and video applications for PCs. The market for these applications is still evolving, and may not develop to the extent necessary to enable the Company to expand its business. The Company has invested and expects to continue to invest significant time and resources in the development of new products for this market. The Company's dependence on sales of TV and video products for the PC, its lack of market diversification, the lack of development of the market for the Company's products, and the development of competing technology could each have a material adverse effect on the Company's business, operating results and financial condition .

The Company relies upon sales of a small number of product lines, and the failure of any one product lines to be successful in the market could substantially reduce its sales.

     The Company currently relies upon sales from two product lines, its Internal PCI-based WinTV Boards and External WinTV Products, to generate a majority of its sales. The Company is developing additional products within these and its other product lines, but there can be no assurance that it will be successful in doing so. Consequently, if the existing or future products are not successful, sales could decline substantially, which would have a material adverse effect on the Company's business, operating results and financial condition.

The Company relies heavily on dealers and OEMs to market, sell and distribute its products. In turn, it depends heavily on the success of these resellers. If these resellers do not succeed in effectively distributing the Company's products, its sales could be reduced.

     These resellers may not effectively promote or market the Company's products or they may experience financial difficulties and even close operations. These dealers and retailers are not contractually obligated to sell the products. Therefore, they may, at any time:

        -         Refuse to promote the products; and
        -         Discontinue the products in favor of a competitor's product.

     Also, with this distribution channel standing between the Company and the actual market, the Company may not be able to accurately gauge current demand for products and anticipate demand for its products. For example, dealers may place large initial orders for a new product just to keep their stores stocked with the newest products and not because there is a significant demand for them.

     The Company's distribution network includes several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. It also sells its consumer products directly to certain retailers. Rapid change and financial difficulties of distributors have characterized distribution channels for consumer retail products. These arrangements have exposed the Company to the following risks, among others:

        - The Company may be obligated to provide price protection to certain retailers and distributors and, while certain agreements limit the conditions under which product can be returned, the Company may be faced with product returns or price protection obligations;
        - The distributors or retailers may not continue to stock and sell the Company's products; and
        - Retailers and retail distributors often carry competing products.

     If these resellers do not succeed in effectively distributing the Company's products, it could have a material adverse effect on the Company's business, operating results and financial condition.

The Company operates in a highly competitive market, and many of its competitors have much greater resources, which may make it unable to remain competitive.

     The Company's business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, sales and marketing resources than that which the Company has. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. The Company competes in this emerging market against companies such as ATI Technologies, Inc., 3dfx Interactive Inc. and Pinnacle Systems, Inc., among others. The Company believes that competition from new entrants will increase as the market for digital video in a PC expands. There can be no assurances that the Company will not experience increased competition in the future. Such increased competition may have a material adverse affect on the Company's ability to successfully market its products. Competition is expected to remain intense and, as a result, the Company may lose some of its business to its competitors. Further, the Company believes that the market for its products will continue to be price competitive and thus it could continue to experience lower selling prices, lower gross profit margins and reduced profitability levels for such products than in the past.

Rapid technological changes and short product life cycles in the Company's industry could harm its business.

     The technology underlying the Company's products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon the Company's business. The Company will need to maintain an ongoing research and development program, and the Company's success, of which there can be no assurances, will depend in part on its ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. The Company continues to increase it research and development expenditures. The Company expended approximately $1,666,000, $1,257,000 and $808,000 for research and development expenses for the years ended September 30, 2000, 1999 and 1998. There can be no assurance that the Company's research and development will be successful or that the Company will be able to foresee and respond to such advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render the Company's products or technologies non-competitive or obsolete. See Item 7 Management's Discussion and Analysis-Risks and Forward Looking Statements.

     If TV or video capabilities are included in PCs, it could result in a reduction in the demand for add-on TV and video devices. In addition, the Company believes its WinTV software is a competitive strength. However, as operating systems such as Windows move to integrate and standardize software support for video capabilities, the Company will be challenged to further differentiate its products. The Company's operating results and ability to retain its market share are also dependent on continued growth in the underlying markets for PC TV and video products.

The Company may not be able to timely adopt emerging industry standards, which may make its products unacceptable to potential customers, delay its product introductions or increase its costs.

     The Company's products must comply with a number of current industry standards and practices established by various international bodies. Failure to comply with evolving standards, including video compression standards, TV transmission standards, and PC interface standards, will limit acceptance of its products by the market. If new standards are adopted in the industry, the Company may be required to adopt those standards in its products. It may take a significant amount of time to develop and design products incorporating these new standards, and the Company may not succeed in doing so. It may also become dependent upon products developed by third parties and have to pay royalty fees, which may be substantial, to the developers of the technology that constitutes the newly adopted standards.

The Company is heavily dependent upon foreign markets for sales of its products, primarily the European and Asian markets, and adverse changes in these markets could reduce its sales.

     The Company's future performance will likely be dependent, in large part, on its ability to continue to compete successfully in the European and Asian markets, where a large portion of its current and potential customers are located. Its ability to compete in these markets will depend on many factors, including:

         - the economic  conditions  in these  regions;
         - the  stability of the political  environment  in these  regions;
         - adverse changes in the relationships between major countries in these regions;
         - the state of trade  relations   among  these  regions  and  the
           United  States;
         - restrictions on trade in these regions;
         - the imposition or changing of tariffs by the countries in these regions on products of the type that the Company sells;
         - changes in the regulatory environment in these regions;
         - export restrictions and export license requirements;
         - restrictions on the export of critical technology;
         - the Company's ability to develop PC TV products that meet the varied technical requirements of customers in each of these regions;
         - its ability to maintain satisfactory relationships with its foreign customers and distributors; o changes in freight rates;
         - its ability to enforce agreements and other rights in the countries in these regions;
         - difficulties  in  staffing  and  managing   international operations;
         - difficulties assessing new and existing international markets and credit risks; and
         - potential insolvency of international customers and difficulty in collecting accounts.

     If the Company is unable to address any of these factors, it could have a material adverse effect on the Company's business, financial operating results and financial condition.

The Company is heavily dependent upon foreign manufacturing facilities for its products, primarily facilities in Europe and Asia, which exposes it to additional risks.

     The Company has a majority of its product built at contract manufacturing facilities in Europe and Asia. Its ability to do this successfully will depend on several factors, including:

         - the economic  conditions  in these  regions;
         - the  stability of the political  environment  in these  regions;
         - adverse changes in the relationships between major countries in these regions;
         - the state of trade  relations   among  these  regions  and  the
           United  States;
         - restrictions on trade in these regions;
         - the imposition or changing of tariffs by the countries in these regions on products of the type that the Company sells;
         - changes in the regulatory environment in these regions;
         - import restrictions and import license requirements;
         - its ability to maintain satisfactory relationships with its foreign manufacturers;
         - changes in freight rates;
         - difficulties in staffing and managing international operations;  and
         - potential insolvency of vendors and difficulty in obtaining materials.

     If the Company is unable to address any of these factors, it could have a material adverse effect on the Company's business, financial operating results and financial condition.

Foreign currency exchange fluctuations could adversely affect the Company's results.

     Due to extensive sales to European customers denominated in local currencies, the Company is a net receiver of currencies other than the U.S. dollar and as such benefits from a weak dollar and is adversely affected by a strong dollar relative to the major worldwide currencies, especially the Euro and British Pound Sterling. Consequently, changes in exchange rates expose the Company to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar. The Company attempts to reduce these risks by entering into foreign exchange forward contracts with financial institutions to protect against currency exchange risks associated with its foreign denominated accounts receivable.

     The strength or weakness of the U.S. dollar against the value of the Euro and British Pound Sterling impact the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's revenues, gross margins, operating income and retained earnings (which are expressed in U.S. dollars). Where it deems prudent, the Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Primarily selling foreign currencies through forward window contracts, the Company attempts to hedge its foreign sales against currency fluctuations.

     As of September 30, 2000, the Company has foreign currency forward contracts outstanding of approximately $11.3 million for the Euro. The contracts expire through December 2000. As of September 30, 2000, the Company had unrecognized gains from foreign currency forward contracts of $319,000.

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

     However, it is not possible to completely protect the Company from the risks of foreign currency exchange fluctuations, and there can be no assurances that the measures it takes will be successful nor sufficient.

     Additionally, there is the risk that foreign exchange fluctuations will make the Company's products less competitive in foreign markets, which would substantially reduce its sales.

The  Company  may  be  unable  to  develop  new  products   that  meet  customer
requirements in a timely manner.

     The Company's success is dependent on its ability to continue to introduce new products with advanced features, functionality and performance that its customers demand. The Company may not be able to introduce new products on a timely basis, that are accepted by the market, and that sell in quantities sufficient to make the products viable for the long-term. Sales of new products may negatively impact sales of existing products. In addition, the Company may have difficulty establishing its products' presence in markets where it does not currently have significant brand recognition.

The Company may experience declining margins.

     The Company may experience declining gross margins due to the following factors, among others:

         - Changes in foreign  currency  exchange  rates;
         - Larger sales mix of lower margin products;
         - Possible future reserves for excess inventory;
         - Increases  in material  acquisition  costs;  and
         - Differing  gross margins in different markets.

Consequently, as margins may decline, the Company's profitability will be more dependent upon effective cost and management controls. There can be no assurances that such cost and management controls can be implemented and maintained, and if implemented, that they will be successful. See "Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations."

The Company has experienced, and expects to continue to experience, intense downward pricing pressure on its products, which could substantially impair its operating performance.

     The Company is experiencing, and is likely to continue to experience, downward pricing pressure on its products. As a result, it has experienced, and expects to continue to experience, declining average sales prices for its products. Increases in the number of units that the Company is able to sell or reductions in per unit costs may not be sufficient to offset reductions in per unit sales prices, in which case its net income could be reduced or it could incur losses. Since the Company must typically negotiate supply arrangements far in advance of delivery dates, it may need to commit to price reductions for its products before it is aware of how, or if, these cost reductions can be obtained. As a result, any current or future price reduction commitments and any inability of the Company to respond to increased price competition could result in substantially reduced revenues and significant losses.

The Company is dependent upon contract manufacturers for its production. If these manufacturers do not meet the Company's demand, either in volume or quality, then it could be materially harmed.

     The  Company  designs  the WinTV  products  and also  writes the  operating software to be used in conjunction with many versions of the popular Microsoft(R) Windows(R) operating system, including Windows98, WindowsMe, WindowsNT and Windows 2000. The Company subcontracts the manufacturing and assembly of the WinTV Boards to independent third parties at facilities in various countries. The Company monitors the quality of the completed product at its facilities in New York, Singapore, and Ireland before packaging the product and shipping it to customers.

     Manufacturing is performed by a select group of contract manufacturers. Product design specifications are provided to insure proper assembly. Contract manufacturing is either done on a consignment basis, in which the Company provides all the component parts and pays an assembly charge for each board produced, or on a turnkey basis, in which components and labor are provided by the contract manufacturer, and the manufacturing price the Company is charged includes parts and assembly costs. The Company continuously monitors the quality of its selected manufacturers. The Company has qualified five contract manufacturers and utilizes three. These three contract manufacturers are presently being utilized to handle the majority of production. If demand were to increase dramatically, the Company believes additional production could be absorbed by these and other contract manufacturers.

     The Company produces product for the majority of its European sales through a subcontractor in Hungary. The packaging and shipping of the product to customers is being performed at the Company's Ireland location. By shifting its European production to Europe, the Company anticipates savings on production costs and shipping costs of the Boards, in addition to the elimination of duties charged on Boards entering Europe from the United States, however, no such assurances can be given. A subcontractor in Malaysia produces product for domestic, European and Asian markets.

     Relying  on  subcontractors   involves  a  number  of  significant   risks,
including:

        -         loss of control over the manufacturing process;
        -         potential absence of adequate production capacity;
        -         potential delays in production lead times;
        -         unavailability of certain process technologies;
        - reduced control over delivery schedules, manufacturing yields, quality and costs; and
        -         unexpected increases in component costs.

     The Company may need to hold more inventory than is immediately required to compensate for potential manufacturing disruptions. This could lead to an increase in the costs of manufacturing or assembling its products.

     If any significant subcontractor becomes unable or unwilling to continue to manufacture these products in required volumes, the Company will have to identify qualified alternate subcontractors. Additional qualified subcontractors may not be available, or may not be available on a timely basis. Any interruption in the supply of or increase in the cost of the products manufactured by third party subcontractors could have a material adverse effect on the Company's business, operating results and financial condition.

The Company is dependent upon single or limited source suppliers for its components. If these suppliers do not meet the Company's demand, either in volume or quality, then it could be materially harmed.

     Although certain components essential to the Company's business are generally available from multiple sources, other key components (including, but not limited to, TV tuners, video decoder chips and application-specific integrated circuits (ASICs)) are currently obtained by the Company from single or limited sources; in addition, these and other key components (including, without limitation, DRAM), while currently available to the Company from multiple sources, are at times subject to industry wide availability and pricing pressures. Any availability limitations, interruption in supplies, or price increases relative to these and other components could have a material adverse effect on the Company's business, operating results and financial condition. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers. In situations where a component or product utilizes new technologies, initial capacity constraints may exist until such time as the suppliers' yields have matured. Components are normally acquired through purchase orders, as is common in the industry, typically covering the Company's requirements for periods from 60 to 120 days. However, the Company continues to evaluate the need for a supply contract in each situation.

     If the supply of a key component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipment of completed products to the Company, the Company's ability to ship products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. The Company attempts to mitigate these potential risks by working closely with its key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels.

     The Company may need to hold more inventory than is immediately required to compensate for potential component shortages or discontinuation. This could lead to an increase in the costs of manufacturing or assembling its products.

     If any single or limited source supplier becomes unable or unwilling to continue to supply these components in required volumes, the Company will have to identify and qualify acceptable replacements or redesign its products with different components. Additional sources may not be available, or product redesign may not be feasible on a timely basis. Any interruption in the supply of or increase in the cost of the components provided by single or limited source suppliers could have a material adverse effect on the Company's business, operating results and financial condition.

The Company may incur excessive expenses if it is unable to accurately predict sales of its products.

     The Company generally ships products within one to four weeks after receipt of orders. Therefore, its sales backlog is typically minimal. Accordingly, its expectations of future net sales and its product manufacturing plans are based largely on its own estimates of future demand and not on firm customer orders.

     If the Company experiences orders in excess of its forecasts, it may be unable to increase production to meet demand which could have a material adverse effect on the Company's business, operating results and financial condition. If its net sales do not meet expectations, profitability could be adversely affected, the Company may be burdened with excess inventory, and it may be subject to excess costs or inventory write-offs.

The Company may experience a reduction in sales if it is unable to respond quickly to changes in the market demand for its products.

     The Company's net sales can be affected by changes in the quantity of products that its distributor and OEM customers maintain in their inventories. The Company may be directly and rapidly affected by changes in the market, including the impact of any slowdown or rapid increase in end user demand. Despite efforts to reduce distribution channel inventory exposure, distribution partners and OEM customers may still choose to alter their inventory levels, which could cause a reduction in the Company's net sales.

The Company may accumulate inventory to minimize the impact of shortages from manufacturers and suppliers, which may result in obsolete inventory that it may need to write off and suffer resulting losses.

     Managing the Company's inventory is complicated by fluctuations in the demand for its products; however, it must plan to have sufficient quantities of its products available to satisfy its customers' demand. As a result, the Company sometimes accumulates inventory for a period of time to minimize the impact of possible insufficient capacity at its manufacturers and suppliers. Although it expects to sell the inventory within a short period of time, products may remain in inventory for extended periods of time and may become obsolete because of the passage of time and the introduction of new products. In these situations, the Company would be required to write off obsolete inventory which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company may need additional financing, and may not be able to raise additional financing on favorable terms or at all, which could limit its ability to grow and increase its costs.

     The Company anticipates that it may need to raise additional capital in the future to continue its longer term expansion plans, to respond to competitive pressures or to respond to unanticipated requirements. The Company cannot be certain that it will be able to obtain additional financing on commercially reasonable terms or at all. The Company's failure to obtain additional financing or its inability to obtain financing on acceptable terms could require it to limit its plans for expansion, incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute existing stockholders' holdings or discontinue a portion of its operations.

The Company may become involved in costly intellectual property disputes.

     With the proliferation of new products and rapidly changing technology, there has been a significant volume of patents and other intellectual property rights held by third parties. There are a number of companies that hold patents for various aspects of the technologies incorporated in some of the PC and TV industries' standards. Given the nature of the Company's products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted against it by third parties. The Company expects that parties seeking to gain competitive advantages will increase their efforts to enforce any patent or intellectual property rights that they may have. The holders of patents from which the Company has not obtained licenses may take the position that it is required to obtain a license from them.

     If a claimant refuses to offer such a license, or refuses to offer such a license on terms acceptable to the Company, there is a risk of incurring substantial litigation or settlement costs regardless of the merits of the allegations, and regardless of which party eventually prevails. In the event of litigation, if the Company does not prevail, it may be required to pay significant damages and/or to cease sales and production of infringing products and may incur significant defense costs in any event. Additionally, the Company may need to attempt to design around a given technology, although there can be no assurances that this would be possible nor economical.

     The Company currently uses technology licensed from third parties in certain of its products. Its business, financial condition and operating results could be adversely affected by a number of factors relating to these third-party technologies, including:

         - failure by a licensor to accurately develop, timely introduce, promote or support the technology;
         - delays in shipment of products;
         - excess customer support or product return costs due to problems with licensed technology; and
         - termination of the Company's  relationship with such licensors.

The Company may be unable to enforce its intellectual property rights.

     The Company may not be able to protect its intellectual property adequately through patent, copyright, trademark and other protection. If it fails to adequately protect its intellectual property, it may be misappropriated by others, invalidated or challenged, which would materially harm its ability to sell its products. For example, in the event that the Company was to be issued any patents, they might not be upheld as valid if litigation over any such patent were initiated. If the Company is unable to protect its intellectual property adequately, it could allow competitors to duplicate its technology or may otherwise limit any competitive technological advantage it may have. Because of the rapid pace of technological change, the Company believes its success is likely to depend more upon continued innovation, technical expertise, marketing skills and customer support and service rather than upon legal protection of its proprietary rights. However, the Company will aggressively assert its intellectual property rights when necessary.

     The Company's success and ability to compete depends partly upon its proprietary technology. It relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights. Currently, it has no patents issued or pending that relate to its technology. The Company is subject to a number of risks relating to intellectual property rights, including the following:

         - the means by which it seeks to protect its proprietary rights may not be adequate to prevent others from misappropriating its technology or from independently developing or selling technology or products with features based on or similar to the Company's;
         - its products may be sold in foreign countries that provide less protection to intellectual property than is provided under U.S. laws; and
         - its intellectual property rights may be challenged, invalidated, violated or circumvented and may not provide it with any competitive advantage.

The Company may not be able to attract and retain qualified managerial and other skilled personnel.

     The Company's success depends, in part, on its ability to identify, attract, motivate and retain qualified managerial, technical and sales personnel. Because its future success is dependent on its ability to manage effectively the enhancement and introduction of existing and new products and the marketing of such products, it is particularly dependent on its ability to identify, attract, motivate and retain qualified managers, engineers and salespersons. The loss of the services of a significant number of engineers or sales people or one or more senior officers or managers could be disruptive to product development efforts or business relationships and could seriously harm the Company's business.

The Company depends on a limited number of key personnel, and the loss of any of their services could adversely affect its future growth and profitability and could substantially interfere with its operations.

     Because the Company's products are complex and its market is evolving, the success of its business depends in large part upon the continuing contributions of its management and technical personnel. The loss of the services of any of its key officers could adversely affect its future growth and profitability and could substantially interfere with its operations. Key officers include:

Kenneth H. Plotkin, its Chairman of the Board and Chief Executive Officer; and Kenneth R. Aupperle, its President and Chief Operating Officer.

     The Company's dependence upon these officers is increased by the fact that they are responsible for its sales and marketing efforts, as well as its overall operations. The Company does not have key person life insurance policies covering any of its employees other than Messrs. Plotkin and Aupperle, and the insurance coverage that it has on Messrs. Plotkin and Aupperle may be insufficient to compensate it for the loss of their services.

The Company may not be able to effectively integrate businesses or assets that it acquires.

     The Company may identify and pursue acquisitions of complementary companies and strategic assets, such as customer bases, products and technology. However, there can be no assurance that it will be able to identify suitable acquisition opportunities.

     If any such opportunity involves the acquisition of a business, the Company cannot be certain that:

         - it will successfully integrate the operations of the acquired business with its own;
         -  all the benefits expected from  such integration  will be realized;
         - management's attention will not be diverted or divided, to the detriment of current operations;
         - amortization of acquired intangible assets will not have a negative effect on operating results or other aspects of the Company's business;
         - delays or unexpected costs related to the acquisition will not have a detrimental effect on the combined business, operating results and financial condition;
         - customer dissatisfaction with, or performance problems at, an acquired company will not have an adverse effect on the Company's reputation; and
         - its respective operations, management and personnel will be compatible.

     In most cases, acquisitions will be consummated without seeking and obtaining stockholder approval, in which case stockholders will not have an opportunity to consider and vote upon the merits of such an acquisition. Although the Company will endeavor to evaluate the risks inherent in a particular acquisition, there can be no assurance that it will properly ascertain or assess such risks.

The Company's products could contain defects, which could result in delays in recognition of sales, loss of sales, loss of market share, or failure to achieve market acceptance, or claims against the Company.

     The Company develops complex products for TV and video processing. Despite testing by its engineers, subcontractors and customers, errors may be found in existing or future products. This could result in, among other things, a delay in recognition of sales, loss of sales, loss of market share, failure to achieve market acceptance or substantial damage to its reputation. The Company could be subject to material claims by customers, and it may need to incur substantial expenses to correct any product defects. The Company does not have product liability insurance to protect it against losses caused by defects in its products, and it does not have "errors and omissions" insurance. As a result, any payments that the Company may need to make to satisfy its customers may be substantial.

The Company may experience fluctuations in its future operating results, which will make predicting its future results difficult.

     Historically, the Company's quarterly and annual operating results have varied significantly from period to period, and it expects that they will continue to do so. These fluctuations result from a variety of factors, including:

        -         market acceptance of the Company's products;
        - changes in order flow from its customers, and its customers' inability to forecast their needs accurately;
        - the timing of new product announcements by the Company and its competitors;
        - increased competition, including changes in pricing by the Company and its competitors;
        - delays in deliveries by the Company's limited number of suppliers and subcontractors; and
        - difficulty in implementing effective cost management constraints.

     Since the Company sells primarily to the consumer market, the Company has experienced certain revenue trends. The sales of the Company's products, which are primarily through distributors and retailers, have historically recorded stronger sales results during the Company's first fiscal quarter (October to December), which due to the holiday season is typically a strong quarter for computer equipment sales. In addition, the Company's international sales, mostly to the European market, were 71%, 73% and 72% of sales for the years September 30, 2000, 1999 and 1998, respectively. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period. Accordingly, any sales or net income in any particular period may be lower than the sales and net income in a preceding or comparable period. Period-to-period comparisons of the Company's results of operations may not be meaningful, and should not be relied upon as indications of its future performance. In addition, its operating results may be below the expectations of securities analysts and investors in future periods. The Company's failure to meet these expectations will likely cause its share price to decline.

The Company's stock price may be highly volatile.

     The market price of the Company's common stock has been, and may continue to be, subject to a high degree of volatility. Numerous factors relating to the Company and its competitors may have a significant impact on the market price of its common stock, including:

        -         general conditions in the PC and TV industries;
        -         product pricing;
        -         new product introductions;
        -         market growth forecasts;
        -         technological innovations;
        -         mergers and acquisitions; and
        -         announcements of quarterly operating results.

In addition, stock markets have experienced extreme price volatility and broad market fluctuations in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, including the Company, in many cases for reasons unrelated to the operating performance of the specific companies. The Company's common stock has experienced volatility not necessarily related to announcements of its performance.

The Company's principal stockholders, executive officers and directors have substantial control over most matters submitted to a vote of the stockholders, limiting the ability of outside stockholders to control its management, and any premium over market price that an acquirer might otherwise pay may be reduced and any merger or takeover may be delayed.

     The Company's officers and directors beneficially own 20.6% of its common stock not including presently exercisable stock options. As a result, these stockholders will have substantial control over the outcome of most matters submitted to a vote of stockholders, including the election of members of the Company's board, and the approval of significant corporate transactions. This concentration of ownership may also impede a merger, consolidation, takeover or other business consolidation involving the Company, or discourage a potential acquirer from making a tender offer for its shares. This concentration of ownership could also negatively affect the Company's share price or decrease any premium over market price that an acquirer might otherwise pay.

No dividends and none anticipated.

     The Company has not paid any cash dividends on its common stock since its inception and does not contemplate or anticipate paying any cash dividends on its common stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company's business.

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

Item 7A.  Market Risks

     Due to extensive sales to European customers denominated in local currencies, the Company is a net receiver of currencies other than the U.S. dollar and as such benefits from a weak dollar and is adversely affected by a strong dollar relative to the major worldwide currencies, especially the Euro and British Pound Sterling. Consequently, changes in exchange rates expose the Company to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar. The Company attempts to reduce these risks by entering into foreign exchange forward contracts with financial institutions to protect against currency exchange risks associated with its foreign denominated accounts receivable.

     The strength or weakness of the U.S. dollar against the value of the Euro and British Pound Sterling impact the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's revenues, gross margins, operating income and retained earnings (which are expressed in U.S. dollars). Where it deems prudent, the Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Primarily selling foreign currencies through forward window contracts, the Company attempts to hedge its foreign sales against currency fluctuations.

     As of September 30, 2000, the Company has foreign currency forward contracts outstanding of approximately $11.3 million for the Euro. The contracts expire through December 2000. As of September 30, 2000, the Company had unrecognized gains from foreign currency forward contracts of $319,000.

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

Item 8.  Financial Statements and Supplementary Data

     See Consolidated Financial Statements annexed hereto

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Item 10  (Directors,  Executive  Officers,  Promoters and Control  Persons;
Compliance with Section 16(a) of the Exchange Act), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of September 30, 2000 and are incorporated herein by reference.

Item 14.          EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits.

Exhibit
Number

3.1      Certificate of Incorporation, as amended to date (1)
3.2      By-laws, as amended to date (1) (3)
4.1      Form of Common Stock Certificate (1)
4.2      1994 Incentive Stock Option Plan (1)
4.3      1996 Non-Qualified Stock Option Plan (4)
4.4      1998 Incentive Stock Option Plan (5)
4.5      2000 Hauppauge Digital Inc. Performance and Equity Incentive Plan(6)
4.6      Hauppauge Digital Inc. Employee Stock Purchase Plan (7)
10.1     Form of Employment Agreement with Kenneth R. Aupperle(8)
10.2     Form of Employment Agreement with Kenneth Plotkin(8)
10.3 Lease dated February 7, 1990 between Ladokk Realty Company and Hauppauge Computer Works, Inc.(1) 10.3.1 Modification made February 1, 1996 to lease dated 1990 between LADOKK Realty and Hauppauge Computer Works, Inc. (2)
10.8     Long Island Development Corporation ("LIDC") Mortgage Loan
         Agreements(1)
10.9     The Company's Guaranty of LIDC Loan Agreements (1)
10.10    Shawmut Mortgage Loan Agreements  (1)
10.11    The Company's Guaranty of the Shawmut Mortgage Loan Agreements (1)
10.12 Master Purchase Agreement between Reuters Ltd. and Hauppauge Computer Works Inc. (1)
10.13 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Computer Works, Ltd., dated July 12, 2000
10.14 Security Agreement by and between The Chase Manhattan Bank and HCW Distributing Corp., dated July 12, 2000
10.15 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Computer Works, GmbH, dated July 12, 2000
10.16 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Digital Europe Sarl, dated July 12, 2000
10.17 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Computer Works Sarl, dated July 12, 2000
10.18 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Digital Asia Pte. Ltd., dated July 12, 2000
10.19 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Digital, Inc., dated July 12, 2000
10.20 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Computer Works, Inc., dated July 12, 2000
10.21 Guaranty by and between Hauppauge Digital, Inc. and Hauppauge Computer Works, Inc. and The Chase Manhattan Bank, dated July 12, 2000
10.22 Grid Promissory Note by and between Hauppauge Digital, Inc. and Hauppauge Computer Works, Inc. and The Chase Manhattan Bank, dated July 12, 2000

21       Subsidiaries of the Company
23       Consent of BDO Seidman LLP
27       Financial Data Schedule

1. Denotes document filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.
2. Denotes document filed as an exhibit to the Company's Form 10-KSB for September 30, 1996 and incorporated herein by reference.
3. With respect to Article X of the By-Laws, denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for September 30, 1997 and incorporated herein by reference.
4. Denotes document filed as an Exhibit to the Company's definitive Proxy Statement pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as filed on January 27, 1998, and incorporated herein by reference.
5. Denotes document filed as an Exhibit to the Company's definitive Proxy Statement pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as filed on January 27, 1998 and incorporated herein by reference.
6. Denotes document filed as an Exhibit to the Company's Registration Statement on Form S-8 (no. 333-46906), and incorporated herein by reference.
7. Denotes document filed as an Exhibit to the Company's Registration Statement on Form S-8 (no. 333-46910), and incorporated herein by reference.
8. Denotes document filed as an exhibit to the Company's Form 10-KSB for September 30, 1998 and incorporated herein by reference.

                  (b) Reports on form 8K

     No report on form 8K was filed by the Company during the fourth quarter of the fiscal year ended September 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly endorsed.

                            HAUPPAUGE DIGITAL INC.


                            By:/s/ Kenneth Plotkin         Date: January 2, 2001
                               ----------------------            ---------------
                                  KENNETH PLOTKIN
                                  Chief Executive Officer, Vice-
                                  President, and Secretary


                             By:/s/ Gerald Tucciarone      Date: January 2, 2001
                                -----------------------          ---------------
                                  GERALD TUCCIARONE
                                  Treasurer and
                                  Chief Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.


                             By:/s/ Kenneth R. Aupperle   Date:  January 2, 2001
                                -----------------------          ---------------
                                  KENNETH R. AUPPERLE
                                  Director


                             By:/s/ Kenneth R. Plotkin    Date:  January 2, 2001
                                -----------------------          ---------------
                                  KENNETH PLOTKIN
                                  Director

                             By:/s/ Steven J. Kuperschmid Date:  January 2, 2001
                                -------------------------        ---------------
                                  STEVEN  J. KUPERSCHMID
                                  Director


                             By:/s/ Bernard Herman        Date:  January 2, 2001
                                -----------------------          ---------------
                                  BERNARD HERMAN
                                  Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page(s)

Report of Independent Certified Public Accountants                        F-2

Consolidated Balance Sheets as of September 30,
         2000 and 1999                                                    F-3

Consolidated Statements of Operations for the
            years ended September 30, 2000, 1999  and 1998                F-4

Consolidated Statements of Stockholders' Equity
            for the years ended September 30, 2000, 1999  and 1998        F-5

Consolidated Statements of Cash Flows for the years
         ended September 30, 2000, 1999  and 1998                         F-6

Notes to Consolidated Financial Statements                         F-7 - F-22

Report of Independent Certified Public Accountants                       F-23

Schedule II-Valuation and Qualifying Accounts                            F-24

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York


We have audited the accompanying consolidated balance sheets of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the management of Hauppauge Digital, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with generally accepted accounting principles.




/s/ BDO Seidman, LLP
--------------------
   BDO Seidman, LLP

Melville, New York December 7, 2000, except for Note 9a which is as of December 22, 2000

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                       September 30,
                   ASSETS                                                                          2000             1999

Current Assets:
  Current Assets:
      Cash and cash equivalents                                                               $  2,744,855     $    6,122,922
      Accounts receivable, net of  allowance for doubtful
          accounts of  $165,000 and  $135,000                                                    6,172,993          6,973,452
     Inventories                                                                                12,289,975         12,957,439
     Prepaid expenses and other current assets                                                     456,431            407,916
     Income taxes receivable                                                                     1,496,045                  -
     Deferred income taxes                                                                       1,267,797            477,074
                                                                                                 ---------            -------
                Total current assets                                                            24,428,096         26,938,803

     Property, plant and equipment, net                                                            977,030            718,562
     Goodwill and intangible assets-net                                                            824,519                  -
     Security deposits and other non current assets                                                 85,228             70,219
                                                                                                    ------             ------
                                                                                             $  26,314,873    $    27,727,584
                                                                                             =============    ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY :
 Current  Liabilities:
    Accounts payable                                                                         $  10,481,714    $    11,208,777
    Accrued expenses                                                                               952,482          2,698,161
     Loan payable                                                                                1,000,000                  -
    Income taxes payable                                                                           227,000            498,555
                                                                                                   -------            -------
         Total current liabilities                                                              12,661,196         14,405,493
                                                                                                ==========         ==========

 Commitments and Contingencies (Notes 5, 8, 9 and 10)

 Stockholders' Equity
    Common stock $.01 par value; 25,000,000 shares authorized, 9,312,578
           and 9,120,604  issued, respectively                                                      93,126             92,011
    Additional paid-in capital                                                                  12,046,421         10,649,800
    Retained earnings                                                                            2,848,194          3,847,409
    Treasury stock, at cost, 429,602 and  428,600 shares,  respectively                         (1,334,064)        (1,267,129)
                                                                                                ----------         ----------
             Total stockholders' equity                                                         13,653,677         13,322,091
                                                                                                ----------         ----------
                                                                                             $  26,314,873     $   27,727,584
                                                                                             =============     ==============

           See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                            Years ended September 30,
                                                                  2000                1999                 1998
                                                                  ----                -----                ----



Net sales                                                      $66,292,491      $58,601,611             $38,757,443

Cost  of sales                                                  53,535,461       42,434,612              28,643,843
                                                                ----------       ----------              ----------
    Gross profit                                                12,757,030       16,166,999              10,113,600

Selling , general and administrative expenses                   13,121,152       10,457,713               7,243,818
Research and development expenses                                1,665,600        1,256,536                 808,088
                                                                 ---------        ---------                 -------
    Income (loss) from operations                               (2,029,722)       4,452,750               2,061,694

Other income (expense):
  Interest income                                                  109,435          201,392                 236,441
  Interest expense                                                 (15,134)               -                       -
  Other, net                                                      (247,866)         (61,514)                184,355
                                                                  --------          -------                 -------
     Income (loss) before income taxes                          (2,183,287)       4,592,628               2,482,490


Taxes on income (benefit) on loss                               (1,184,072)       1,475,000                 523,937
                                                                ----------        ---------                 -------
      Net income (loss)                                          $(999,215)      $3,117,628              $1,958,553
                                                                 =========       ==========              ==========

Net income (loss) per share-basic                                   $(0.11)           $0.36                   $0.22
                                                                    ======            =====                   =====


Net income  (loss)per share-diluted                                 $(0.11)           $0.33                   $0.22
                                                                    =======           ======                 ======



           See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                                                                             Retained
                                                                             Additional      Earnings
                                                 Number                      Paid-In         (Accumulated  Treasury
                                                 of shares       Amount      Capital         Deficit)      Stock         Total
                                                 ---------       ------      -------         --------      -----         -----

BALANCE AT SEPTEMBER 30, 1997                    8,930,604      $ 89,306    $ 10,300,191    ($1,228,772) $  (193,953)  $ 8,966,772

    Net income                                                                                1,958,553                  1,958,553
    Purchase of treasury stock                                                                            (1,009,651)   (1,009,651)
    Exercise of stock options                       59,200           592          90,976                                    91,568
    Stock issued to pay bonuses                     13,000           130          29,526                                    29,656
                                                    ------           ---          ------     ----------   ----------       ------
BALANCE AT SEPTEMBER  30, 1998                   9,002,804      $ 90,028    $ 10,420,693     $  729,781  $(1,203,604)  $10,036,898

    Net income                                                                                3,117,628                  3,117,628
    Purchase of treasury stock                                                                               (63,525)      (63,525)
    Exercise of  stock  options                    117,200         1,172         191,519                                   192,691
    Compensation for consulting services
      paid in options                                    -             -          36,000                                    36,000




    Stock issued to pay bonuses                        600             6           2,393                                     2,399
                                                       ---             -           -----    -----------  -----------         -----
        BALANCE AT SEPTEMBER  30, 1999           9,120,604      $ 91,206    $ 10,650,605    $ 3,847,409  $(1,267,129)  $13,322,091

    Net (loss)                                                                                ( 999,215)                  (999,215)

    Exercise of  stock  options                    190,274         1,903         452,830                     (66,935)      387,798

   Compensation for consulting services paid
        in options                                       -                        38,004                                    38,004
    Tax benefit related to options exercised
        by employees                                     -                       883,000                                   883,000
   Stock issued to pay bonuses                       1,700            17          21,982                                    21,999
                                                     -----            --          ------      -----------   -----------  -----------
BALANCE AT SEPTEMBER  30, 2000                   9,312,578      $ 93,126      $ 12,046,421    $ 2,848,194   $(1,334,064) $13,653,677
                                                 =========      ========      ============    ===========   ===========  ===========



           See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Years ended September 30,
                                                                         2000              1999                  1998
                                                                         ----              ----                  ----

Cash flows from operating activities:
  Net income (loss)                                                   $(999,215)       $  3,117,628          $ 1,958,553
                                                                      ---------        ------------          -----------

   Adjustments to reconcile net income to net cash
     Provided by  (used in) operating activities:
     Depreciation and amortization                                      265,904             158,967               88,138

     Provision for doubtful accounts                                     30,000              35,000               50,000
     Deferred income taxes                                             (790,723)            120,057             (503,131)
     Compensation paid in stock and options                              60,003              38,399               29,656
   Changes in current assets and liabilities:
      Accounts receivable                                               770,459            (511,289)          (3,353,030)
      Income taxes  receivable                                       (1,496,045)                  -                    -
      Tax benefit related to options exercised by employees             883,000                   -                    -
      Inventories                                                       667,464          (4,405,342)          (3,707,731)
      Prepaid expenses and other current assets                         (48,515)             60,847               (9,223)
      Other  assets                                                     (15,009)                  -                    -
      Accounts payable                                                 (727,063)          1,711,774            5,093,216
      Accrued expenses and income taxes                              (2,017,234)           (166,837)           2,262,808
                                                                     ----------            --------            ---------
           Total adjustments                                         (2,417,759)         (2,958,424)             (49,297)
                                                                     ----------          ----------              -------
        Net cash (used in) provided by  operating activities         (3,416,974)            159,204            1,909,256

Cash flows from investing activities:
     Purchases of property, plant and equipment                        (449,304)           (431,288)            (311,733)
     Business acquisition                                              (899,587)                  -                    -
     Other                                                                    -             (16,012)                   -
                                                                       ---------             -------            --------
       Net cash used in investing activities                         (1,348,891)           (447,300)            (311,733)

Cash flows from financing activities:

      Purchase of treasury stock                                              -             (63,525)          (1,009,651)
      Proceeds from the exercise of stock options                       387,798             192,691               91,568
      Proceeds from bank loan                                         1,000,000                   -                    -
                                                                      ---------             -------           ----------
      Net cash provided by (used in) financing activities             1,387,798             129,166             (918,083)
                                                                      ---------             -------             --------
      Net (decrease) increase in cash and cash equivalents           (3,378,067)           (158,930)             679,440
      Cash and cash equivalents, beginning of  year                   6,122,922           6,281,852            5,602,412
                                                                      ---------           ---------            ---------
      Cash and cash equivalents, end of  year                      $  2,744,855        $  6,122,922          $ 6,281,852
                                                                   ============        ============          ===========
Supplemental  disclosure:
    Interest  paid                                                      $ 8,180                   -                    -
    Income taxes paid                                                 $ 503,217        $  1,971,561             $148,522
                                                                      =========        ============             ========

Supplemental disclosure of non cash financing activities:
    Shares exchanged for exercise of stock options                      $66,935                   -                    -
                                                                        =======          ==========             ========
See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Hauppauge Digital, Inc. and its wholly owned subsidiaries, Hauppauge Computer Works, Inc., HCW Distributing Corp., Eskape Acquisition Corporation, Hauppauge Digital Asia, PTE, and Hauppauge Digital Europe SARL, as well as Hauppauge Computer Works, GMBH, Hauppauge Computer Works, Ltd., and Hauppauge Computer Works SARL France, which are wholly owned subsidiaries of Hauppauge Digital Europe SARL Inc. (collectively, the "Company"). All inter company accounts and transactions have been eliminated.

Nature of Business

     The Company is primarily engaged in the design, manufacture and marketing of WinTV(R) video computer boards and video conferencing boards. The Company relies upon primarily one subcontractor with locations in Hungary and Malaysia to manufacture its products. Win/TV boards convert moving video images from cable TV, video cameras or a VCR to a digital format which is displayed in a sizable window on a PC monitor. These video images can be viewed simultaneously with normal PC operations such as word processing programs and spreadsheet applications. The WinTV(R) board is marketed worldwide through retailers, distributors, original equipment manufacturers and manufacturers' representatives. Net sales to international and domestic customers were approximately 71% and 29%, 73% and 27%, and 72% and 28% of total sales for the years ended September 30, 2000, 1999 and 1998, respectively. The Company operates in only one segment. The Company maintains sales offices in both Europe and Asia. Long lived assets of the foreign operations are immaterial and therefore not separately disclosed.

Net sales to customers by geographic location consist of:

                                         Years ended September 30,

Sales to:                2000              1999               1998
---------               -----              ----               ----

United States            29%               27%                 28%
Germany                  40%               43%                 38%
United Kingdom           11%               13%                 19%
France                    5%                6%                  2%
Asia                      4%                -                   -
Netherlands               1%                2%                  3%
Other Countries          10%                9%                 10%
                         ---               --                 ----
     Total              100%              100%                100%

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 Office Equipment and Machinery:  5 to 7 years
 Leasehold improvements:          Asset life or lease term, whichever is shorter

Goodwill and intangibles assets

     The net assets of businesses purchased are recorded at their fair value at the acquisition date, and the consolidated financial statements include their operations from that date. Any excess of acquisition costs over the fair value of identifiable net assets acquired is included in goodwill and is amortized on a straight line basis over periods not exceeding 10 years. Contingent consideration, when applicable, may be paid in the event certain financial performance targets are satisfied over periods defined at the date of acquisition.

     Accumulated amortization and amortization expense for the period ended September 30, 2000 was $35,483.

Income taxes

     The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements.

Long-Lived Assets

     Long-lived assets, such as property and equipment and goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. To date, there have been no material write downs.

Research and Development

Expenditures for research and development are charged to expense as incurred.

Foreign Currency Transactions and Operations

     The Company sells products and services to foreign customers through local sales offices. Revenues and expenses are recorded in U.S. dollars at the current exchange rate at the time of the transaction. Gains due to the changes in exchange rate totaling approximately $184,000 for fiscal 1998 and losses totaling approximately $247,000 and $62,000 for fiscal 2000 and 1999, respectively were included as a component of Other, net, in the statement of operations.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

     The Company uses forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. Gains and losses on these positions are deferred and included in the statement of operations as part of Other, net, when the transaction is completed.

Fair Value of Financial Instruments

     The carrying amounts of certain financial instruments, including cash, accounts receivable and accounts payable and debt, approximate fair value as of September 30, 2000 because of the relatively short term maturity of these instruments.

Net income (loss) per share

     Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings (loss) per share follows:


                                                                   Years ended September 30,
                                                    2000                   1999                   1998
                                                    ----                   ----                   ----

Weighted average shares outstanding-basic          8,837,256              8,632,432            8,806,714
Common stock equivalents-stock options                     -                847,316              546,780
                                                   ---------                -------              -------

 Weighted average shares outstanding-diluted       8,837,256              9,479,748            9,353,494
                                                   =========              =========            =========


On February 10, 2000 the Company's Board of Directors authorized a two for one stock split effected as a 100% common stock dividend. The stock split was effective as of March 27, 2000. All prior periods have been retroactively restated to reflect the stock split.

     Options to purchase 1,610,226 and 95,000 shares of common stock at prices ranging $1.35 to $ 10.06 and $8.75 and $10.00 respectively were outstanding as of September 30, 2000 and 1999, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire through 2005.

Stock Based Compensation

The Company accounts for its stock option awards under the intrinsic value based method of accounting as prescribed by APB Opinion Number 25 "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measurement date over the amount an employee must pay to acquire the stock. The Company discloses the pro forma impact on net income and earnings per share as if the fair value based method had been applied as required by SFAS No. 123, "Accounting f or Stock Based Compensation" .

Prospective Accounting Changes

   Investment Derivatives and Hedging Activities  Income

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Investments and Hedging Activities Income. SFAS 133 is effective for transactions entered into by the Company after October 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The effect of implementing SFAS 133 will be presented in the Company's 10Q for the quarter ended December 31, 2000 as a cumulative effect of a change in accounting principle. At September 30, 2000, the Company's deferred gain or ineffective portion of $319,000 would have been reported in income, the effective portion will be reported as a component of accumulated comprehensive income and the fair value of the $11,310,000 in Euro forward contracts in current assets and current liabilities, respectively.

Revenue Recognition

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements." SAB No. 101 is effective for fiscal years beginning after December 15, 1999. The adoption of this bulletin is not expected to have an effect on the consolidated financial statements.

2.  Inventories

Inventories consist of the following:

                                       September 30,
                                  2000              1999
                                 -----              ----

Component Parts               $6,059,247        $ 4,875,940
Work in Process                  111,446            494,285
Finished  Goods                6,119,282          7,587,214
                               ---------           --------
                             $12,289,975        $12,957,439
                             ===========       ============

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Property, Plant and Equipment

     The following is a summary of property, plant and equipment:

                                                             September 30,
                                                         2000             1999
                                                         ----             ----

Office Equipment and Machinery                       $1,670,762       $1,178,805
Leasehold Improvements                                   69,413           58,436
                                                     ----------        ---------
                                                      1,740,175        1,237,241
Less: Accumulated depreciation and amortization         763,145          518,679
                                                     ----------       ----------
                                                     $  977,030       $  718,562
                                                     ==========       ==========


Depreciation expense totaled $230,421, $159,962 and $88,138 for September 30, 2000, 1999 and 1998.

4.  Income Taxes

         The income tax provision consists of the following:

                                                                Years ended September 30,
                                                   2000                   1999             1998


Current tax expense (benefit):
   Federal income tax  (benefit)              $   (473,452)       $  1, 125,234        $  932,653
   State income taxes  (benefit)                   (46,897)             129,709            94,415
   Foreign income taxes                            127,000              100,000                 -
                                                   -------              -------         ---------
          Total current                       $   (393,349)       $   1,354,943        $1,027,068
                                              ------------        -------------        ----------

Deferred tax expense (benefit)
     Federal                                      (707,489)             107,417          (450,170)
     State                                         (83,234)              12,640           (52,961)
                                                   -------               ------           -------
           Total deferred                         (790,723)             120,057          (503,131)
                                                  --------              -------          --------
        Total taxes on income                 $ (1,184,072)       $   1,475,000        $  523,937
                                              ============        =============        ==========


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Components of deferred taxes are as follows:


                                                 Years ended September 30,

                                                 2000               1999

 Deferred tax assets:

  Net operating loss carry forwards       $     47,612       $      47,612
  Tax credit carryforward                      150,000                   -
  Inventory obsolescence reserve               573,657             125,400
  Warranty reserve                              23,142              27,550
  Allowance for doubtful accounts               62,700              66,107
  Deferred rent payments                        41,632              39,632
  Capitalized inventory costs                   80,790              92,109
  Sales return reserve                         286,026              65,189
  Goodwill amortization                          3,725                   -
  Other reserves                                (1,487)             13,475
                                                ------              ------
Total deferred assets                     $  1,267,797       $     477,074
                                          -------------      -------------

     Prior to 1997, due to new products, the relative volatility of the industry the Company operates in and the limited track record of profitability, the Company had recorded a full valuation allowance against the deferred tax assets. In recognition of market acceptance of the Company's product as evidenced by the expansion of sales, along with consecutive years of profitability, the Company reduced the valuation allowance by $127,000 and $292,798 primarily in the fourth quarter of fiscal 1999 and 1998, respectively, which resulted in the recognition of deferred tax benefits of $127,000 and $503,131, respectively.

     As of September 30, 2000, the Company had net operating losses, (which expire in the years through 2010), of $125,295 available to offset future taxable income. Due to the change in control which resulted from the Company's January 10, 1995 initial public offering of stock, all of the remaining unused net operating losses were subject to limitations per Internal Revenue code section 382. In 1999 and 1998, the Company utilized $275,386 in restricted tax loss carry forwards.

As of September 30, 2000, the Company was able to utilize the current year loss and the $883,000 benefit received from the exercise of employee stock options to carry back the net operating loss against prior year taxes paid totaling $ 1,496,045. In addition, the Company has a tax credit carry forward for research and development expenses totaling $150,000, which it expects to utilize in the next year.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the Federal statutory income tax rate of 34% to the income before income tax is attributable to the following:


                                                                         Years ended September 30,
                                                                   2000          1999           1998
                                                                   ----          ----           ----


Income tax  (benefit) at federal statutory rate              $    (742,318)    $ 1,561,494     $ 844,047
Reduction in deferred income tax
    Valuation allowance (see above)                                      -        (127,000)     (292,798)
Permanent differences                                               57,283          48,356        21,250
Income taxed at lower than statutory rates                        (387,418)      ( 159,219)     (104,995)
State income taxes, (benefit)  net of federal benefit              (85,886)         85,608        62,040
Foreign income taxes                                               127,000         100,000                     -
Research and Development credit                                   (150,000)       (100,000)      (75,000)
Other                                                               (2,733)         65,761        69,393
                                                                    ------          ------        ------
       Taxes on income                                        $ (1,184,072)     $1,475,000     $ 523,937
                                                             =============      ==========     =========


5.  Line of  Credit

     On July 12, 2000, the Company signed an agreement with a bank, that will provide the Company with a $6,500,000 credit facility. The facility allows the Company, at its option, to borrow at the prime rate, which was 9.50% at September 30, 2000 or 1.25% above the London Interbank Offered Rate. The facility is secured by the assets of the Company, and expires on March 31, 2001. As of September 30, 2000, the Company had $1 million in borrowings from this line of credit outstanding.

6.  Stockholders' Equity

         a.  Treasury Stock

          On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 600,000 shares of its own Common Stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of September 30, 2000 and 1999, 429,602 and 428,600 treasury shares valued at $1,334,064 and $ 1,267,129 with average prices of $ 3.11 and $2.95 were held by the Company as treasury shares.

         b.  Stock Compensation Plans

          In August 1994, the Company adopted an Incentive Stock Option Plan ("ISO"), as defined in section 422(A) of the Internal Revenue Code.
     Pursuant to the ISO, 400,000 options may be granted for up to ten years with exercise prices during the first two years subsequent to the IPO being the greater of the IPO offering price per unit

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($1.68) or the fair market  value of the common  stock at the date of the grant.
After the initial two year period, the option price shall be no less than the fair market value of the stock on the date the options are granted. As of September 30, 2000, 1999 and 1998, 168,000, 221,600 and 334,400 options were outstanding, respectively, ranging in prices from $1.35 to $2.55. All amounts have been adjusted for the March 27, 2000 two for one stock split.

     On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company's stockholders on March 5, 1996. The 1996 Non-Qualified Plan authorizes the grant of 500,000 shares. The plan terminates on March 5, 2006. This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code. There are various tax benefits which could accrue to the Company upon exercise of non qualified stock options that may not be available to the Company upon exercise of qualified incentive stock options. The purpose of the plan is to provide the Company greater flexibility in rewarding key employees, consultants, and other entities without burdening the Company's cash resources. As of September 30, 2000, 1999 and 1998, 281,304, 318,000 and 220,000 options ranging in prices from $1.35 to $10 were outstanding under the 1996 Non-Qualified Plan. All amounts have been adjusted for the March 27, 2000 two for one stock split.

     On December 17, 1997 the Company's Board of Directors adopted and authorized a new incentive stock option plan ("1997 ISO") pursuant to section 422A of the Internal Revenue Code. This plan was approved by the Company's stockholders at the Company's March 12, 1998 annual stockholders' meeting. The 1997 ISO plan as adopted authorizes the grant of 700,000 shares of common stock, subject to adjustment as provided in the. This plan terminates on December 16, 2007. The options terms may not exceed ten years. Options can not be granted at less than 100% of the market value at the time of grant. Options granted to employees who own more the 10% of the Company's outstanding common stock can not be granted at less than 110% of the market value at the time of grant. As of September 30, 2000, 1999 and 1998, 611,722, 669,900 and 296,300 options were outstanding with exercise prices from $2.25 to $ 10.06. All amounts have been adjusted for the March 27, 2000 two for one stock split.

     The Company's Board of Directors on May 9, 2000 adopted the 2000 Performance and Equity Incentive Plan (the "2000 Plan"). This plan was approved by the stockholders at the Company's July 18, 2000 annual stockholders' meeting. The purpose of the 2000 Plan is to attract, retain and motivate key employees, directors and non employee consultants of the Company.

     The 2000 Plan as adopted reserves 500,000 shares of common stock to be issued pursuant to stock options grants or other awards, subject to adjustment for any merger, reorganization, consolidation, recapitalization, stock dividend, stock split or any other changes on corporate structure affecting the common stock. This plan is to be administered by the Board of Directors. Grants of awards to non employee directors require the approval of the Board of Directors.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     This plan allows the granting of options as either incentive stock options or non qualified options. Non employee directors and non employee consultants may only be granted Non-Qualified Stock Options. Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the combined voting power of the Company can not be granted at less than 110% of the market value at the time of grant. Non qualified options shall be granted at a price determined by the Board of Directors and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000. As of September 30, 2000, 69,200 shares have been issued from this plan at an average price $5.78.

     The Company's Board of Directors on May 9, 2000 adopted the Employee Stock Purchase Plan. This plan was approved by the stockholders at the Company's July 18, 2000 annual stockholders' meeting. This plan is intended to provide full time employees of the Company an opportunity to purchase an ownership interest in the Company through the purchase of common shares. The Company has reserved 100,000 common shares for issuance under the plan. This plan is to be administered by the Board of Directors. Employees must have completed six months of employment and who work more than 20 hours per week for more than five months in the year are eligible to participate in the plan. The employee may elect to payroll deductions up to 10% per pay period. The purchase price shall either be the lower of 85% of the closing price on the offering commencement date or the offering termination date. No employee will be grated an option to purchase common shares if such employee would own shares or holds options to purchase shares which would cause the employee own more than 5% of the combined voting power of all classes of stock. Non employees are not eligible to participate. This plan terminates on December 31, 2003. The maximum number of shares that may be issued in any quarterly offering is 10,000, plus unissued shares from prior offerings whether offered on not. As of September 30, 2000, no common shares were purchased under this plan.

     On September 30, 1999 and 1998 , in connection with employment contracts the Company had with the Chief Executive Officer and President, 120,000 non qualified stock options for each year became exercisable.

     The Company accounts for its stock option awards under the intrinsic value based method, as prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the employees stock options equals the market price of the underlying stock at the date of the grant, no compensation is cost is recognized.

     SFAS Statement 123 "Accounting for Stock Based Compensation," ("SFAS 123") requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998: risk free interest rates of 5.25%, 4.25% and 4.25% for 2000, 1999 and 1998, volatility factor of the expected market price of the Company's stock 40%, 35 % and 37% for 2000, 1999 and 1998, and expected lives of either five or ten years. The weighted average fair value of options granted in 2000, 1999 and 1998 were $2.27 to $4.60, $.86 to $3.33 and
$.82 to $1.29, respectively.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                        Years Ended September 30,
                                2000              1999                1998
                               ------            ------               -----

Net income (loss):
    As reported           $   (999,215)     $ 3,117,628         $ 1,958,553
    Pro forma               (1,283,184)       2,749,697           1,724,754

Net income, per share:
    As reported
          Basic           $      (0.11)     $      0.36         $      0.22
          Diluted         $      (0.11)     $      0.33                0.21

    Pro Forma
          Basic           $      (0.15)     $      0.32                0.20
          Diluted         $      (0.15)     $      0.29                0.19


A summary of the status of the Company's fixed options plans as of September 30, 2000, 1999 and 1998 and changes during the years ending those dates is presented below:

                                                                      Weighted                               Weighted
                                                                      Average                                Average
                                                                      Exercise          Non                  Exercise
                                                      ISO             Price           Qualified              Price
                                                      ---            ------          -----------             -------


Balance at September 30, 1997                       315,000         $   1.48            200,000              $  1.53
                   Granted                          381,300             2.37            260,000                 2.05
                   Exercised                        (59,200)            1.55                  -                    -
                   Forfeited                         (6,400)            1.55                  -                    -
                                                     ------             ----             ------                 ----
Balance at September 30, 1998                       630,700         $   2.05            460,000              $  1.82
                   Granted                          394,000             4.32            218,000                 4.01
                   Exercised                       (117,200)            1.65                  -                    -
                   Forfeited                        (16,000)            1.98                                       -
                                                    =======             ====            =======                 ====
Balance at September 30, 1999                       891,500         $   3.12            678,000              $  2.53
                   Granted                          111,700             6.08             43,300                 5.25
                   Exercised                       (110,278)            2.33            (79,996)                2.53
                   Forfeited                        (44,000)            6.91                  -                    -
                                                    -------             ----            -------                 ----
Balance at September 30, 2000                       848,922         $   3.40            641,304              $  2.71
                                                    =======         ========            =======              =======
Options exercisable at year end                     221,622         $   4.41            514,504              $  2.16
                                                    =======         ========            =======              =======

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at September 30, 2000:

Options Outstanding                                                                  Options Exercisable
---------------------                                                                ---------------------
Range of                        Weighted Average       Weighted                                          Weighted
Exercise          Number          Remaining                Average                 Number                Average
Prices          Outstanding     Contractual Life        Exercise Price          Exercisable              Exercise
------          -----------     ------------------     ---------------          -----------              --------

   $ 1.35         52,204             2.4 years            $1.35                 10,004                  $  1.35
     1.50         48,000             5.4                   1.50                 48,000                     1.50
     1.58        360,000             4.3                   1.58                360,000                     1.58
     1.47          1,600             2.8                   1.47                      -                        -
     1.69          9,000             2.9                   1.69                  3,000                     1.69
     1.86         33,200             1.6                   1.86                  9,200                     1.86
     2.07          9,000             3.0                   2.07                      -                        -
     2.55        180,000             2.3                   2.55                120,000                     2.55
     2.32        120,000             7.3                   2.32                 72,000                     2.32
     2.25        124,500             2.4                   2.25                 14,100                     2.25
     3.22         10,000             3.3                   3.22                 10,000                     3.22
    10.00         50,000             3.8                  10.00                 10,000                    10.00
     3.94        252,722             3.5                   3.94                 42,322                     3.94
     2.82         60,000             3.0                   2.82                 20,000                     2.82
     8.75         25,000             3.7                   8.75                  5,000                     8.75
    10.06         10,000             4.3                  10.06                      -                        -
     5.25         12,500             4.8                   5.25                 12,500                     5.25
     5.78         69,200             4.8                   5.78                      -                        -
     5.25         63,300             4.8                   5.25                      -                        -
               ---------                                                       -------
               1,490,226                                                       736,126
               =========                                                       =======

7.  Significant Customer Information

For the years ended September 30, 2000, 1999 and 1998 the Company had no single customer who accounted for more that 10% of net sales. As of September 30, 2000, 1999 and 1998 the Company had six, (one for 16%), five and four customers who accounted for 50%, 66% and 51%, respectively of the net accounts receivable.

8.  Related  Party Transactions

The Company rents its principal office and warehouse space in Hauppauge, New York from a real estate partnership owned by the two principal stockholders of the Company. The lease term expires on January 31, 2006 and includes an option to extend for three additional years. The lease provides for rent increases of 5% per year. Rent is currently at the annual rate of $372,707 and will increase to $391,342 annually of February 1, 2001. On December 17, 1997 in connection with a re-negotiation of the lease term, the Company granted 60,000, (120,000 after two for one stock split) options to a real estate partnership owned by the principal stockholders at an exercise price of $3.81 per share ($1.905 per share adjusted for stock split), which are exercisable through the lease term. The market price of the option equaled the exercise price at the date of the grant. The effect of imputing the fair value of the options granted was immaterial.

The indebtedness incurred by the two principal stockholders to purchase the building is also guaranteed by the Company and totaled $961,469 at September 30, 2000.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum annual lease payments to related parties and third parties are as follows:

 Years ended September 30,

         2001                         618,406
         2002                         584,304
         2003                         561,918
         2004                         553,202
         2005                         527,150
         Thereafter                   220,274
                                     --------
                                   $3,065,254
                                   ==========

     Rent expense totaled approximately $552,277, $432,196 and $399,166 for the years ended September 30, 2000, 1999 and 1998, respectively. The Company pays the real estate taxes and is responsible for normal building maintenance.

9.  Commitments  and Contingencies

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

     On October 6, 1998, the Company received notice that AII had commenced an action against it and multiple other defendants in the United States District Court for the Northern District of Illinois (the "District Court"), alleging that the certain of the Company's products infringed on certain patent rights allegedly owned by the plaintiff (the "Complaint"). The Complaint sought unspecified compensatory and statutory damages with interest. The Company denied such allegations and vigorously defended this action. On December 22, 1998, the Company filed its answer (the "Answer"). Among other things, pursuant to the Answer, the Company denied that its products infringed AII's patent rights and asserted certain affirmative defenses. In addition, the Answer included a counterclaim challenging the validity of AII's alleged patent rights. On March 5, 1999, the Company joined a Motion for Partial Adjudication of Claim Construction Issues, filed by one of the multiple defendants. The Motion provided the defendants' interpretation of certain limitations of the claims at issue. On February 17, 2000, the District Court granted the Motion en toto. On June 20, 2000, AII and the Company, inter alia, entered into an Agreed Motion to Entry of Judgment, where AII stipulated that based on the District Court's claim construction,

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain claim elements in the claims at issue were not present in the Company's accused products. On June 26, 2000, the District Court granted the Agreed Motion and directed a Final Judgment of Non- infringement as to the Company.

     On July 25, 2000, AII filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit, appealing the District Court's Order granting the Motion for Partial Adjudication of Claim Construction Issues and Order entering Final Judgment of Non infringement. AII filed its Brief for Plaintiff-Appellant on October 13, 2000, while the Company joined the Brief for Defendents-Appellees, filed on December 22, 2000. As with the prior action in the District Court, the Company intends to defend this action vigorously.

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

b.  Employment Contracts

     On January 10, 1998, upon the expiration of prior employment agreements, the Company's chief executive officer and president entered into new employment agreements with the Company. The term of the employment agreements are for three years which are automatically renewed each year unless otherwise not authorized by the Board of Directors. The agreements provide each executive with an annual base salary of $125,000, $150,000 and $180,000 for the first, second and third year of the contract. For each annual year thereafter, compensation shall be mutually determined, but can not be less that the preceding year.

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

     Pursuant to the January 10, 1998 employment agreements, on January 21, 1998, incentive stock options to acquire 45,000 shares each (90,000 after two for one stock split), exercisable in increments of 331/3% per year at $5.0875 ($
2.5438 after stock split) for a period of five years from the date the options first become exercisable, were granted to the chief executive officer and the president. In addition, options to

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase 30,000 (60,000 post split) non qualified options were issued to the chief executive officer and president, exercisable for a period of ten years at $4.625 ($2.3125 post split).

c.  Forward Exchange Contracts

     Due to extensive sales to European customers denominated in local currencies, the Company is a net receiver of currencies other than the U.S. dollar and as such benefits from a weak dollar and is adversely affected by a strong dollar relative to the major worldwide currencies, especially the Euro and British Pound Sterling. Consequently, changes in exchange rates expose the Company to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar. The Company attempts to reduce these risks by entering into foreign exchange forward contracts with financial institutions to protect against currency exchange risks associated with its foreign denominated accounts receivable. .

     The strength or weakness of the U.S. dollar against the value of the Euro and British Pound Sterling impact the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's revenues, gross margins, operating income and retained earnings (which are expressed in U.S. dollars). Where it deems prudent, the Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Primarily selling foreign currencies through forward window contracts, the Company attempts to hedge its foreign sales against currency fluctuations.

     As of September 30, 2000, the Company has foreign currency forward contracts outstanding of approximately $11.3 million for the Euro. The contracts expire through December 2000. As of September 30, 2000, the Company had unrecognized gains from foreign currency forward contracts of $319,000.

10.   Business Acquisition

     On June 1, 2000 the Company acquired certain assets of Eskape Labs Inc. ("Eskape"), a California based Company specializing in designing and manufacturing TV and video products for Apple Macintosh computers. The purchased assets expands and complements the Company's product line into the Macintosh market. The cash price for the acquisition, which was accounted for under the purchase method, was approximately $900,000, including legal and accounting acquisition costs and a restrictive covenant totaling $50,000. The excess of the acquisition cost over the fair value of identifiable assets acquired will be amortized on a straight line basis over 10 years and the restrictive covenant on a straight line basis over two years.

In addition to the price paid for the acquired assets, the purchase agreement also call for contingent additional consideration, which if earned will be treated as additional purchase price, as follows:

   - for the twelve months commencing June 1, 2000, the purchaser shall pay to the seller an earn out equal to 16.25% of net sales of such product, as defined in the purchase agreement, which are in excess of $4,000,000.

   - In no event shall an earn out be paid if the net sales for such period are $4,000,000 or less.

   -    In no  event shall the additional consideration exceed  $2,600,000.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    - Any additional consideration due the seller shall be paid in the Company's Stock, valued at $11.50 and subject to customary adjustments for stock splits, stock dividends and the like. If the issuance of shares in payment of the additional consideration results in the seller or its authorized successors owing more than 5% of the issued and outstanding shares of the Company's, the purchaser may, at its sole discretion, substitute cash for any portion of the additional consideration which would result in the seller being the holder of more that 5% of the then outstanding shares of the Company's stock.

The unaudited supplemental information below summarizes, on a pro forma basis, the companies results for the twelve months ended September 30, 2000 and September 30, 1999 had the companies combined at the beginning of each period presented


                                  Years ended September 30,
                                2000                     1999
                                -----                    ----

Net sales                    66,410,689             59,454,136
Net income (loss)            (1,707,656)             2,018,605

Earnings (loss) per share
Basic                             (0.19)                  0.23
Diluted                           (0.19)                  0.21

     Pro forma net income (loss) may not be indicative of actual results, primarily because the pro forma results are historical results of the acquired entity and do not reflect any cost savings that may be obtained from the integration and elimination of redundant functions.

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York


     The audits referred to in our report dated December 7, 2000 relating to the consolidated financial statements of Hauppauge Digital, Inc. and Subsidiaries included the audits of the financial statement Schedule II-Valuation and Qualifying Accounts for each of the three years in the period ended September 30, 2000. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, such financial statement Schedule-Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
----------------------------
   BDO Seidman, LLP

Melville, New York
December 7, 2000

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS



                                                                              Additions

                                                         Balance at    Charged to
Description                                              Beginning of  Costs           Charged to                      Balance at
                                                         Period        and Expenses    Accounts Other  Deductions (1)  End of Period

YEAR ENDED SEPTEMBER 30, 2000
   Reserve and allowances deducted from asset accounts    135,000       30,000                               -          165,000
       Allowance for doubtful accounts

YEAR ENDED SEPTEMBER 30, 1999
   Reserve and allowances deducted from asset accounts
       Allowance for doubtful accounts                    100,000      585,000                         550,000          135,000

YEAR ENDED SEPTEMBER 30, 1998
   Reserve and allowances deducted from asset accounts
       Allowance for doubtful accounts                    100,000       50,000                          50,000          100,000

(1) Doubtful accounts written off net of collections

