Form 10-K/A
period 2000-09-30
HAUPPAUGE DIGITAL INC
filed 2001-01-25
CIK 930803

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)

     (x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended      September 30, 2000
                                            ---------------------------

     ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from             to
                                               ------------    ----------------

            Commission file number          1-13550
                                  ---------------------------

                             HAUPPAUGE DIGITAL, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                   Delaware                                11-3227864
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S Employer
 incorporation or organization)                           Identification No.)

             91 Cabot Court, Hauppauge, New York                    11788
-------------------------------------------------------------------------------
         (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number    (516) 434-1600
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

As of December 18, 2000, the number of shares outstanding of the Common Stock was 8,882,976 shares (exclusive of treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Item 8.   Financial Statements and Supplementary Data.

See Consolidated Financial Statements annexed hereto.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth the positions and offices presently held with the Company by each present Director and executive officer, and his age as of January 25, 2001:


 Name                                 Age            Officer and Positions Held
 ----                                 ---            --------------------------

Kenneth R. Aupperle                   42              President, Chief
                                                      Operations Officer
                                                      and Director

Kenneth Plotkin                       48              Chairman of the
                                                      Board of Directors,
                                                      Chief Executive
                                                      Officer, Vice
                                                      President of
                                                      Marketing, Secretary
                                                      and Director

Gerald Tucciarone                     44              Chief Financial
                                                      Officer and Treasurer

John Casey                            43              Vice President in
                                                      Charge of Technology

Bernard Herman                        72              Director

Steven J. Kuperschmid                 40              Director

Clive R. Holmes                       39              Director


Kenneth R. Aupperle is a co-founder of the Company and has served as a Director since the Company's inception in 1994. He has been the Company's President and Chief Operations Officer since the Company's incorporation. Mr. Aupperle holds a BS in Electrical Engineering and an MS in Computer Science from Polytechnic University.

Kenneth Plotkin is a co-founder of the Company and has served as a Director since the Company's inception in 1994. He has been the Company's Chairman of the Board of Directors and Chief Executive Officer since the Company's incorporation. Mr. Plotkin is presently Secretary of the Company and is Vice-President of Marketing. He holds a BS and an MS in Electrical Engineering from the State University of New York at Stony Brook.

Gerald Tucciarone, prior to his employment with the Company in January 1995, served as Vice- President of Finance from 1985 to 1992 with Walker-Telecommunications, Inc., a manufacturer of phones and voice-mail equipment, and from 1992 to 1995, as Assistant Controller with Chadbourne and Parke. Mr. Tucciarone is a certified public accountant.

John Casey has been the Company's Vice-President in charge of Technology for more than the past five years.

Bernard Herman has served as a Director of the Company since 1996, and from 1979 to 1993, Mr. Herman was Chief Executive Officer of Okidata Corp. of Mount Laurel, New Jersey, a distributor of computer peripheral products. Since then he has served as a consultant with reference to computer products.

Steven J. Kuperschmid has served as a Director of the Company since 1998, has been practicing law since 1986 and has been a partner with Certilman Balin Adler & Hyman, LLP, counsel to the Company, since January 1, 1994. Mr. Kuperschmid received his BA from New York University and JD from Fordham University School of Law.

Clive Holmes has served as a Director of the Company since January 11, 2001. Since 1999, Mr. Holmes has served as a Managing Director of Deutsche Bank Alex. Brown Inc. Mr. Holmes also served as a Director of Deutsche Bank Alex. Brown Inc. in 1998. From 1996 to 1997, Mr. Holmes was a Vice President of Morgan Stanley & Co. Since January 2001, Mr. Holmes has served as an Advisory Director of eMarketWorld, Inc., a company that hosts Internet conferences, tradeshows and executive summits. Since September 1999, Mr. Holmes has served as a Director of SportsVoices.com, LLC, a company that provides recorded sports, entertainment and political interviews via Internet. Mr. Holmes received his Masters of Business Administration from the Harvard Business School, his E.C.S.P. (With Honors) from the Instituit D'Etudes Politique de Paris (Sciences Po), and his Bachelors of Commerce and Administration degree from Victoria University of Wellington.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding Common Stock and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended September 30, 2000.

         To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended September 30, 2000, the Company's officers, Directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them except: Mr. Plotkin failed to timely file one report relative to two transactions. Mr. Aupperle failed to timely file one report relative to two transactions.

Item 11.          Executive Compensation.

Summary Compensation Table

         The following table sets forth certain information for the fiscal years ended September 30, 2000, 1999 and 1998 concerning the compensation of Kenneth Plotkin, Chairman of the Board, Chief Executive Officer, Vice President of Marketing, Secretary and a Director of the Company, Kenneth R. Aupperle, President, Chief Operating Officer and a Director of the Company, John Casey, Vice President of Technology of the Company and Gerald Tucciarone, Chief Financial Officer and Treasurer of the Company. No other Executive Officer of the Company had a combined salary and bonus in excess of $100,000 for the fiscal year ended September 30, 2000.


                                                               Annual Compensation                       Long Term Compensation
                                                               -------------------                       ----------------------

                                                                                                         Number of Shares of
                                                                                   Other Annual          Common Stock Underlying
  Name and Principal Position         Year          Salary           Bonus         Compensation          Options Granted
  ---------------------------         ----          ------           -----         ------------          ---------------

        Kenneth Plotkin               2000         $ 172,500      $ 89,055          $ 6,000(1)                   50,000
  Chairman of the Board, Chief
    Executive Officer, Vice           1999         $ 142,145      $ 41,848          $ 6,000(1)                     -0-
    President of Marketing,
     Secretary and Director           1998         $ 120,412          -0-           $ 5,500(1)                  150,000


      Kenneth R. Aupperle             2000         $ 172,500      $ 89,055          $ 6,000(1)                   50,000
  President, Chief Operations
      Officer and Director            1999         $ 142,145      $ 41,848          $ 6,000(1)                    -0-

                                      1998         $ 120,412          -0-           $ 5,500(1)                  150,000


           John Casey                 2000         $ 110,000      $ 13,163              -0-                         500
  Vice President of Technology
                                      1999         $ 110,000      $  8,471              -0-                       8,000

                                      1998         $ 110,888          -0-               -0-                      31,000


       Gerald Tucciarone              2000         $ 100,000      $ 9,872               -0-                        -0-
  Chief Financial Officer and
           Treasurer                  1999         $ 100,193      $ 8,471               -0-                      16,000

                                      1998         $ 95,600          -0-                -0-                      19,000
================================   ===========  ===============   ============  ==================  ================================

-------------------
(1) Represents non-cash compensation in the form of the use of a car and related expenses.

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning individual grants of stock options during the fiscal year ended September 30, 2000:



                                    Number of Shares of Common         Percentage of Total
                                         Stock Underlying              Options Granted to
             Name                        Options Granted            Employees in Fiscal Year    Exercise Price      Expiration Date
             ----                        ---------------            ------------------------    --------------      ---------------

Kenneth Plotkin                                34,600                           20.84%              $5.775            June 20, 2008
                                               15,400                            9.28%              $5.25            August 3, 2010

Kenneth R. Aupperle                            34,600                           20.84%              $5.775            June 20, 2008
                                               15,400                            9.28%              $5.25            August 3, 2010

John Casey                                        500                             .30%              $5.25            August 4, 2006

Gerald Tucciarone                                 -                                -                  -                     -


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning the value of options unexercised as of September 30, 2000:


                                                                               Number of Shares of
                                                                            Common Stock Underlying       Value of Unexercised In-
                            Number of Shares of                              Unexercised Options at          the-Money Options at
                           Common Stock Acquired                               September 30, 2000             September 30, 2000
Name                          on Exercise             Realized Value         Exercisable/Unexercisable     Exercisable/Unexercisable
----                        -------------------       --------------         -------------------------     -------------------------

Kenneth Plotkin                   -0-                     -0-                330,002/199,998                $2,062,500 / $1,250,000

Kenneth R. Aupperle              12,000                 $110,625             318,002/199,998                $1,987,500 / $1,250,000

John Casey                        8,000                 $ 72,250              20,000/32,500                   $125,000 / $203,125

Gerald Tucciarone                10,000                 $351,375               2,000/32,000                    $12,500 / $200,000


Compensation of Directors

     Directors of the Company are not compensated solely for being on the Board of Directors. However, during the fiscal year ended September 30, 2000, 5,000 non-qualified options were issued to each of Messrs. Herman and Kuperschmid. On October 17, 2000, 15,000 non-qualified options were issued to each of Messrs. Herman and Kuperschmid. On January 11, 2001, 10,834 non-qualified options were issued to Mr. Holmes. See "Security Ownership of Certain Beneficial Owners and Management". It is the intention of the Company to issue non-qualified options in the future to non- employee directors. The By-Laws of the Company provide that Directors of the Company may, by resolution of the Board, be paid a fixed sum and expenses for attendance at each regular or special meeting of the Board. No Director's fees have been paid to date. The Certificate of Incorporation also provides, to the extent permitted by law, for certain indemnification of its Directors.

Employment Contracts; Termination of Employment and Change-in-Control
Arrangements

     As of January 10, 1998, after the expiration of their prior employment agreements with the

Company, Kenneth R. Aupperle and Kenneth Plotkin each entered into employment agreements (the "1998 Employment Agreements") with the Company to serve as President and Chief Operations Officer, and Chief Executive Officer, Vice
President of Marketing and Secretary, respectively. The 1998 Employment Agreements each provide for a three year term, which term automatically renews from year to year thereafter unless otherwise terminated by the Board of Directors or the executive. The 1998 Employment Agreements provide for an annual base salary of $125,000 during the first year, $150,000 during the second year, and $180,000 during the third year. For each Annual Period (as defined in the 1998 Employment Agreements) thereafter, the 1998 Employment Agreements provide that compensation shall be as mutually determined between the Company and the executive, but not less than that for the preceding Annual Period. In addition, the 1998 Employment Agreements provide for a bonus to be paid as follows: an amount equal to 2% of the Company's earnings, excluding earnings that are not from operations, before reduction for interest and income taxes ("EBIT"), for each fiscal year starting with the year ended September 30, 1998, provided that the Company's EBIT for the applicable fiscal year exceeds 120% of the prior fiscal year's EBIT, and if not, then 1% of the Company's EBIT. The determination of EBIT shall be made in accordance with the Company's audited filings with the Securities and Exchange Commission on its Form 10-KSB or Form 10-K. Pursuant to the 1998 Employment Agreements, on January 21, 1998, incentive stock options to acquire a total of 90,000 shares of Common Stock each were granted to Messrs. Aupperle and Plotkin, exercisable, beginning on January 21, 1999, in increments of 33 1/3% per year at $2.544 per share. Each increment of these options expires five (5) years after it first becomes exercisable. Also on January 21, 1998, pursuant to the 1998 Employment Agreements, non-qualified options to acquire a total of 60,000 shares of Common Stock each were granted to Messrs. Aupperle and Plotkin, exercisable immediately for a period of ten (10) years. These options expire as of January 20, 2008. The 1998 Employment Agreements further provide for disability benefits, term life insurance in the amount of $500,000 each for the benefit of the executives' families and the Company, a car allowance of $500 per month, reasonable reimbursement for automobile expenses, and medical insurance as is standard for executives of the Company. In the event of a termination of employment associated with a Change in Control of the Company (as defined in the 1998 Employment Agreements), a one-time bonus shall be paid to the executive equal to three times the amount of the executive's average annual compensation (including salary, bonus and benefits) received by him for the thirty-six month period preceding the date of the Change of Control.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Common Stock

     The following table sets forth, to the knowledge of the Company based solely upon records available to it, certain information as of January 25, 2001, regarding the beneficial ownership of the Company's Common Stock (i) by each person who the Company believes to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) by each current Director, (iii) by each person listed in the Summary Compensation Table under "Executive Compensation" and (iv) by all current executive officers and Directors as a group:

Name of Management Person
and Name and Address
of Beneficial Owner                      Number                          Percent
-------------------                      ------                          -------

Kenneth Plotkin                        990,000(1)(2)(3)(6)                 10.7%
91 Cabot Court
Hauppauge, NY 11788

Kenneth R. Aupperle                    958,920(1)(2)(4)(5)                 10.4%
91 Cabot Court
Hauppauge, NY 11788

Laura Aupperle                         569,100(1)(2)(5)                     6.4%
23 Sequoia Drive
Hauppauge, NY 11788

Dorothy Plotkin                        561,900(1)(2)(6)                     6.3%
21 Pine Hill Drive
Dix Hills, NY 11746

LCO Investments Limited                 470,000                             5.3%
c/o Richards & O'Neil, LLP
885 Third Avenue
New York, NY 10022

John Casey                               118,200(7)                         1.3%

Bernard Herman                            31,000(8)                          *

Gerald Tucciarone                         13,000(9)                          *

Steven J. Kuperschmid                      5,000(10)                         *

Clive R. Holmes                                0(11)                         *

Directors and executive officers
as a group (7 persons)               2,116,120(2)(3)(4)(7)(8)(9)(10)(11)   21.7%
---------------------------------
* Less than one (1%) percent.

(1) Laura Aupperle, wife of Kenneth R. Aupperle, beneficially owns 569,100 shares, or 6.4% of the outstanding Common Stock. Dorothy Plotkin, wife of
     Kenneth Plotkin, beneficially owns 561,900 shares or 6.3% of the outstanding Common Stock. Ownership of Common Stock by each individual does not include ownership by that person's spouse which is disclaimed by the named individual.

(2) One presently exercisable warrant has been issued for 120,000 shares of Common Stock to LADOKK Realty Co. ("LADOKK"), of which Kenneth R. Aupperle and Kenneth Plotkin, and their wives, Laura Aupperle and Dorothy Plotkin, are partners. Each individual expressly disclaims any percentage interest in the warrant other than that which represents such partner's percentage interest in the partnership, which is equal to 30,000 shares of Common Stock.

(3) Includes 180,000 shares of Common Stock issuable upon the exercise of currently exercisable non-qualified stock options granted on January 10, 1995 and exercisable until September 29, 2006, which options were part of an overall grant of a non-qualified stock option to purchase 300,000 shares of Common Stock at $1.575 per share. Also includes 97,700 shares of Common Stock issuable upon the exercise of currently exercisable non- qualified options and 90,000 shares of Common Stock issuable upon the exercise of currently exercisable incentive stock options. Does not include 127,700 shares of Common Stock issuable upon the exercise of currently unexercisable non-qualified stock options and 34,600 shares of Common Stock issuable upon the exercise of currently unexercisable incentive stock options.

(4) Includes 180,000 shares of Common Stock issuable upon the exercise of currently exercisable non-qualified stock options granted on January 10, 1995 and exercisable until September 29, 2006, which options were part of an overall grant of a non-qualified stock option to purchase 300,000 shares of Common Stock at $1.575 per share. Also includes 85,700 shares of Common Stock issuable upon the exercise of currently exercisable non- qualified options and 90,000 shares of Common Stock issuable upon the exercise of currently exercisable incentive stock options. Does not include 127,700 shares of Common Stock issuable upon the exercise of currently unexercisable non-qualified stock options and 34,600 shares of Common Stock issuable upon the exercise of currently unexercisable incentive stock options.

(5) Does not include 43,000 shares of Common Stock, in the aggregate, owned by Mr. Aupperle's brother, as custodian for each of the Aupperles' minor children (21,500 shares of Common Stock to each minor child) under the New York Uniform Gifts to Minors Act. Each of Mr. and Mrs. Aupperle disclaim beneficial ownership of all such 43,000 shares of Common Stock.

(6) Does not include 21,500 shares of Common Stock owned by the Plotkins' adult daughter. Does not include 21,500 shares of Common Stock, owned by Mr. Plotkin's father as custodian for the Plotkins' minor child under the New York Uniform Gifts to Minors Act. Each of Mr. And Mrs. Plotkin disclaim beneficial ownership of all such 43,000 shares of Common Stock.

(7) Includes 28,000 shares of Common Stock issuable upon the exercise of currently exercisable incentive stock options. Does not include 29,500 shares of Common Stock issuable upon the exercise of currently unexercisable incentive stock options.

(8) Includes 7,004 shares of Common Stock issuable upon the exercise currently exercisable non-qualified stock options. Does not include 15,000 shares of Common Stock issuable upon the exercise of currently unexercisable non-qualified stock options.

(9) Includes 10,000 shares of Common Stock issuable upon the exercise of currently exercisable incentive stock options. Does not include 29,000 shares of Common Stock issuable upon the exercise of currently unexercisable incentive stock options.

(10) Includes 5,000 shares of Common Stock issuable upon the exercise currently exercisable non-qualified stock options. Does not include 15,000 shares of Common Stock issuable upon the exercise of currently unexercisable non-qualified stock options.

(11) Does not include 10,834 shares of Common Stock issuable upon the exercise of currently unexercisable non-qualified stock options.

Item 13.     Certain Relationships And Related Transactions.

     The Company occupies an approximately 25,000 square foot facility at 91 Cabot Court, Hauppauge, New York which it uses as its executive offices and for the testing, storage, and shipping of its products. The building is owned by LADOKK Realty Co., a partnership consisting of the Company's principal stockholders and their wives and is leased to the Company under a lease agreement expiring on January 31, 2006 which may be extended, at the Company's option, for an additional three years. Rent is currently at the annual rate of $372,707 and will increase to $391,342 per year on February 1, 2001. The rent is payable in equal monthly installments and increases at a rate of 5% per year on February 1 of each year thereafter including during the option period. The premises are subject to two mortgages which have been guaranteed by the Company upon which the outstanding principal amount due as of September 30, 2000 was $961,469. The Company pays the taxes and operating costs of maintaining the premises.

     On December 17, 1996 the Board of Directors approved the issuance of warrants to LADOKK in consideration of LADOKK's agreement to cancel the last three years of the Company's lease and to grant an option to the Company to extend the lease for three years. The then existing Stock Option Committee of the Board of Directors authorized the grant of a warrant to LADOKK to acquire 120,000 shares of Common Stock at an exercise price of $1.906 which warrant is exercisable for a term of ten years.

     For a discussion regarding the employment agreements of, and stock options granted to, Messrs. Plotkin and Aupperle, see "Executive Compensation."

     Certilman Balin Adler & Hyman, LLP, a law firm of which Mr. Kuperschmid is a member, serves as counsel to the Company. It is presently anticipated that such firm will continue to represent the Company and its subsidiaries and affiliates and will receive fees for its services at rates and amounts not greater than would be paid to unrelated law firms performing similar services.

                                   SIGNATURES

             Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      HAUPPAUGE DIGITAL, INC.

  Date:January 25, 2001               By:/s/ Gerald Tucciarone
       ------------------             -----------------------------------------
                                      Gerald Tucciarone,
                                      Chief Financial Officer and Treasurer

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

11.  Quarterly Information (Unaudited)

The following presents certain unaudited quarterly financial data:

(In thousands, except per share data)
                                               Quarters ended

                              December 31,   March 31,  June 30,   September 30,
                                 1999          2000       2000        2000
                                 ----         -----       ----        -----

Net Sales                      $22,044       $19,525    $11,722     $13,001
Gross Profit                     5,307         3,998        965       2,487
Operating income (loss)          1,822           450     (2,643)     (1,659)

Net income                       1,476           257     (1,755)       (977)
Net income (loss) per share:
      Basic                      $ .17          $.03     $ (.20)      $(.11)
      Diluted                    $ .15          $.03     $ (.20)      $(.11)
--------------------------------------------------------------------------------

                                               Quarters ended

                              December 31,   March 31,  June 30,   September 30,
                                 1998          1999      1999         1999
                                 -----         -----     ----         ------

Net Sales                      $15,057       $14,513    $13,354      $15,678
Gross Profit                     4,009         4,035      3,755        4,368
Operating income (loss)          1,458         1,462        969          564

Net income                         953           866        666          633
Net income (loss) per share:
      Basic                      $ .11          $.10      $ .08         $.07
      Diluted                    $ .10          $.09      $ .07         $.06
--------------------------------------------------------------------------------

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

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York


     The audits  referred to in our report  dated  December 7, 2000,  except for
Note 9a which is as of December 22, 2000, relating to the consolidated financial statements of Hauppauge Digital, Inc. and Subsidiaries included the audits of the financial statement Schedule II-Valuation and Qualifying Accounts for each of the three years in the period ended September 30, 2000. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

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

