Form 10-Q
period 2000-12-31
HAUPPAUGE DIGITAL INC
filed 2001-02-14
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:        December  31, 2000
                                       --------------------

                                       OR



[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934



For the transition period from _______ to ________



                       Commission file number          1-13550
                                                       -------


                             HAUPPAUGE DIGITAL, INC.
                             -----------------------
             (Exact Name of registrant as specified in its charter)

 Delaware                                                      11-3227864
 ------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                              Identification No.)

                    91 Cabot Court, Hauppauge, New York 11788
                    -----------------------------------------
                    (Address of principal executive offices)



                                 (631) 434-1600
                                 --------------
                           (Issuer's telephone number)



Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes         X             No
                                 ------------------       -------------------



As of January 22, 2001 8,885,152 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    ----------------------------------------

                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements                                         Page No.

Condensed Consolidated Balance Sheets-                                  3
   December 31, 2000 (unaudited)  and September 30, 2000

Condensed Consolidated Statements of Income-                            4
  Three Months ended December 31, 2000 and 1999 (unaudited)

Condensed Consolidated Statements of Cash Flows-                        5
  Three Months ended December 31, 2000 and 1999 (unaudited)

Notes to Condensed Consolidated Financial Statements                    6-10

Item 2. Management's Discussion and Analysis of  Financial Condition
        and Results of Operations                                       10-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risks    13

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal proceedings                                              14

Item 6.  Exhibits and Reports on form 8-K                               15


SIGNATURES                                                              16
----------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                        December 31,
                                          ASSETS                                            2000            September 30,
                                                                                         (Unaudited)             2000
                                                                                      =================    ================
 CURRENT ASSETS:
     Cash and cash  equivalents                                                          $ 4,351,121          $2,744,855
     Accounts receivable, net of allowance for doubtful accounts
       of   $175,000 and $165,000                                                          6,522,977           6,172,993
     Inventories                                                                          12,308,879          12,289,975
     Prepaid expenses and other current assets                                               537,156             456,431
     Income taxes receivable                                                               1,496,045           1,496,045
     Deferred tax assets                                                                   1,267,797           1,267,797
     Forward foreign currency contracts receivable                                         6,539,431                   -
                                                                                           ---------          ----------
                Total current assets                                                      33,023,406          24,428,096

    Property, plant and equipment-net                                                        943,597             977,030
    Goodwill and intangible assets-net                                                       797,969             824,519
    Security deposits and other non current assets                                            85,228              85,228
                                                                                              ------              ------
                                                                                         $34,850,200         $26,314,873
                                                                                         ===========         ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY :

 CURRENT LIABILITIES:
    Accounts payable                                                                     $11,991,353         $10,481,714
    Forward foreign currency contracts payable                                             6,600,777                   -
    Accrued expenses                                                                       1,003,144             952,482
    Loan payable                                                                             360,000           1,000,000
    Income taxes payable                                                                     255,408             227,000
                                                                                             -------             -------
              Total current liabilities                                                   20,210,682          12,661,196
                                                                                          ----------          ----------


 STOCKHOLDERS' EQUITY:
    Common stock $.01 par value; 25,000,000 shares authorized,  9,314,754
       and 9,312,578  issued as of  December 31 , 2000  and September 30, 2000                93,148              93,126
    Additional paid-in capital                                                            12,067,460          12,046,421
    Retained earnings                                                                      3,812,974           2,848,194
    Treasury Stock, at cost, 429,602 shares                                               (1,334,064)         (1,334,064)
                                                                                          ----------          ----------
              Total stockholders' equity                                                  14,639,518          13,653,677
                                                                                          ----------          ----------
                                                                                       $  34,850,200         $26,314,873
                                                                                       =============         ===========


      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                          Three Months Ended December 31,

                                                                                                2000              1999
                                                                                             (Unaudited)       (Unaudited)
                                                                                         ================== =================

Net Sales                                                                                   $17,895,774         $ 22,043,649
Cost  of  Sales                                                                              13,925,603           16,948,408
                                                                                             ----------           ----------
    Gross Profit                                                                              3,970,171            5,095,241

Selling, General and  Administrative Expenses                                                 2,845,848            2,870,518
Research  and  Development Expenses                                                             393,260              402,970
                                                                                                =======              =======
    Income from operations                                                                      731,063            1,821,753

Other Income (expense):
  Interest income                                                                                 8,831               46,500
  Interest expense                                                                              (11,850)                   -
  Other, net                                                                                    (49,350)              37,902
                                                                                                -------               ------
      Income before income tax (benefit)  expense                                               678,694            1,906,155

Income tax (benefit)  expense                                                                   (82,086)             430,000
                                                                                                -------              -------
      Income before cumulative effect of a change in accounting principle                       760,780            1,476,155
  Cumulative effect of a change in accounting principle, net of taxes of  $115,000              204,000                    -
                                                                                                -------            ---------
       Net income                                                                              $964,780           $1,476,155
                                                                                               ========           ==========
Per share results-basic:
Income before cumulative effect of a change in accounting principle                               $0.09               $0.17
Cumulative effect of a change in accounting principle                                             $0.02                   -
                                                                                                  -----               -----
      Net income per share-basic                                                                  $0.11               $0.17
                                                                                                  =====               =====
Per share results-diluted:
Income before cumulative effect of a change in accounting principle                               $0.08               $0.15
Cumulative effect of a change in accounting principle                                             $0.02                   -
                                                                                                  -----               -----
     Net income per share-diluted                                                                 $0.10               $0.15
                                                                                                  =====               =====


      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                         Three Months Ended December, 31

                                                                                              2000               1999
                                                                                        (Unaudited)        (Unaudited)
                                                                                  ==================   ================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $964,780              $1,476,155
                                                                                      --------              ----------
   Adjustments to reconcile net income to net cash
   provided by (used in)  operating activities:
       Depreciation and amortization                                                    97,032                  58,676
       Provision for uncollectible accounts receivable                                  10,000                  15,000
       Deferred tax benefits                                                               -                    19,321
       Unrealized gain on forward foreign currency contracts                           (44,049)                      -
       Other non cash items                                                              9,501                   9,504
  Changes in current assets and liabilities:
      Accounts receivable                                                             (254,589)             (2,898,387)
      Inventories                                                                      (18,904)                179,629
      Prepaid expenses and other  current assets                                       (80,725)               (153,765)
      Accounts payable and other current liabilities                                 1,588,709                 562,720
                                                                                     ---------                 -------
                                                                                     1,306,975              (2,207,302)
                                                                                     ---------              ----------
  Net cash provided by (used in) operating activities                                2,271,755                (731,147)
                                                                                     ---------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property, plant and equipment                                     (37,049)               (174,724)
        Other                                                                                -                 (14,780)
                                                                                     ---------                 -------
 Net cash used in investing activities                                                 (37,049)               (189,504)
                                                                                       -------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from employee stock purchase plan                                      11,560                  22,500
        Loan repayments                                                               (640,000)                      -
                                                                                      --------                 -------
 Net cash (used in) provided by  financing activities                                 (628,440)                 22,500
                                                                                      --------                  ------
 Net  increase (decrease)  in cash and cash equivalents                              1,606,266                (898,151)
Cash and Cash Equivalents, beginning of period                                       2,744,855               6,122,922
                                                                                     ---------               ---------
Cash and Cash Equivalents, end of period                                           $ 4,351,121              $5,224,771
                                                                                   ===========              ==========
SUPPLEMENTAL DISCLOSURES:

   Interest paid                                                                       $13,681                       -
   Income taxes paid                                                                     4,506                $414,677
                                                                                         =====                ========
Supplemental disclosure of non cash financing activities:
 Forward foreign currency contracts                                                  6,539,431                       _
                                                                                     =========                ========


      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month period ended December 31, 2000 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2000 Form 10-K.

     The Company has adopted the classification requirements for shipping and handling fees and costs as required under EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Accordingly, shipping and handling fees and costs, which historically were included in Selling, General and Administrative expenses, are recorded in Cost of Sales. Prior periods have been restated to conform with this presentation.

     The operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the September 30, 2001 year end.

DERIVATIVE FINANCIAL INSTRUMENTS

     On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative instruments and Hedging Activities", which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recognized currently in earnings. The Company has reflected the impact from the adoption of SFAS 133 as a cumulative effect of a change in accounting principle, net of the related tax expense.

     The Company uses derivatives to moderate the financial market risks of its foreign business operations. Derivative products, such as forward exchange contracts, are used to hedge the foreign currency market exposures underlying certain forecasted transactions with customers. An instrument is designated as a hedge based in part on its effectiveness in risk reduction and matching of derivative instruments to forecasted foreign sales.

     For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to changes in the fair value of the forward contract attributable to changes in the U.S. dollar to Euro spot rate), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments not designed as hedging instruments,

         HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

changes in their fair values are recognized in earnings in the current period.

NOTE 2.  INVENTORIES

     Inventories have been valued at the lower of average cost or market. The components of inventory consist of:

                                           December 31,        September 30,
                                              2000                 2000
                                              ----                 ----


     Component Parts                     $  6,156,527         $ 6,059,247
     Work in Progress                          80,530             111,446
     Finished Goods                         6,071,822           6,119,282
                                            ---------           ---------
                                         $ 12,308,879         $12,289,975
                                         ============         ===========


NOTE 3.  NET INCOME PER SHARE

     Basic net income per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects, in the periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings per share follows:

                                               Three Months Ended December 31,
                                                     2000            1999
                                                     ----            ----


Weighted average shares outstanding-basic          8,885,010       8,693,178
Number of shares issued on the assumed
   exercise of stock options                         420,748       1,090,662
                                                     -------       ---------
Weighted average shares outstanding-diluted        9,305,758       9,783,840
                                                   ---------       ---------

     On February 10, 2000 the Company's Board of Directors authorized a two for one stock split effected as a 100% common stock dividend, which was effective as of March 27, 2000. All prior periods have retroactively restated to reflect the stock split.

     Options to purchase 271,444 shares of common stock, ranging in prices from $3.94 to $10.00, were outstanding as of December 31, 2000, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 4 .  BUSINESS ACQUISITION

     On June 1, 2000 the Company acquired certain assets of EsKape Labs Inc. ("EsKape"), a California based company specializing in designing and manufacturing television and video products for Apple Macintosh computers. The purchased assets expands and complements the Company's product line into the Macintosh market. The cash price for the acquisition, which was accounted for under the purchase method, was approximately $900,000, including legal and accounting acquisition costs and a restrictive covenant totaling $50,000 . The excess of the acquisition cost over the fair value of identifiable assets acquired is being amortized on a straight line basis over 10 years, and the restrictive covenant on a straight line basis over 2 years.

     In addition to the price paid for the acquired assets, the purchase agreement also calls for contingent additional consideration, which if earned will be treated as additional purchase price, as follows:

- For the twelve months commencing June 1, 2000, the purchaser shall pay to the seller an earn out equal to 16.25% of net sales of such product, as defined in the purchase agreement, which are in excess of $4,000,000.
- In no event shall an earn out be paid if the net sales for such period are $4,000,000 or less
-       In no  event shall the additional consideration exceed $2,600,000
- Any additional consideration due the seller shall be paid in Hauppauge Stock, valued at $11.50 and subject to customary adjustments for stock splits, stock dividends and the like. If the issuance of shares in payment of the additional consideration results in the seller or its authorized successors owing more than 5% of the issued and outstanding shares of Hauppauge, the purchaser may, at its sole discretion, substitute cash for any portion of the additional consideration which would result in the seller being the holder of more that 5% of the then outstanding shares of Hauppauge stock.

     The supplemental information below summarizes, on a pro forma basis, the companies results for the three months ended December 31, 1999 had the companies combined at the beginning of the period presented.

                                      Three months ended
                                       December 31, 1999

Net sales                                  $22,191,683
Net income                                     958,584

Earnings  per share
Basic                                            $0.11
Diluted                                          $0.10

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

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has significant international sales in foreign currencies and continues its policy of hedging forecasted and actual foreign currency risk with forward contracts that expire within six months. These derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. In accordance with SFAS 133, hedges related to anticipated transactions are designated and documented at the inception of the respective hedge as cash flow hedges and evaluated for effectiveness quarterly. The Company assesses hedge effectiveness by comparing the value of the forward contracts at contracted rates at the inception of the contract and during the term of the hedge to the value of the forward contracts calculated by using the applicable exchange rate at the measurement date, with the respective gain or loss on the derivative instrument reported in earnings.

     During the quarter ended December 31, 2000, the company recorded a loss of $ 61,346 which is included in Other, net, relating to the changes in fair value of its Euro contracts based on the U.S. dollar to Euro spot rate at December 31, 2000.

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.101 (SAB101), "Revenue Recognition in financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. Based on the SEC's latest timeline for implementing SAB 101, the Company would be required to comply with the guidelines in the fourth quarter of fiscal 2001. The adoption of this bulletin is not expected to have an effect on the consolidated financial statements.

 ITEM 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations
           ---------------------------------------------

Results of Operations
---------------------

Three Month Period ended December 31, 2000 versus December 31, 1999
-------------------------------------------------------------------

     Sales for the three months ended December 31, 2000 were $17,895,774 compared to $22,043,649 for the prior year's first fiscal quarter, a decrease of $4,147,875 or 19%, comprised of a 43% decrease in domestic sales, a 14% decrease in European sales and a 203% increase in Asian sales.

-------   ------------------------------------------------

The primary forces causing the decrease were:

-       Lower  domestic and European  seasonal sales volume
- Lower average Euro to dollar exchange rate compared to the first quarter fiscal 2000

     Unit sales for the three months ended December 31, 2000 decreased about 7% to approximately 286,000 as compared to approximately 309,000 for the prior year. Sales to domestic customers for this year's first fiscal quarter were 21% of net sales compared to 31% for the prior year's first fiscal quarter. Sales to European customers were 71% of net sales for the first fiscal quarter compared to 67% for the comparable quarter of the prior fiscal year. Sales to Asian customers were 8% for the quarter ended December 31, 2000 compared to 2% for the prior years first fiscal quarter.

     Gross profit for the quarter was $3,970,171 as compared to $5,095,241 for the prior fiscal year's first quarter. The gross profit percentage was 22.2% for the three months ended December 31, 2000 compared to 23.1% for the three months ended December 31, 1999. Factors in the decrease in margins include:

-       Larger sales mix of lower margin product
- Decline in the Euro exchange rate compared to the first quarter of fiscal 2000.
-       Fixed  overhead  absorbed  over lower sales volume

     The  chart  below  illustrates  the  components  of  selling,  general  and
administrative     expenses:


                                                        Three months ended December 31,
                                     Dollar Costs                                Percentage of Sales

                                                               Increase                                   Increase/
                                 2000             1999        (Decrease)          2000          1999     (Decrease)
                                 ----             ----         -----------        ----          ----      --------
Sales & Promotional          $1,896,794        2,031,614       $(134,820)         10.6%          9.2%       1.4%
Customer Support                 99,432          126,533         (27,101)           .6%           .6%         -%
General & Admin                 849,622          712,371         137,251           4.7%          3.2%       1.5%
                                -------          -------         -------           ---           ---        ---
    Total                    $2,845,848       $2,870,518       $ (24,670)         15.9%         13.0%       2.9%

Represented in dollars, Selling General and Administrative expenses decreased $24,670 from the comparable quarter of the prior fiscal year. As a percentage of sales, Selling, General and Administrative expenses for the three months ended December 31, 2000 increased by 2.9% when compared to the first quarter of the prior fiscal year

The decrease in sales and promotional expense of $134,820 was mainly due to:

-       Lower commission payments
-       Lower marketing costs in the UK and France sales offices

Customer Support costs decreased $27,101 due to lower compensation expense.

The increase in General and Administrative expenses of $ 137,251 was primarily due to :

-------   ------------------------------------------------

- The hiring of Corporate in house counsel and a Director of MIS operations during the second half of fiscal 2000
-       Compensation costs related  Eskape Labs administrative personnel
- Amortization of goodwill and intangible assets related to the Eskape acquisition
-       Contractual salary increases for senior executives
-       Increased rent costs due to expanded office space for Eskape operations

     Research and development expenses decreased $9,710 or approximately 2.4%. The decrease was due to lower compensation costs at the Company's Singapore office.

     The Company had net other expense for the three months ended December 31, 2000 of $52,369 compared to net other income for the prior years first fiscal quarter of $84,402. The decrease in net other income was primarily due to less interest earned, lower foreign currency gains due to the decline of the Euro, which included a loss of $61,346 relating to changes in the fair value of outstanding Euro contracts and interest expense on borrowings outstanding during the first quarter of fiscal 2001.

     The Company recorded an income tax benefit of $82,086 for the quarter ended December 31, 2000 compared to a tax provision of $430,000 for the three months ended December, 31 1999. Effective October 1, 1999, the Company restructured its foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity that services the Company's European customers. The company's tax benefit for the three months ended December 31, 2000 resulted from the tax liability attributed to the Company's European operation offset by the higher income tax benefit attributed to the Company's United States operations due to the higher U.S. effective tax rate.

     The adoption of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative instruments and Hedging Activities", resulted in a $204,000 gain, net of taxes of $115,000, due to the cumulative effect of a change in accounting principle.

     As a result of the above, the Company recorded net income for the three months ended December 31, 2000 of $964,780, which resulted in basic and diluted income per share of $0.11 and $0.10 on weighted average basic and diluted shares of 8,885,010 and 9,305,758, respectively, compared to net income of $1,476,155 for the three months ended December 31, 1999, which resulted in basic and diluted earnings per share of $0.17 and $0.15, on weighted average shares of 8,693,178 and 9,783,840, respectively. Options to purchase 264,748 shares of common stock, ranging in prices from $5.25 to $10.06, were outstanding as of December 31, 2000, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

-------   ------------------------------------------------

Company's first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. The Company experienced this trend in each of the fiscal years ended September 30, 2000 and September 30, 1999. In addition, the Company's international sales, mostly in the European market, were 71%, 73% and 72% of sales for the years ended 2000, 1999 and 1999, respectively. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

     To offset the above cycles, the Company continues to target a wide a range of customer types in order to moderate the seasonality of retail sales.

Liquidity and Capital Resources
-------------------------------

The Company's cash, working capital and stockholders' equity position is disclosed below:

                                December 31, 2000       September 30, 2000
                                -----------------       ------------------
Cash                              $  4,351,121              $   2,744,855
Working capital                     12,812,724                 11,766,900
Stockholders' equity                14,639,518                 13,653,677

The significant items of cash provided by and cash (consumed) for the three month period ended December 31, 2000 are detailed below:


Net income (adjusted for non cash items), excluding deferred tax benefits      $ 1,037,264
Loan repayments                                                                   (640,000)
Increase in current  liabilities-net                                             1,588,709
Increase in investment for current assets                                         (354,218)
Purchase of Property, Plant & Equipment                                            (37,049)
Other                                                                               11,560

     Net cash of $ 2,271,755 provided by operating activities was primarily due to net income adjusted for non cash items of $1,037,264 and the increase in net current liabilities of $1,588,709 offset by an increase in current assets of $354,218. Other items of cash consumption included $640,000 in loan repayments and $37,049 used to purchase fixed assets.

     On July 12, 2000 the Company has signed an agreement with Chase Manhattan Bank, providing the Company with a $6,500,000 credit facility. The facility allows the Company, at its option, to borrow at the prime rate or 1.25% above the London Interbank Offered Rate "LIBOR". The facility is secured by the assets of the company and expires on March 31, 2001. As of December 31, 2000, $360,000 was outstanding under this line of credit.

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 600,000 shares of its own Common Stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of December 31 2000, 429,602 treasury shares valued at $1,334,064 at an average price of $ 3.11 were held by the Company as treasury shares.

-------   ------------------------------------------------

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

Effect of New Accounting Pronouncements
---------------------------------------

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.101 (SAB101), "Revenue Recognition in financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. Based on the SEC's latest timeline for implementing SAB 101, the Company would be required to comply with the guidelines in the fourth quarter of fiscal 2001. The adoption of this bulletin is not expected to have an effect on the consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks
-------  -----------------------------------------------------------

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

-------  ----------------------------------------------------------------------

sustains a strengthening position against the currencies in which the Company sells it products, the Company's revenues can be adversely affected.

Special Note Regarding Forward Looking Statements
-------------------------------------------------

     Certain statements in this Release constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described in the Company's filings with the Securities and Exchange Commission, including but not limited to the Company's Annual Report in Form 10-K for the fiscal year ended September 30, 2000.

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


Item 6  Exhibits and Reports on Form 8-K
------  --------------------------------

(a) Exhibits
    --------

           None

(b) Reports on form 8-K
    -------------------

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HAUPPAUGE DIGITAL, INC.
                                           -----------------------
                                                 Registrant



Date: February, 12  2001                           By /s/ Kenneth Plotkin
      -------------------                             --------------------
                                                      KENNETH PLOTKIN
                                                      Vice President and
                                                      Chief Executive Officer



Date: February 12,  2001                           By  /s/ Gerald Tucciarone
     -------------------                               ---------------------
                                                       GERALD TUCCIARONE
                                                       Treasurer and Chief
                                                       Financial Officer