Form 10-Q
period 2001-03-31
HAUPPAUGE DIGITAL INC
filed 2001-05-15
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        March 31, 2001
                                       ---------------
                                       OR

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


As of May 7, 2001, 8,896,152 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    ----------------------------------------

                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.Financial Statements                                            Page No.
                                                                       --------

Condensed Consolidated Balance Sheets-
   March 31, 2001 (unaudited) and September 30, 2000                       3

Condensed Consolidated Statements of Income-
  Six Months ended March 31, 2001 (unaudited) and 2000 (unaudited)         4

Condensed Consolidated Statements of Income-
  Three Months ended March  31, 2001 (unaudited)  and 2000 (unaudited)     5

Condensed Consolidated Statements of Cash Flows-
  Six Months ended March  31, 2001 (unaudited) and 2000 (unaudited)        6

Notes to Condensed Consolidated Financial Statements                       7-10

Item 2. Management's Discussion and Analysis of Financial Condition       11-17
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risks        18

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                 18

Item 6.  Exhibits and Reports on form 8-K                                  19


SIGNATURES                                                                 20
----------

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                March 31,
                                          ASSETS                                   2001           September 30,
                                                                               (Unaudited)             2000
                                                                               ---------------   -------------------
 CURRENT ASSETS:
     Cash and cash  equivalents                                                $ 2,988,016        $  2,744,855
     Accounts receivable, net of allowance for doubtful accounts
       of   $215,000 and $165,000                                                5,438,096           6,172,993
     Inventories                                                                13,112,653          12,289,975
     Prepaid expenses and other current assets                                   1,439,002             456,431
     Income taxes receivable                                                     1,496,045           1,496,045
     Deferred tax assets                                                         1,267,797           1,267,797
                                                                                 ---------           ---------
                Total current assets                                            25,741,609          24,428,096


    Property, plant and equipment-net                                              952,416             977,030
    Goodwill and intangible assets-net                                             771,419             824,519
    Security deposits and other non current assets                                  85,228              85,228
                                                                                    ------              ------
                                                                               $27,550,672         $26,314,873
                                                                               ===========         ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY :

 CURRENT LIABILITIES:
    Accounts payable                                                           $10,646,019         $10,481,714
    Accrued expenses                                                             1,428,224             952,482
    Loan payable                                                                   360,000           1,000,000
    Income taxes payable                                                           114,687             227,000
                                                                                   -------             -------
              Total current liabilities                                         12,548,930          12,661,196
                                                                                ==========          ==========

 STOCKHOLDERS' EQUITY:
    Common stock $.01 par value; 25,000,000 shares authorized,  9,325,754
       and 9,312,578  issued as of  March 31 , 2001  and September 30, 2000         93,258              93,126
    Additional paid-in capital                                                  12,092,673          12,046,421
    Retained earnings                                                            4,112,690           2,848,194
    Accumulated other comprehensive income                                          37,185                -
   Treasury Stock, at cost, 429,602 shares                                      (1,334,064)         (1,334,064)
                                                                                ----------          ----------
              Total stockholders' equity                                        15,001,742          13,653,677
                                                                                ----------          ----------
                                                                               $27,550,672         $26,314,873
                                                                               ===========         ===========

     See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                      Six Months Ended March 31,
                                                                                       2001              2000

                                                                                     (Unaudited)     (Unaudited)
                                                                                     -----------     -----------

Net Sales                                                                           $ 32,390,983    $ 41,568,846
Cost  of  Sales                                                                       25,216,671      32,667,695
                                                                                      ----------      ----------
    Gross Profit                                                                       7,174,312       8,901,151
                                                                                       ---------       ---------
Selling, General and  Administrative Expenses                                          5,463,890       5,866,136
Research  and  Development Expenses                                                      741,028         762,825
                                                                                         -------         -------
    Income from operations                                                               969,394       2,272,190

Other Income (expense):

  Interest income                                                                         18,546          72,703
  Interest expense                                                                       (19,720)           -
  Other, net                                                                            (120,024)        (96,274)
                                                                                        --------         -------
      Income before income tax (benefit)  expense                                        848,196       2,248,619

Income tax (benefit)  expense                                                           (212,300)        515,000
                                                                                        --------         -------
      Income before cumulative effect of a change in accounting principle              1,060,496       1,733,619
  Cumulative effect of a change in accounting principle, net of taxes of  $115,000       204,000            -
                                                                                         -------       ---------
       Net income                                                                     $1,264,496     $ 1,733,619
                                                                                      ==========     ===========
Per share results-basic:
Income before cumulative effect of a change in accounting principle                        $0.12           $0.20
Cumulative effect of a change in accounting principle                                      $0.02               -
                                                                                      ----------     -----------
      Net income per share-basic                                                           $0.14           $0.20
                                                                                      ==========     ===========

Per share results-diluted:
Income before cumulative effect of a change in accounting principle                        $0.11           $0.18
Cumulative effect of a change in accounting principle                                      $0.02               -
                                                                                      ----------     -----------
     Net income per share-diluted                                                          $0.13           $0.18
                                                                                      ==========     ===========


      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                  Three Months Ended March 31,
                                                                    2001               2000

                                                                  (Unaudited)       (Unaudited)
                                                                  -----------       -----------
Net Sales                                                        $ 14,495,209       $ 19,525,197
Cost  of  Sales                                                    11,291,068         15,719,289
                                                                   ----------         ----------
    Gross Profit                                                    3,204,141          3,805,908

Selling, General and  Administrative Expenses                       2,618,042          2,995,618
Research  and  Development Expenses                                   347,768            359,855
                                                                      -------            -------
    Income from operations                                            238,331            450,435

Other Income (expense):
  Interest income                                                       9,715             26,203
  Interest expense                                                     (7,870)                 -
  Other, net                                                          (70,674)          (134,174)
                                                                      -------           --------
      Income before income tax (benefit)  expense                     169,502            342,464

Income tax (benefit)  expense                                        (130,214)            85,000
                                                                     --------             ------
     Net income                                                   $   299,716       $    257,464
                                                                  ===========       ============

Per share results:
Basic                                                                   $0.03              $0.03
Diluted                                                                 $0.03              $0.03
                                                                  ===========       ============


      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                        Six Months Ended March , 31
                                                                            2001             2000
                                                                        (Unaudited)      (Unaudited)
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  1,264,496      $  1,733,619
                                                                      ------------      ------------
   Adjustments to reconcile net income to net cash
   provided by (used in)  operating activities:
     Depreciation and amortization                                         198,052           115,459
     Provision for uncollectible accounts receivable                        10,000            30,000
     Deferred tax benefits                                                    -               11,195
     Other non cash items                                                   19,002            41,008
  Changes in current assets and liabilities:
      Accounts receivable                                                  724,897        (2,373,205)
      Inventories                                                         (822,678)         (631,191)
      Prepaid expenses and other  current assets                          (767,683)         (287,410)
      Other assets                                                            -             (414,358)
      Accounts payable and other current liabilities                       350,031          (899,068)
                                                                           -------          --------
                                                                          (288,379)       (4,407,570)
                                                                          --------        ----------
 Net cash provided by (used in) operating activities                       976,117        (2,673,951)
                                                                           -------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property, plant and equipment                        (120,338)         (289,350)
                                                                          --------          --------
 Net cash used in investing activities                                    (120,338)         (289,350)
                                                                          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from employee stock purchases                              27,382           383,999
        Loan repayments                                                   (640,000)             -
                                                                          ---------         --------
 Net cash (used in) provided by  financing activities                     (612,618)          383,999
                                                                          ---------         --------
 Net  increase (decrease)  in cash and cash equivalents                    243,161        (2,579,302)
Cash and Cash Equivalents, beginning of period                           2,744,855         6,122,922
                                                                         ---------         ---------
Cash and Cash Equivalents, end of period                               $ 2,988,016       $ 3,543,620
                                                                       ===========       ===========
SUPPLEMENTAL DISCLOSURES:

   Interest paid                                                       $    13,681              -
   Income taxes paid                                                         4,506          $414,677
                                                                             =====          ========


      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and six month period ended March 31, 2001 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2000 Form 10-K.

     On October 1, 2001, the Company has adopted the classification requirements for shipping and handling fees and costs as required under EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Accordingly, shipping and handling fees and costs, which historically were included in Selling, General and Administrative expenses, are recorded in Cost of Sales. Prior periods have been restated to conform with this presentation.

     The operating results for the three and six month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the September 30, 2001 year end.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivatives to reduce its exposure to fluctuations in foreign currencies. Derivative products, such as foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying certain forecasted transactions with customers. The Company's accounting policies for these instruments are based on its designation of such instruments as hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivatives on the balance sheet at fair value.

     For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated Comprehensive Income (a component of stockholders' equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e the ineffective portion and any portion of the derivative excluded from the assessment of effectiveness) is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

FOREIGN CURRENCY TRANSLATION TRANSACTIONS

     An Asian subsidiary of the Company reports its financial position and results of operations in the reporting currency of the Company.

     The financial position and results of operations of the Company's European subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income account in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in earnings.

ACCUMULATED OTHER  COMPREHENSIVE INCOME

     Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. Accumulated other comprehensive income is comprised of the cumulative effects of foreign currency translation.

NOTE 2.  INVENTORIES

     Inventories have been valued at the lower of average cost or market. The components of inventory consist of:

                                         March  31,           September 30,
                                           2001                   2000
                                           ----                   ----

     Component Parts                   $ 5,536,654           $  6,059,247
     Work in Progress                       50,530                111,446
     Finished Goods                      7,525,469              6,119,282
                                       -----------           ------------
                                       $13,112,653           $ 12,289,975
                                       ===========           ============

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

                                                       Three Months Ended
                                                           March  31,
                                                      2001            2000
                                                      ----            ----

Weighted average shares outstanding-basic          8,887,719       8,819,900
Number of shares issued on the assumed
   Exercise of stock options                         353,100       1,112,433
                                                   ---------       ---------
Weighted average shares outstanding-diluted        9,240,819       9,932,333
                                                   ---------       ---------
                                       8

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                       Six Months Ended
                                                          March  31,
                                                      2001          2000
                                                      ----          ----

Weighted average shares outstanding-basic          8,886,349       8,796,541
Number of shares issued on the assumed
   Exercise of stock options                         384,791       1,067,585
                                                   ---------       ---------
Weighted average shares outstanding-diluted        9,271,140       9,864,126
                                                   ---------       ---------

     On February 10, 2000 the Company's Board of Directors authorized a two for one stock split effected as a 100% common stock dividend, which was effective as of March 27, 2000. All prior periods have been retroactively restated to reflect the stock split.

     Options to purchase 366,410 and 317,461 shares of common stock, ranging in prices from $3.94 to $10.06, were outstanding for the three month and six month period ended March 31, 2001, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

NOTE 4.  BUSINESS ACQUISITION

     On June 1, 2000 the Company acquired certain assets of EsKape Labs Inc. ("EsKape"), a California based Company specializing in designing and manufacturing television and video products for Apple Macintosh computers. The purchased assets expands and complements the Company's product line into the Macintosh market. The cash price for the acquisition, which was accounted for under the purchase method, was approximately $900,000, including $100,000 for direct transaction costs and a restrictive covenant totaling $50,000. The excess of the acquisition cost over the fair value of identifiable assets acquired is being amortized on a straight line basis over 10 years, and the restrictive covenant on a straight line basis over 2 years.

     In addition to the price paid for the acquired assets, the purchase agreement also calls for contingent additional consideration, which if earned will be treated as additional purchase price, as follows:

o For the twelve months commencing June 1, 2000, the purchaser shall pay to the seller an earn out equal to 16.25% of net sales of such product, as defined in the purchase agreement, which are in excess of $4,000,000.
o In no event shall an earn out be paid if the net sales for such period are $4,000,000 or less
o    In no event shall the additional consideration exceed $2,600,000
o Any additional consideration due the seller shall be paid in Hauppauge Stock, valued at $11.50 and subject to customary adjustments for stock splits, stock dividends and the like. If the issuance of shares in payment of the additional consideration results in the seller or its authorized successors owning more than 5% of the issued and outstanding shares of Hauppauge, the purchaser may, at its sole discretion, substitute cash for any portion of the additional consideration which would result in the seller being the holder of more than 5% of the then outstanding shares of Hauppauge stock. Upon determination that the earn out has been achieved, the Company will use the current fair value of the Company's stock in valuing the shares issued.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The supplemental information below summarizes, on a pro forma basis, the companies results for the six months ended March 31, 2000 had the companies combined at the beginning of the period presented.

                                Three months ended         Six months ended
                                  March 31, 2000            March 31, 2000
                                  --------------            --------------

Net sales                         $ 19,632,542               $ 41,824,225
Net income                             220,595                  1,179,179

Earnings  per share
Basic                                    $0.03                      $0.13
Diluted                                  $0.02                      $0.12

     Pro forma net income (loss) may not be indicative of actual results, primarily because the pro forma results are historical results of Hauppauge Digital Inc. and of the acquired entity and do not reflect any cost savings that may be obtained from the integration and elimination of redundant functions.

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS

     On October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. The Company has reflected the impact from the adoption of SFAS 133 as a cumulative effect of a change in accounting principle, net of the related tax expense.

     The Company has significant international sales in foreign currencies and continues its policy of hedging forecasted sales with foreign currency forward contracts that expire within six months. These derivative instruments are employed, based on management's judgement concerning the trade off between risk and cost, in an attempt to eliminate or minimize certain foreign currency exposures that can be identified and quantified.

     For the three and six months ended March 31, 2001, the Company recorded approximately $66,000 and $788,000 as an increase to net sales related to changes in the fair value of its derivative contracts.

                           HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6. OTHER  COMPREHENSIVE INCOME

     Net comprehensive income for the three months and six months ended March 31, 2001 and March 30, 2000 is as follows:


                                                   Three months ended              Six months ended
                                                March 31,       March 31,    March 31,      March 31,
                                                  2001           2000          2001           2000
                                                  ----           ----          ----           ----
Net income                                     $299,716       $257,464      $1,264,496     $1,733,619
Foreign currency translation adjustments         37,185              -          37,185              -
                                               --------       --------      ----------     ----------
Net comprehensive income                       $336,901       $257,464      $1,301,681     $1,733,619
                                               ========       ========      ==========     ==========


NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.101 (SAB101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. Based on the SEC's latest timeline for implementing SAB 101, the Company would be required to comply with the guidelines in the fourth quarter of fiscal 2001. The adoption of this bulletin is not expected to have a material effect on the consolidated financial statements.

     In April 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which addresses whether consideration from a vendor to a reseller of the vendor's products is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement EITF 00-25 should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company is currently evaluating the impact that EITF 00-25 will have on its results of operations and cash flows.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          -------------------------

Results of Operations
---------------------

Six Month Period ended March 31, 2001 versus March 31, 2000
-----------------------------------------------------------

     Sales for the six months ended March 31, 2001 were $32,390,983 compared to $41,568,846 for the prior year, a decrease of $9,177,863 or 22%, comprised of a 47% decrease in domestic sales, a 17% decrease in European sales and a 115% increase in Asian sales.

------------------------------------------------------

The primary forces causing the decrease were:

o        Reduction in analog  board sales
o        Slower rollout of  the personal video recorder product
o        Lower average Euro to dollar  exchange rates

     Unit sales for the six months ended March 31, 2001 decreased about 18% to approximately 495,000 as compared to approximately 604,000 for the prior year. Sales to domestic customers were 19% of net sales compared to 28% for the prior year. Sales to European customers were 73% of net sales compared to 69% for the same period of the prior year. Sales to Asian customers were 8% compared to 3% for the prior year.

     Gross profit for the six month period ended March 31, 2001 was $7,174,312 as compared to $8,901,149, a decrease of $1,726,837, comprised of a $1,964,980 decrease due to lower sales and a $238,143 increase due an increase in the gross profit percentage. The gross profit percentage was 22.15% for the six months ended March 31, 2001 compared to 21.41 % for the prior year. The increase in the gross margin percentage was mainly due to:

o Cost savings obtained from the shifting of product pack out from an outside third party to the Company's distribution center in Ireland
o    Larger sales  mix of  higher gross  margin product

     The chart below illustrates the components of selling, general and administrative expenses:


                                             Six months ended March  31,
                                             ----------------------  ---
                                  Dollar Costs                        Percentage of Sales
                                  ------------                        -------------------
                                                       Increase                      Increase/
                               2001         2000      (Decrease)     2001     2000   (Decrease)
                               ----         ----      -----------    ----     ----   ---------
Sales and Promotional      $ 3,581,356   4,119,276    $ (537,920)    11.1%    9.9%     1.2%
Customer Support               194,327     252,564       (58,237)      .6%     .6%       -%
General and Admin            1,688,207   1,494,296       193,911      5.2%    3.6%     1.6%
                           -----------   ----------   -----------    ----    -----     ----
    Total                  $ 5,463,890  $5,866,136    $ (402,246)    16.9%   14.1%     2.8%



Selling General and Administrative expenses decreased $402,246 from the comparable quarter of the prior year. As a percentage of sales, Selling, General and Administrative expenses for the six months ended March 31, 2001 increased by 2.8% when compared to the comparable period in the prior year.

The decrease in sales and promotional expense of $537,920 was mainly due to :

o Lower advertising costs of $238,245 due to lower co-operative advertising
o Reduced European sales office costs of $228,313
o Lower commission payments of $178,426 due to lower sales
o Increased compensation costs of $ 77,882 due to the addition of Eskape personnel

------------------------------------------------------

Customer Support costs decreased $58,237 mainly due to lower compensation expense of $44,642

The increase in General and Administrative expenses of $193,911 was primarily due to :

o Increase in compensation costs of $ 184,252 related to the hiring of an MIS Director and an in house attorney, compensation costs related to the addition of Eskape Labs administrative personnel and contractual increases
o Increased amortization costs of $82,593 mainly due to the amortization of goodwill and intangible assets related to the Eskape acquisition
o Decreased professional fees of $115,025 related to termination of outside consulting agreements and lower legal costs relating to legal fees incurred for the start up of the Company's Luxembourg operation during fiscal 2000.
o Increased communication costs of $15,300 for additional phone lines required for Eskape personnel
o Increased rent costs of $17,400 due to expanded office space for Eskape operations

     Research and development expenses decreased $21,797 or approximately 2.9`%. The decrease was due to lower compensation costs at the Company's Singapore office.

     The Company had net other expense for the six months ended March 31, 2001 of $121,198 compared to net other expense for the prior year of $23,569. The increase in net other expense was primarily due to foreign currency transaction losses plus interest expense on borrowings outstanding and lower interest income.

     The Company recorded an income tax benefit of $212,300, for the six months ended March 31, 2001 compared to a tax provision of $515,000 for prior year. Effective October 1, 1999, the Company restructured its foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity that services the Company's European customers. The Company's net tax benefit for the six months ended March 31, 2001 is as follows:

Tax (benefit) attributable to U.S operations                    $ (369,000)
Tax expense to European operations                                 156,700
                                                                   -------
         Net tax (benefit)                                      $ (212,300)

Due to the higher U.S. effective tax rate, the tax benefit on the loss attributable to the Company's U.S. operations of $369,000 offset the tax liability of $ 156,700 attributable to the Company's European operations.

     The adoption of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative instruments and Hedging Activities", resulted in a $204,000 gain, net of taxes of $115,000, due to the cumulative effect of a change in accounting principle.

     As a result of the above, the Company recorded net income for the six months ended March 31, 2001 of $1,264,496, which resulted in basic and diluted income per share of $0.14 and $0.13 on weighted average basic and diluted shares of 8,886,349 and 9,271,140, respectively, compared to net income of $1,733,619 for the six months ended March 31, 2000, which resulted in basic and diluted earnings per share of $0.20 and $0.18, on weighted average shares of 8,796,541 and 9,864,126, respectively. Options to purchase 317,461 shares of common stock, ranging in prices from $3.94 to $10.06, were outstanding as of March 31, 2001, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

------------------------------------------------------

Three Month Period ended March  31, 2001 versus  March  31, 2000
------------------------------  ---------------  -----  --------

     Sales for the three months ended March 31, 2001 were $14,495,209 compared to $19,525,197 for the prior year's second quarter, a decrease of $5,029,988 or 26%, comprised of a 53% decrease in domestic sales, a 21% decrease in European sales and a 58% increase in Asian sales.

The primary forces causing the decrease were:

o        Reduction in analog  board sales
o        Slower rollout of  the  personal video recorder product
o        Lower average Euro to dollar  exchange rates

     Unit sales for the three months ended March 31, 2001 decreased about 29% to approximately 209,000 as compared to approximately 295,000 for the prior year. Sales to domestic customers for second quarter were 15% of net sales compared to 24% for the prior year's second quarter. Sales to European customers were 77% of net sales for the second quarter compared to 72% for the comparable quarter of the prior year. Sales to Asian customers were 8% for the quarter ended March 31, 2001 compared to 4% for the prior year's second quarter.

     Gross profit for the three month period ended March 31, 2001 was $3,204,141 as compared to $3,805,908 a decrease of $ 601,767, comprised of a $980,345 decrease due to lower sales and a $378,578 increase due an increase in the gross profit percentage. The gross profit percentage was 22.10% for the three months ended March 31, 2001 compared to 19.49 % for the prior year's second quarter. The increase in the gross margin percentage was mainly due to :

o Cost savings obtained from the shifting of product pack out from an outside third party to the Company's distribution center in Ireland
o    Larger sales  mix of  higher gross  margin product

     The chart below illustrates the components of selling, general and administrative expenses:


                                                                     Three months ended March 31,
                                                                     ----------------------------
                                    Dollar Costs                         Percentage of Sales
                                    ------------                          -------------------
                                                         Increase                          Increase/
                                2001         2000       (Decrease)       2001     2000    (Decrease)
                                ----         ----        ---------       ----     ----    ----------
Sales and Promotional       $1,684,562     2,087,662    $(403,100)       11.6%    10.6%      1.0%
Customer Support                94,895       126,031      (31,136)         .7%      .7%        -%
General and Admin              838,585       781,925       56,660         5.8%     3.9%      1.9%
                            ----------     ---------    ----------       -----    ----       ----
    Total                   $2,618,042    $2,995,618    $(377,576)       18.1%    15.2%      2.9%


Selling General and Administrative expenses decreased $377,576 from the comparable quarter of the prior fiscal year. As a percentage of sales, Selling, General and Administrative expenses for the three months ended March 31, 2001 increased by 2.9% from the comparable quarter of the prior year.

------------------------------------------------------

The decrease in sales and promotional expense of $403,100 was mainly due to :

o Lower advertising cost of $271,608 due to lower co-op advertising
o Reduced European sales office costs of $151,142
o Lower commission payments of $40,900 due to lower sales
o Increased compensation costs of $43,492 due to the addition of Eskape Lab personnel and higher European sales rep compensation

Customer Support costs decreased $31,136 mainly due to lower compensation costs of $23,230.

     The increase in General and Administrative expenses of $ 56,660 was primarily due to :

o Increase in compensation costs of $ 72,145 related to the hiring of an MIS Director and an in house attorney, compensation costs related to the Eskape Labs administrative personnel and contractual increases
o Increased amortization costs of $44,237 mainly due to the amortization of goodwill and intangible assets related to the Eskape acquisition
o Decreased professional fees cost of $80,446 related to termination of outside consulting agreements and lower legal costs relating to legal fees incurred for the start up of the Company's Luxembourg operation during fiscal 2000
o Increased rent costs of $8,700 due to expanded office space for Eskape operations
o Increased communications costs of $ 5,994 for additional phone lines required for Eskape personnel

     Research and development expenses decreased $12,087 or approximately 3.4%. The decrease was due to lower compensation costs at the Company's Singapore office and less parts consumed for development stage products.

     The Company had net other expense for the three months ended March 31, 2001 of $68,829 compared to net other expense for the prior year's second quarter of $107,971. The decrease in net other expense was primarily due to lower foreign currency transactions losses plus interest expense on borrowings outstanding and lower interest income.

     The Company recorded an income tax benefit of $130,214 for the quarter ended March 31, 2001 compared to a tax provision of $85,000 for the three months ended March 31,2000. Effective October 1, 1999, the Company restructured its foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity that services the Company's European customers. The Company's net tax benefit for the three months ended March 31, 2001 is as follows:

Tax (benefit) attributable to U.S operations                    $   (190,214)
Tax expense to European operations                                    60,000
                                                                      ------
         Net tax (benefit)                                      $   (130,214)

Due to the higher U.S. effective tax rate, the tax benefit on the loss attributable to the Company's U.S. operations of $190,214 offset the tax liability of $ 60,000 attributable to the Company's European operations.

------------------------------------------------------

     As a result of the above, the Company recorded net income for the three months ended March 31, 2001 of $299,716, which resulted in basic and diluted income per share of $0.03 on weighted average basic and diluted shares of 8,887,719 and 9,240,819, respectively, compared to net income of $257,464 for the three months ended March 31, 2000, which resulted in basic and diluted earnings per share of $0.03 on weighted average shares of 8,796,541 and 9,864,126, respectively. Options to purchase 366,210 shares of common stock, ranging in prices from $3.94 to $10.06, were outstanding as of March 31, 2001, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

     Since the Company sells primarily to the consumer market, the Company has experienced certain revenue trends. The Company has historically recorded stronger sales results during the Company's first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. The Company experienced this trend in each of the fiscal years ended September 30, 2000 and September 30, 1999. In addition, the Company's international sales, mostly in the European market, were 71%, 73% and 72% of sales for the years ended 2000, 1999 and 1998, respectively. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

     To offset the above cycles, the Company continues to target a wide a range of customer types in order to moderate the seasonality of retail sales.

Liquidity and Capital Resources
-------------------------------

The Company's cash, working capital and stockholders' equity position is disclosed below:

                            March  31, 2001          September 30, 2000
                            ---------------          ------------------
Cash                        $  2,988,016             $  2,744,855
Working capital               13,192,679               11,766,900
Stockholders' equity          15,001,742               13,653,677

The significant items of cash provided by and cash (used by) for the six month period ended March 31, 2001 are detailed below:


Net income (adjusted for non cash items), excluding deferred tax benefits      $ 1,491,550
Loan repayments                                                                   (640,000)
Increase in current  liabilities-net                                               350,031
Increase in investment for current assets                                         (865,464)
Purchase of Property, Plant & Equipment                                           (120,338)
Other                                                                               27,382


     Net cash of $976,117 provided by operating activities was primarily due to net income adjusted for non cash items of $1,491,550 and the increase in net current liabilities of $350,031 offset by an increase in current assets of $865,464. Other items of cash consumption included $640,000 in loan repayments and $120,338 used to purchase fixed assets.

     On July 12, 2000, the Company signed an agreement with Chase Manhattan Bank, providing the Company with a $6,500,000 credit facility. The facility allows the Company, at its option, to borrow at the prime rate or 1.25% above the London Interbank Offered Rate "LIBOR". The facility is secured by the assets of the Company and on April 5, 2001, the line of credit was renewed by Chase for another year, expiring on March 31, 2002. As of March 31, 2001, $360,000 was outstanding under this line of credit.

-----------------------------------------

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 600,000 shares of its own Common Stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of March 31, 2001, 429,602 treasury shares valued at $1,334,064 at an average price of $ 3.11 were held by the Company as treasury shares.

     The Company believes that its current cash position, its internally generated cash flow and its line of credit will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months.

     In January, Ken Aupperle, the Company's President passed away unexpectedly. The Company had previously obtained life insurance policies on its two senior executives. The policies relating to Mr. Aupperle, for which the Company is the beneficiary, total $2,000,000. The Company is currently in the process of obtaining the required information necessary to file the claims. At such time that the Company is reasonably assured that the insurance proceeds will be received, the Company will record a one-time non-operating income item for the insurance proceeds.

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

     In April 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which addresses whether consideration from a vendor to a reseller of the vendor's products is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. EITF 00-25 should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. The Company is currently evaluating the impact that EITF 00-25 will have on its results of operations and cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks
-------  -----------------------------------------------------------

     Due to extensive sales to European customers denominated in local currencies, the Company is a net receiver of currencies other than the U.S. dollar and as such benefits from a weak dollar and is adversely affected by a strong dollar relative to the major worldwide currencies, especially the Euro and British Pound Sterling. Consequently, changes in exchange rates expose the Company to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar. The Company attempts to reduce these risks by entering into foreign currency forward contracts with financial institutions to protect against currency exchange risks associated with its foreign denominated accounts receivable.

     The strength or weakness of the U.S. dollar against the value of the Euro and British Pound Sterling impact the Company's revenues and financial results. Changes in exchange rates may positively or negatively affect the Company's revenues, gross margins, operating income and retained earnings (which are expressed in U.S. dollars). Where it deems prudent, the Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Primarily selling foreign currencies through forward window contracts, the Company attempts to hedge its foreign sales against currency fluctuations.

     These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. The contracts the Company procures are specifically entered into as a hedge against existing or anticipated exposure based on forecasted sales. The Company does not enter into contracts for speculative purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against the currencies in which the Company sells it products, the Company's revenues can be adversely affected.

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

Item 1.  Legal Proceedings
         -----------------

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

---------------------------

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

     On July 25, 2000, AII filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit, appealing the District Court's Order granting the Motion for Partial Adjudication of Claim Construction Issues and Order entering Final Judgment of Non infringement. AII filed its Brief for Plaintiff-Appellant on October 13, 2000, while the Company joined the Brief for Defendants-Appellees, filed on December 22, 2000. As with the prior action in the District Court, the Company intends to defend this action vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits
------------

           None

(b) Reports on form 8-K
-----------------------

           None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HAUPPAUGE DIGITAL, INC.
                                        -----------------------
                                               Registrant

Date:  May 15, 2001                     By:/s/ Kenneth Plotkin
       ------------                        --------------------
                                           KENNETH  PLOTKIN
                                           President and
                                           Chief Executive Officer

Date: May 15, 2001                      By:/s/ Gerald Tucciarone
      ------------                         ----------------------
                                           GERALD TUCCIARONE
                                           Treasurer and Chief
                                           Financial Officer