Form 10-Q
period 2001-06-30
HAUPPAUGE DIGITAL INC
filed 2001-08-20
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:        June 30,  2001
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
                Yes X       No
                   -----      ------

As of August 8, 2001, 8,934,619 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    ----------------------------------------

                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.Financial Statements                                            Page No.
                                                                       -------

Condensed Consolidated Balance Sheets-
   June 30, 2001 (unaudited) and September 30, 2000                       3

Condensed Consolidated Statements of Income-
  Nine  Months ended June 30, 2001 (unaudited) and 2000 (unaudited)       4

Condensed Consolidated Statements of Income-
  Three Months ended June  30, 2001 (unaudited)  and 2000 (unaudited)     5

Condensed Consolidated Statements of Cash Flows-
  Nine Months ended June  30, 2001 (unaudited) and 2000 (unaudited)       6

Notes to Condensed Consolidated Financial Statements                      7-12

Item 2. Management's Discussion and Analysis of  Financial Condition      12-19
           and Results of Operations

Item 3. Quantitiative and Qualitative Disclosures about Market Risks      19-20

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                20-21

Item 6.  Exhibits and Reports on form 8-K                                 22

SIGNATURES                                                                23
----------

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements

                                                                                  June 30,
                                                                                    2001              September 30,
                                                                                (Unaudited)              2000
                                                                              ----------------    -------------------
 CURRENT ASSETS:
     Cash and cash  equivalents                                               $  3,664,428         $  2,744,855
     Accounts receivable, net of allowance for doubtful accounts
       of   $183,000 and $165,000                                                2,427,415            6,172,993
     Inventories                                                                12,601,588           12,289,975
     Life insurance proceeds receivable                                          1,000,000                    -
     Prepaid expenses and other current assets                                     860,178              456,431
     Income taxes receivable                                                     1,428,071            1,496,045
     Deferred tax assets                                                         1,447,933            1,267,797
     Net fair value of forward exchange contracts                                  273,177                    -
                                                                                   -------            ---------
                Total current assets                                            23,702,790           24,428,096

    Property, plant and equipment-net                                              904,074              977,030
    Goodwill and intangible assets-net                                             744,869              824,519
    Security deposits and other non current assets                                  85,228               85,228
                                                                                    ------               ------
                                                                              $ 25,436,961         $ 26,314,873
                                                                              ============         ============


 LIABILITIES AND STOCKHOLDERS' EQUITY:

 CURRENT LIABILITIES:
    Accounts payable                                                          $  8,375,451         $ 10,481,714
    Accrued expenses                                                             1,457,360              952,482
    Loan payable                                                                   660,000            1,000,000
    Income taxes payable                                                                 -              227,000
                                                                                 ---------              -------
              Total current liabilities                                         10,492,811           12,661,196
                                                                                ----------           ----------

 STOCKHOLDERS' EQUITY:
    Common stock $.01 par value; 25,000,000 shares authorized,  9,354,458
       and 9,312,578  issued as of  June 30,  2001  and September 30, 2000          93,545               93,126
    Additional paid-in capital                                                  12,137,160           12,046,421
    Retained earnings                                                            4,307,716            2,848,194
    Accumulated other comprehensive income                                        (260,207)                   -
   Treasury Stock, at cost, 429,602 shares                                      (1,334,064)          (1,334,064)
                            -------                                             ----------           ----------
              Total stockholders' equity                                        14,944,150           13,653,677
                                                                                ----------           ----------
                                                                              $ 25,436,961         $ 26,314,873
                                                                              ============         ============

                                       3

     See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                                     Nine Months Ended June 30,
                                                                                      2001              2000
                                                                                   (Unaudited)       (Unaudited)
                                                                               ------------------ -----------------

Net Sales                                                                     $ 41,773,593         $ 53,291,070
Cost  of  Sales                                                                 32,866,647           43,682,784
                                                                                ----------           ----------
      Gross Profit                                                               8,906,946            9,608,286

Selling, General and  Administrative Expenses                                    7,849,728            8,801,365
Research  and  Development Expenses                                              1,094,832            1,177,749
Litigation settlement                                                              212,500                    -
                                                                                   -------            ---------
     Loss from operations                                                         (250,114)            (370,828)

 Other Income (expense):

 Interest income                                                                    26,811               91,591
 Interest expense                                                                  (26,546)                   -
 Foreign currency transaction losses                                               (10,129)            (158,824)
 Life insurance claim                                                            1,000,000                    -
Other income                                                                         7,200                    -
                                                                                     -----             --------
   Other Income (expense)                                                          997,336              (67,233)
                                                                                   -------              -------
      Income (loss) before income tax benefit                                      747,222             (438,061)
Income tax benefit                                                                (508,300)            (417,000)
                                                                                  --------             --------
      Income (loss) before cumulative effect of a change in accounting
  principle                                                                      1,255,522              (21,061)
      Cumulative effect of a change in accounting principle, net
  of taxes of  $115,000                                                            204,000                    -
                                                                                   -------             --------
       Net income (loss)                                                      $  1,459,522        $     (21,061)
                                                                              ============        =============
Net income per share results-basic:
Income before cumulative effect of a change in accounting principle                  $0.14                $0.00
Cumulative effect of a change in accounting principle                                $0.02                    -
                                                                                     -----                -----
      Net income per share-basic                                                     $0.16                $0.00
                                                                                     =====                =====
Net income per share results-diluted:
Income before cumulative effect of a change in accounting principle                  $0.14                $0.00
Cumulative effect of a change in accounting principle                                $0.02                    -
                                                                                     -----                -----
     Net income per share-diluted                                                    $0.16                $0.00
                                                                                     =====                =====

      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                                   Three Months Ended June 30,
                                                                                      2001             2000
                                                                                  (Unaudited)      (Unaudited)
                                                                                -------------      -------------

Net Sales                                                                     $  9,382,610         $ 11,722,224
Cost  of  Sales                                                                  7,649,976           11,015,087
                                                                                 ---------           ----------
    Gross Profit                                                                 1,732,634              707,137

Selling, General and  Administrative Expenses                                    2,385,838            2,935,229
Research  and  Development Expenses                                                353,804              414,924
Litigation settlement                                                              212,500                    -
                                                                                   -------            ---------
    Loss from operations                                                        (1,219,508)          (2,643,016)

Other Income (expense):
   Interest income                                                                   8,265               23,838
   Interest expense                                                                 (6,826)                   -
   Foreign currency transaction gains (losses)                                     109,895              (67,502)
   Life insurance claim                                                          1,000,000                    -
   Other income                                                                      7,200                    -
                                                                                     -----            ---------
Other Income (expense)                                                           1,118,534              (43,664)
                                                                                 ---------              -------
      Loss before income tax benefit                                              (100,974)          (2,686,680)
Income tax benefit                                                                (296,000)            (932,000)
                                                                                  --------             --------
     Net  income (loss)                                                          $ 195,026          $(1,754,680)
                                                                                 =========          ===========
Net income (loss)  per share results:
Basic                                                                                $0.02               $(0.20)
Diluted                                                                              $0.02               $(0.20)
                                                                                     =====               ======

      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                      Nine months ended June 30,
                                                                                        2001              2000
                                                                                    (Unaudited)         (Unaudited)
                                                                                   ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $  1,459,522       $    (21,061)
                                                                                   ------------       ------------
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
Depreciation and amortization                                                           303,865            185,369
Provision for uncollectible accounts receivable                                          10,000             30,000
Deferred tax benefits                                                                  (180,136)          (689,805)
Other non cash items                                                                     28,503             50,512

Changes in current assets and liabilities:
Accounts receivable                                                                  3, 735,578          1,492,405
Income taxes receivable                                                                  67,974                  -
Inventories                                                                            (311,613)         1,021,275
Life insurance receivable                                                            (1,000,000)                 -
Prepaid expenses and other  current assets                                             (403,747)          (283,560)
Net fair value of forward exchange contracts                                           (273,177)                 -
Accumulated other comprehensive income                                                 (260,207)                 -
Other assets                                                                                  -            (15,286)
Accounts payable and other current liabilities                                       (1,828,385)        (4,597,359)
                                                                                     ----------         ----------
                                                                                       (111,345)        (2,806,449)
                                                                                       --------         ----------
Net cash provided by (used in) operating activities                                   1,348,177         (2,827,510)
                                                                                      ---------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired                                                    -           (803,445)
Purchases of property, plant and equipment                                             (151,259)          (353,698)
                                                                                       --------           --------
Net cash used in investing activities                                                  (151,259)        (1,157,143)
                                                                                       --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchases                                                   62,655            446,858
Loan repayments-net of borrowings                                                      (340,000)                 -
                                                                                       --------         ----------
Net cash (used in) provided by  financing activities                                   (277,345)           446,858
                                                                                       --------            -------
Net  increase (decrease)  in cash and cash equivalents                                  919,573         (3,537,795)
Cash and Cash Equivalents, beginning of period                                        2,744,855          6,122,922
                                                                                      ---------          ---------
Cash and Cash Equivalents, end of period                                            $ 3,664,428        $ 2,585,127
                                                                                    ===========        ===========
SUPPLEMENTAL DISCLOSURES:

Interest paid                                                                         $  24,546                  -
Income taxes paid                                                                         4,506        $   414,677
                                                                                          =====        ===========

      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and nine month period ended June 30, 2001 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2000 Form 10-K.

     On October 1, 2001, the Company adopted the classification requirements for shipping and handling fees and costs as required under EITF No. 00-10, "Accounting for Shipping and Handling Fee Costs." Accordingly, shipping and handling fee costs, which historically were included in Selling, General and Administrative expenses, are recorded in Cost of Sales. Prior periods have been restated to conform with this presentation.

     The operating results for the three and nine month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the September 30, 2001 year end.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivatives to reduce its exposure to fluctuations in foreign currencies. Derivative products, such as foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying forecasted sales transactions with customers. The Company's accounting policies for these instruments are based on its designation of such instruments as hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivatives on the balance sheet at net fair value. As of June 30, 2001, a current asset of $273,177 reflecting the net fair value of the Company's derivatives was recorded on the balance sheet.

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

     The financial position and results of operations of the Company's European subsidiaries are determined using Euros as the functional currency. Certain assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each month end. Income statement accounts are translated at the average rate of exchange prevailing during the month. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income account in stockholders' equity. Gains and losses resulting from valuation changes against the Euro for revenue and expense accounts on the European books that are denominated in currencies other than Euros are included in earnings as a component of net income.

ACCUMULATED OTHER  COMPREHENSIVE INCOME

     Other comprehensive income refers to foreign currency denominated assets, liabilities, revenues, expenses, gains and losses translated at different foreign currency to US dollar rates. Under generally accepted accounting principles, foreign currency revenue and expense items are translated to U.S. dollars at an average translation rate. Current assets and liabilities are translated at month end rates, and accounts that are historical in nature, such as fixed assets and shareholders' equity, are translated at historical rates. The gains or losses resulting from using these different rates are excluded from net income and are recorded directly as an adjustment to shareholders' equity. As of June 30, 2001, the Company recorded a charge to shareholders' equity for accumulated other comprehensive income of $260,207, related to the translation of foreign currency denominated revenue, expense and balance sheet items.

NOTE 2.  INVENTORIES

     Inventories have been valued at the lower of average cost or market. The components of inventory consist of:

                               June  30,           September 30,
                                 2001                 2000
                                 -----                ----
     Component Parts        $ 3,468,524           $ 6,059,247
     Work in Progress            50,530               111,446
     Finished Goods           9,082,534             6,119,282
                              ---------             ---------
                            $12,601,588           $12,289,975
                            ===========           ===========

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

               HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES NOTES TO
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 3.  NET INCOME PER SHARE-CONTINUED

                                                     Three Months Ended
                                                          June  30,
                                                   2001            2000
                                                   ----            ----

Weighted average shares outstanding-basic      8,920,504           8,874,211
Number of shares issued on the assumed
    exercise of stock options                    243,992                   -
                                                 -------           ---------
Weighted average shares outstanding-diluted    9,164,496           8,874,211
                                               ---------           ---------

                                                     Nine Months Ended
                                                         June  30,
                                                  2001             2000
                                                  ----             ----
Weighted average shares outstanding-basic      8,903,812           8,822,336
Number of shares issued on the assumed
   exercise of stock options                     367,683                   -
                                                 -------           ---------
Weighted average shares outstanding-diluted    9,271,495           8,822,336
                                               =========           =========

     Options to purchase 1,636,726 shares were outstanding as of June 30, 2001. Options to purchase 590,222, and 530,222 shares of common stock, ranging in prices from $3.94 to $10.06, were outstanding for the three month and nine month period ended June 30, 2001, but were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 1,462,226 shares of common stock were outstanding as of June 30, 2000 but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

     In addition to the price paid for the acquired assets, pursuant to a purchase agreement which was amended March 7, 2001, the agreement calls for contingent additional consideration, which if earned will be treated as additional purchase price, as follows:

     - For the twelve months commencing November 1, 2000, the purchaser shall pay to the seller an earn out equal to 16.25% of net sales of such product, as defined in the purchase agreement, which are in excess of $4,000,000.

     - In no event shall an earn out be paid if the net sales for such period are $4,000,000 or less

     -    In no event  shall  the  additional  consideration  exceed  $2,600,000

           HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4.  BUSINESS ACQUISITION-CONTINUED

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

     For the three and nine months ended June 30, 2001, the Company recorded approximately $226,000 and $1,014,000 as an increase to net sales related to changes in the fair value of its derivative contracts.

NOTE 6. OTHER  COMPREHENSIVE INCOME

     Net comprehensive income for the three months and nine months ended June, 2001 and June 30, 2000 is as follows:


                                                      Three months ended                 Nine months ended
                                                    June 30,         June 30,       June 30,          June 30,
                                                     2001             2000            2001             2000
                                                     ----             ----            ----             ----
Net income (loss)                                 $ 195,026     $(1,754,680)      $ 1,459,522       $ (21,061)
Foreign currency translation adjustments           (297,382)              -          (260,207)              -
                                                   --------     -----------          --------       ----------
Net comprehensive income                          $(102,366)    $(1,754,680)      $ 1,199,315       $ (21,061)
                                                  =========     ===========       ===========       =========


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

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS-CONTINUED

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

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $722,169 and other intangible assets is $22,700. Amortization expense during the nine-month period ended June 30, 2001 was $79,650. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8.  LITIGATION SETTLEMENT

     In 1997, the Company licensed a file conversion library for use in its WinTV applications.

     On June 14, 2001, the Company received notice that Accusoft Corporation had commenced an action against it in the United States District Court for the District of Massachusetts (the "District Court"), alleging that the Company had infringed Accusoft's copyright in certain software in violation of Title 17 of the United States Code, had violated the terms of its software license by making excess copies of the software without paying additional royalties, and by using the software for unauthorized purposes.

     On July 31, 2001, the Company and Accusoft reached a settlement and release of all claims against the Company in exchange for payment of the settlement amount of $212,500.

ITEM 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations
               ---------------------------------------------

Results of Operations
---------------------

Nine Month Period ended June 30, 2001 versus June 30, 2000
----------------------------------------------------------

     Sales for the nine months ended June 30, 2001 were $41,773,593 compared to $53,291,070 for the prior year, a decrease of $11,517,477 or 22%, comprised of a 40% decrease in domestic sales, a 19% decrease in European sales and a 82% increase in Asian sales.

The primary forces causing the decrease were:

-       Reduction in analog  board sales
-       Sluggish worldwide economic conditions
-       Lower average Euro to dollar  exchange rates

     Unit sales for the nine months ended June 30, 2001 decreased about 17% to approximately 624,000 as compared to approximately 752,000 for the prior year. Sales to domestic customers were 21% of net sales compared to 28% for the prior year. Sales to European customers were 71% of net sales compared to 69% for the same period of the prior year. Sales to Asian customers were 8% compared to 3% for the prior year.

     Gross profit for the nine month period ended June 30, 2001 was $8,906,946 compared to $9,608,286 for the prior year, a decrease of $ 701,340, comprised of a $2,293,130 decrease due to lower sales and a $591,790 increase due to an increase in the gross profit percentage and an increase due to a $1 million inventory reserve booked in the third quarter of fiscal 2000. The gross profit percentage was 21.32% for the nine months ended June 30, 2001 compared to 18.03% for the prior year. The increase in the gross margin percentage was mainly due to:

- Cost savings obtained from the shifting of product pack out from an outside third party to the Company's distribution center in Ireland
-         Larger sales mix of higher gross margin product
-         Inventory reserve booked during the third quarter of fiscal 2000

------------------------------------------------------

     The chart below illustrates the components of selling, general and administrative expenses:


                                                           Nine months ended June  30,
                                                           ---------------------------
                                          Dollar Costs                                 Percentage of Sales
                                          ------------                                 -------------------
                                                                   Increase                                     Increase/
                                   2001                2000       (Decrease)           2001           2000     (Decrease)
                                   ----                ----        ----------          ----           ----     ----------
Sales and Promotional          $ 4,996,234          5,934,385    $ (938,151)           11.9%          11.1%       .8%
Customer Support                   292,476            370,186       (77,710)             .7%            .7%        -%
General and Admin                2,561,018          2,496,794        64,224             6.2%           4.7%      1.5%
                                 ---------          ---------        ------             ---            ---       ---
    Total                      $ 7,849,728        $ 8,801,365    $ (951,637)           18.8%          16.5%      2.3%


Selling General and Administrative expenses decreased $951,637 from the comparable period of the prior year. As a percentage of sales, Selling, General and Administrative expenses for the nine months ended June 30, 2001 increased by 2.3% when compared to the comparable period in the prior year.

The decrease in sales and promotional expense of $938,151 was mainly due to:

-    Lower advertising costs of $481,622 due to lower co-operative advertising
-    Reduced European sales office costs of $239,676
-    Lower commission payments of $ 238,381 due to lower sales
- Increased compensation costs of $ 23,666 due to the addition of Eskape personnel

Customer Support costs decreased $77,710 mainly due to lower compensation expense of $71,934

     The increase in General and Administrative expenses of $ 64,224 was primarily due to:

- Increase in compensation costs of $ 164,189 related to the hiring of an MIS Director, an in house attorney, the compensation costs related to the addition of Eskape Labs administrative personnel and contractual increases
- Increased amortization costs of $118,496 mainly due to the amortization of goodwill and intangible assets related to the Eskape acquisition
- Decreased professional fees of $182,664 related to termination of outside consulting agreements and lower legal costs relating to legal fees incurred for a patent infringement suit and legal costs related to the start up of the Company's Luxembourg operation.

     Research and development expenses decreased $82,917 or approximately 7.0%. The decrease was due to lower worldwide compensation costs and less material and contract services consumed.

Litigation settlement
---------------------

     In 1997, the Company licensed a file conversion library for use in its WinTV applications.

     On June 14, 2001, the Company received notice that Accusoft Corporation had commenced an action against it in the United States District Court for the District of

------------------------------------------------------

Litigation settlement-continued
-------------------------------

Massachusetts (the "District Court"), alleging that the Company had infringed Accusoft's copyright in certain software in violation of Title 17 of the United States Code, had violated the terms of its software license by making excess copies of the software without paying additional royalties, and by using the software for unauthorized purposes.

     On July 31, 2001, the Company and Accusoft reached a settlement and release of all claims against company in exchange for payment of the settlement amount of $212,500.

     The Company had net other income for the nine months ended June 30, 2001 of $997,336 compared to net other expense for the prior year of $67,233 as detailed below:

                                             Nine  months         Nine months
                                            Ended 6/30/01        Ended 6/30/00
                                            -------------        -------------
Interest income                             $   26,811           $   91,591
Interest expense                               (26,546)                   -
Foreign currency transaction (losses)          (10,129)            (158,824)
Life insurance claim                         1,000,000                    -
Other                                            7,200                    -
                                                 -----           ----------
Total other income                          $  997,336           $  (67,233)

     The increase in net other income was due to foreign currency transactions and an accrual for insurance proceeds collected on July 23, 2001 from a key man life insurance policy on Ken Aupperle, offset somewhat by interest expense on borrowings outstanding.

         The Company recorded an income tax benefit of $508,300, for the nine months ended June 30, 2001 compared to an income tax benefit of $417,000 for prior year. Due to the higher U.S. effective tax rate, the tax benefit on the loss attributable to the Company's U.S. operations offset the tax liability attributable to the Company's international operations.

     The Company's net tax benefit for the nine months ended June 30, 2001 is as follows:

                                                           June 30
                                                    2001             2000
                                                    ---------------------
Tax (benefit) attributable to U.S operations   $ (665,000)      $ (701,000)
Tax on Asian operations                            44,200                -
Tax  expense to European operations               112,500          284,000
                                                  -------          -------
         Net tax (benefit)                     $ (508,300)      $ (417,000)

     The adoption of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative instruments and Hedging Activities", resulted in a $204,000 gain, net of taxes of $115,000, due to the cumulative effect of a change in accounting principle.

     As a result of the above, the Company recorded net income for the nine months ended June 30, 2001 of $1,459,522, which resulted in basic and diluted income per share of $0.16 on weighted average basic and diluted shares of 8,903,812 and 9,271,495, respectively, compared to a net loss of $(21,061) for the nine months ended June 30, 2000, which resulted in breakeven basic and diluted earnings per share on weighted average shares of 8,822,336.

------------------------------------------------------

Three Month Period ended June 30, 2001 versus  June 30, 2000
------------------------------------------------------------

     Sales for the three months ended June 30, 2001 were $9,382,610 compared to $11,722,224 for the prior year's third quarter, a decrease of $2,339,614 or 20%, comprised of a 14% decrease in domestic sales, a 25% decrease in European sales and a 16% increase in Asian sales.

The primary forces causing the decrease were:

-       Reduction in analog  board sales
-       Sluggish worldwide economic conditions
-       Lower average Euro to dollar  exchange rates

     Unit sales for the three months ended June 30, 2001 decreased about 22% to approximately 129,000 as compared to approximately 166,000 for the prior year. Sales to domestic customers for the third quarter were 30% of net sales compared to 28% for the prior year's third quarter. Sales to European customers were 63% of net sales for the third quarter compared to 67% for the comparable quarter of the prior year. Sales to Asian customers were 7% for the quarter ended June 30, 2001 compared to 5% for the prior year's third quarter.

     Gross profit for the three month period ended June 30, 2001 was $1,732,634 as compared to $707,137 an increase of $ 1,025,497, comprised of a $340,648 decrease due to lower sales, a $366,145 increase due to an increase in the gross profit percentage and an increase due to a $1 million inventory reserve booked in the third quarter of fiscal 2000. The gross profit percentage was 18.47% for the three months ended June 30, 2001 compared to 6.03 % for the prior year's second quarter. The increase in the gross margin percentage was mainly due to :

- Cost savings obtained from the shifting of product pack out from an outside third party to the Company's distribution center in Ireland

-    Larger sales mix of higher gross margin product

-    Inventory reserve booked during the third quarter of fiscal 2000

         The chart below illustrates the components of selling, general and administrative expenses:


                                                           Three months ended June 30,
                                                           ---------------------------
                                         Dollar Costs                               Percentage of Sales
                                         ------------                               -------------------
                                                                 Increase                                 Increase/
                                  2001             2000         (Decrease)           2001       2000     (Decrease)
                                  ----             ----          ----------          ----       ----     ----------
Sales and Promotional        $ 1,414,878        1,815,109       $ (400,231)          15.1%      15.4%      (.3%)
Customer Support                  98,149          117,622          (19,473)           1.0%       1.0%        -%
General and Admin                872,811        1,002,498         (129,687)           9.3%       8.6%       .7%
                                 -------        ---------         --------            ---        ---        --
    Total                    $ 2,385,838      $ 2,935,229       $ (549,391)          25.4%      25.0%       .4%


Selling General and Administrative expenses decreased $549,391 from the comparable quarter of the prior fiscal year. As a percentage of sales, Selling, General and Administrative expenses for the three months ended June 30, 2001 increased by .4% from the comparable quarter of the prior year.

------------------------------------------------------

The decrease in sales and promotional expense of $400,231 was mainly due to:

-    Lower advertising cost of $243,377 due to lower co-op advertising

-    Lower European sales office costs of $11,363

-    Lower commission payments of $ 59,955 due to lower sales

- Lower compensation costs of $ 57,351 due to a personnel restructuring plan initiated during the second quarter of fiscal 2001

Customer Support costs decreased $19,473 mainly due to lower compensation costs of $19,573.

The decrease in General and Administrative expenses of $ 129,687 was primarily due to:

- Decreased compensation costs of $ 35,770 due to a personnel restructuring plan initiated during the second quarter of fiscal 2001

- Increased amortization costs of $35,903 mainly due to the amortization of goodwill and intangible assets related to the Eskape acquisition

- Decreased professional fees of $67,639 relate to the termination of outside consulting agreements and lower legal costs relating to legal fees incurred for a patent infringement suit and legal costs related to the start up of the Company's Luxembourg operation.

     Research and development expenses decreased $61,120 or approximately 14.7%. The decrease was due to lower worldwide compensation costs and less material and contract services consumed.

Litigation settlement
---------------------

     See discussion above in the " Management's Discussion and Analysis" section for the nine months ended June 30, 2001.

     The Company had net other income for the three months ended June 30, 2001 of $1,118,534 compared to net other expense for the prior year of $43,664 as detailed below:

                                                Three  months     Three months
                                                Ended 6/30/01     Ended 6/30/00
                                                -------------     ------------
Interest income                                 $    8,265        $    23,838
Interest expense                                    (6,826)                 -
Foreign currency transaction gains (losses)        109,895            (67,502)
Life insurance claim                             1,000,000                  -
Other                                                7,200                  -
                                                ----------        -----------
Total other income                              $1,118,534        $   (43,664)

     The increase in net other income was due to foreign currency transactions and an accrual for insurance proceeds collected on July 23, 2001 from a key man life insurance policy on Ken Aupperle, offset somewhat by interest expense on borrowings outstanding.

     The Company recorded an income tax benefit of $296,000 for the quarter ended June 30, 2001 compared to an income tax benefit of $932,000 for the three months ended June 30, 2000. Due to the higher U.S. effective tax rate, the tax benefit on the loss attributable to the Company's U.S. operations offset the tax liability of attributable to the Company's international operations.

------------------------------------------------------

The Company's net tax benefit for the three months ended June 30, 2001 is as follows:

                                                                 June 30,
                                                       2001                2000
                                                       ------------------------
Tax (benefit) attributable to U.S operations           $ (296,000)    $(871,000)
Tax expense attributable to European operations                 -       (61,000)
                                                       -----------    ----------
         Net tax (benefit)                             $ (296,000)    $(932,000)

     As a result of the above, the Company recorded net income for the three months ended June 30, 2001 of $195,026, which resulted in basic and diluted income per share of $0.02 on weighted average basic and diluted shares of 8,920,504 and 9,164,496, respectively, compared to a net loss of $(1,754,680) for the three months ended June 30, 2000, which resulted in basic and diluted loss per share of $0.20 on weighted average shares of 8,874,211.

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

Liquidity and Capital Resources
-------------------------------

The Company's cash, working capital and stockholders' equity position is disclosed below:

                                  June  30, 2001          September 30, 2000
                                  --------------          ------------------

Cash                              $  3,664,428            $   2,744,855
Working capital                     13,209,979               11,766,900
Stockholders' equity                14,944,150               13,653,677

The significant items of cash provided by and cash (used in) for the nine month period ended June 30, 2001 are detailed below:


Net income (adjusted for non cash items), excluding deferred tax benefits    $  1,801,890
Other comprehensive income                                                       (260,207)
Deferred tax benefit                                                             (180,136)
Loan repayments-net of borrowings                                                (340,000)
Decrease in current  liabilities-net                                           (1,828,385)
Life insurance proceeds receivable                                             (1,000,000)
Decrease in current assets-net                                                  2,815,015
Purchase of Property, Plant & Equipment                                          (151,259)
Other                                                                              62,655


-----------------------------------------

     Net cash of $ 1,348,177 provided by operating activities was primarily due to net income adjusted for non cash items of $1,801,890 and the decrease in net current assets of $2,815,015 offset by a decrease in current liabilities of $1,828,385, and increases in other comprehensive income, deferred tax benefits and insurance proceeds receivable of $260,207, $180,136 and $1,000,000, respectively. Other items of cash consumption included $340,000 in net loan repayments and $151,259 used to purchase fixed assets.

     On July 12, 2000, the Company signed an agreement with Chase Manhattan Bank, providing the Company with a $6,500,000 credit facility. The facility allows the Company, at its option, to borrow at the prime rate, which was 6.75% at June 30, 2001, or 1.25% above the London Interbank Offered Rate "LIBOR". The facility is secured by the assets of the Company and on April 5, 2001, the line of credit was renewed by Chase for another year, expiring on March 31, 2002. As of June 30, 2001, $660,000 was outstanding under this line of credit.

     On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 600,000 shares of its own Common Stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of June 30, 2001, 429,602 treasury shares valued at $1,334,064 at an average price of $ 3.11 were held by the Company as treasury shares.

     The Company believes that its current cash position, its internally generated cash flow and its line of credit will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months.

     In January, Ken Aupperle, the Company's President passed away unexpectedly. The Company had previously obtained life insurance policies on its two senior executives. The policies relating to Mr. Aupperle, for which the Company is the beneficiary, total $2,000,000. At such time that the Company is reasonably assured that the insurance proceeds will be received, the Company will record a one-time non-operating income item for such insurance proceeds. On July 23, 2001 the Company received $1 million in proceeds from one of the policies. This amount has been recognized in other income and as a receivable on the balance sheet as of June 30, 2001.

     On July 20, 2001, the Company received $1,382,213 pursuant to a tax refund claim generated by the carryback of the fiscal 2000 net operating loss against fiscal 1999 and 1998 taxable income.

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

-------------------------------------------------

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

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $722,169 and other intangible assets is $22,700. Amortization expense during the nine-month period ended June 30, 2001 was $79,650. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks
--------------------------------------------------------------------

     Due to extensive sales to European customers denominated in local currencies, the Company is a net receiver of currencies other than the U.S. dollar and as such benefits from a weak dollar and is adversely affected by a strong dollar relative to the major worldwide currencies, especially the Euro and British Pound Sterling. Consequently, changes in exchange

Item 3.  Quantitative and Qualitative Disclosures about Market Risks-continued
------------------------------------------------------------------------------

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

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

     In January 1998, Advanced Interactive Incorporated ("AII") contacted the Company and attempted to induce the Company to enter into a patent license or joint venture agreement with AII relative to certain of the Company's products. AII alleged that such products infringe U.S. Patent No. 4,426,698 (the "AII Patent"). At such time, the Company's engineering staff analyzed the AII Patent and determined that the Company's products did not infringe any such patent. Accordingly, the Company rejected AII's offer.

     On October 6, 1998, the Company received notice that AII had commenced an action against it and multiple other defendants in the United States District Court for the Northern District of Illinois (the "District Court"), alleging that the certain of the Company's products

---------------------------

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

     On June 26, 2000, the District Court granted the Agreed Motion and entered a Final Judgment of Non-infringement as to the Company.

     On July 25, 2000, AII filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit, appealing the District Court's Order granting the Motion for Partial Adjudication of Claim Construction Issues and Order entering Final Judgment of Non infringement. AII filed its Brief for Plaintiff-Appellant on October 13, 2000, while the Company joined the Brief for Defendants- Appellees, filed on December 22, 2000. As with the prior action in the District Court, the Company intends to defend this action vigorously.

     On July 16, 2001, the Federal Circuit entered a Circuit Rule 36 Judgement of Affirmance Without Opinion. Accordingly, the Federal Circuit affirmed the District Court's finding of non-infringement of all claims against the Company. AII has until October 14, 2001 (extendable until December 13, 2001 for good cause) to file a petition with the U.S. Supreme Court for a Writ of Certiorari to review the judgement from the Federal Circuit.

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

     (1) Form 8-K filed with the Securities and Exchange Commission on July 20, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HAUPPAUGE DIGITAL, INC.
                                           -----------------------
                                                  Registrant



Date: August  20,  2001                 By:/s/ Kenneth Plotkin
      ------------------                   ---------------------------
                                           KENNETH  PLOTKIN
                                           President and
                                           Chief Executive Officer


Date: August 20,  2001                  By: /s/ Gerald Tucciarone
      -----------------                    ---------------------------
                                           GERALD TUCCIARONE
                                           Treasurer and Chief
                                           Financial Officer