Form 10-K
period 2001-09-30
HAUPPAUGE DIGITAL INC
filed 2001-12-28
CIK 930803

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


                                    FORM 10-K
(Mark One)
(x)       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the fiscal year ended              September 30, 2001
                                                 ------------------

(  )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from            to
                                        ------------  -------------

            Commission file number          1-13550
                                            -------

                             HAUPPAUGE DIGITAL, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                           11-3227864
----------------                                        ----------
 (State or other jurisdiction of                      (I.R.S Employer
  incorporation or organization)                      Identification No.)

           91 Cabot Court, Hauppauge, New York                     11788
           -----------------------------------                     -----
        (Address of principal executive offices)                (Zip Code)

Issuer's telephone number    (631) 434-1600
                             --------------

Securities registered pursuant to Section 12 (b) of the Act:

         None

Securities registered pursuant to Section 12 (g) of the Act:

         $.01 par value Common Stock

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past
ninety (90) days. YES   X        NO
                      ----         -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

State registrant's revenues for its most recent fiscal year:  $50,910,463

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2001 was approximately $6,827,370. Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the Company. Market value is based upon the price of the Common Stock as of the close of business on September 30, 2001 which was $1.05 per share as reported by NASDAQ.

As of December 11, 2001, the number of shares of Common Stock outstanding was 8,909,282 (exclusive of treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III which includes Item 10 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) will be incorporated in our Proxy Statement to be filed within 120 days of September 30, 2001 and are incorporated herein by reference.


                                     PART I
                                     ------

                Special Note Regarding Forward Looking Statements
                -------------------------------------------------

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those discussed under the subsection entitled "Risk Factors" under Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements including the terms "believes," "belief," "expects," "plans," "anticipates," "feel", or "intends," and derivations thereof and similar words to be uncertain and forward-looking. All cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear.

Item 1.  BUSINESS

All references herein to "us", "we" or "the Company" include Hauppauge Digital, Inc., our wholly-owned subsidiaries and their subsidiaries, unless otherwise indicated or the context otherwise requires.

We engineer, develop, subcontract for manufacture, market and sell products for the personal computer ("PC") market and the Apple(R) Macintosh(R) market. We have three primary product lines, which are sold under the WinTV(R) name: analog TV receivers, digital TV receivers and personal video recorders.

Our analog TV receiver product line allows PC users to watch cable TV on their PC screen in a resizable window. Our WinTV digital TV receivers can receive digital TV transmissions (over the air in the U.S. or via satellite throughout the rest of the world) and display the digital TV show in a window on the user's PC screen. We also design, and sub-contract the manufacture of PC-based personal video recording ("PVR") products, which allow PC users to watch and record TV shows with instant replay and program pause functions.

We believe the most compelling reason for using our products is to watch TV shows while performing other tasks on a PC. For example, stockbrokers may watch a financial TV program in a small window on their PC monitor while viewing stock quotes or accessing customer accounts. With a single click of the mouse, the TV program window may be enlarged for full screen viewing. The home user, while surfing the Internet, doing school work, composing E-mails, or performing any multitude of other PC activities, may simultaneously watch music videos with our WinTV(R) products. In addition, our WinTV(R) products can also receive certain data that may be transmitted along with the TV signal, called "Data Broadcasting".

In fiscal 2001, we shipped our 3 millionth WinTV(R) product.

We sell our products through computer and electronic retailers, computer products distributors and original equipment manufacturers ("OEMs"). Computer and electronics retailers sell our products to end users for use with their PCs or Apple(R) Macintosh(R) computers. Distributors typically sell our products to smaller retail chains and retail stores, through catalogs and to value added resellers ("VAR"). OEMs typically bundle our products in their own products for sale to end users.

Our Strategy

Since our entry into the PC video market in 1991, management believes that we have become the world leader in bringing TV content to PCs by focusing on four primary strategic fronts:

        o        innovating and diversifying our products
        o        introducing new and desirable features in our products
        o        expanding our worldwide sales and distribution channels
        o        forging strategic relationships with key industry players

As more people are looking to their PCs for a total entertainment experience, we believe that our products will enhance the capabilities of the multimedia PC to become a one-stop complete integrated entertainment system. We feel our current and future products have the potential to be the most ubiquitous feature in the PC based home entertainment network.

Our current product line includes a wide range of analog, digital and PVR products covering multiple price points. In addition, different versions of our products incorporate the unique requirements of various national and regional TV standards and the various methods of receiving TV transmissions. Many of our products also allow users to enjoy:

        o        personal video teleconferencing
        o        creating and editing video for the internet and  videography
        o        FM radio
        o        an overall user friendly software architecture

Our engineering group is continually working on updating our current models to add new and innovative features that the marketplace seeks while remaining vigilant in keeping our products compatible with new operating systems. This work is done in addition to our research and development efforts in designing, planning and building new products.

We believe that strategic relationships with key suppliers, OEMs, broadcasters, and internet and e-commerce solutions providers give us important advantages in developing new technologies and marketing our products. By jointly working and sharing our engineering expertise with a variety of other companies, we are able to leverage our investment in research and development and minimize time to market.

Our global sales and marketing team cultivates a variety of distribution channels comprising retail stores, distributors, resellers, OEMs, web stores and third-party catalogs. We work closely with our retailers to enhance sales through joint advertising campaigns and promotions. We believe that rapidly developing and growing our global presence give us an important strategic position and allows us to benefit many times over from investments in product development, and more firmly establishes the WinTV(R) brand name in the global marketplace.

We seek to maintain and improve our profit margins by, among other things, outsourcing our production to contract manufacturers best suited for the type and volume of our needs. We also leverage worldwide supplier relationships to assist us in receiving competitive prices for the component parts we buy. We believe this two-tiered approach allows us to be the lowest cost / highest quality producer in our marketplace. Successfully engineering products to have low production costs, commonality of parts and the use of one platform for multiple models are other important ways that we believe our technology leadership contributes to the bottom line.


Products

WinTV(R) Products
-----------------

Our analog, digital and PVR WinTV(R) products enable a PC user to watch TV in a resizable window on a PC. Our software controls functions such as channel change, volume adjustment, freeze frame, and channel scan. All required functions, such as video digitizing, windowing, color space conversion and chroma keying, are performed on the WinTV(R) board, in the external WinTV(R)-USB, or in the operating software. Our products include audio functions so that sound can be heard while watching TV or video. The audio can be connected to speakers or to a PC's sound card. We also have a line of products that allow you to capture and edit video.

Our WinTV(R) products fall into the following categories:

        o        Analog TV Receivers
        o        Digital TV Receivers
        o        Personal Video Recording products for PCs


These products are either internally plugged into one of the computer's unused expansion slots on the motherboard (internal boards) or attached to the computer externally through the USB port. We further tailor our products to the various international standards for video transmission including, NTSC, PAL I, PAL B/G and Secam.

1.       Analog TV Receiver Products

Our analog products include a 125 channel cable ready TV tuner with automatic channel scan and a video digitizer which allows the user to capture still and motion video images. Some of our analog products allow the user to listen to FM radio, video-conference over the internet, enjoy the benefits of stereo surround sound with Dolby(TM)-Pro Logic and control these functions with a handheld remote control. In Europe, our WinTV(R) products can be used to receive teletext data broadcasts, which allows the reception of digital data that is transmitted along with the "live" TV signal.

The WinTV(R)-GO is our low-cost, single slot internal board. Apart from allowing users to watch TV on their PC, it enables users to snap still and motion video images and videoconference over the internet with the addition of a camera. Step up models from the WinTV(R)-GO add features such as FM radio and a remote control.

Our premium analog product is the WinTV(R)-Theater. In addition to allowing users to watch TV on their PC, the Theater board allows users to enjoy Dolby(TM)-Pro Logic surround sound over up to 5 speakers plus Virtual Dolby(TM) surround sound, listen to FM stereo and snap still and motion video images and videoconference over the internet. Included with the board is a remote control for both TV and FM stereo.

Some WinTV(R) analog products are available as external devices which connect to the PC through the USB port. The board included in the USB models is encased in an attractive plastic shell making USB models freely portable from PC to PC and from one laptop or notebook computer to another.

2.   Digital TV Receiver Products

Destination Digital TV, a publication of the National Association of Broadcasters, recently reported that a survey conducted by the National Association of Broadcasters amongst stations found that more than two-thirds of all commercial television stations (68.2%) expect to have a digital signal on the air before May 1, 2002. The survey further indicated that approximately 95% of the nation's television homes would be in markets served by at least one digital signal by that date. In addition to the digital signal broadcast by the local stations, the major networks are committed to providing more high-definition TV ("HDTV") programming in the near future.

We have foreseen this trend and currently offer both digital and High Definition Digital TV products ("HDTV Receiver Products"), which fully exploit their super-crisp images, superior sound and several other benefits.

Digital TV Receivers for the U.S. and North America
---------------------------------------------------

Our internal WinTV(R)-D board allows users to watch digital TV or cable TV in a re-sizeable window on their PC. It receives all 18 U.S. digital TV formats and includes a super video ("S-Video") output to watch digital TV on a large screen TV set, a 5-channel Dolby(TM) Digital surround sound (AC3) decoder and a remote control. The WinTV(R)-D can also receive analog TV from cable TV or a TV antenna.

Our WinTV(R)-HD has similar features of the WinTV(R)-D except that it provides the user with video in a high definition format. This product enables users to experience high definition TV viewing quality without purchasing a costly high definition TV.

Digital TV Receivers for the International Market
-------------------------------------------------

Our WinTV(R)-DVB-s is designed for receiving, decoding and displaying digital satellite broadcasts on a PC. Used with a modem, it can facilitate connection to a satellite ISP (Internet Service Provider) to obtain high speed internet access. Our WinTV(R)-DVB-s product can receive free channels without the need for any specialized additional equipment. However, to receive 'subscriber' or 'pay per view' channels, an optional common interface module that we sell is required together with a decryption card that is available for a fee from the provider of these channels. By contrast, the WinTV(R)-DVB-t has all the features of the WinTV(R)-DVB-s except that it receives its signal from a terrestrial source. These products are very popular in Europe and are available in the form of an external device or internal board. Early in this fiscal year, we began shipping internationally our WinTV(R)-Nova, a lower cost European satellite receiver and the common interface module which enables pay TV channels to be received and decoded.


3.       Personal Video Recorder Products for PCs

Our WinTV(R)-PVR products include all of the features of our analog products and contain both an internal and external TV receiver which adds the ability to record TV shows or any video image to a PC's hard disk. The recording uses a high quality hardware MPEG 2 encoder built onto the WinTV(R)-PVR device, which technology allows the recorded show to consume less hard disk space than an uncompressed file while providing excellent image quality.

The WinTV(R)-PVR user can record a TV show to the hard disk using a TV scheduler, and then play it back, and also edit and record it onto CD-ROM using a CD writer for playback on a home DVD player or on a PC. The user can re-size the window either during viewing, recording or playback. Our WinTV(R)-PVR products also provides for instant replay and is available in both an internal and external USB models.

Video Capture Products
----------------------

Our primary video capture product, the DV-Wizard Pro, allows users to capture and edit digital videos on their PC. This product also allows users to connect their digital camcorder to their PC through a firewire connection, convert digital movies into compressed form thus saving hard disk space, edit digital movies, add voice narrations and music, record their digital movies onto a CD-ROM and play them back on a home DVD player or on a PC and output edited videos back to their camcorder.

The DV-Wizard Pro was designed to edit and add flair to home videos. It can also be used by corporate marketing communication departments, training video developers, trade show demonstration creators, video hobbyists, CD-ROM title producers and creators of corporate product literature on CD-ROM.

Our Impact Video Capture Board ("ImpactVCB") is a low cost PCI board for high performance access to digitized video. Designed for PC-based video conferencing and video capturing in industrial applications, the ImpactVCB features "live" video-in-a-window, still image capture and a Microsoft(TM) video for Windows(TM) compatible motion video capture driver.

Our USB Live is the easiest way to watch video, grab images and video conference on the PC with the addition of a camera. It plugs into the PC's USB port for easy installation and brings video into users' PCs from their camcorder or VCR. Users can create video movies, save still and motion video images onto their hard disk with our software and video conference over the internet with the addition of a camera.


EsKape(TM) Labs Product Line
----------------------------

Our EsKape(TM) Labs product line is a leader in delivering high quality video for the Apple(R) Macintosh(R). The video is sent to the PC through the USB port and as such, there is no complicated installation process. This line is available to all Apple(R) Macintosh(R) users from the on-the-go iBooks(TM) to G4(TM) power users. All our products accept both analog and digital input and are QuickTime(R) compatible. Our EsKape(TM) products are uniquely identified by having the word "My" prominently displayed and included in the product name.

MyTV2GO and MyTV2GO-FM are the lower priced models of the "My" line. They allow users to bring TV into their iMacs(TM), PowerBooks(TM) and G3(TM) and G4(TM) Macintosh(R) models through USB ports. Our EsKape(TM) products also include a 125-channel cable ready TV tuner and the capability to "grab" picture files and short movie files from the users' TV, video cassette recorder or camcorder and save these files. The additional attraction of MyTV2GO-FM over the MyTV2GO is that it allows users to listen to and record FM radio.

MyTV and MyTV-FM are similar to MyTV2GO and MyTV2Go-FM respectively except that the MyTV2GO products include full-frame rate Motion JPEG video capture functions for superior video compression, video quality and lip synchronization.

MyView is the first product which gives iBook(TM) users the ability to make presentations directly from their iBooks as MyView uses our new video mirroring concept and does not require a VGA connection and a video port. MyView outputs video images in overscan or underscan modes from the hard drive to composite and S-Video devices such as video projectors, monitors and video cassette recorders.

MyCapture II allows users to capture video on their iMac(TM), iBook(TM), PowerBook(TM) or G3(TM)/G4(TM) Macintosh(R) without opening their computer. Unlike many other USB video solutions, MyCapture II delivers smooth, full frame rate video capture. To achieve the highest quality video capture over USB, MyCapture II utilizes the same state-of-the-art Motion JPEG hardware compression of more expensive professional solutions. It supports NTSC and PAL video sources from S-video and composite video connections. MyCapture II is ideal for QuickTime(R)-enabled websites and for web publishers.

MyVideo essentially combines the features of MyCapture and MyView in one convenient package. It allows full frame rate video capture and video playback over USB. The video playback is compatible with both video cassette recorders and video monitors.

Product Distribution

The WinTV(R) products sold through the computer retail market are essentially the same as those available to the OEM market. The differences are in the packaging and in the sophistication of the operating software. Our WinTV(R) boards are primarily sold to the retail market and to OEMs. DV Wizard Pro is sold primarily in the retail market, and our video capture boards are primarily sold in the OEM market. Our EsKape(TM) Labs products are sold primarily through catalogs.


Technology

Hauppauge Digital has developed five generations of WinTV(R) products since their initial introduction in 1991. The first generation of WinTV(R) products put the TV image on the PC screen using chroma keying, requiring a dedicated "feature connector cable" between the WinTV(R) and the VGA (video) board. Despite issues with screen resolution, for the first time, a PC user could watch TV in a resizable window on their PC. Our initial customers were mostly professional PC users, such as financial market professionals who needed to be able to see stock market related TV shows while spending many hours on their PCs, who found having TV in a window on their desktop useful and entertaining. Video clip capture and teletext capabilities, valued features in today's models, can also trace their origins to our first WinTV(R) products.

In 1993, we invented a technique called "smartlock", which eliminated the need for the "feature connector cable." In 1994, we introduced the "WinTV(R)-Celebrity" generation of TV tuner boards based on this "smartlock" technology, greatly improving customer satisfaction. At the time, our CinemaPro series of WinTV(R) boards then used smartlock and other techniques to further reduce cost and improve performance.

In June of 1996, we introduced the WinTV(R)-PCI line of TV tuner boards for PCs. These boards were developed to eliminate the relatively expensive "smartlock" circuitry and memory used on the WinTV(R)-Celebrity and CinemaPro products. The WinTV(R)-PCI used a technique called "PCI Push" and was designed to be used in the then emerging Intel(R) Pentium(R) market. These Pentium(R)-based PCs had a new type of system expansion "bus", called the PCI bus, which allowed data to be moved at a much higher rate than the older ISA bus, which the previous WinTV(R) generations used. The "PCI Push" technique moves the video image 30 times per second (in Europe the image is moved 25 times a second) over the PCI bus. In addition to being less expensive to manufacture, the WinTV(R)-PCI had higher digital video movie capture performance than the previous generations, capturing video at up to 30 quarter screen frames per second. With this higher performance capture capability, the WinTV(R)-PCI found new uses in video conferencing, video surveillance and internet streaming video applications.

The fourth generations of our WinTV(R) boards, introduced in 1999, are digital TV receivers. Our WinTV(R)-D board, developed during the 1999 fiscal year and delivered to the market in the beginning of fiscal 2000, is the first digital TV receiver for the U.S. market which allows PCs to receive, display and record digital TV signals, in addition to watching conventional analog TV. The software to control the digital TV reception is based on our "WinTV(R)-2000" software, which was developed during fiscal 1999. In fiscal 1999, we also introduced the WinTV(R)-DVB board for the European market. This board brings digital TV to PCs, and is based on the European Digital Video Broadcast standard. Both the WinTV(R)-D and the WinTV(R)-DVB have the ability to receive special data broadcasts which some broadcasters may send along with the digital TV signal, in addition to displaying digital TV in a resizable window. Data broadcasts on digital TV are transmitted at several million bits per second. Our proprietary software can decode and display some of these special data broadcasts. We intend to work on standardized reception and display software, if such broadcasts become standardized.

The fifth generations of WinTV(R) products are the PVR models, developed during fiscal 2000 and introduced to the market in early fiscal 2001. The WinTV(R)-PVRs include both internal and external TV receiver products which are designed to add the ability to record TV shows to a PC's hard disk.

Research and Development

Our development efforts are currently focused on extending the range and features of the PVR products, additional externally attached TV products, and high-definition digital TV products. We are also developing more highly integrated versions of hardware products to further improve performance and cost points, and new versions of software to add features, improve ease of use, and provide support for new operating systems. We are developing additional capabilities in the data broadcasting field, in the e-commerce area, and enhancing the capabilities of our products in the Apple(R) Macintosh(R) market.

We currently have three Research and Development operations: one based in our Hauppauge, New York headquarters, one based in Pleasanton, California and one based in Singapore. Our Singapore R&D team is mainly focused on external TV products and on Asian versions of our products. The Pleasanton, California R&D operation develops the EsKape(TM) Labs products, while the New York R&D operation is aimed at the digital receiver market, the PVR models, user interface software and low level drivers for all PC products.

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. We maintain an ongoing R & D program. Our future success, of which there can be no assurances, will depend in part on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We continue to invest heavily in our research and development. We spent approximately $1,510,000, $1,666,000 and $1,257,000 for research and development expenses for the years ended September 30, 2001, 2000, and 1999 respectively. There can be no assurance that our future research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

Product Production and Suppliers

We design the hardware for the WinTV(R) and EsKape(TM) Labs products and also write the operating software to be used in conjunction with many versions of the popular Microsoft(R) Windows(TM) and Apple(R) Macintosh(R) operating system, including Windows(R) XP, Windows(R)98, Windows(R)Me, Windows(R)NT and Windows(R)2000. We subcontract the manufacturing and assembly of our products to independent third parties at facilities in various countries. We monitor and test the quality of the completed products at our facilities in the United States (Hauppauge, New York), Singapore, and Ireland before packaging the products and shipping them to our customers.

Certain component parts like TV tuners, video decoder chips and software compression chips that are essential to our business are available from a single source or limited sources. Other essential component parts which are generally available from multiple sources may be obtained by us from only a single source or limited sources because of pricing concerns.

Components are subject to industry wide availability and pricing pressures. Any availability limitations, interruption in supplies, or price increases could have a material adverse effect on our business, operating results and financial condition. In addition, our new products may initially utilize custom components obtained from only one source. We typically evaluate and qualify additional suppliers for these components.

Where a product utilizes a new component, initial capacity constraints of the supplier of that component may exist until such time as the supplier's yields have matured.

Components are normally acquired through purchase orders, either issued by us or by our contract manufacturers, typically covering our requirements for a 60-120 day period from the date of issue.

If the supply of a key component were to be delayed or curtailed or in the event a key manufacturing vendor delays shipment of completed products to us or our contract manufacturer, our ability to ship products in desired quantities and in a timely manner will be adversely affected. Our business and financial performance will likely be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. We attempt to mitigate these potential risks by working closely with our key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels.

We have, from time to time, experienced significant price increases and limited availability of certain components that are available from multiple sources. Similar occurrences in the future could have a material adverse effect on our business, operating results and financial condition.

Manufacturing is performed by one contract manufacturer, in both Europe and Asia. Product design specifications are provided to insure proper assembly. Contract manufacturing is primarily done on a consignment basis, in which we provide all the significant component parts and we pay for assembly charges and for certain parts for each board produced. Some boards are purchased on a turnkey basis, in which all components and labor are provided by the manufacturer, and the manufacturing price includes parts and assembly costs. We continuously monitor the quality of the finished product produced by our contract manufacturers. We have qualified five contract manufacturers who are capable of producing our products to our standards, but utilize one contract manufacturer in two different locations. During this fiscal year, this contract manufacturer handled the majority of our worldwide production. If demand were to increase dramatically, we believe additional production could be absorbed by this and other contract manufacturers. We also buy finished products that we have not designed but that we sell under our name on an OEM basis from others parties who are not our contract manufacturers.

We currently produce boards for the majority of our European sales through a contract manufacturer in Hungary. The production is done on a consignment basis with assembly, testing and reworks being handled there. The packaging and shipping of the product to customers is done at our Ireland facility. By shifting the production of boards sold in Europe to a European facility, we save on shipping costs and duties on boards entering Europe. Our Asian contract manufacturer assembles products we sell in the U.S. and internationally.

Customers and Markets

We primarily market our products to the consumer market. To reach this market, we sell to a network of computer retailers in the U.S., Europe and Asia and through computer products distributors. To attract new users to our products, we run special promotions and participate in cooperative advertising with computer retailers. We actively participate in trade shows to educate and train key computer retail marketing personnel. Most of our sales and marketing budget is aimed at the consumer market.

Apart from the typical home user, we also target business users. One example of a business application is in the securities brokerage industry where our product is primarily used to display financial TV shows in a window on a broker's PC while continuing to receive financial information. We have sold our WinTV(R) products on an OEM basis to two large financial services information providers for incorporation into their workstations, and several independent financial institutions. This market segment is typically project-based.

We also offer our products to PC OEMs that either embed a WinTV(R) product in a PC that they sell, or sell the WinTV(R) as an accessory to the PC.

Distribution to the Retail Market

During fiscal 2001, net sales to distributors and retailers totaled approximately $47,365,000 or 93% of our net sales compared to approximately $60,214,000 or 91% and $52,398,000 or 89% for the years ended September 30, 2000 and 1999 respectively. We have no exclusive distributor or retailer and sell through a multitude of retailers and distributors, no one of which accounted for more than 10% of our net sales.

Sales to Original Equipment Manufacturers

The OEM business is one where a PC manufacturer incorporates our products into an item sold under the OEM's label. Factors which could impact the expansion of our OEM business include the ability to successfully negotiate and implement new agreements with OEMs.

Our sales to OEMs totaled approximately $3,546,000, $6,079,000 and $ 6,203,000 for the years ended September 30, 2001, 2000 and 1999 respectively. We sold our products to a variety of OEM customers, none of which accounted for more than 10% of total sales in any of the three years. Sales to OEM customers accounted for approximately 7%, 9 % and 11% of our net sales for 2001, 2000 and 1999, respectively.

Marketing and Sales

We market our products both domestically and internationally through our sales offices in the United States (New York and California), Germany, the United Kingdom, France and Singapore, plus through independent sales representative offices in the Netherlands, Spain, Italy and The People's Republic of China. For the fiscal years ended September 30, 2001, 2000 and 1999, approximately 23%, 29% and 27% of our net sales were made within the United States, respectively, while approximately 77%, 71% and 73% were outside the United States (predominately in Germany, the United Kingdom, France and the Asia), respectively.

More information on our geographic segments can be obtained from "Management's Discussion and Analysis of Financial Condition and Results of Operations," in
Item 7 and Note 1 to the Consolidated Financial Statements.

We advertise our products in a number of PC magazines internationally. We also participate in retailers' market promotion programs, such as store circulars and promotions and retail store displays. These in-store promotional programs, magazine advertisements plus a public relations program aimed at editors of key PC computer magazines and an active web site on the internet, are the principal means of getting our product introduced to end users. Our sales in computer retail stores are closely related to the effectiveness of these programs, along with the technical capabilities of the products. We also list our products in catalogs of various mail order companies and attend worldwide trade shows.

We currently have 9 sales persons located in Europe, 2 sales persons in the Far East and 2 sales persons in the United States, located in New York and California. We also utilize the services of 5 manufacturer representatives retained by us on a non-exclusive basis, who work with customers in certain domestic geographic areas.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" with reference to a discussion on the impact seasonality has on our sales.

Foreign Currency Fluctuations

Due to extensive sales to European customers with payment made to us in those local currencies and limited expenses paid in local currencies, we are a net receiver of currencies other than the U.S. dollar. As such, we benefit from a weak dollar and are negatively affected by a strong dollar relative to the major worldwide currencies, primarily the Euro and British Pound Sterling. Consequently, changes in exchange rates expose us to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar. We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions to protect against currency exchange risks associated with our foreign denominated sales.

The strength or weakness of the U.S. dollar against the Euro and British Pound Sterling impacts our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. dollars). We engage in hedging programs aimed at limiting, in part, the impact of currency fluctuations. By selling foreign currency futures, we fix the rate of exchange at the time we enter into the contract. We deliver these currencies to the financial institutions at a later date when we actually receive the foreign currency.

As of September 30, 2001, we have foreign currency forward contracts outstanding of approximately $7,493,000 against delivery of the Euro. The contracts expire through January, 2002.

Although we do not try to hedge against all possible foreign currency exposures because we can not fully estimate the size of our exposure, the contracts we procure are specifically entered into to as a hedge against existing or anticipated exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, when the U.S. dollar sustains a long term strengthening position against the foreign currencies in countries where we sell our products, our revenues, gross margins, operating income and retained earnings can be adversely affected. Factors that could impact the effectiveness of our hedging program include volatility of the currency markets and availability of hedging instruments.

For the year ended September 30, 2001, we recorded approximately $1,119,000 as an increase to net sales related to the changes in the fair value of our derivative contracts.

Competition

Our business is subject to significant competition. Competition exists from larger and smaller companies that might possess substantially greater technical, financial, human, sales and marketing resources than we have. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. We compete in this emerging market against companies such as ATI Technologies Inc. and Pinnacle Systems, Inc. We believe that competition from new entrants will increase as the market for digital video in a PC expands. There can be no assurances that we will not experience increased competition in the future. Such increased competition may have a material adverse effect on us.

Though management believes that the delivery of TV via the internet will become more popular in the future, we believe that TV delivered to the PC via cable, broadcast or satellite will continue to dominate. As our products connect directly to cable, broadcast and satellite receivers, and deliver a higher quality image, we view our products as the preferred way to watch TV on the PC versus the delivery of TV via the internet.

Patents, Copyrights and Trademarks

With the proliferation of new products and rapidly changing technology, there is a significant volume of patents and other intellectual property rights held by third parties. There are a number of companies that hold patents for various aspects of the technologies incorporated in some of the PC and TV industries' standards. Given the nature of our products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted by third parties against us. We expect that parties seeking to gain competitive advantages will increase their efforts to enforce any patent or intellectual property rights that they may have. The holders of patents from which we may have not obtained licenses may take the position that it is required to obtain a license from them.

If a patent holder refuses to offer such a license or offers such a license on terms unacceptable to us, there is a risk of incurring substantial litigation or settlement costs regardless of the merits of the allegations, regardless of which party eventually prevails. If we do not prevail in a litigation suit, we may be required to pay significant damages and/or to cease sales and production of infringing products and accordingly, may incur significant defense costs. Additionally, we may need to attempt to design around a given technology, although there can be no assurances that this would be possible or economical.

We currently use technology licensed from third parties in certain products. Our business, financial condition and operating results could be adversely affected by a number of factors relating to these third-party technologies, including:

     o failure by a licensor to accurately develop, timely introduce, promote or support the technology
     o  delays in shipment of products
     o excess customer support or product return costs due to problems with licensed technology and
     o  termination of our relationship with such licensors.

We may not be able to adequately protect our intellectual property through patent, copyright, trademark and other means of protection. If we fail to adequately protect our intellectual property, our intellectual property rights may be misappropriated by others, invalidated or challenged, and our competitors could duplicate our technology or may otherwise limit any competitive technological advantage we may have. Due to the rapid pace of technological change, we believe our success is likely to depend more upon continued innovation, technical expertise, marketing skills and customer support and service rather than upon legal protection of our proprietary rights. However, we shall aggressively assert our intellectual property rights when necessary.

Even though we independently develop most of our products, our success will depend, in a large part, on our ability to innovate, obtain or license patents, protect trade secrets and operate without infringing on the proprietary rights of others. We maintain copyrights on our designs and software programs, but currently we have no patent on the WinTV(R) board as we believe that such technology cannot be patented.

On December 27, 1994, our trademark, "WinTV(R)", was registered with the United States Patent and Trademark Office. Our "Hauppauge(R)" name logo is also registered.

See "Legal Proceedings" for a discussion of certain litigation and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

As of September 30, 2001, we had 133 employees worldwide, including our executive officers, all of which are full-time, none of which are represented by a union.

Corporate Structure

Hauppauge Digital Inc. was incorporated in the state of Delaware on August 2, 1994 and has the following wholly-owned subsidiaries:

        o  Hauppauge Computer Works, Inc. (incorporated in New York, USA)
        o  HCW Distributing Corp. (incorporated in New York, USA)
        o  EsKape Acquisition Corp. (incorporated in Delaware, USA)
        o  Hauppauge Digital Europe S.a.r.l. (incorporated in Luxembourg)

Hauppauge Computer Works, Inc. is in turn the holding company of a foreign sales corporation, Hauppauge Computer Works, Ltd (incorporated in the U.S. Virgin Islands).

Hauppauge Digital Europe S.a.r.l. has the following wholly-owned subsidiaries:

        o  Hauppauge Digital Asia Pte Ltd (incorporated in Singapore)
        o  Hauppauge Computer Works, GmbH (incorporated in Germany)
        o  Hauppauge Computed Works Limited (incorporated in the United Kingdom)
        o  Hauppauge Computer Works S.a.r.l. (incorporated in France)

In  addition,   Hauppauge  Digital  Europe  S.a.r.l.  has  a  branch  office  in
Blanchardstown, Ireland.

An internal restructuring of some of our international subsidiaries occurred in fiscal 2000. The goal of the restructuring was twofold: (i) to subsume some of our subsidiaries as wholly-owned subsidiaries of Hauppauge Digital Europe S.a.r.l. and (ii) to set up a distribution center for Hauppauge Digital Europe S.a.r.l. in Blanchardstown, Ireland. The purpose of the restructuring exercise was to consolidate our international sales and marketing operations under Hauppauge Digital Europe S.a.r.l. and provide a more cost-effective and operationally efficient run distribution center for the European market.

Hauppauge Computer Works, GmbH (Germany) is responsible for directing and overseeing European sales and marketing efforts while Hauppauge Computer Works S.a.r.l. (France) handles the sales and marketing efforts in France. Hauppauge Computer Works Limited (United Kingdom) is the English counterpart which directs our sales and marketing efforts in the United Kingdom.

In 1999, we established a new sales, warehousing, packing and R&D facility in Singapore. This is the headquarters for Hauppauge Digital Asia Pte Ltd. The purpose of this facility is to better provide sales and marketing support for the Asian market and to expand our R & D capacity.

During fiscal 2000, Hauppauge Digital Europe S.a.r.l. (Luxembourg) established a branch, which houses our European warehousing and packing facility just outside of Dublin in Blanchardstown, Ireland. As mentioned above, this initiative was to reduce our European operating costs and to take advantage of certain tax benefits available to us.

Our executive offices are located at 91 Cabot Court, Hauppauge, New York 11788, and our telephone number at that address is (631) 434-1600. Our internet address is http://www.hauppauge.com.

Item  2       DESCRIPTION OF PROPERTY
              -----------------------

We occupy approximately 25,000 square feet at a facility located at 91 Cabot Court, Hauppauge, New York and use it as our executive offices and for the testing, storage, and shipping of our products. We consider the premises to be suitable for our needs at such location. The building is owned by a partnership comprised of certain of our principal stockholders and is leased to us under a lease agreement expiring on January 31, 2006, which may be extended, at our option, for an additional three years.

Rent is currently at the annual rate of approximately $391,000 per year and will increase to approximately $411,000 per year on February 1, 2002. The rent is payable in equal monthly installments and increases at a rate of 5% per year on February 1 of each year thereafter including during the option period. The premises are subject to two mortgages which have been guaranteed by us upon which the outstanding principal amount due as of September 30, 2001 was $890,582. We pay the taxes and operating costs of maintaining the premises.

Our subsidiary, Hauppauge Computer Works, Inc., occupies approximately 1,642 square feet in Pleasanton, California. We use the Californian office as our western region sales office and for marketing our EsKape(TM)Labs product line. The lease expires on June 15, 2004 and requires us to pay an annual rent of approximately $35,000. Hauppauge Computer Works, Inc. is responsible for a portion of common area maintenance charges based on the space it occupies.

Our German subsidiary, Hauppauge Computer Works GmbH, occupies approximately 6,000 square feet in Mochengladbach, Germany. It is used as our European sales office and customer support center. It also has a product demonstration room and a storage facility. Hauppauge Computer Works GmbH pays an annual rent of approximately $44,000 for this facility pursuant to a rental agreement which expires on October 31, 2006.

Our Singapore subsidiary, Hauppauge Digital Asia Pte. Ltd., occupies approximately 6,400 square feet in Singapore, which it uses as a sales and administration office and for the testing, storage and shipping of our products. The lease, which expires on November 30, 2002, calls for an annual rent of approximately $56,000. The rent includes an allocation for common area maintenance charges.

On May 1, 2001, Hauppauge Digital S.a.r.l. commenced a lease of a 15,642 square foot building in Blanchardstown, Dublin, Ireland. The facility houses our European warehousing and distribution center. The lease, which is for the standard twenty-five year term in Ireland with the right to terminate on the fifth and tenth year of the lease, calls for an annual rent of approximately $127,200. The rent includes an allocation for common area maintenance charges.

Item 3.    LEGAL PROCEEDINGS.
           ------------------

In January 1998, Advanced Interactive Incorporated ("AII") contacted us and attempted to induce us into entering a patent license or joint venture agreement with AII relative to certain of our products. AII alleged that such products infringe U.S. Patent No. 4,426,698 (the "AII Patent"). At such time, our engineering staff analyzed the AII Patent and determined that our products did not infringe any such patent. Accordingly, we rejected AII's offer.

On October 6, 1998, we received notice that AII had commenced an action against us and multiple other defendants in the United States District Court for the Northern District of Illinois (the "District Court"), alleging that certain of our products infringed on certain patent rights allegedly owned by the plaintiff (the "Complaint"). The Complaint sought unspecified compensatory and statutory damages with interest. We denied such allegations and vigorously defended this action.

On December 22,  1998,  we filed our answer (the  "Answer").  We denied that our
products  infringed  AII's  patent  rights  and  asserted  certain   affirmative
defenses.

On June 26, 2000, the District Court granted the Defendant's Motion for Partial Adjudication of Claim Constructions Issues and entered a Final Judgment of Non-infringement to us.

On July 25, 2000, AII filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit, appealing the District Court's Order granting the Motion for Partial Adjudication of Claim Construction Issues and Order entering Final Judgment of Non infringement.

On July 16, 2001, the Federal Circuit entered a Circuit Rule 36 Judgment of Affirmance Without Opinion. Accordingly, the Federal Circuit affirmed the District Court's finding of non-infringement. As of December 13, 2001, the time limit permitting AII to file a petition with the U.S. Supreme Court for a Writ of Certiorari to review the Federal Circuit judgment has lapsed. This litigation is now over without the possibility of further appeals.

We have been informed by counsel for the estate of the late Mr. Kenneth Aupperle ("Estate") that they have filed a Demand for Arbitration with the American Arbitration Association claiming property rights and interest in the Company, certain amounts due and owing to the Estate based on various corporate agreements with Mr. Aupperle and certain insurance policies, such amount to be no less than $2,500,000. As of the date of filing, we have not received a formal acknowledgement from the American Arbitration Association of the said Demand for Arbitration. Management is unable to comment on the merits of the claim without more information from the Estate and/or its counsel. However, based on the preliminary information presented to us, management believes that the claim is without merit and will vigorously defend it.

In 1997, the Company licensed a file conversion library for use in its WinTV applications.

On June 14, 2001, the Company received notice that Accusoft Corporation had commenced an action against the Company in the United States District Court for the District of Massachusetts (the "District Court"), alleging that the Company:

        o had infringed Accusoft's copyright in certain software in violation of Title 17 of the United States Code
        o had violated the terms of its software license by making excess copies of the software without paying additional royalties
        o        used the software for unauthorized purposes

On July 31, 2001, the Company and Accusoft reached a settlement and release of all claims against the Company in exchange for payment of the settlement amount of $212,500.


Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
             ---------------------------------------------------

               None

                                     PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------

(a) The principal market on which our common stock (the "Common Stock") is traded is the over-the counter market. The Common Stock is quoted on the NASDAQ National Market and its symbol is HAUP. The table below sets forth the high and low bid prices of our Common Stock as furnished by NASDAQ. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended
September 30, 2001                          High                  Low
                                            ----                  ----
First Quarter                               6.13                  1.38
Second Quarter                              5.03                  1.38
Third Quarter                               3.18                  2.03
Fourth Quarter                              2.25                  1.05

Fiscal Year Ended
September 30, 2000                          High*                 Low*
-------------------                        ------                 ----

First Quarter                             14.63                  10.06
Second Quarter                            48                     11.19
Third Quarter                             16                      8.44
Fourth Quarter                            10.25                   5.25


* On February 7, 2000, our Board of Directors approved a 2 for 1 stock split effective March 27, 2000. The per share prices reflect the stock split for the periods presented.

(b) We have been advised by our transfer agent, North American Transfer Co. that the approximate number of holders of record of our Common Stock as of November 2, 2001 was 163. We believe there are in excess of 10,000 beneficial holders of our Common Stock.

(c) No cash dividends have been paid during the past two years. We have no present intention of paying any cash dividends in our foreseeable future and intend to use our net income, if any, in our operations.

Item 6.    SELECTED FINANCIAL DATA

The following selected financial data with respect to our financial position and our results of operations for each of the five years in the period ended September 30, 2001 set forth below has been derived from our audited consolidated financial statements. The selected financial information presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 included in this 10-K.


Consolidated Statement of Operations Data
Years ended September 30,                                         2001           2000         1999         1998          1997
                                                                  ----           ----         ----          ----          ----
                                                                       (in thousands, except for per share amounts)
                                                                       --------------------------------------------

Net Sales                                                     $  50,910      $  66,292     $  58,602    $  38,757      $  25,613
Cost of sales                                                    42,056         54,425        43,027       28,643         19,962
                                                                -------        -------       -------       ------         ------
   Gross Profit                                                   8,854         11,867        15,575       10,114          5,651

Selling , general and administrative expenses                    10,282         12,231         9,865        7,244          4,283
Research & development expenses                                   1,510          1,666         1,257          808            560
Impairment of goodwill                                              702              -             -            -              -
Litigation settlement                                               213              -             -            -              -
                                                                    ---          -----         -----        -----          -----
   Income  (loss) from operations                                (3,853)        (2,030)        4,453        2,062            808

Other Income (Expense):
Interest income                                                      42            104           201          236            243
Interest expense                                                    (31)           (15)            -            -              -
Life insurance proceeds                                           2,000              -             -            -              -
Foreign currency                                                    (16)          (243)          (61)         184             (9)
Other, net                                                            7              1             -            -              -
                                                                  -----           ----         -----        -----          -----
   Income (loss) before taxes on income, (benefit) on loss       (1,851)        (2,183)        4,593        2,482          1,042

Income tax (benefit) provision                                     (333)        (1,184)        1,602        1,027            150
Increase (reduction) in deferred tax valuation allowance          1,083              -          (127)        (503)           (94)
                                                                  -----          -----         -----        -----           ----
Net tax  provision (benefit)                                        750         (1,184)        1,475          524             56
                                                                  -----          -----         -----        -----           ----
Income (loss) before cumulative effect of a change in accounting (2,601)          (999)        3,118        1,958            986
  principle                                                       -----          -----         -----        -----            ---
Cumulative effect of a change in accounting principle               319              -             -            -              -
                                                                  -----          -----         -----        -----            ---
Net income (loss)                                              $ (2,282)      $  (999)      $  3,118     $  1,958        $   986
                                                               =========      ========      ========     ========        =======

Per share results-basic:
  Income (loss) before cumulative effect of a change in        $  (0.29)      $ (0.11)      $   0.36     $   0.22        $  0.11
    accounting  principle

  Cumulative effect of  a change in accounting principle       $   0.03       $     -       $      -     $      -        $     -
                                                               --------       -------       --------     --------        -------
Net income (loss) per share-basic                              $  (0.26)      $ (0.11)      $   0.36     $   0.22        $  0.11
                                                               ========       =======       ========     ========        =======

Per share results-diluted:
  Income (loss) before cumulative effect of  a change in       $  (0.29)      $ (0.11)      $   0.33     $   0.21        $  0.11
    accounting principle

  Cumulative effect of  a change in accounting principle       $   0.03       $     -       $      -     $      -        $     -
                                                               --------       -------       --------     --------        -------
Net income (loss) per share-diluted                            $  (0.26)      $ (0.11)      $   0.33     $   0.21        $  0.11
                                                               ========       =======       ========     ========        =======
Weighted average shares outstanding:

Basic
                                                                  8,910         8,837          8,632        8,806          8,854
Diluted
                                                                  8,910         8,837          9,480        9,354          8,870


Consolidated Balance Sheet Data (at period end):

Working capital                                                $ 10,258       $11,767       $ 12,533     $  9,536        $ 8,689
Total assets                                                     18,784        26,315         27,728       22,897         14,471
Stockholders' equity                                             11,186        13,654         13,322       10,037          8,966


     Note: All per share amounts and weighted average shares have been retroactively restated to reflect a two for one stock split effective March 27, 2000

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations
September 30, 2001 and 2000

Sales decreased $ 15,382,028 for the fiscal year ended September 30, 2001 compared to the prior year as detailed geographically in the table below:

                                                                   Percent
                       Year ended  September 30, Increase          Increase
                   2001           2000           (decrease)        (decrease)
                ---------------------------------------------------------------

Domestic      $ 11,888,839   $ 19,504,372      $ (7,615,533)            -39%
Europe          35,624,555     44,667,287        (9,042,732)            -20%
Asia             3,397,069      2,120,832          1,276,237             60%
                ----------     ----------         ----------            ---
  Total       $ 50,910,463   $ 66,292,491      $ (15,382,028)           -23%
                ===========    ===========       ============           ===



The primary forces causing the decrease were:

        o        Reduction in analog  board sales
        o        Sluggish worldwide economic conditions
        o        Lower average Euro to dollar  exchange rates

Unit sales for the fiscal year ended September 30, 2001 decreased about 23% to approximately 744,000 as compared to approximately 969,000 for the prior year. Sales to domestic customers were 23% of net sales compared to 29% for the prior year. Sales to European customers were 70% of net sales compared to 68% for the same period of the prior year. Sales to Asian customers were 7% compared to 3% for the prior year.

Gross margins decreased $3,013,889 for the year ended September 30, 2001. Gross margin as a percent of sales was 17.39% for the year ended September 30, 2001 compared to 17.90% for the year ended September 30, 2000. The components of the margin decrease are detailed below:


                                                                              Increase
                                                                             (decrease)
Decrease due to lower sales                                                 $(3,844,481)
Increase due to  improved material margins                                    2,036,221
Decrease due to labor related and other costs                                  (342,853)
Inventory provision for obsolescence in excess of prior year's provision       (862,776)
                                                                              ---------
-  Net decrease in margins                                                  $(3,013,889)


The decrease of 0.51% in the gross margin percentage for the fiscal year ended September 30, 2001 is as follows:

                                                                              Increase
                                                                             (decrease)
Improved margin on assembled boards                                             4.00%
Increased labor related and other costs                                        (2.36%)
Inventory reserve                                                              (2.15%)
                                                                               -------
Net decrease                                                                   (0.51%)
                                                                               =======

The improved margins on assembled boards was primarily derived from:

        o Cost savings obtained from the shifting of product pack out from an outside third party to our distribution center in Ireland
        o    Larger sales  mix of  higher gross  margin product

Increases in labor related and other costs was primarily due to the overhead, labor and pack out material expenses of our Irish distribution center, which commenced operations during the fourth quarter of fiscal 2000.

In recognition of the sales decline from fiscal 2000, slower sales of older product lines and engineering changes to products, we reviewed the net realizable value of our inventory as of September 30, 2001. We deemed it necessary to increase our reserve for obsolete and slow moving inventory. An additional reserve of $1,863,000 was recorded during the fourth quarter of fiscal 2001 and charged to cost of sales. The additional reserve decreased margins by 2.15% for fiscal 2001.

The  chart  below   illustrates   the   components   of  selling,   general  and
administrative expenses:


                              Fiscal year ended September 30,
                              -------------------------------
                                                              Increase                        Increase
                                   2001          2000        (Decrease)     2001     2000    (Decrease)
                                   ----          ----       -----------     ----     ----    ----------
Sales and Promotional         $ 6,479,351    $ 8,159,606   $ (1,680,255)    12.8%    12.3%      .5%
Customer Support                  380,488        464,921        (84,433)      .7%      .7%       -%
General and Administrative      3,422,635      3,607,086       (184,451)     6.7%     5.4%     1.3%
                              -----------    -----------   ------------     ----     -----     ----
    Total                     $10,282,474    $12,231,613   $ (1,949,139)    20.2%    18.4%     1.8%


Selling General and Administrative expenses decreased $1,949,139 from the prior year. As a percentage of sales, Selling, General and Administrative expenses for the fiscal year ended September 30, 2001 increased by 1.8% when compared to the prior year.

The decrease in sales and promotional expense of $1,680,255 was mainly due to :

        o Lower advertising costs of $1,009,768 due to lower co-operative advertising and reduced special promotions
        o   Reduced European sales office costs of $314,358
        o   Lower commission payments of $ 293,489 due to lower sales
        o   Decreased compensation costs of $ 21,513 due to personnel reductions

Customer Support costs decreased $84,433 mainly due to lower compensation costs.

The decrease in General and Administrative expenses of $ 184,541 was primarily due to:

        o Increase in compensation costs of $ 68,656 related to the hiring of an MIS Director, an in house attorney, and the compensation costs related to the addition of EsKape(TM) Labs administrative personnel somewhat offset by personnel reductions
        o Increased amortization costs of $120,045 mainly due to the amortization of goodwill and intangible assets related to the EsKape(TM)Labs acquisition
        o Decreased professional fees of $231,170 related to termination of outside consulting agreements and lower legal costs relating to legal fees incurred for a patent infringement suit and legal costs associated to the start up of our Luxembourg operation
        o    Lower rent costs of $ 25,035 due to the consolidation of the EsKape
             (TM)Labs office in California  into the Hauppauge office

Research and development expenses decreased $155,508 or approximately 9.0%. The decrease was due to lower worldwide compensation costs and less material and contract services consumed .

Litigation settlement

In 1997, we licensed a file conversion library for use in our WinTV(R) applications.

On June 14, 2001, we received notice that Accusoft Corporation ("Accusoft") had commenced an action against us in the United States District Court for the District of Massachusetts (the "District Court"), alleging that we:

        o had infringed Accusoft's copyright in certain software in violation of Title 17 of the United States Code
        o had violated the terms of its software license by making excess copies of the software without paying additional royalties
        o      used the software for unauthorized purposes

On July 31, 2001, we and Accusoft reached a settlement and release of all claims against company in exchange for payment of the settlement amount of $212,500.

Impairment of goodwill

During fiscal 2000, we acquired certain assets of EsKape(TM) Labs, Inc. This acquisition was accounted for using the purchase method. The fair value of the consideration paid exceeded the fair value of the assets acquired and goodwill of approximately $810,000 was recorded.

Due to changing conditions during fiscal 2001, the following events and circumstances indicated to us that our goodwill asset has been impaired and was not likely to be recovered:

        o EsKape(TM) Labs was not profitable during fiscal 2001 and did not contribute, nor is expected to contribute, any positive cash flow stream
        o EsKape(TM) Labs did not fulfill its internal sales forecast for fiscal 2001
        o       The asset value was greater than the estimated future cash flows
        o At the time of the acquisition, we hired approximately 10 of the EsKape(TM) Labs employees, including three from senior management. Only four employees remain
        o Certain EsKape(TM)Labs products have been deemed by management as slow moving products

In recognition of the above events, we recognized an impairment loss during the fourth quarter of fiscal 2001 for the entire remaining goodwill balance of $701,919.

We have recorded the impairment loss as a component of income (loss) from operations.

Other income (expense)

We had net other income for the year ended September 30, 2001 of $2,002,181 compared to net other expense for the prior year of $153,567 as detailed below:

                                              Year               Year
                                          Ended 9/30/01     Ended 9/30/00
                                          -------------     -------------
Interest income                          $    42,137        $  104,485
Interest expense                             (30,833)          (15,134)
Foreign currency transaction losses          (15,863)         (242,479)
Officer life insurance proceeds            2,000,000                 -
Other                                          6,740              (439)
                                         -----------         ---------
Total other income                       $ 2,002,181        $ (153,567)
                                         ===========        ==========


The increase in net other income was due to lower foreign currency transaction losses and insurance proceeds collected from a key man life insurance policy on the late Mr. Kenneth Aupperle, offset somewhat by interest expense on borrowings outstanding. See "Legal Proceedings" for a discussion on certain pending litigation on the said life insurance policy.


Tax provision (benefit)

Our net tax provision (benefit) for the year ended September 30, 2001 and 2000 is as follows:

                                                     2001             2000
                                                 -------------   -------------
Tax (benefit) attributable to U.S operations     $ (501,000)     $  (1,311,072)
Tax expense Asian operations                         44,200                  -
Tax  expense  European operations                   123,500            127,000
Deferred tax asset valuation allowance            1,082,797                  -
                                                  ----------       -----------
Net tax provision  (benefit)                     $  749,497      $  (1,184,072)
                                                 ===========     =============

Effective October 1, 1999, we restructured our foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity which services our European customers. The new structure created separate domestic and foreign tax entities, with the new Luxembourg entity paying a 7% license fee to our domestic operation for use of the Hauppauge name. For the last two fiscal years, our domestic operation has incurred losses. At September 30, 2000, our domestic operation had a deferred tax benefit of $1,267,997. We analyzed the future realization of the deferred tax asset during the fourth quarter of fiscal 2001 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the deferred tax asset and reduce certain income tax liabilities. The net result was a charge to our tax provision for $1,082,797.

The adoption of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", on October 1, 2000 resulted in a $319,000 gain, due to the cumulative effect of a change in accounting principle.

As a result of the above, we recorded a net loss of $2,281,697 for the year ended September 30, 2001, which resulted in basic and diluted loss per share of $0.26 on weighted average basic and diluted shares of 8,910,117, compared to a net loss of $999,215 for the year ended September 30, 2000, which resulted in basic and diluted loss per share of $0.11 on weighted average shares of 8,837,256. Options to purchase 1,827,326 and 1,610,226 shares of common stock at prices ranging $1.05 to $ 10.06 and $1.35 and $10.06 respectively were outstanding as of September 30, 2001 and 2000, respectively but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Results of operations
September 30, 2000 and 1999

Sales for the year ended September 30, 2000 were $ 66,292,491 compared to $58,601,611 for year ended September 30, 1999, an increase of $7,690,880 or 13%, comprised of a 22% increase in domestic sales and a 10% increase in European sales. The forces driving the sales growth were:

        o Sales of new products introduced during the latter part of fiscal 1999, including the WinTV(R)-USB, the WinTV(R)-DVB and the WinTV(R)-Go
        o Sales contribution from our Singapore office, which was opened during the fourth quarter of fiscal 1999
        o Sales contribution of EsKape(TM) Labs line of products for the Apple(R) Macintosh(R) market

Unit sales of the WinTV(R) and ImpactVCB products for the year ended September 30, 2000 increased 45% to approximately 969,000 as compared to approximately 670,000 for the prior year. Sales to domestic customers for the fiscal 2000 were 29% of net sales compared to 27% for fiscal 1999. Sales to international customers were 71% of net sales for fiscal 2000 compared to 73% for the prior fiscal year.

Gross profit for the year was $11,867,493 compared to $15,574,505 for the prior fiscal year, a decrease of $3,707,012. The gross profit percentage was 18% for the current period compared to 27% for the prior comparable period. Factors contributing to the decrease in gross profit margins include:

        o    Decline in the Euro to U.S. dollar exchange rate
        o    Larger sales mix of lower margin product
        o A $1,000,000 reserve for certain excess inventory related to our digital TV receiver products be recorded during the quarter ended June 30, 2000 to reflect tepid sales of digital products

The  chart  below   illustrates   the   components   of  selling,   general  and
administrative expenses:


                                                         Years ended September 30,
                                      Dollar Costs                                      Percentage of Sales
                                      ------------                                      -------------------
                                                                                                       Increase/
                                     2000           1999         Increase         2000       1999     (Decrease)
                                     ----           ----        -----------       ----       ----     ----------
Sales & Promotional              $ 8,160,214    $6,073,732     $2,086,482         12.4%      10.4%       2.0%
Customer Support                     464,921       447,860         17,061           .7%        .7%         -
General and Administrative         3,606,478     3,343,627        262,851          5.4%       5.7%       (.3%)
                                 -----------     ----------    ----------         -----      -----       -----
     Total                       $12,231,613    $9,865,219     $2,366,394         18.5%      16.8%       1.7%


As a percentage of sales, selling, general and administrative expenses for the year ended September 30, 2000 increased by 1.7% when compared to the prior year. Represented in dollars, selling, general and administrative expenses increased $2,366,394 over the comparable prior fiscal year.

The increase in sales and promotional expense of $2,086,482 was mainly due to:

o    Full year compensation costs for Singapore office
o    Compensation costs for EsKape(TM)Labs' personnel
o    Increased marketing department staff
o Higher commission attributable to increased sales and higher effective commission rate o Higher coop advertising costs due to increased sales
o Increased cost of European sales offices due to expanded marketing and customer support activities
o    Increased trade show costs due to attendance at shows geared to the Apple
     (R)Macintosh(R) market

Customer support increased $17,061. Customer support costs increases were mainly due to customer support service required to handle Asian customers.

The increase in general and administrative expenses of $262,851 was primarily due to:

o Higher professional fees for worldwide investment, tax and litigation advice and the cost of defending a patent litigation lawsuit
o     Hiring of in house staff counsel
o     Contractual salary increases for senior executives
o     Compensation of EsKape(TM)Labs' administrative staff
o     Compensation of Singapore office's administrative staff
o Increased rent of the California office due to additional space required to house EsKape(TM) Lab personnel
o     Full year of rent for the Singapore office
o     Direct building overhead costs of the Singapore and EsKape(TM) Lab offices
o     Increased communication costs due to Singapore and EsKape(TM) Lab offices
o Amortization of Goodwill and other intangible assets acquired in the EsKape(TM) Labs acquisition
o Depreciation for fixed assets located at the Singapore and EsKape(TM) Lab offices

Research and development expenses increased $409,064 or approximately 33%. The increase was due to the engineering compensation costs at our Singapore and EsKape(TM) Labs offices.

We had net other expenses for the year ended September 30, 2000 of $153,567 compared to net other income for the prior year of $139,878. The decrease in net other income was primarily due to lower returns on monies invested and foreign currency losses due to the decline of the Euro and British Pound Sterling.

We recorded an income tax benefit of $1,184,072 for the year ended September 30, 2000 compared to a tax provision of $1,475,000 for the year ended September 30, 1999. Effective October 1, 1999, we restructured our foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which will function as the entity which services our European customers. Our tax provision for the year ended September 30, 2000 was based on this new structure. As a result of losses attributed to domestic operations, the tax benefit derived from domestic losses offset the taxes due on income attributable to the European operation.

As a result of the above, we incurred a net loss after taxes for the year ended September 30, 2000 of $999,215, which resulted in a basic and diluted loss per share of $0.11, on weighted average basic and diluted shares of 8,837,256, compared to net income after taxes of $3,117,628 for the year ended September 30, 1999, which resulted in basic and diluted earnings per share of $0.36 and $0.33 on weighted average shares, adjusted for the stock split, of 8,632,432 and 9,479,748, respectively. Options to purchase 1,610,226 and 95,000 shares of common stock were outstanding as of September 30, 2000 and 1999, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

On February 10, 2000 our Board of Directors authorized a two for one stock split effected as a 100% common stock dividend. The stock split has been reflected retroactively for all issued common stock.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our fourth fiscal quarter (July to September). In addition, our international sales, mostly in the European market, were 77%, 71% and 73 % of sales for the years ended September 30, 2001, 2000 and 1999, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period.

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonality of retail sales.

Liquidity and Capital Resources

     Our cash, working capital and stockholders' equity position is disclosed below:


                                       As of September 30,
                               2001          2000               1999
                               ----          ----               ----

Cash                    $   4,422,239     $  2,744,855      $  6,122,922
Working Capital            10,258,143       11,766,900        12,533,310
Stockholders' Equity       11,185,618       13,653,677        13,322,091

The significant items of cash provided by and cash (used) for the fiscal year ended September 30, 2001 are detailed below:

Net (loss) (adjusted for non cash items including an
     inventory reserve of  $1,862,776)                                   $  733,204
Decrease in accounts receivable,  inventory and other prepaid assets      4,113,197
Decrease in deferred tax assets                                           1,082,797
Decrease in income taxes receivable                                         995,045
Decrease in  accounts payable and accrued expenses                       (3,877,675)
Foreign currency translation adjustments                                   (267,204)
Purchase of property, plant & equipment                                    (143,055)
Proceeds from option exercises and employee stock purchase plan              78,573
Loan repayments                                                          (1,000,000)
Purchase of  treasury stock                                                 (37,498)
                                                                         ----------
   Net increase in cash                                                  $1,677,384
                                                                         ==========

Net cash of $ 3,046,568 provided by operating activities was primarily due to a decrease in accounts receivable, inventory and prepaid assets of $4,113,197, a decrease in deferred tax assets of $ 1,082,797, a net decrease in income tax receivables of $995,045 and the net loss adjusted for non cash items (the largest being an inventory reserve charged to operations of $1,862,776) of $733,204, offset partially by cash used to fund the net decrease in accounts payable and accrued liabilities of $3,877,675.

Cash of $143,055 and $37,498 was used to purchase fixed assets and purchase treasury stock. Proceeds from the exercise of stock options and stock purchased by employees from the employee stock purchase plan provided additional cash of $78,573. Foreign currency translation adjustments decreased cash by $267,204.

On June 1, 2000 we acquired certain assets of EsKape(TM) Labs Inc. ("EsKape"), a California based company specializing in designing and manufacturing TV and video products for Apple(R)Macintosh(R) computers. The purchased assets expand and complement our product line into the Apple(R)Macintosh(R) market. The cash price for the acquisition, which was accounted for under the purchase method, was approximately $900,000, which included $100,000 in direct transaction costs and a restrictive covenant totaling $50,000. In addition to the price paid for the acquired assets, the purchase agreement also provided for contingent additional consideration, none of which was earned. See (Note 10) to "Consolidated Financial Statements."

On April 5, 2001 we extended our agreement with Chase Manhattan Bank, to provide us with a $6,500,000 credit facility. The facility allows us, at our option, to borrow at prime rate, which was 6% at September 30, 2001 or 1.25% above the London Interbank Offered Rate. The facility is secured by our assets, and expires on March 31, 2002. As of September 30, 2001, we had no borrowings outstanding under this line of credit.

On November 8, 1996, we approved a stock repurchase program for the repurchase of up to 600,000 shares of our own stock. We will use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of September 30, 2001, we held 465,086 treasury shares purchased for $1,371,562 at an average purchase price of approximately $2.95 per share. As of September 30, 2000, we held 429,602 treasury shares purchased for $1,334,064 at an average purchase price of approximately $3.11 per share.

We believe that our current cash position and availability under our bank line of credit will be sufficient to satisfy our anticipated operating needs for at least the ensuing twelve months.

 Inflation

While inflation has not had a material effect on our operations in the past, there can be no assurance that we will be able to continue to offset the effects of inflation on the costs of our products or services through price increases to our customers without experiencing a reduction in the demand for our products; or that inflation will not have an overall effect on the computer equipment market that would have a material affect on us.

Euro

On January 1, 1999, the Euro was adopted in Europe as the common legal currency among 11 of the 15 member countries of the European Community. On that date, the participating countries established fixed Euro conversion rates (i.e. the conversion exchange rate between their existing currencies and the Euro). The Euro now trades on currency exchanges and is available for non-cash transactions. A new European Central

Bank was established to direct monetary policy for the participating countries.

Prior to the adoption of the Euro, we billed our European customers in German Marks or British Pounds, depending upon which currency the customer preferred to be billed in. Effective January 1, 1999, we began invoicing our customers who are located in the eleven member countries in Euros. We continue to bill customers located in the United Kingdom in British Pounds. The benefits to billing customers in Euros were twofold:

        o Our foreign currency hedging program was streamlined to the Euro and the British Pound
        o The pricing from country to country was harmonized, eliminating price differences between countries due to the fluctuating local currencies

We handled the conversion to the Euro without any material disruptions to our operations. See Item 7A -- Market Risks.

Derivatives and Hedging Activities

We use derivatives to reduce our exposure to fluctuations in foreign currencies. Foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying forecasted sales transactions with customers. As of September 30, 2001, we have foreign currency contracts outstanding of approximately $7,493,000 against the delivery of the Euro. The contracts expire through January 2002. Our accounting policies for these instruments are based on its designation of such instruments as hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivatives on the balance sheet at net fair value. As of September 30, 2001, a current liability of $170,077 reflecting the net fair value of our derivatives was recorded on the balance sheet and is included as a component of accrued expenses.

For the year ended September 30, 2001, we recorded approximately $1,119,000 as an increase to net sales related to the changes in the fair value of our derivative contracts.

Recent Accounting Pronouncements
--------------------------------

In April 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which addresses whether consideration from a vendor to a reseller of the vendor's products is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. EITF 00-25 should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001.

The majority of vendor consideration granted by the Company relates to co-op advertising agreements with the Company's retail customers. Based on the requirements of EITF 00-25, the Company has properly included these costs as a component of selling, general and administrative expenses for all periods presented. In the opinion of management, it appears that the effect of all other vendor consideration arrangements would not have a material effect on the statement of operations based on the requirements of the pronouncement.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the quidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

Our previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying value of goodwill was $0 and other intangible assets is $16,400. Amortization expense during the year ended September 30, 2001 was approximately $106,000. We have written off all of our goodwill as of September 30, 2001 and adoption of SFAS 141 and SFAS 142 will not have a material impact on us.

Risks Factors

If TV technology for the PC or our implementation of this technology is not accepted, we will not be able to sustain or expand our business.

     Our future success depends on the growing use and acceptance of TV and video applications for PCs. The market for these applications is still evolving, and may not develop to the extent necessary to enable us to further expand our business. We have invested and continue to invest significant time and resources in the development of new products for this market.

Our:
        o    dependence on sales of TV and video products for the PC
        o    lack of market diversification
        o    lack of development of the market for our products
        o potential inability to remain ahead of the development of competing technologies could each have a material adverse effect on our business, operating results and financial condition.

We rely upon sales of a small number of product lines, and the failure of any one product line to be successful in the market could substantially reduce our sales.

We currently rely upon sales from our internal and external products, to generate a majority of our sales.

While we continue to develop additional products within these and other product lines, there can be no assurance that we will be successful in doing so. Consequently, if the existing or future products are not successful, sales could decline substantially, which would have a material adverse effect on our business, operating results and financial condition.

We rely heavily on the success of dealers and OEMs to market, sell and distribute our products. If these resellers do not succeed in effectively distributing our products, our sales could be reduced.

These resellers may not effectively promote or market our products or they may experience financial difficulties and even close operations. These dealers and retailers are not contractually obligated to sell the products. Therefore, they may, at any time:

        o   refuse to promote the products and
        o   discontinue the products in favor of a competitor's product.

Also, with this distribution channel standing between us and the actual end user, we may not be able to accurately gauge current demand and anticipate future demand for our products. For example, dealers may place large initial orders for a new product just to keep their stores stocked with the newest products and not because there is a significant demand for them.

Our distribution network includes several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. They also sell consumer products directly to certain retailers. Rapid change and financial difficulties of distributors have characterized distribution channels for consumer retail products. These arrangements have exposed us to the following risks, among others:

        o we may be obligated to provide price protection to certain retailers and distributors and, while certain agreements limit the conditions under which product can be returned, we may be faced with product returns or price protection obligations
        o the distributors or retailers may not continue to stock and sell our products and
        o    retailers and retail distributors often carry competing products

If these resellers do not succeed in effectively distributing our products, this could have a material adverse effect on our business, operating results and financial condition.

We operate in a highly competitive market, and many of our competitors have much greater resources, which may make it difficult for us to remain competitive.

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. We compete in this emerging market against companies such as ATI Technologies, Inc. and Pinnacle Systems, Inc., among others. We believe that competition from new entrants will increase as the market for digital video in a PC expands. There can be no assurance that we will not experience increased competition in the future. Such increased competition may have a material adverse affect on our ability to successfully market our products. Competition is expected to remain intense and, as a result, we may lose some of our market share to our competitors. Further, we believe that the market for our products will continue to be price competitive and thus we could continue to experience lower selling prices, lower gross profit margins and reduced profitability levels for such products than in the past.

Rapid technological changes and short product life cycles in our industry could harm our business.

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend in part on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We expended approximately $1,510,000, $1,666,000, and $1,257,000 for research and development expenses for the years ended September 30, 2001, 2000 and 1999. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete. See Item 7 -- Management's Discussion and Analysis- Risks and Forward Looking Statements.

If TV or video capabilities are included in PCs or in operating systems, it could result in a reduction in the demand for add-on TV and video devices. Although we believe that our software is a competitive strength, as operating systems such as Windows move to integrate and standardize software support for video capabilities, we will be challenged to further differentiate our products. Our operating results and ability to retain our market share are also dependent on continued growth in the underlying markets for PC, TV and video products.

We may not be able to timely adopt emerging industry  standards,  which may make
our   products   unacceptable   to  potential   customers,   delay  our  product
introductions or increase our costs.

Our products must comply with a number of current industry standards and practices established by various international bodies. Failure to comply with evolving standards, including video compression standards, TV transmission standards, and PC interface standards, will limit acceptance of our products by the market. If new standards are adopted in the industry, we will be required to adopt those standards in our products. It may take a significant amount of time to develop and design products incorporating these new standards, and we may not succeed in doing so. We may also become dependent upon products developed by third parties and have to pay royalty fees, which may be substantial, to the developers of the technology that constitutes the newly adopted standards.

We are heavily dependent upon foreign markets for sales of our products, primarily the European and Asian markets, and adverse changes in these markets could reduce our sales.

Our future performance will likely be dependent, in large part, on our ability to continue to compete successfully in the European and Asian markets, where a large portion of our current and potential customers are located. Our ability to compete in these markets will depend on many factors, including:

        o    the economic conditions in these regions
        o    the stability of the political environment in these regions
        o adverse changes in the relationships between major countries in these regions
        o    the state of trade relations among these regions and the United
             States
        o    restrictions on trade in these regions
        o the imposition or changing of tariffs by the countries in these regions on products of the type that we sell
        o    changes in the regulatory environment in these regions
        o    export restrictions and export license requirements
        o    restrictions on the export of critical technology
        o our ability to develop PC TV products that meet the varied technical requirements of customers in each of these regions
        o our ability to maintain satisfactory relationships with our foreign customers and distributors
        o    changes in freight rates
        o our ability to enforce agreements and other rights in the countries in these regions
        o    difficulties in staffing and managing international operations
        o difficulties assessing new and existing international markets and credit risks
        o potential insolvency of international customers and difficulty in collecting accounts

If we are unable to address any of these factors, it could have a material adverse effect on our business, operating results and financial condition.

We are heavily dependent upon foreign manufacturing facilities for our products, primarily facilities in Europe and Asia, which exposes us to additional risks.

The majority of our products are built at contract manufacturing facilities in Europe and Asia. Our ability to successfully build products at overseas locations will depend on several factors, including:

        o    the economic conditions in these regions
        o    the stability of the political environment in these regions
        o adverse changes in the relationships between major countries in these regions
        o    the state of trade relations among these regions and the United
             States
        o    restrictions on trade in these regions
        o the imposition or changing of tariffs by the countries in these regions on products of the type that we sell
        o    changes in the regulatory environment in these regions
        o    import restrictions and import license requirements
        o our ability to maintain satisfactory relationships with our foreign manufacturers
        o    changes in freight rates
        o    difficulties in staffing and managing international operations
        o potential insolvency of vendors and difficulty in obtaining materials

If we are unable to address any of these factors, it could have a material adverse effect on our business, operating results and financial condition.

Foreign currency exchange fluctuations could adversely affect our results.

Due to extensive sales to European customers with payment made to us in those local currencies and limited expenses paid in local currencies, we are a net receiver of currencies other than the U.S. dollar. As such, we benefit from a weak dollar and are negatively affected by a strong dollar relative to the major worldwide currencies, especially the Euro and British Pound Sterling. Consequently, changes in exchange rates expose us to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar. We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions to protect against currency exchange risks associated with our foreign denominated sales.

The strength or weakness of the U.S. dollar against the Euro and British Pound Sterling impacts our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. dollars). We engage in hedging programs aimed at limiting, in part, the impact of currency fluctuations. By selling foreign currency futures, we fix the rate of exchange at the time we enter into the contract. We deliver these currencies to the financial institutions at a later date when we actually receive the foreign currency.

As of September 30, 2001, we have foreign currency forward contracts outstanding of approximately $7,400,000 against delivery of the Euro. The contracts expire through January, 2002. As of September 30, 2001, we had realized losses from foreign currency forward contracts of $121,860.

Although we do not try to hedge against all possible foreign currency exposures because we can not fully estimate the size of our exposure, the contracts we procure are specifically entered into to as a hedge against existing or anticipated exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, when the U.S. dollar sustains a long term strengthening position against the foreign currencies in countries where we sell our products, our revenues, gross margins, operating income and retained earnings can be adversely affected. Factors that could impact the effectiveness of our hedging program include volatility of the currency markets and availability of hedging instruments.

Additionally, there is the risk that foreign exchange fluctuations will make our products less competitive in foreign markets, which would substantially reduce our sales.

We may be unable to develop new products that meet customer requirements in a timely manner.

Our success is dependent on our ability to continue to introduce new products with advanced features, functionality and performance that our customers demand. We may not be able to introduce new products on a timely basis, that are accepted by the market, and that sell in quantities sufficient to make the products viable for the long-term. Sales of new products may negatively impact sales of existing products. In addition, we may have difficulty establishing our products' presence in markets where it does not currently have significant brand recognition.

We may experience declining margins.

We may experience declining gross margins due to the following factors, among others:

        o   changes in foreign currency exchange rates
        o   larger sales mix of lower margin products
        o   possible future reserves for excess inventory
        o   increases in costs charged by contract manufacturers
        o   increases in duty and tariff rates
        o   increases in shipping costs
        o   lower average selling prices
        o   increases in material acquisition costs and
        o   different gross margins for like products in different markets

Consequently, as margins may decline, our profitability will be more dependent upon effective cost and management controls. There can be no assurances that such cost and management controls can be implemented and maintained, and if implemented, that they will be successful. See Item 7 -- Managements' Discussion and Analysis of Financial Condition and Results of Operations."

We have experienced, and expect to continue to experience, intense downward pricing pressure on our products, which could substantially impair our operating performance.

We are experiencing, and are likely to continue to experience, downward pricing pressure on our products. As a result, we have experienced, and we expect to continue to experience, declining average sales prices for our products. Increases in the number of units that we are able to sell and reductions in per unit costs may not be sufficient to offset reductions in per unit sales prices, in which case our net income would be reduced and we could incur losses. Since we typically negotiate supply arrangements far in advance of delivery dates, we may need to commit to price reductions for our products before we are aware of how, or if, these cost reductions can be obtained. As a result, any current or future price reduction commitments and our inability to respond to increased price competition could result in substantially reduced revenues and significant losses.

We are dependent upon contract manufacturers for our production. If these manufacturers do not meet our requirements, either in volume or quality, then we could be materially harmed.

During fiscal 2001, we subcontracted the manufacturing and assembly of our products to an independent third party at facilities in various countries.

Relying on subcontractors involves a number of significant risks, including:

        o    loss of control over the manufacturing process
        o    potential absence of adequate production capacity
        o    potential delays in production lead times
        o    unavailability of certain process technologies
        o reduced control over delivery schedules, manufacturing yields, quality and costs and
        o    unexpected increases in component costs

We may need to hold more inventory than is immediately required to compensate for potential manufacturing disruptions.

If our significant subcontractor becomes unable or unwilling to continue to manufacture these products in required volumes, we will have to identify qualified alternate subcontractors. Additional qualified subcontractors may not be available, or may not be available on a timely or cost competitive basis. Any interruption in the supply of or increase in the cost of the products manufactured by third party subcontractors could have a material adverse effect on our business, operating results and financial condition.

We are dependent upon single or limited source suppliers for our components. If these suppliers do not meet the demand, either in volume or quality, then we could be materially harmed.

If the supply of a key component were to be delayed or curtailed or in the event a key manufacturing vendor delays shipment of completed products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. Our business and financial performance could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. We attempt to mitigate these potential risks by working closely with our key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels.

We may need to hold more inventory than is immediately required to compensate for potential component shortages or discontinuation. This could lead to an increase in the costs of manufacturing or assembling our products.

If any single or limited source supplier becomes unable or unwilling to continue to supply these components in required volumes, we will have to identify and qualify acceptable replacements or redesign our products with different components. Additional sources may not be available, or product redesign may not be feasible on a timely basis. Any interruption in the supply of or increase in the cost of the components provided by single or limited source suppliers could have a material adverse effect on our business, operating results and financial condition.

We may incur excessive expenses if we are unable to accurately forecast sales of our products.

We generally ship products within one to four weeks after receipt of orders. Therefore, our sales backlog is typically minimal. Accordingly, our expectations of future net sales and our product manufacturing and materials planning are based largely on our own estimates of future demand and not on firm customer orders.

If we obtain orders in excess of our internal forecasts, we may be unable to timely increase production to meet demand which could have a material adverse effect on our business, operating results and financial condition. If our net sales do not meet expectations, profitability would be adversely affected, we may be burdened with excess inventory, and we may be subject to excess costs or inventory write-offs.

We may experience a reduction in sales if we are unable to respond quickly to changes in the market for our products.

Our net sales can be affected by changes in the quantity of products that our distributor and OEM customers maintain in their inventories. We may be directly and rapidly affected by changes in the market, including the impact of any slowdown or rapid increase in end user demand. Despite efforts to reduce distribution channel inventory exposure, distribution partners and OEM customers may still choose to alter their inventory levels, which could cause a reduction in our net sales.

We  may   accumulate   inventory  to  minimize  the  impact  of  shortages  from
manufacturers and suppliers, which may result in obsolete inventory that we may need to write off resulting in losses.

Managing our inventory is complicated by fluctuations in the demand for our products as well as the issues of using contract manufacturers and procuring components from suppliers mentioned above. As we must plan to have sufficient quantities of products available to satisfy our customers' demands, we sometimes accumulate inventory for a period of time to minimize the impact of possible insufficient capacity or availability of components from our manufacturers and suppliers. Although we expect to sell the inventory within a short period of time, products may remain in inventory for extended periods of time and may become obsolete because of the passage of time and the introduction of new products or new components within existing products. In these situations, we would be required to write off obsolete inventory which could have a material adverse effect on our business, operating results and financial condition.

We may need additional financing, and may not be able to raise additional financing on favorable terms or at all, which could limit our ability to grow and increase our costs.

We anticipate that we may need to raise additional capital in the future to continue our long term expansion plans, to respond to competitive pressures or to respond to unanticipated requirements. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. Our failure to obtain additional financing or inability to obtain financing on acceptable terms could require us to limit our plans for expansion, incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute existing stockholders' holdings or discontinue a portion of our operations.

We may become involved in costly intellectual property disputes.

With the proliferation of new products and rapidly changing technology, there is a significant volume of patents and other intellectual property rights held by third parties. There are a number of companies that hold patents for various aspects of the technologies incorporated in some of the PC and TV industries' standards. Given the nature of our products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted by third parties against us. We expect that parties seeking to gain competitive advantages will increase their efforts to enforce any patent or intellectual property rights that they may have. The holders of patents from which we may have not obtained licenses may take the position that it is required to obtain a license from them.

If a patent holder refuses to offer such a license or offers such a license on terms unacceptable to us, there is a risk of incurring substantial litigation or settlement costs regardless of the merits of the allegations, regardless of which party eventually prevails. If we do not prevail in a litigation suit, we may be required to pay significant damages and/or to cease sales and production of infringing products and accordingly, may incur significant defense costs. Additionally, we may need to attempt to design around a given technology, although there can be no assurances that this would be possible or economical.

We currently use technology licensed from third parties in certain products. Our business, financial condition and operating results could be adversely affected by a number of factors relating to these third-party technologies, including:

        o failure by a licensor to accurately develop, timely introduce, promote or support the technology;
        o   delays in shipment of products;
        o excess customer support or product return costs due to problems with licensed technology; and
        o   termination of our relationship with such licensors.

We may be unable to enforce our intellectual property rights.

We may not be able to adequately protect our intellectual property through patent, copyright, trademark and other means of protection. If we fail to adequately protect our intellectual property, our intellectual property rights may be misappropriated by others, invalidated or challenged, and our competitors could duplicate our technology or may otherwise limit any competitive technological advantage we may have. Due to the rapid pace of technological change, we believe our success is likely to depend more upon continued innovation, technical expertise, marketing skills and customer support and service rather than upon legal protection of our proprietary rights. However, we shall aggressively assert our intellectual property rights when necessary.

Even though we independently develop our products, our success will depend, in a large part, on our ability to innovate, obtain or license patents, protect trade secrets, copyrights and trademarks and draw upon our proprietary technology without infringing on the proprietary rights of others. We maintain copyrights on our designs and software programs, but currently we have no patent on the WinTV(R) board as we believe that such technology cannot be patented.

We have no patents issued or pending that relate to our technology. We are subject to a number of risks relating to intellectual property rights, including the following:

        o the means by which we seek to protect our proprietary rights may not be adequate to prevent others from misappropriating our technology or from independently developing or selling technology or products with features based on or similar to our products
        o our products may be sold in foreign countries that provide less protection to intellectual property than is provided under U.S. laws and
        o our intellectual property rights may be challenged, invalidated, violated or circumvented and may not provide us with any competitive advantage.

We may not be able to attract and retain qualified managerial and other skilled personnel.

Our success depends, in part, on our ability to identify, attract, motivate and retain qualified managerial, technical and sales personnel. Our future success is dependent on our ability to manage effectively the enhancement and introduction of existing and new products and the marketing of such products. We are particularly dependent on our ability to identify, attract, motivate and retain qualified managers, engineers and salespersons. The loss of the services of a significant number of engineers or sales people or one or more senior officers or managers could be disruptive to product development efforts or business relationships and could seriously harm our business.

We depend on a limited number of key personnel, and the loss of any of their services could adversely affect our future growth and profitability and could substantially interfere with our operations.

Our products are complex and our market is evolving. The success of our business depends in large part upon the continuing contributions of our management and technical personnel. The loss of the services of any of our key officers or employees could adversely affect our future growth and profitability and could substantially interfere with our operations.

Our dependence upon our key officers and employees is increased by the fact that they are responsible for our sales and marketing efforts, as well as our overall operations. We do not have key person life insurance policies covering any of our employees other than Mr. Plotkin, our Chairman of the Board, President and Chief Executive Officer and the insurance coverage that we have on him may be insufficient to compensate us for the loss of his services.

We may not be able to effectively integrate businesses or assets that we acquire.

We may identify and pursue acquisitions of complementary companies and strategic assets, such as customer bases, products and technology. However, there can be no assurance that we will be able to identify suitable acquisition opportunities.

If any such opportunity involves the acquisition of a business, we cannot be certain that:

        o we will successfully integrate the operations of the acquired business with our own
        o   all the benefits expected from such integration will be realized
        o management's attention will not be diverted or divided, to the detriment of current operations
        o amortization of acquired intangible assets will not have a negative effect on operating results or other aspects of our business
        o delays or unexpected costs related to the acquisition will not have a detrimental effect on the combined business, operating results and financial condition
        o customer dissatisfaction with, or performance problems at, an acquired company will not have an adverse effect on our reputation and
        o   respective operations, management and personnel will be compatible

In most cases, acquisitions will be consummated without seeking and obtaining stockholder approval, in which case stockholders will not have an opportunity to consider and vote upon the merits of such an acquisition. Although we will endeavor to evaluate the risks inherent in a particular acquisition, there can be no assurance that we will properly ascertain or assess such risks.

Our products could contain defects, which could result in delays in recognition of sales, loss of sales, loss of market share, or failure to achieve market acceptance, or claims against us.

We develop complex products for TV and video processing. Despite testing by our engineers, subcontractors and customers, errors may be found in existing or future products. This could result in, among other things, a delay in recognition of sales, loss of sales, loss of market share, failure to achieve market acceptance or substantial damage to our reputation. We could be subject to material claims by customers, and may need to incur substantial expenses to correct any product defects. We do not have product liability insurance to protect against losses caused by defects in our products, and we also do not have "errors and omissions" insurance. As a result, any payments that we may need to make to satisfy our customers may be substantial and may result in a substantial charge to earnings.

We may experience fluctuations in our future operating results, which will make predicting our future results difficult.

Historically, our quarterly and annual operating results have varied significantly from period to period, and we expect that our results will continue to do so. These fluctuations result from a variety of factors, including:

        o    market acceptance of our products
        o changes in order flow from our customers, and their inability to forecast their needs accurately
        o the timing of our new product announcements and of announcements by our competitors
        o increased competition, including changes in pricing by us and our competitors
        o delays in deliveries from our limited number of suppliers and subcontractors and
        o    difficulty in implementing effective cost management constraints

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our fourth fiscal quarter (July to September). In addition, our international sales, mostly in the European market, were 77%, 71% and 73 % of sales for the years ended September 30, 2001, 2000 and 1999, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period. Accordingly, any sales or net income in any particular period may be lower than the sales and net income in a preceding or comparable period. Period-to-period comparisons of our results of operations may not be meaningful, and should not be relied upon as indications of our future performance. In addition, our operating results may be below the expectations of securities analysts and investors in future periods. Failure to meet such expectations, should such an event occur, will likely cause our share price to decline.

Our common stock price is highly volatile.

The market price of our common stock has been, and may continue to be, subject to a high degree of volatility. Numerous factors may have a significant impact on the market price of our common stock, including:

        o    general conditions in the PC and TV industries
        o    product pricing
        o    new product introductions
        o    market growth forecasts
        o    technological innovations
        o    mergers and acquisitions
        o    announcements of quarterly operating results
        o    overall U.S. and worldwide economic health
        o    stability of the U.S. and worldwide securities markets
        o    the events of September 11, 2001

In addition, stock markets have experienced extreme price volatility and broad market fluctuations in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies in many cases for reasons unrelated to the operating performance of the specific companies. The price of our common stock has experienced volatility not necessarily related to our performance.

Our principal stockholders, executive officers and directors have substantial control over most matters submitted to a vote of the stockholders, limiting the ability of outside stockholders to control management, and any premium over market price that an acquirer might otherwise pay may be reduced and any merger or takeover may be delayed.

Our principal stockholders beneficially own 20.6% of our common stock not including presently exercisable stock options. As a result, these stockholders will have substantial control over the outcome of most matters submitted to a vote of stockholders, including the election of members of our board, and the approval of significant corporate transactions. This concentration of ownership may also impede a merger, consolidation, takeover or other business consolidation, or discourage a potential acquirer from making a tender offer for our stock. This concentration of ownership could also negatively affect our stock price or decrease any premium over market price that an acquirer might otherwise pay.

No dividends and none anticipated.

We have never paid any cash dividends on our common stock and do not contemplate or anticipate paying any cash dividends on our common stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the business.

From time to time, information provided by us, statements made by our employees or information provided in our Securities and Exchange Commission filings, including information contained in this Form 10-K, may contain forward looking information. Our actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including but not limited to rapid changes in technology, lack of funds for research and development, competition, proprietary patents and rights of others, loss of major customers, loss of sources of supply for our components, non-availability of management, government regulation, currency fluctuations and our inability to profitably sell our products. The market price of our common stock may be volatile at times in response to fluctuation in our quarterly operating results, changes in analysts' earnings estimates, market conditions in the computer hardware industry, seasonality of the business cycle, as well as general conditions and other external factors.

Item 7A.  Market Risks
          ------------

Due to extensive sales to European customers with payment made to us in those local currencies and limited expenses paid in local currencies, we are a net receiver of currencies other than the U.S. dollar. As such, we benefit from a weak dollar and are negatively affected by a strong dollar relative to the major worldwide currencies, especially the Euro and British Pound Sterling. Consequently, changes in exchange rates expose us to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar. We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions to protect against currency exchange risks associated with our foreign denominated sales.

The strength or weakness of the U.S. dollar against the Euro and British Pound Sterling impacts our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. dollars). We engage in hedging programs aimed at limiting, in part, the impact of currency fluctuations. By selling foreign currency futures, we fix the rate of exchange at the time we enter into the contract. We deliver these currencies to the financial institutions at a later date when we actually receive the foreign currency.

As of September 30, 2001, we have foreign currency forward contracts outstanding of approximately $7,492,300 against delivery of the Euro. The contracts expire through January, 2002. As of September 30, 2001, we had realized losses from foreign currency forward contracts of $121,860.

Although we do not try to hedge against all possible foreign currency exposures because we can not fully estimate the size of our exposure, the contracts we procure are specifically entered into to as a hedge against existing or anticipated exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, when the U.S. dollar sustains a long term strengthening position against the foreign currencies in countries where we sell our products, our revenues, gross margins, operating income and retained earnings can be adversely affected. Factors that could impact the effectiveness of our hedging program include volatility of the currency markets and availability of hedging instruments.

For the year ended September 30, 2001, we recorded approximately $1,119,000 as an increase to net sales related to the changes in the fair value of our derivative contracts.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                  See Consolidated Financial Statements annexed hereto

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

     Item 10  (Directors,  Executive  Officers,  Promoters and Control  Persons;
Compliance with Section 16(a) of the Exchange Act), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) will be incorporated in our Proxy Statement to be filed within 120 days of September 30, 2001 an0d are incorporated herein by reference.

                                     PART IV


Item 14. EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

(a)      Exhibits.

Exhibit
Number

3.1      Certificate of Incorporation, as amended to date (1)
3.2      Amended and Restated By-laws (10)
4.1      Form of Common Stock Certificate (1)
4.2      1994 Incentive Stock Option Plan (1)
4.3      1996 Non-Qualified Stock Option Plan (4)
4.4      1998 Incentive Stock Option Plan (5)
4.5      2000 Hauppauge Digital Inc. Performance and Equity Incentive Plan(7)
4.6      Hauppauge Digital Inc. Employee Stock Purchase Plan (8)
4.7      Stockholder Rights Plan (9)
10.1     Form of Employment Agreement with Kenneth Plotkin(6)
10.2 Lease dated February 7, 1990 between Ladokk Realty Company and Hauppauge Computer Works, Inc.(1)
10.2.1 Modification made February 1, 1996 to lease dated 1990 between LADOKK Realty and Hauppauge Computer Works, Inc. (2)
10.3     Long Island Development Corporation ("LIDC") Mortgage Loan Agreements
         (1)
10.4     The Company's Guaranty of LIDC Loan Agreements (1)
10.5     Shawmut Mortgage Loan Agreements  (1)
10.6     The Company's Guaranty of the Shawmut Mortgage Loan Agreements (1)
10.7 Master Purchase Agreement between Reuters Ltd. and Hauppauge Computer Works Inc. (1)
10.8 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Computer Works, Ltd., dated July 12, 2000 (11)
10.9 Security Agreement by and between The Chase Manhattan Bank and HCW Distributing Corp., dated July 12, 2000 (11)
10.10 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Computer Works, Gmbh, dated July 12, 2000 (11)
10.11 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Digital Europe Sarl, dated July 12, 2000 (11)
10.12 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Computer Works Sarl, dated July 12, 2000 (11)
10.13 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Digital Asia Pte. Ltd., dated July 12, 2000 (11)
10.14 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Digital, Inc., dated July 12, 2000 (11)
10.15 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Computer Works, Inc., dated July 12, 2000 (11)
10.16 Guaranty by and between Hauppauge Digital, Inc. and Hauppauge Computer Works, Inc. and The Chase Manhattan Bank, dated July 12, 2000 (11)
10.17 Grid Promissory Note by and between Hauppauge Digital, Inc. and Hauppauge Computer Works, Inc.

         and The Chase Manhattan Bank, dated April 5, 2001
21       Subsidiaries of the Company
23       Consent of BDO Seidman LLP

1. Denotes document filed as an Exhibit to the Company's Registration Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.

2. Denotes document filed as an Exhibit to the Company's Form 10-KSB for September 30, 1996 and incorporated herein by reference.

3. Denotes document filed as an Exhibit to the Company's Form 8K dated August 22, 2001 and incorporated herein by reference.

4. Denotes document filed as an Exhibit to the Company's Definitive Proxy pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed on January 22, 1997, and incorporated herein by reference.


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

9. Denotes document filed as an Exhibit to the Company's Form 8-K dated July 20, 2001 and as an Exhibit to the Company's Registration Statement on Form 8-A12G and incorporated herein by reference.

10. Denotes document filed as an Exhibit to the Company's Form 8-K dated August 22, 2001 and incorporated herein by reference.

11. Denotes document filed as an Exhibit to the Company's Form 10-K for September 30, 2000 and incorporated herein by reference.


                  (b) Reports on form 8K

     The Company filed two Forms 8K during the fourth quarter of the fiscal year ended September 30, 2001 - on July 20, 2001 and August 22, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly endorsed.

                         HAUPPAUGE DIGITAL INC.


                          By: /s/ Kenneth PLotkin       Date: December 27, 2001
                             ------------------------         -----------------
                             KENNETH PLOTKIN
                             Chief Executive Officer,
                             President and Secretary


                          By: /s/ Gerald Tucciarone     Date: December 27, 2001
                             ------------------------         -----------------
                             GERALD TUCCIARONE
                             Treasurer and Chief
                             Financial Officer

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and as of the date indicated.


                           By: /s/ Clive R. Holmes      Date: December 27, 2001
                             ------------------------         -----------------
                             CLIVE R. HOLMES
                             Director


                           By: /s/ Kenneth Plotkin      Date: December 27, 2001
                              ------------------------         -----------------
                              KENNETH PLOTKIN
                              Director

                           By:/s/ Steven J. Kuperschmid  Date: December 27, 2001
                              -------------------------        -----------------
                              STEVEN J. KUPERSCHMID
                              Director


                           By: /s/ Bernard Herman       Date: December 27, 2001
                              ------------------------        -----------------
                              BERNARD HERMAN
                              Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page(s)

Report of Independent  Certified Public Accountants                  F-2

Consolidated Balance Sheets as of September 30, 2001 and 2000        F-3

Consolidated Statements of Operations
for the years ended September 30, 2001, 2000 and 1999                F-4

Consolidated Statements of Other Comprehensive Income (loss) for
the years ended September 30, 2001, 2000 and 1999                    F-5

Consolidated Statements of Stockholders' Equity for the years
ended September 30, 2001, 2000 and 1999                              F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 2001, 2000 and 1999                                    F-7

Notes to Consolidated Financial Statements                           F-8 to F-24

Report of Independent Certified Public Accountants                   F-25

Schedule II Valuation and Qualifying Accounts-Allowance for
Doubtful Accounts                                                    F-26

Schedule II Valuation and Qualifying Accounts-Reserve for Obsolete
and Slow Moving Inventory                                            F-27

Schedule II Valuation and Qualifying Accounts-Reserve for Sales
Returns                                                              F-28

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York


We have audited the accompanying consolidated balance sheets of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of operations, other comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the management of Hauppauge Digital, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.




/s/ BDO Seidman, LLP
--------------------
   BDO Seidman, LLP

Melville, New York
December 6, 2001

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            September 30,      September 30,
                                                                                 2001                 2000
                                                                          -------------------------------------
                                            ASSETS:
 Current Assets:
     Cash and cash  equivalents                                           $  4,422,239          $  2,744,855
     Accounts receivable, net of various allowances of                       4,243,594             6,172,993
      $2,867,000 and $ 2,850,000
     Income taxes receivable                                                   501,000             1,496,045
     Inventories, net                                                        8,171,567            12,289,975
     Prepaid expenses and other current assets                                 518,265               456,431
     Deferred tax assets                                                             -             1,267,797
                                                                             ---------             ---------
                Total current assets                                        17,856,665            24,428,096

     Property, plant and equipment, net                                        825,847               977,030
     Goodwill and other intangible assets, net                                  16,400               824,519
     Security deposits and other non current assets                             85,228                85,228
                                                                                ------                ------
                                                                          $ 18,784,140          $ 26,314,873
                                                                          ============          ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY :

 Current Liabilities:
    Accounts payable                                                      $  5,732,971          $ 10,481,714
    Accrued expenses                                                         1,585,023               952,482
    Income taxes payable                                                       280,528               227,000
    Loan payable                                                                     -             1,000,000
                                                                             ---------             ---------
              Total current liabilities                                      7,598,522            12,661,196
                                                                             ---------            ----------

 Stockholders' Equity
    Common stock $.01 par value; 25,000,000 shares authorized, 9,364,359
     and 9,312,578  issued, respectively                                        93,644                93,126
     Additional paid-in capital                                             12,164,243            12,046,421
     Retained earnings                                                         566,497             2,848,194
     Accumulated other comprehensive loss                                     (267,204)                    -
    Treasury stock, at cost, 465,086 and 429,602  shares, respectively      (1,371,562)           (1,334,064)
                                                                            ==========            ==========
             Total stockholders' equity                                     11,185,618            13,653,677
                                                                            ----------            ----------
                                                                          $ 18,784,140          $ 26,314,873
                                                                          ============          ============

          See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           Years ended September 30,
                                                                                ------------------------------------------------
                                                                                       2001            2000           1999
                                                                                ------------------------------------------------

Net  sales                                                                      $ 50,910,463      $ 66,292,491      $ 58,601,611
Cost  of  sales                                                                   42,056,859        54,424,998        43,027,106
                                                                                ------------------------------------------------
    Gross Profit                                                                   8,853,604        11,867,493        15,574,505
Selling, general and  administrative expenses                                     10,282,474        12,231,613         9,865,219
Research & development expenses                                                    1,510,092         1,665,600         1,256,536
Write off of goodwill                                                                701,919                 -                 -
Litigation settlement                                                                212,500                 -                 -
                                                                                ------------------------------------------------
    Income (loss) from operations                                                 (3,853,381)       (2,029,720)        4,452,750

Other  Income (expense):
  Interest income                                                                     42,137           104,485           201,392
  Interest expense                                                                   (30,833)          (15,134)                -
  Life insurance proceeds                                                          2,000,000                 -                 -
  Foreign currency                                                                   (15,863)         (242,479)          (61,514)
  Other, net                                                                           6,740              (439)                -
                                                                                ------------------------------------------------
 Total other income (expense)                                                      2,002,181          (153,567)          139,878
                                                                                ------------------------------------------------
      Income (loss) before taxes on income                                        (1,851,200)       (2,183,287)        4,592,628
Income tax provision (benefit)                                                       749,497        (1,184,072)        1,475,000
                                                                                ------------------------------------------------
   Income (loss) before cumulative effect of a change in accounting principle     (2,600,697)         (999,215)        3,117,628
   Cumulative effect of a change in accounting principle                             319,000                 -                 -
                                                                                ------------------------------------------------
      Net income (loss)                                                          ($2,281,697)        ($999,215)       $3,117,628
                                                                                ================================================
Per share results-basic:
   Income (loss) before cumulative effect of a change in accounting principle         ($0.29)           ($0.11)            $0.36
   Cumulative effect of a change in accounting principle                               $0.03                 -                 -
                                                                                ------------------------------------------------
Net income (loss) per share-basic                                                     ($0.26)           ($0.11)            $0.36
                                                                                ------------------------------------------------

Per share results-diluted
   Income (loss) before cumulative effect of a change in accounting principle         ($0.29)           ($0.11)            $0.33
   Cumulative effect of a change in accounting principle                               $0.03                 -                 -
                                                                                ------------------------------------------------
Net income (loss) per share-diluted                                                   ($0.26)           ($0.11)            $0.33
                                                                                ================================================


          See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)





                                               Years ended September 30,
                                           2001         2000         1999
                                           ----         ----         ----

Other comprehensive income (loss):
Net income (loss)                      $ (2,281,697)   $(999,215)   $3,117,628
Foreign currency translation  loss         (267,204)           -             -
                                         ---------------------------------------
Other  comprehensive income (loss)      ($2,548,901)   $(999,215)   $3,117,628
                                        ========================================

          See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                                        Common Stock
                                                     -----------------------
                                                                                   Retained       Accumulated
                                                     Number           Additional   Earnings          Other
                                                     Of               Paid-in                    Comprehensive   Treasury
                                                     Shares   Amount  Capital                    Income (loss)    Stock     Total
                                                     -------------------------------------------------------------------------------
BALANCE AT OCTOBER 1, 1998                         9,002,804  $90,028 $ 10,420,693  $   729,781         -   $(1,203,604)$10,036,898
Net income for the year ended  September 30, 1999          -        -            -    3,117,628         -             -   3,117,628
Purchase of treasury stock                                 -        -            -            -         -       (63,525)    (63,525)
Exercise of  Stock Options                           117,200    1,172      191,519            -         -             -     192,691
Compensation in options for consulting services            -        -       36,000            -         -             -      36,000
Stock issued to pay bonuses                              600        6        2,393            -         -             -       2,399
                                                  ----------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                      9,120,604  $91,206 $ 10,650,605  $ 3,847,409         -   $(1,267,129)$13,322,091
                                                  ----------------------------------------------------------------------------------
Net( loss) for the year ended  September 30, 2000          -        -            -     (999,215)        -             -    (999,215)
Exercise of Stock Options                            190,274    1,903      452,830            -         -       (66,935)    387,798
Tax benefit related to stock options exercised by
  employees                                                -        -      883,000            -         -             -     883,000
Compensation in options for consulting services            -        -       38,004            -         -             -      38,004
Stock issued to pay bonuses                            1,700       17       21,982            -         -             -      21,999
                                                  ----------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                      9,312,578  $93,126 $ 12,046,421  $ 2,848,194         -   $(1,334,064)$13,653,677
                                                  ----------------------------------------------------------------------------------
Net  (loss)   for the year ended  September 30,
  2001                                                     -        -            -   (2,281,697)        -             -  (2,281,697)
Purchase of treasury stock                                 -        -            -            -         -       (37,498)    (37,498)
Exercise of Stock Options                             11,000      110       15,712            -         -             -      15,822
Foreign currency translation loss                          -        -            -            -  (267,204)            -    (267,204)
Compensation in options for consulting services                     -       38,004            -         -             -      38,004
Stock issued to pay bonuses                              800        8        1,755            -         -             -       1,763
Stock issued through Employee Stock Purchase plan     39,981      400       62,351            -         -             -      62,751
                                                  ----------------------------------------------------------------------------------
BALANCE AT SEPTEMBER  30, 2001                    9,364,359   $93,644 $ 12,164,243   $  566,497 $(267,204)  $(1,371,562)$11,185,618
                                                  ==================================================================================


          See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years ended September 30,
                                                                               2001                2000           1999
                                                                       ---------------------------------------------------------
Cash Flows From Operating Activities:
  Net  (loss),  income                                                      $(2,281,697)          $(999,215)     $ 3,117,628
                                                                       ---------------------------------------------------------
   Adjustments to reconcile net (loss) income to net cash
     Provided by (used in) operating activities:
      Depreciation and amortization                                           1,102,357             265,904          158,967
      Provision for uncollectible accounts receivable                            10,000              30,000           35,000
      Provision for inventory reserve                                         1,862,776           1,000,000                -
     Deferred tax expense  (benefit)                                          1,082,797            (790,723)         120,057
    Tax benefit related to options exercised by employees                             -             883,000                -

      Other non cash items                                                       39,768              60,003           38,399
  Changes in current assets and liabilities:
     Accounts receivable                                                      1,919,399             770,459         (511,289)
     Income taxes receivable                                                    995,045          (1,496,045)               -
     Inventories                                                              2,255,632            (332,536)      (4,405,342)
     Prepaid expenses and other current assets                                 (61,834)             (48,515)          60,847
    Other assets                                                                      -             (15,009)               -
    Accounts payable                                                         (4,748,743)           (727,063)       1,711,774
    Accrued expenses and income taxes                                           871,068          (2,017,234)        (166,837)
                                                                       ---------------------------------------------------------
        Total adjustments                                                     5,328,265          (2,417,759)      (2,958,424)
                                                                       ---------------------------------------------------------
   Net cash  provided by (used in) operating activities                       3,046,568          (3,416,974)         159,204
                                                                       ---------------------------------------------------------
Cash Flows From Investing Activities:
    Purchases of property, plant and equipment                                 (143,055)           (449,304)        (431,288)
    Business acquisition, net of cash acquired                                        -            (899,587)               -
    Other                                                                                                 -          (16,012)
                                                                       ---------------------------------------------------------
       Net cash used in investing activities                                   (143,055)         (1,348,891)        (447,300)
                                                                       ---------------------------------------------------------
Cash Flows From Financing Activities:
    Loan repayments                                                          (1,000,000)                  -                -
    Proceeds from loan                                                                -           1,000,000                -
    Proceeds from employee stock purchases                                       78,573             387,798          192,691
    Purchase of treasury stock                                                  (37,498)                  -          (63,525)
                                                                       ---------------------------------------------------------
        Net cash (used in)  provided by financing activities                   (958,925)          1,387,798          129,166
                                                                       ---------------------------------------------------------
        Net increase  (decrease) in cash and cash equivalents                 1,944,588          (3,378,067)        (158,930)
Effect of exchange rate changes on  cash and cash equivalents                  (267,204)                  -                -
Cash and cash equivalents, beginning of year                                  2,744,855           6,122,922        6,281,852
                                                                       ---------------------------------------------------------
Cash and cash equivalents, end of year                                     $  4,422,239        $  2,744,855     $  6,122,922
                                                                       =========================================================
Supplemental disclosures:

   Interest paid                                                           $    24,546         $     8,180                 -
   Income taxes paid                                                       $     4,506             503,217         1,971,561
                                                                       =========================================================
Supplemental disclosure of non cash financing activities:
Shares exchanged for exercise of stock options                                       -         $    66,935                 -
                                                                       =========================================================


                                       F-7
          See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hauppauge Digital, Inc. and its wholly-owned subsidiaries, Hauppauge Computer Works, Inc., HCW Distributing Corp., Eskape Acquisition Corporation and Hauppauge Digital Europe S.a.r.l. and its wholly-owned subsidiaries, Hauppauge Digital Asia Pte Ltd, Hauppauge Computer Works, GmbH, Hauppauge Computer Works, Ltd., and Hauppauge Computer Works S.a.r.l. All inter-company accounts and transactions have been eliminated.

Nature of Business

The Company is primarily engaged in the design, manufacture and marketing of WinTV(R) video computer boards and video conferencing boards. The Company relies primarily upon one subcontractor with locations in Hungary and Malaysia to manufacture its products. WinTV(R) boards convert moving video images from cable TV, video cameras or a VCR to a digital format which is displayed in a sizable window on a PC monitor. These video images can be viewed simultaneously with normal PC operations such as word processing programs and spreadsheet applications. The WinTV(R) board is marketed worldwide through retailers, distributors, original equipment manufacturers and manufacturers' representatives. Net sales to international and domestic customers were approximately 77% and 23%, 71% and 29%, and 73% and 27% of total sales for the years ended September 30, 2001, 2000 and 1999, respectively. The Company operates in one segment. It maintains sales offices in both Europe and Asia.

Net sales to customers by geographic location consist of:

                                             Years ended September 30,

  Sales to:                      2001             2000             1999
-----------                     -----             ----             ----
   United States                  23%              29%              27%
   Germany                        41%              40%              43%
   United Kingdom                 12%              11%              13%
   France                          6%               5%               6%
   Asia                            7%               4%               -
   Italy                           2%               -                -
   Netherlands                     1%               1%               2%
   Other Countries                 8%              10%               9%
                                 ----             ----             ----
        Total                    100%             100%             100%

Net long lived assets located in the United States Europe and Asia locations were approximately 78%, 16% and 6% of total net long lived assets, respectively, at September 30, 2001, and 85%, 8% and 7% , respectively , at September 30, 2000.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any adjustments when necessary.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times such cash in banks are in excess of the FDIC insurance limit. Concentration of credit risk with respect to accounts receivable exists because the Company operates in one industry (also see Note 7). Although the Company operates in one industry segment, it does not believe that it has a material concentration of credit risk either from an individual counter party or a group of counter parties, due to the large and diverse user group for its products. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible amounts.

Shipping and Handling Costs

On October 1, 2000, the Company adopted the classification requirements for shipping and handling fees and costs as required under EITF No. 00-10, "Accounting for Shipping and Handling Fee Costs." Accordingly, shipping and handling fee costs, which historically were included in Selling , General and Administrative expenses are recorded in Cost of Sales. Prior periods have been restated to conform with this presentation.

Revenue Recognition

The Company records revenue when its products are shipped. The Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimatable. Provisions for estimated sales allowances and returns are accrued at the time revenues are recognized based on historical experience. The sales return reserve is evaluated on a quarterly basis. Adjustments to these estimates are made in the period of the product return.

Price protection is typically granted to the Company's distributors on their existing inventory if the Company reduces the sales price on current product offerings. At the time of a price reduction, the Company accrues a charge against sales for the difference between the value of the distributor's inventory at its new price compared to the distributor's inventory at its original cost.

Warranty Policy

The Company warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial retail purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company or its authorized repair agent. The Company accrues anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories

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

        Office Equipment and Machinery:  5 to 7 years
        Leasehold improvements:  Asset life or lease term, whichever is shorter

Goodwill and intangibles assets

The net assets of businesses purchased have been recorded at their fair value at the acquisition date, and the consolidated financial statements include their operations from that date. Any excess of acquisition costs over the fair value of identifiable net assets acquired is included in goodwill and is amortized on a straight line basis over periods not exceeding 10 years. (See Note 10)

Income taxes

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements.

Long-Lived Assets

Long-lived assets, such as property and equipment and goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. (See
Note 10)

Research and Development

Expenditures for research and development are charged to expense as incurred.

Foreign Currency Translations  and Transactions

The Company's Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company's European subsidiaries are determined using Euros as the functional currency. Certain assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Euro-denominated income statement accounts that pertain to sales are translated at the average monthly forward exchange contract rate. Currencies other than Euros (primarily British Pound Sterling) and Euro accounts other than sales are translated at the average prevailing exchange rate during the year. Translation adjustments arising from the translation to U.S. dollars at differing exchange rates are included in the accumulated other comprehensive loss account in stockholders' equity. Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income. During the year ended September 30, 2001, the Company recorded a charge to stockholders' equity for other comprehensive loss of $267,204, related to the translation of foreign financial statements. Prior to September 30, 2000, the Company maintained its functional currency in U.S. dollars.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivatives and Hedging Activities

The Company uses derivatives to reduce its exposure to fluctuations in foreign currencies. Derivative products, such as foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying forecasted sales transactions with customers. The Company's accounting policies for these instruments are based on its designation of such instruments as hedging transactions. The Company does not use derivative instruments for purposes other than hedging. The Company records all derivatives on the balance sheet at fair value. As of September 30, 2001, a current liability of $170,077 reflecting the fair value of the Company's derivatives was recorded on the balance sheet. The Company recognizes gains and losses on derivative contracts as an adjustment to net sales.

For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated Other Comprehensive Income (Loss) (a component of stockholders' equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e. the ineffective portion and any portion of the derivative excluded from the assessment of effectiveness) is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period. To date, none of the Company's derivatives qualify for hedge accounting.

The effect of implementing SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which was adopted on October 1, 2000, is presented in this Annual Report on Form 10-K as a cumulative effect of a change in accounting principle.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, accounts receivable and accounts payable, approximate fair value as of September 30, 2001 because of the relatively short term maturity of these instruments.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) per share

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflect, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings (loss) per share follows:

                                                    Years ended September 30,
                                                2001         2000        1999
                                                ----         ----        ----
Weighted average shares outstanding-basic     8,910,117   8,837,256    8,632,432
Common stock equivalents-stock options                -           -      847,316
                                             -----------------------------------
Weighted average shares outstanding-diluted   8,910,117   8,837,256    9,479,748
                                             ===========  =========    =========

Options to purchase 1,827,326, 1,610,226 and 95,000 shares of common stock at prices ranging $1.05 to $ 10.06, $1.35 to $10.06 and $8.75 , respectively, were outstanding as of September 30, 2001, 2000 and 1999, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Stock Based Compensation

The Company accounts for its stock option awards under the intrinsic value based method of accounting as prescribed by APB Opinion Number 25, "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company discloses the pro forma impact on net income and earnings per share as if the fair value based method had been applied as required by SFAS No. 123, "Accounting for Stock Based Compensation".

Recent Accounting  Pronouncements

In April 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which addresses whether consideration from a vendor to a reseller of the vendor's products is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. EITF 00-25 should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001.

The majority of vendor consideration granted by the Company relates to co-op advertising agreements with the Company's retail customers. Based on the requirements of EITF 00-25, the Company has properly included these costs as a component of selling, general and administrative expenses for all periods presented. In the opinion of management, it appears that the effect of all other vendor consideration arrangements would not have a material effect on the statement of operations based on the requirements of the pronouncement.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognizes acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassifies the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires that the Company completes a transitional goodwill impairment test six months from the date of adoption.

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying value of goodwill was $0 and other intangible assets is $16,400. Amortization expense during the year ended September 30, 2001 was approximately $106,000. The Company has written off all of its goodwill as of September 30, 2001 and adoption of SFAS 141 and SFAS 142 will not have a material impact on the Company.


2.  Inventories

Inventories consist of the following:

                                                     September 30,
                                               2001             2000
                                               ----             ----
  Component Parts                          $2,421,420        $6,059,247
  Work in Process                              92,070           111,446
  Finished  Goods                           5,658,077         6,119,282
                                            ---------         ---------
                                           $8,171,567       $12,289,975
                                           ==========       ===========

In recognition of the current year's sales decline which primarily occurred in the third and fourth quarters of fiscal 2001 , slower sales of older product lines and engineering changes to products during the latter part of fiscal 2001, the Company reviewed the net realizable value of its inventory. The Company deemed it necessary to increase its reserve for obsolete and slow moving inventory. An additional reserve of approximately $1,863,000 was recognized during the fourth quarter of fiscal 2001 and charged to cost of sales. A reserve of approximately $1,200,000 was recognized during fiscal 2000.


3.  Property, Plant and Equipment

The following is a summary of property, plant and equipment:


                                                            September 30,
                                                         2001         2000
                                                         ----         ----
  Office Equipment and Machinery                      $1,814,859    $1,670,762
  Leasehold Improvements                                  69,413        69,413
                                                      ----------    ----------
                                                       1,884,272     1,740,175
  Less: Accumulated depreciation and amortization      1,058,425       763,145
                                                       ---------       -------
                                                      $  825,847    $  977,030
                                                         -------       -------

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense totaled $294,238, $230,421 and $159,962 for the total years ended September 30, 2001, 2000 and 1999, respectively.

4.  Income Taxes

The Company's income tax provision consists of the following:

                                            Years ended September 30,
                                         2001         2000         1999
                                         ----         ----         ----
  Current tax expense (benefit):
     Federal income tax  (benefit)   $  (439,985)  $ (473,452)   $1,125,234
     State income taxes  (benefit)       (61,015)     (46,897)      129,709
     Foreign income taxes                167,700      127,000       100,000
                                        --------      -------       -------
            Total current            $ (333,300)    $ (393,349)  $1,354,943
                                       --------       --------    ---------
  Deferred tax expense (benefit)
       Federal                          969,103       (707,489)     107,417
       State                            113,694        (83,234)      12,640
                                        -------        --------    --------
             Total deferred           1,082,797        (790,723)    120,057
                                      ---------         --------   --------
          Total taxes on income      $  749,497     $(1,184,072) $1,475,000
                                     ==========     ============ ===========

Components of deferred taxes are as follows:

                                                Years ended September 30,
                                                2001               2000
                                                ----               ----
   Deferred tax
  assets:
    Net operating loss carry forwards         $1,221,034      $     47,612
    Tax credit carry forward                     150,000           150,000
    Inventory reserves                         1,254,000           573,657
    Warranty reserve                               8,132            23,142
    Allowance for doubtful accounts               69,253            62,700
    Deferred rent payments                        41,632            41,632
    Capitalized inventory costs                  146,710            80,790
    Sales return reserve                         289,826           286,026
    Goodwill amortization                              -             3,725
    Other reserves                               (58,295)           (1,487)
                                                 -------           --------
  Total deferred assets                        3,122,292         1,267,797
  Valuation allowance                         (3,122,292)                -
                                              -----------        ---------
  Net deferred                               $         -       $ 1,267,797
  assets

As of September 30, 2001, the Company had $125,295 of restricted net operating losses, (which expire in the years through 2010) and $3,087,952 of unrestricted net operating losses (which expire through 2021) available to offset future taxable income. As of September 30, 2001, the Company was able to utilize $1,294,000 of the current year's net operating loss as a carry back against 1999 taxable income. As of September 30, 2001, the Company recorded an income tax receivable for $501,000, relating to the anticipated refund of taxes paid for fiscal 1999. In addition, as of September 30, 2001, the Company has a tax credit carry forward for research and development expenses totaling $150,000.

As of September 30, 2000, the Company was able to utilize the current year's loss and the $883,000 benefit received from the exercise of employee stock options to carry back the net operating loss against prior year

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxes paid totaling $ 1,496,045.

For the last two fiscal years, the Company's domestic operation has incurred losses. On September 30, 2000, the Company's domestic operation had a deferred tax benefit of $1,267,997. The Company analyzed the future realization of the deferred tax asset during the fourth quarter of fiscal 2001 and it concluded that under the present circumstances, it would be appropriate for the Company to record a valuation allowance against the deferred tax asset and reduce certain income tax liabilities. The net result was a charge to the Company's tax provision for approximately $1,082,000.

The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the Federal statutory income tax rate of 34% to the income before income tax is attributable to the following:


                                                                                  Years  ended  September 30,

                                                                                2001              2000          1999
                                                                                ----              ----          ----
  Income tax  (benefit) at federal statutory rate                           $ (629,408)      $ (742,318)    $ 1,561,494
  Increase (reduction) in deferred income tax valuation  allowance           3,122,292                -        (127,000)
  Reduction of prior year tax liability                                       (300,000)               -               -
  Permanent differences-life insurance                                        (680,000)               -               -
  Permanent differences-other                                                   11,590           57,283          48,356
  Income taxed at lower than statutory rates                                  (822,579)        (387,418)       (159,219)
  State income taxes, (benefit)  net of federal benefit                        (34,768)         (85,886)         85,608
  Foreign income taxes                                                         167,700          127,000         100,000
  Research and Development credit                                                    -         (150,000)       (100,000)
  Other                                                                        (85,330)          (2,733)         65,761
                                                                               --------          -------       --------
         Taxes (benefit) on income                                           $ 749,497     $ (1,184,072)     $1,475,000
                                                                             =========     =============     ==========


Effective October 1, 1999, the Company restructured its foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation which functions as the entity which services the Company's European customers. The new structure created separate domestic and foreign tax entities, with the new Luxembourg entity paying a 7% license fee to the Company's domestic operation for use of the Hauppauge name.

For the years ended September 30, 2001 and 2000 the Company's domestic operation incurred a pretax loss of $3,951,550 and $3,138,484, respectively, and the Company's international operations had pretax net income of $ 2,419,350 and $955,197, respectively. The Company's European distribution subsidiary came into existence subsequent to the close of the fiscal year ended September 30, 1999.

5.  Line of  Credit

On April 5, 2001 the Company extended its agreement with Chase Manhattan Bank, to provide it with a $6,500,000 credit facility. The facility allows the Company, at its option, to borrow at prime rate, which was 6% at September 30, 2001 or 1.25% above the London Interbank Offered Rate. The facility is secured by the Company's assets, and expires on March 31, 2002. As of September 30, 2001 and 2000, the Company had borrowings of $ 0 and $1,000,000, respectively, under this line of credit.

6.  Stockholders' Equity

a.  Treasury Stock

On November 8, 1996, the Company approved a stock repurchase program for the repurchase of up to 600,000 shares of its own Common Stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of September 30, 2001 and 2000, 465,086 and 429,602 treasury shares with an accumulated cost of $1,371,562 and $ 1,334,064 and average prices of $ 2.95 and $3.11 were held by the Company as treasury shares.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b.  Stock Compensation Plans

In August 1994, the Company adopted an Incentive Stock Option Plan ("ISO"), as defined in section 422(A) of the Internal Revenue Code. Pursuant to the ISO, 400,000 options may be granted for up to ten years with exercise prices at the fair market value of the common stock at the date of the grant. As of September 30, 2001, 2000 and 1999, 151,000, 168,000 and 221,600 options were outstanding, respectively, ranging in prices from $1.35 to $2.55. All amounts have been adjusted for the March 27, 2000 two for one stock split.

On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company's stockholders on March 5, 1996. The 1996 Non-Qualified Plan authorizes the grant of 500,000 shares. The plan terminates on March 5, 2006. This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code. There are various tax benefits which could accrue to the Company upon exercise of non-qualified stock options that may not be available to the Company upon exercise of qualified incentive stock options. The purpose of the plan is to provide the Company greater flexibility in rewarding key employees, consultants, and other entities without burdening the Company's cash resources. As of September 30, 2001, 2000 and 1999, 328,804, 281,304 and 318,000 options ranging in prices from $1.35 to $10 were outstanding under the 1996 Non-Qualified Plan. All amounts have been adjusted for the March 27, 2000 two for one stock split.

On December 17, 1997 the Company's Board of Directors adopted and authorized a new incentive stock option plan ("1997 ISO") pursuant to section 422A of the Internal Revenue Code. This plan was approved by the Company's stockholders at its March 12, 1998 annual stockholders' meeting. The 1997 ISO plan as adopted authorizes the grant of 700,000 shares of common stock, subject to adjustment as provided in the plan. This plan terminates on December 16, 2007. The options terms may not exceed ten years. Options cannot be granted at less than 100% of the market value at the time of grant. Options granted to employees who own more the 10% of the Company's outstanding common stock cannot be granted at less than 110% of the market value at the time of grant. As of September 30, 2001, 2000 and 1999, 603,822, 611,722 and 669,900 options were outstanding with exercise prices from $2.25 to $ 10.06. All amounts have been adjusted for the March 27, 2000 two for one stock split.

The Company's Board of Directors on May 9, 2000 adopted the 2000 Performance and Equity Incentive Plan (the "2000 Plan"). This plan was approved by the stockholders at its July 18, 2000 annual stockholders' meeting. The purpose of the 2000 Plan is to attract, retain and motivate key employees, directors and non-employee consultants.

The 2000 Plan as adopted reserves 500,000 shares of common stock to be issued pursuant to stock options grants or other awards, subject to adjustment for any merger, reorganization, consolidation, recapitalization, stock dividend, stock split or any other changes on corporate structure affecting the common stock. This plan is to be administered by the Board of Directors. Grants of awards to non-employee directors require the approval of the Board of Directors.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options. Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company's combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000. As of September 30, 2001 and 2000, 263,700 and 69,200 shares have been issued from this plan at an average price $2.53.

The Company's Board of Directors on May 9, 2000 adopted the Employee Stock Purchase Plan. This plan was approved by the stockholders at its July 18, 2000 annual stockholders' meeting. This plan is intended to provide the Company's full- time employees an opportunity to purchase an ownership interest in the Company through the purchase of common shares. The Company has reserved 100,000 common shares for issuance under the plan. This plan is to be administered by the Board of Directors. Employees who have completed six months of employment and who work more than 20 hours per week for more than five months in the year are eligible to participate in the plan. The employee may elect to payroll deductions up to 10% per pay period. The purchase price shall either be the lower of 85% of the closing price on the offering commencement date or the offering termination date. No employee will be granted an option to purchase common shares if such employee would own shares or holds options to purchase shares which would cause the employee to own more than 5% of the combined voting power of all classes of stock. Non-employees are not eligible to participate. This plan terminates on December 31, 2003. The maximum number of shares that may be issued in any quarterly offering is 10,000, plus unissued shares from prior offerings whether offered or not. As of September 30, 2001, 39,981 common shares were purchased under this plan.

The Company accounts for its stock option awards under the intrinsic value based method, as prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the employees stock options equals the market price of the underlying stock at the date of the grant, no compensation is cost is recognized.

SFAS Statement 123 "Accounting for Stock Based Compensation," ("SFAS 123") requires the Company to provide pro forma information regarding net income or
(loss) and net income or (loss) per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999: risk free interest rates of 4.25%, 5.25% and 4.25%, volatility factor of the expected market price of the Company's stock of 40%, 40% and 35% and expected lives of either five or ten years. The weighted average fair value ranges of options granted in 2001, 2000 and 1999 were $.57 to $1.72, $2.27 to $4.60 and $.86 to
$3.33, respectively.

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  Years Ended September 30,
                                      2001              2000            1999
                                     ------            -----            -----

  Net income (loss):
      As reported                  $  (2,281,697)   $   (999,215)   $ 3,117,628
      Pro forma                       (2,569,893)     (1,283,184)     2,749,697

  Net income (loss), per share:
      As reported
            Basic                  $     (  0.26)   $    (  0.11)   $      0.36
            Diluted                $      ( 0.26)   $     ( 0.11)   $      0.33

      Pro Forma
            Basic                  $     (  0.29)   $    (  0.15)   $      0.32
            Diluted                $     (  0.29)   $     ( 0.15)   $      0.29


A summary of the status of the Company's fixed options plans as of September 30, 2001, 2000 and 1999 and changes during the years ending those dates is presented below:


                                                                        Weighted               Weighted
                                                                        Average                Average
                                                                        Exercise   Non         Exercise
                                                          ISO            Price     Qualified   Price
                                                          ---           --------   ---------   ---------
  Balance at September 30, 1998                           630,700        $2.05     460,000         $ 1.82
                     Granted                              394,000         4.32     218,000           4.01
                    Exercised                           (117,200)         1.65           -              -
                    Forfeited                           ( 16,000)         1.98           -              -
                                                        ---------         ----     -------         ------
  Balance at September 30, 1999                          891,500         $3.12     678,000          $2.53
                    Granted                              111,700          6.08      43,300           5.25
                   Exercised                            (110,278)         2.33     (79,996)          2.53
                    Forfeited                           ( 44,000)         6.91           -              -
                                                        ---------         ----     -------         ------
  Balance at September 30, 2000                          848,922         $3.40     641,304        $  2.71
                    Granted                              194,500          1.38      47,500           3.99
                    Exercised                            (11,000)         1.43           -              -
                    Forfeited                           ( 13,900)         4.73           -              -
                                                       ---------          ----     -------        -------
  Balance at September 30, 2001                        1,018,522         $3.02     688,804        $  2.80
                                                       =========         =====     =======        =======
  Options exercisable  at September 30, 2001             430,062         $3.13     569,164        $  2.21
                                                       =========         ======    =======        =======

The following table summarizes information about stock options outstanding at September 30, 2001:


Options Outstanding
---------------------
Range of                           Weighted Average        Weighted            Options Exercisable       Weighted
Exercise            Number            Remaining                 Average           Number                  Average
Prices            Outstanding      Contractual Life        Exercise Price      Exercisable             Exercise Price
------            -----------      ------------------     ---------------      -------------------     --------------
     $1.35            44,204        1.4 years             $1.35                10,004                   $1.35
      1.50            48,000        4.4                    1.50                48,000                    1.50
      1.58           360,000        4.3                    1.58               360,000                    1.58
      1.47             1,600        1.8                    1.47                     -                       -
      1.86            33,200         .6                    1.86                33,200                    1.86
      2.07             9,000        2.0                    2.07                 3,000                    2.07
      2.55           180,000        1.3                    2.55               180,000                    2.55
      2.32           120,000        6.3                    2.32                96,000                    2.32
      2.25           124,500         .4                    2.25                34,100                    2.25
      3.87            10,000        2.3                    3.22                10,000                    3.87
     10.00            50,000        2.8                   10.00                20,000                   10.00





                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      3.94           250,322        2.5                    3.94                99,422                    3.94
      2.82            60,000        2.0                    2.82                40,000                    2.82
      8.75            20,000        2.7                    8.75                11,000                    8.75
     10.06            10,000        3.3                   10.06                 2,000                   10.06
      5.25            75,300        3.8                    5.25                26,160                    5.25
      5.78            69,200        3.8                    5.78                13,840                    5.78
      3.99            47,500        4.1                    3.99                12,500                    3.99
      1.35           194,500        4.3                       -                     -
                     -------                                                  -------
                   1,707,326                                                  999,226
                   =========                                                  =======

c.  Stockholders' Rights Agreements

On July 19, 2001, the Company's Board of Directors adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of July 20, 2001 (the "Rights Agreement") between the Company and North American Transfer Company as Rights Agent. Pursuant to the Rights Agreement, one Right will be issued for each share of common stock, par value $0.01 per share, of the Company ("Common Stock") outstanding as of August 5, 2001. Each of the Rights will entitle the registered holder to purchase from the Company one share of Common Stock at a price of $11.00 per share, subject to adjustment. The Rights generally will not become exercisable unless and until, among other things, any person acquires 10% to 12% or more of the outstanding Common Stock or makes a tender offer to acquire 10% or more of the outstanding Common Stock. The 10% threshold will not be applicable to institutional investors who stay below a 20% ownership level and who report their ownership on a Schedule 13G under the Securities Exchange Act of 1934. In addition, stockholders of more than 10% of the Common Stock as a of July 19, 2001 will be grandfathered at a their current level plus 1% unless they later fall below the 10% threshold. The Rights are redeemable under certain circumstances at $0.001 per Right and will expire, unless earlier redeemed or extended, on July 19, 2011.

7.  Significant Customer Information

For the years ended September 30, 2001, 2000 and 1999 the Company had no single customer who accounted for more than 10% of net sales. As of September 30, 2001, 2000 and 1999, the Company had fourteen, six and five customers who accounted for 58%, 51% and 66%, respectively of the net accounts receivable.

8.  Related  Party Transactions

The Company rents its principal office and warehouse space in Hauppauge, New York from a real estate partnership owned by certain of the Company's principal stockholders. The lease term expires on January 31, 2006 and includes an option to extend for three additional years. The lease provides for rent increases of 5% per year. Rent is currently at the annual rate of $391,342 and will increase to $410,909 annually of February 1, 2002. On December 17, 1995 in connection with a re-negotiation of the lease term, the Company granted options to purchase 120,000 shares to a real estate partnership partially owned by the principal stockholder at an exercise price of $1.905 per share, which are exercisable through the lease term. The market price of the option equaled the exercise price at the date of the grant. The effect of imputing the fair value of the options granted was immaterial. The options were still outstanding as of September 30, 2001.

The indebtedness partially incurred by the principal stockholder to purchase the building is also guaranteed by the Company and totaled $890,582 at September 30, 2001.

Minimum annual lease payments to related parties and third parties are as follows:

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30,
-------------------------

2002                                         $ 671,170
2003                                           647,527
2004                                           652,691
2005                                           647,092
2006                                           235,372
                                               -------
  Total                                     $2,853,852
                                            ==========

Rent expense totaled approximately $491,231, $432,196 and $399,166 for the years ended September 30, 2001, 2000 and 1999, respectively. The Company pays the real estate taxes and it is responsible for normal building maintenance.

9.  Commitments  and Contingencies

a.  Litigation

In the normal course of business, the Company is party to various claims and/or litigation. Management and its legal counsel believe that the settlement of all such claims and or/litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

In 1997, the Company licensed a file conversion library for use in its WinTV applications.

On June 14, 2001, the Company received notice that Accusoft Corporation had commenced an action against the Company in the United States District Court for the District of Massachusetts (the "District Court"), alleging that the Company:

        o had infringed Accusoft's copyright in certain software in violation of Title 17 of the United States Code
        o had violated the terms of its software license by making excess copies of the software without paying additional royalties
        o   used the software for unauthorized purposes

On July 31, 2001, the Company and Accusoft reached a settlement and release of all claims against the Company in exchange for payment of the settlement amount of $212,500.

The Company has been informed by counsel for the estate of the late Mr. Kenneth Aupperle ("Estate"), the Company's former President, that they have filed a Demand for Arbitration with the American Arbitration Association claiming property rights and interest in the Company, certain amounts due and owing to the Estate based on various corporate agreements with Mr. Aupperle and certain insurance policies, such amount to be no less than $2,500,000. As of the date of filing, the Company has not received a formal acknowledgement from the American Arbitration Association of the said Demand for Arbitration. Management is unable to comment on the merits of the claim without more information from the Estate and/or its counsel. However, based on the preliminary information presented to the Company, management believes that the claim is without merit and will vigorously defend it.

b.  Employment Contract

On January 10, 1998, upon the expiration of a prior employment agreement, the Company's chief executive officer entered into a new employment agreement with the Company. The term of the employment agreement was for three years, which is automatically renewed each year unless otherwise not authorized by the Board of Directors. The agreement provides the chief executive officer with an annual base salary of $125,000,

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$150,000 and $180,000 for the first, second and third year of the contract. For each annual year thereafter, compensation shall be mutually determined, but cannot be less that the preceding year. The contract also provides for a bonus of 2% of operating income (income from operations but before interest and other income) to be paid if the operating income exceeds the prior year's operating earnings by 120%. A 1% bonus on operating income will be paid if the operating income exceeds the prior year's operating by less than 120%. The agreement also obligates the Company to provide certain disability, medical and life insurance, and other benefits. In the event of a change of control as defined in the employment agreement, a one-time bonus shall be paid equal to the executive's average annual compensation, including base compensation, bonus and benefits, received by him during the thirty-six month period preceding the change in control.

c.  Forward Exchange Contracts

Due to extensive sales to European customers denominated in local currencies, the Company is a net receiver of currencies other than the U.S. dollar and as such, benefit from a weak dollar and are adversely affected by a strong dollar relative to the major worldwide currencies, especially the Euro and British Pound Sterling. Consequently, changes in exchange rates expose the Company to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar. The Company attempts to reduce these risks by entering into foreign exchange forward contracts with financial institutions to protect against currency exchange risks.

As of September 30, 2001, the Company has foreign currency forward contracts outstanding of $7,493,000 against delivery of the Euro. The contracts expire through January, 2002.

For the year ended September 30, 2001, the Company recorded approximately $1,119,000 as an increase to net sales related to the changes in the fair value of the Company's derivative contracts.

10.   Business Acquisition

On June 1, 2000 the Company acquired certain assets of Eskape Labs Inc. ("Eskape"), a California-based company specializing in designing and manufacturing TV and video products for Apple(R) Macintosh(R) computers. The purchased assets expand and complement the Company's product line into the Apple(R) Macintosh(R) market. The cash price for the acquisition, which was accounted for under the purchase method, was approximately $900,000, including $100,000 for direct transactions costs and a restrictive covenant totaling $50,000. The excess of the acquisition cost over the fair value of identifiable assets acquired totaled approximately $810,000 and was amortized on a straight line basis over 10 years and the restrictive covenant on a straight line basis over two years.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited supplemental information below summarizes, on a pro forma basis, the Companys' results for the year ended September 30, 2000 had the companies combined at October 1, 1999.

                               Year ended September 30,
                                       2000
                                       ----
   Net sales                        $66,410,689
   Net income (loss)                 (1,707,656)

   Earnings (loss) per share
   Basic                            $     (0.19)
   Diluted                          $     (0.19)

Pro forma net income (loss) may not be indicative of actual results, primarily because the pro forma results are historical results of the acquired entity and do not reflect any cost savings that may be obtained from the integration and elimination of redundant functions. The results of operations of Eskape for the year ended September 31, 2001 are included in the results of operations of the Company.

In connection with the acquisition the Company had recorded goodwill of approximately $810,000. As of September 30, 2001, the unamortized balance of goodwill being carried on the Company's books before impairment was $701,919.

Due to changing conditions that occurred during the second half of fiscal 2001, such as declining sales, lost market share and the market changes caused by the introduction of a new Macintosh operating system, the following events and circumstances indicated to the Company that its goodwill asset has been impaired and is not likely to be recovered:

        o The EsKape(TM) Labs division was not profitable during fiscal 2001 and did not contribute, nor is to expected to contribute, any positive cash flow stream
        o   The asset value was greater than the estimated future cash flows
        o EsKape(TM) Labs division did not fulfill its internal sales forecast for fiscal 2001
        o At the time of the acquisition, the Company hired approximately 10 of the EsKape(TM) Labs' employees, including three from senior management. Only four employees remain.
        o Certain EsKape(TM)Labs products have been deemed by management as slow moving products

In recognition of the above events, the Company recognized an impairment loss during the fourth quarter of fiscal 2001 for the entire remaining goodwill balance of $701,919.

The Company has recorded the impairment loss as a component of income (loss) from operations.

11. Life Insurance Proceeds

On January 29, 2001 the Company's President unexpectedly passed away. Pursuant to key man life insurance policies the Company had on its President, it collected life insurance proceeds in the aggregate of $2 million from these policies, $1 million of which was recorded in the quarter ended June 30, 2001, while the other $1 million was recorded during the quarter ended September 30, 2001. The proceeds were reported on the Company's statement of operations in "Other income (expense)" under the caption " Life insurance proceeds".

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Quarterly Information (Unaudited)

The following presents certain unaudited quarterly financial data:


                                                                   (In thousands, except per share data)
                                                                           Quarters ended
                                               December 31,        March 31,         June 30,        September 30,
                                                  2000               2001              2001            2001
                                                  ----               -----             ----            ----
 Net Sales                                      $17,896            $ 14,495         $ 9,383         $ 9,136
Gross Profit                                      3,970               3,204           1,733             (53)
Operating income (loss)                             731                 238          (1,220)         (3,603)
Cumulative effect of a change in
  Accounting principle                              204                   -               -             115
Net income (loss)                                   965                 300             195          (3,742)

Per share results-basic:
  Income (loss) before cumulative effect of a
   Change in accounting principle                  $.09                $.03            $.02           $(.43)
 Cumulative effect of a change in
   Accounting principle                            $.02                   -               -           $ .01
                                                   ----                ----            ----            ----
Net income (loss) per  share basic                 $.11                $.03            $.02           $(.42)
                                                   ====                ====            ====           ======


Per share results-diluted:
  Income (loss) before cumulative effect of a
   Change in accounting principle                  $.08                $.03            $.02           $(.43)
 Cumulative effect of a change in
   Accounting principle                            $.02                   -               -           $ .01
                                                   ----                ----            ----           -----
Net income (loss) per  share basic                 $.10                $.03            $.02           $(.42)
                                                   ====                ====            ====           =====



                                              (In thousands, except per share data)
                                                          Quarters ended
                                       December 31,       March 31,       June 30,      September 30,
                                           1999             2000           2000             2000
                                          -----             -----          ----             ----
 Net Sales                              $22,044          $ 19,525        $ 11,722         $ 13,001
Gross Profit                              5,307             3,998             965            2,487
Operating income (loss)                   1,822               450          (2,643)          (1,659)
Net income (loss)                         1,476               257          (1,755)            (977)
Net income (loss) per share:
      Basic                               $ .17              $.03          $ (.20)           $(.11)
      Diluted                             $ .15              $.03          $ (.20)           $(.11)


Since the Company sells primarily to the consumer market, it has experienced certain revenue trends. The sales of the Company's products, which are primarily sold through distributors and retailers, have historically been stronger during the Company's first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. In addition, the Company's international sales, mostly in the European market, were 77%, 71% and 73% of sales for the years ended September 30,

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2001, 2000 and 1999, respectively. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

During the 4th quarter of the year ended September 30, 2001, the Company recorded the following adjustments:

o Due to the decline in sales during the third and fourth quarters of the current fiscal year, the Company deemed it necessary to increase its reserve for obsolete and slow moving inventory. An additional reserve of approximately $1,863,000 was recognized during the fourth fiscal quarter of fiscal 2001 and charged to cost of sales (see Note 2)
o The Company analyzed the future realization of the deferred tax asset during the fourth quarter of fiscal 2001 as a result of the operating losses incurred in the third and fourth quarters of 2001, and it concluded that under the present circumstances, it would be appropriate for the Company to record a valuation allowance against the deferred tax asset and reduce certain income tax liabilities. The net result was a charge to the Company's tax provision for $1,082,000 (see Note 4)
o Due to changing conditions that occurred during the second half of fiscal 2001, such as declining sales, lost market share and the market changes caused by the introduction of a new Macintosh operating system, the Company deemed it necessary to write off approximately $701,000 of goodwill related to its June 2000 acquisition of Eskape Labs (see Note
         10)

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York

     The audits referred to in our report dated December 6, 2001, relating to the consolidated financial statements of Hauppauge Digital, Inc. and Subsidiaries included the audits of the financial statement schedules for each of the three years in the period ended September 30, 2001. These financial statement schedules are the responsibility of management. Our responsibility is to express an opinion on these schedules based on our audits.

     In our opinion, such financial statement schedules presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
--------------------
   BDO Seidman, LLP

Melville, New York
December 6, 2001

         SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

   Allowance for Doubtful Accounts
                                           Balance at
                                           Beginning  Charged to Costs  Charged to                      Bad Debt       Balance at
Description                                of Year    and Expenses      Other Accounts   Deductions(1)  Recoveries(2)  End of Year
-----------                                ---------  ----------------  --------------   -------------  -------------  -------------

YEAR ENDED SEPTEMBER 30, 2001
   Reserve and allowances deducted
from asset accounts                        $ 165,000    $  10,000                          $  77,187        $ 84,431    $ 182,244
       Allowance for doubtful accounts

YEAR ENDED SEPTEMBER 30, 2000
   Reserve and allowances deducted from
asset accounts
       Allowance for doubtful accounts     $ 135,000    $  30,000                                  -                    $ 165,000

YEAR ENDED SEPTEMBER 30, 1999
   Reserve and allowances deducted from
asset accounts
       Allowance for doubtful accounts     $ 100,000    $ 585,000                          $ 550,000                    $ 135,000

(1) Doubtful accounts written off net of collections
(2) Recovery of accounts previously written off

                                      F-26


      SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS



Reserve  for Obsolete and Slow Moving Inventory
-----------------------------------------------

                                               Balance at           Charged to Costs  Charged to Other                 Balance at
Description                                    Beginning of Year    and Expenses      Accounts          Disposals(1)   End of Year
-----------                                    -------------------  ----------------  ----------------  ------------   -------------
YEAR ENDED SEPTEMBER 30, 2001
   Reserve and allowances deducted from asset  $1,509,325           $1,862,786                          $   72,111      $3,300,000
       Reserve for obsolete and slow moving
inventory

YEAR ENDED SEPTEMBER 30, 2000
   Reserve and allowances deducted from asset  $  350,000           $1,200,000                          $   40,675      $1,509,325
accounts
      Reserve for obsolete and slow moving
inventory

YEAR ENDED SEPTEMBER 30, 1999
   Reserve and allowances deducted from asset
accounts                                       $   400,000          $  260,000                          $  310,000      $  350,000
     Reserve for obsolete and slow moving
inventory

(1) Obsolete inventory disposed of


SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

  Reserve  for sales returns
  --------------------------

                                               Balance at           Charged to Costs  Charged to Other                 Balance at
Description                                    Beginning of Year    and Expenses      Accounts          Adjustments(1) End of Year
-----------                                    -------------------  ----------------  ----------------  ------------   -------------

YEAR ENDED SEPTEMBER 30, 2001
   Sales reserve deducted from sales and
receivables account                             $ 2,684,940         $          -                          $   -         $ 2,684,940
      Reserve for sales returns

YEAR ENDED SEPTEMBER 30, 2000
 Sales reserve deducted from sales and
receivables account                             $ 3,984,940         $          -                          $ 1,300,000   $ 2,684,940
      Reserve for sales returns

YEAR ENDED SEPTEMBER 30, 1999
 Sales reserve deducted from sales and
receivables account                             $  3,355,000        $    629,940                          $         -   $ 3,984,940
     Reserve for sales returns

(1) Sales reserve adjusted per historical evaluation
