Form 10-K/A
period 2001-09-30
HAUPPAUGE DIGITAL INC
filed 2002-01-31
CIK 930803

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
   (x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                For the fiscal year ended September 30, 2001

   ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from             to
                                               ------------  ------------

            Commission file number          1-13550
                                  --------------------------------------------

                             HAUPPAUGE DIGITAL INC.
    ------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

    Delaware                                              11-3227864
------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S Employer
  incorporation or organization)                       Identification No.)

          91 Cabot Court, Hauppauge, New York                 11788
------------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

Issuer's telephone number    (516) 434-1600
                         -------------------------------

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

As of September 30, 2001, the number of shares outstanding of the Common Stock was 8,909,282 shares (exclusive of treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth the positions and offices presently held with the Company by each present Director and executive officer, and his age as of September 30, 2001:

   Name                   Age          Officer and Positions Held
-------------------------------------------------------------------------
Kenneth Plotkin           50         Chairman of the Board of Directors, Chief
                                     Executive Officer, Chief Operating Officer,
                                     President, Vice President of Marketing and
                                     Director
--------------------------------------------------------------------------------
Gerald Tucciarone         46         Chief Financial Officer and Treasurer
--------------------------------------------------------------------------------
John Casey                45         Vice President in Charge of Technology
--------------------------------------------------------------------------------
Bernard Herman            73         Director
--------------------------------------------------------------------------------
Steven J. Kuperschmid     41         Director
--------------------------------------------------------------------------------
Clive R. Holmes           40         Director
--------------------------------------------------------------------------------

Kenneth Plotkin is a co-founder of the Company and has served as a Director since the Company's inception in 1994. He has been the Company's Chairman of the Board of Directors and Chief Executive Officer since the Company's incorporation. Effective March 14, 2001, Mr. Plotkin was appointed the Chief Operating Officer and President of the Company. Mr. Plotkin served as Secretary of the Company until June 20, 2001, and he is presently Vice-President of Marketing. He holds a BS and an MS in Electrical Engineering from the State University of New York at Stony Brook.

Gerald Tucciarone has been the Company's Chief Financial Officer and Treasurer since February 1995. Prior to his employment with the Company, Mr. Tucciarone served as Vice-President of Finance from 1985 to 1992 with
Walker-Telecommunications, Inc., a manufacturer of phones and voice-mail equipment, and from 1992 to 1995, Mr. Tucciarone was an Assistant Controller with Chadbourne and Parke. Mr. Tucciarone is a certified public accountant.

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

Steven J. Kuperschmid has served as a Director of the Company since 1998 and has been the Assistant Secretary of the Company since June 2001. Mr. Kuperschmid has been practicing law since 1986 and has been a partner with Certilman Balin Adler & Hyman, LLP, counsel to the Company, since January 1, 1994. Mr. Kuperschmid received his BA from New York University and JD from Fordham University School of Law.

Clive Holmes has served as a director of the Company since January 11, 2001. From June 1999, until May 2001, Mr. Holmes served as a Managing Director of Deutsche Banc Alex. Brown Inc. Mr. Holmes also served as a director of Deutsche Banc Alex. Brown Inc. in 1998. From 1996 to 1997, Mr. Holmes was a Vice President of Morgan Stanley & Co. Since May 1996, Mr. Holmes has served as a director of Kiwi Partners Inc. and its affiliates, companies that provide accounting and financial advisory services to corporations and other incorporated entities. Since September 1999, Mr. Holmes has served as a director of SportsVoices.com LLC, a company that provides recorded sports and entertainment interviews via the Internet. Mr. Holmes received his Masters of Business Administration degree from the Harvard Business School, his E.C.S.P. (with Honors) from the Institut D'Etudes Politiques de Paris (Sciences Po), and his Bachelor of Commerce and Administration degree from Victoria University of Wellington.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding Common Stock and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended September 30, 2001.

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and representations that no other reports were required, during the fiscal year ended September 30, 2001, the Company's officers, Directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them except: Mr. Plotkin failed to file one report relative to two transactions, and Mr. Aupperle, the former President, Chief Operating Officer and director of the Company, failed to file one report relative to two transactions. Further, to the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and representations that no other reports were required, during the fiscal year ended September 30, 2000, the Company's officers, Directors and 10% stockholders complied with all
Section 16(a) filing requirements applicable to them except: Mr. Plotkin failed to file one report relative to two transactions, and Mr. Aupperle, the former President, Chief Operating Officer and director of the Company, failed to file one report relative to two transactions.

Item 11. Executive Compensation.

Summary Compensation Table

     The following table sets forth certain information for the fiscal years ended September 30, 2001, 2000 and 1999 concerning the compensation of Kenneth Plotkin, Chairman of the Board,

Chief Executive Officer, Vice President of Marketing, Secretary1 and Director of the Company, Kenneth R. Aupperle2, President, Chief Operating Officer and Director of the Company, John Casey, Vice President of Technology of the Company and Gerald Tucciarone, Chief Financial Officer and Treasurer of the Company. No other Executive Officer of the Company had a combined salary and bonus in excess of $100,000 for the fiscal year ended September 30, 2001.


======================================================================================= =================================
                                                         Annual Compensation                  Long Term Compensation
--------------------------------- ---------- -------------------------------------------- -------------------------------
                                                                          Other Annual       Common Shares Underlying
  Name and Principal Position       Year        Salary         Bonus      Compensation           Options Granted
--------------------------------- ---------- -------------- ------------ ---------------- -------------------------------
                                    2001      $180,000          -0-         $6,000(3)                  -0-
        Kenneth Plotkin            --------------------------------------------------------------------------------------
  Chairman of the Board, Chief      2000      $172,500      $89,055         $6,000(3)                 50,000
    Executive Officer, Vice        --------------------------------------------------------------------------------------
    President of Marketing,         1999      $142,145      $41,848         $6,000(3)                  -0-
   Secretary and Director (1)      --------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
                                    2001      $152,308(4)       -0-         $3,500(3)                  -0-
    Kenneth R. Aupperle (2)         -------------------------------------------------------------------------------------
   President, Chief Operating       2000      $172,500      $89,055         $6,000(3)                 50,000
      Officer and Director          -------------------------------------------------------------------------------------
                                    1999      $142,145      $41,848         $6,000(3)                  -0-
                                    -------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
                                    2001      $128,365          -0-            -0-                     -0-
           John Casey               -------------------------------------------------------------------------------------
  Vice President of Technology      2000      $110,000      $13,163            -0-                     500
                                    -------------------------------------------------------------------------------------
                                    1999      $110,000      $8,471             -0-                    8,000
                                    -------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
                                    2001      $123,231          -0-            -0-                     -0-
       Gerald Tucciarone            -------------------------------------------------------------------------------------
  Chief Financial Officer and       2000      $100,000      $9,872             -0-                     -0-
           Treasurer                -------------------------------------------------------------------------------------
                                    1999      $100,193      $8,471             -0-                   16,000
                                    -------------------------------------------------------------------------------------
=========================================================================================================================

-------------------
(1)      Mr. Plotkin served as Secretary of the Company until June 20, 2001.

(2) Mr. Aupperle passed away on January 29, 2001. Effective March 14, 2001, Mr. Plotkin was appointed the Chief Operating Officer and President of the Company.

(3) Represents non-cash compensation in the form of the use of a car and related expenses.

(4) Represents payment of salary amounts paid through July 28, 2001. Does not include

------------------------
         1        Mr. Plotkin served as the Secretary of the Company until June
 20, 2001.
         2        Mr.  Aupperle  passed away on January 29,  2001.  Effective
March 14, 2001, Mr. Plotkin was appointed the Chief Operating Officer and President of the Company.

         approximately $500,000 in insurance benefits paid by an insurance company in connection with the death of Mr. Aupperle.

Option Grants in Last Fiscal Year

     No stock options were granted to any named executive officers during the fiscal year ended September 30, 2001.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning the value of options unexercised as of September 30, 2001:


--------------------------------------------------------------------------------------------------------------------------
                           Number of Common                       Number of Common Shares         Value of Unexercised
                            Shares Acquired                        Underlying Unexercised       In-the-Money Options at
                              on Exercise                      Options at September 30, 2001       September 30, 2001
          Name                                Realized Value     Exercisable/Unexercisable     Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------------------------
Kenneth Plotkin                   -0-               -0-               367,700/162,300                   -0-/-0-
--------------------------------------------------------------------------------------------------------------------------
Kenneth R. Aupperle3              -0-               -0-                175,700/42,300                   -0-/-0-
--------------------------------------------------------------------------------------------------------------------------
John Casey                        -0-               -0-                28,500/24,000                    -0-/-0-
--------------------------------------------------------------------------------------------------------------------------
Gerald Tucciarone                 -0-               -0-                10,000/24,000                    -0-/-0-
--------------------------------------------------------------------------------------------------------------------------

Compensation of Directors

     Directors of the Company are not compensated solely for being on the Board of Directors. However, during the fiscal year ended September 30, 2001, 15,000 non-qualified options were issued to each of Messrs. Herman and Kuperschmid. On January 11, 2001, 10,834 non-qualified options were issued to Mr. Holmes. See "Security Ownership of Certain Beneficial Owners and Management". It is the intention of the Company to issue non-qualified options in the future to non-employee directors. The By-Laws of the Company provide that directors of the Company may, by resolution of the Board, be paid a fixed sum and expenses for attendance at each regular or special meeting of the Board. No director's fees have been paid to date. The Certificate of Incorporation also provides, to the extent permitted by law, for certain indemnification of its directors.

---------------------
         3        Mr. Aupperle passed away on January 29, 2001.

Employment   Contracts;   Termination   of  Employment   and   Change-in-Control
Arrangements

     As of January 10, 1998, after the expiration of their prior employment agreements with the Company, Kenneth R. Aupperle4 and Kenneth Plotkin each entered into employment agreements (the "1998 Employment Agreements") with the Company to serve in certain offices of the Company. The 1998 Employment Agreements each provide for a three year term, which term automatically renews from year to year thereafter unless otherwise terminated by the Board of Directors or the executive. The 1998 Employment Agreements provide for an annual base salary of $125,000 during the first year, $150,000 during the second year, and $180,000 during the third year. For each Annual Period (as defined in the 1998 Employment Agreements) thereafter, the 1998 Employment Agreements provide that compensation shall be as mutually determined between the Company and the executive, but not less than that for the preceding Annual Period. In addition, the 1998 Employment Agreements provide for a bonus to be paid as follows: an amount equal to 2% of the Company's earnings, excluding earnings that are not from operations and before reduction for interest and income taxes ("EBIT"), for each fiscal year starting with the year ended September 30, 1998, provided that the Company's EBIT for the applicable fiscal year exceeds 120% of the prior fiscal year's EBIT, and if not, then 1% of the Company's EBIT. The determination of EBIT shall be made in accordance with the Company's audited filings with the Securities and Exchange Commission on its Form 10-KSB or Form 10-K. Pursuant to the 1998 Employment Agreements, on January 21, 1998, incentive stock options to acquire a total of 90,000 Common Shares each were granted to Messrs. Aupperle and Plotkin, exercisable, beginning on January 21, 1999, in increments of 33 1/3% per year at $2.544 per share. Each increment of these options expires five
(5) years after it first becomes exercisable. Also on January 21, 1998, pursuant to the 1998 Employment Agreements, non-qualified options to acquire a total of 60,000 Common Shares each were granted to Messrs. Aupperle and Plotkin, exercisable immediately for a period of ten (10) years. These options expire as of January 20, 2008. The 1998 Employment Agreements further provide for disability benefits, the obligation of the Company to pay the premiums on a term life insurance policy or policies in the amount of $500,000 on the lives of Messrs. Aupperle and Plotkin owned by Messrs. Aupperle and Plotkin, respectively, their respective spouses, or a trust for their respective benefit or for the benefit of their respective families, a car allowance of $500 per month, reasonable reimbursement for automobile expenses, and medical insurance as is standard for executives of the Company. The 1998 Employment Agreements further provide that the Company may apply for and own life insurance on the lives of Messrs. Aupperle and Plotkin for the benefit of the Company, in such amounts as the Board of Directors of the Company may from time to time determine. As set forth in the 1998 Employment Agreements, the Company shall pay the premiums as they become due on any such insurance policies, and all dividends and any cash value and proceeds on such insurance policies shall belong to the Company. In the event of a termination of employment associated with a Change in Control of the Company (as defined in the 1998 Employment Agreements), a one-time bonus shall be paid to the executive equal to three times the amount of the executive's average annual compensation (including salary, bonus and benefits, paid or accrued) received by him for the thirty-six month period preceding the date of the Change of Control.

       4    Mr.  Aupperle  passed away on January  29,  2001;  accordingly,  Mr.
Aupperle's employment agreement with the Company terminated upon his death.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

Common Stock

     The following table sets forth, to the knowledge of the Company based solely upon records available to it, certain information as of January 23, 2002, regarding the beneficial ownership of the Company's Common Stock (i) by each person who the Company believes to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) by each current Director, (iii) by each person listed in the Summary Compensation Table under "Executive Compensation" and (iv) by all current executive officers and Directors as a group:

Name of Management Person
and Name and Address
of Beneficial Owner                               Number               Percent
-------------------                             ----------             -------

Kenneth Plotkin                             997,800(1)(2)(3)(6)         10.7%
91 Cabot Court
Hauppauge, NY 11788

Estate of Kenneth R. Aupperle 5             803,920(1)(2)(4)(5)          8.8%
23 Sequoia Drive
Hauppauge, NY 11788

Laura Aupperle                              572,440(1)(2)(5)             6.4%
23 Sequoia Drive
Hauppauge, NY 11788

Dorothy Plotkin                             558,560(1)(2)(6)             6.3%
21 Pine Hill Drive
Dix Hills, NY 11746

John Casey                                  122,700(7)                   1.4%

Bernard Herman                               36,000(8)                    *

Gerald Tucciarone                            21,000(9)                    *


---------------------------
         5        The Company is unaware of any filings  made by the Estate of
Kenneth R. Aupperle with the Securities and Exchange Commission. The Company has assumed that any securities of the Company beneficially owned by Mr. Aupperle prior to his death, and of which the Company is aware, are now beneficially owned by the Estate of Kenneth R. Aupperle.

Steven J. Kuperschmid                        10,000(10)                   *

Clive Holmes                                    834(11)                   *

Directors and executive officers
as a group (6 persons)                    1,188,334(2)(3)(7)            12.7%
                                                   (8)(9)(10)(11)

 ---------------------------------
 * Less than one (1%) percent.

    (1) To the Company's knowledge, Laura Aupperle, the widow of Kenneth R. Aupperle, beneficially owns 572,440 Common Shares, or 6.4% of the outstanding Common Shares. Dorothy Plotkin, wife of Kenneth Plotkin, beneficially owns 558,560 Common Shares or 6.3% of the outstanding Common Shares. Ownership of Common Shares by the Estate of Kenneth R. Aupperle does not include ownership of Common Shares by Laura Aupperle and ownership of Common Shares of Laura Aupperle does not include ownership of Common Shares by the Estate of Kenneth R. Aupperle. Ownership of Common Shares by Mr. Plotkin does not include ownership of Common Shares by Mrs. Plotkin and ownership of Common Shares by Mrs. Plotkin does not include ownership of Common Shares by Mr. Plotkin.

    (2) One presently exercisable warrant has been issued for 120,000 Common Shares to LADOKK Realty Co. ("LADOKK"), a partnership, which prior to Mr. Aupperle's death, consisted of Kenneth Plotkin, Dorothy Plotkin, Kenneth Aupperle and Laura Aupperle. Mr. Plotkin expressly disclaims any percentage interest in the warrant other than that which represents his percentage interest in the partnership, which is equal to 30,000 Common Shares. The Company has assumed that the Estate of Kenneth R. Aupperle now owns the interest which Mr. Aupperle formerly had in LADOKK.

    (3) Includes 180,000 Common Shares issuable upon the exercise of currently exercisable non-qualified stock options granted on January 10, 1995 and exercisable until September 29, 2006, which options were part of an overall grant of a non-qualified stock option to purchase 300,000 Common Shares at $1.575 per share. Also includes 105,400 Common Shares issuable upon the exercise of currently exercisable non-qualified options and 107,300 Common Shares issuable upon the exercise of currently exercisable incentive stock options. Does not include 120,000 Common Shares issuable upon the exercise of currently unexercisable non-qualified stock options and 17,300 Common Shares issuable upon the exercise of currently unexercisable incentive stock options.

    (4) Includes 93,400 Common Shares issuable upon the exercise of currently exercisable non-qualified options and 107,300 Common Shares issuable upon the exercise of currently exercisable incentive stock options. Does not include 17,300 Common Shares issuable upon the exercise of currently unexercisable incentive stock options.

    (5) Does not include 50,000 Common Shares, in the aggregate, owned by Mr. Aupperle's brother, as custodian for each of Mrs. Aupperle's minor children (25,000 Common Shares to each minor child) under the New York Uniform Gifts to Minors Act.

    (6) Does not include 18,000 Common Shares owned by the Plotkins' adult daughter. Does not include 25,000 Common Shares, owned by Mr. Plotkin's father as custodian for the Plotkins' minor child under the New York Uniform Gifts to Minors Act. Each of Mr. and Mrs. Plotkin disclaim beneficial ownership of all such 43,000 Common Shares.

    (7) Includes 36,500 Common Shares issuable upon the exercise of currently exercisable incentive stock options. Does not include 26,000 Common Shares issuable upon the exercise of currently unexercisable incentive stock options.

    (8) Includes 12,004 Common Shares issuable upon the exercise of currently exercisable non-qualified stock options. Does not include 10,000 Common Shares issuable upon the exercise of currently unexercisable non-qualified stock options.

    (9) Includes 18,000 Common Shares issuable upon the exercise of currently exercisable incentive stock options. Does not include 26,000 Common Shares issuable upon the exercise of currently unexercisable incentive stock options.

    (10) Includes 10,000 Common Shares issuable upon the exercise of currently exercisable non-qualified stock options. Does not include 10,000 Common Shares issuable upon the exercise of currently unexercisable non-qualified stock options.

    (11) Includes options to purchase 834 Common Shares. Does not include 10,000 Common Shares issuable upon the exercise of currently unexercisable non-qualified stock options.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company occupies a 25,000 square foot facility at 91 Cabot Court, Hauppauge, New York which it uses as its executive offices and for the testing, storage, and shipping of its products. The Company considers the premises to be suitable for all its needs. The building is owned by LADOKK Realty Co., a partnership, which prior to Mr. Aupperle's death, consisted of Kenneth Plotkin, Dorothy Plotkin, Kenneth Aupperle and Laura Aupperle, and is leased to the Company under a lease agreement expiring on January 31, 2006 with an option of the Company to extend the lease for an additional three years. Rent is currently at the annual rate of $391,342 and will increase to $410,909 per year on February 1, 2002. The rent is payable in equal monthly installments and increases at a rate of 5% per year on February 1 of each year thereafter including during the option period. The premises are subject to two mortgages which have been guaranteed by the Company upon which the outstanding principal amount due as of September 30, 2001 was $890,582. The Company pays the taxes and operating costs of maintaining the premises.

     On December 17, 1996 the Board of Directors approved the issuance of warrants to LADOKK in consideration of LADOKK's agreement to cancel the last three years of the Company's lease and to grant an option to the Company to extend the lease for three years. The Stock Option Committee authorized the grant of a warrant to LADOKK to acquire 120,000 Common Shares at an exercise price of $1.906, which warrant is exercisable for a term of ten years.

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

                    HAUPPAUGE DIGITAL INC.



                    By: /s/ Gerald Tucciarone       Date: January 31, 2002
                       ----------------------             ----------------
                       GERALD TUCCIARONE
                       Treasurer and Chief Financial
                       Officer