Form 10-Q
period 2001-12-31
HAUPPAUGE DIGITAL INC
filed 2002-02-13
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2001
                                -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

                         Commission file number    1-13550
                                                   -------

                             HAUPPAUGE DIGITAL INC.
             (Exact Name of registrant as specified in its charter)

         Delaware                                              11-3227864
        ----------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                              Identification No.)

                    91 Cabot Court, Hauppauge, New York 11788
                   ------------------------------------------
                    (Address of principal executive offices)

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
                Yes      X                  No
                    ------------                ------------

As of January 30, 2002, 8,894,819 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares

                     HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements                                                          Page No.
                                                                                     --------
Condensed Consolidated Balance Sheets-                                               3
   December 31,  2001 (unaudited) and September 30, 2001

Condensed Consolidated Statements of Income-
  Three  Months ended December 31, 2001 (unaudited) and 2000 (unaudited)             4

Condensed Consolidated Statements of  Comprehensive Income -
  Three Months ended December 31, 2001 (unaudited)  and 2000 (unaudited)             5

Condensed Consolidated Statements of Cash Flow-
  Three Months ended December 31 , 2001 (unaudited) and 2000 (unaudited)             6

Notes to Condensed Consolidated Financial Statements                               7-8

Item 2.  Management's Discussion and Analysis of Financial Condition              9-13
         and Results of Operations

Item 3.  Quantitiative and Qualitative Disclosures about Market Risks               14

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                       14-15

Item 4.  Submission of Matters To a Vote of Security Holders                     15-16

Item 6.  Exhibits and Reports on form 8-K                                           16


SIGNATURES                                                                          17
----------

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

                     HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                December 31,
                                                                                   2001           September 30,
                                                                              (Unaudited)            2001
                                                                              ---------------------------------
                                     ASSETS

 Current Assets:
     Cash and cash  equivalents                                                $ 4,637,768         $ 4,422,239
     Accounts receivable, net of various allowances of
       $2,877,000 and $2,867,000                                                 5,402,078           4,243,594
     Income taxes receivable                                                       501,000             501,000
     Inventories                                                                 6,999,784           8,171,567
     Prepaid expenses and other current assets                                     412,217             518,265
                                                                                   -------             -------
                Total current assets                                            17,952,847          17,856,665

     Property, plant and equipment, net                                            770,983             825,847
     Other intangible assets-net                                                    10,100              16,400
     Security deposits and other non current assets                                 81,281              85,228
                                                                                    ------              ------
                                                                               $18,815,211         $18,784,140
                                                                               ===========         ===========

 Liabilities and  Stockholders'  Equity :

 Current Liabilities:
     Accounts payable                                                          $ 5,736,054         $ 5,732,971
     Accrued expenses                                                            1,300,933           1,585,023
     Income taxes payable                                                          332,288             280,528
                                                                                   -------             -------
                Total current liabilities                                        7,369,275           7,598,522

 Stockholders' Equity
     Common stock $.01 par value; 25,000,000 shares authorized, 9,374,368
        and 9,364,359  issued, respectively                                         93,744              93,644
     Additional paid-in capital                                                 12,182,577          12,164,243
     Retained earnings                                                             850,479             566,497
     Accumulated other comprehensive income ( loss)                               (272,221)           (267,204)
     Treasury Stock, at cost, 486,688, and 465,086 shares, respectively         (1,408,643)         (1,371,562)
                                                                                ----------          ----------
                Total stockholders' equity                                      11,445,936          11,185,618
                                                                                ----------          ----------
                                                                               $18,815,211         $18,784,140
                                                                               ===========         ===========

           See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                         Three months ended December 31,
                                                                         -------------------------------

                                                                          2001                     2000
                                                                         -------------------------------

Net Sales                                                               $12,062,800            $17,895,774
Cost  of Sales                                                            9,143,774             13,925,603
                                                                          ---------             ----------
  Gross Profit                                                            2,919,026              3,970,171

Selling, General and  Administrative Expenses                             2,166,759              2,845,848
Research & Development Expenses                                             359,024                393,260
                                                                            -------                -------
  Income  from operations                                                   393,243                731,063

Other  Income (expense):
  Interest income                                                             9,290                  8,831
  Interest expense                                                                -                (11,850)                     -
  Foreign currency                                                            7,581                (49,350)
  Non operational USD to Euro currency re-measurement                      (103,632)                     -
                                                                           --------                -------
Other  Income (expense)                                                     (86,761)               (52,369)
                                                                            -------                -------
  Income  before taxes on income                                            306,482                678,694
Taxes provision (benefit)                                                    22,500                (82,086)
                                                                             ------                -------
  Income  before cumulative effect of a change in accounting principle      283,982                760,780
  Cumulative effect of a change in accounting principle,
    net of taxes of $115,000                                                     -                 204,000
                                                                            -------                -------
     Net income                                                          $  283,982             $  964,780
                                                                         ==========             ==========
Per share results-basic:
  Income  before cumulative effect of a change in accounting principle        $0.03                  $0.09
  Cumulative effect of a change in accounting principle                       $0.00                  $0.02
                                                                              -----                  -----
Net income  per share-basic                                                   $0.03                  $0.11
                                                                              =====                  =====

Per share results-diluted
  Income  before cumulative effect of a change in accounting principle        $0.03                  $0.08
  Cumulative effect of a change in accounting principle                       $0.00                  $0.02
                                                                              -----                  -----
Net income  per share-basic                                                   $0.03                  $0.10
                                                                              =====                  =====

           See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL INC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME





                                                                       Three months  ended December 31,
                                                                          2001                2000
                                                                          ----                ----
Other comprehensive income:

Net income                                                             $ 283,982           $ 964,780
Change in accumulated other comprehensive income (loss)                   (5,017)                  -
                                                                          ------             -------
Other  comprehensive income                                            $ 278,965           $ 964,780
                                                                       =========           =========



          See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                Three months ended December 31,
                                                                                2001                       2000
                                                                                -------------------------------

Cash Flows From Operating Activities:
  Net income                                                                    $  283,982          $  964,780
                                                                                ----------          ----------
   Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
   Depreciation and amortization                                                    83,614              97,032
     Provision for uncollectible  accounts receivable                               10,000              10,000
   Other non cash items                                                             13,451             (34,548)
  Changes in current assets and liabilities:
   Accounts receivable                                                         (1,168,484)           (254,589)
   Inventories                                                                  1,171,783             (18,904)
   Prepaid expenses and other current assets                                      106,048             (80,725)
   Accounts payable and other current liabilities                                (229,247)          1,588,709
                                                                                  --------           ---------
        Total adjustments                                                          (12,835)          1,306,975
                                                                                   -------           ---------
   Net cash  provided by  operating activities                                     271,147           2,271,755
                                                                                   -------           ---------

Cash Flows From Investing Activities:
   Purchases of property, plant and equipment                                      (22,453)            (37,049)
                                                                                   -------             -------
        Net cash used in investing activities                                      (22,453)            (37,049)
                                                                                   -------             -------
Cash Flows From Financing Activities:
   Loan repayments                                                                       -            (640,000)
   Proceeds from employee stock purchases                                            8,933              11,560
   Purchase of treasury stock                                                      (37,081)                  -
                                                                                   -------             -------
        Net cash used in  financing activities                                     (28,148)           (628,440)
                                                                                   -------            --------
        Net increase in cash and cash equivalents                                  220,546           1,606,266

Change in accumulated other comprehensive income (loss)                             (5,017)                  -
                                                                                    ------           ---------
Cash and cash equivalents, beginning of period                                   4,422,239           2,744,855
                                                                                 ---------           ---------
Cash and cash equivalents, end of period                                        $4,637,768          $4,351,121
                                                                                ==========          ==========
Supplemental disclosures:
   Interest paid                                                                $        -          $   13,681
   Income taxes paid                                                            $   14,660          $    4,506
                                                                                ==========          ==========

           See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of  Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month period ended December 31, 2001 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2001 Form 10-K.


The operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results to be expected for the September 30, 2002 year end.

Note 2. Derivative Financial Instruments

The Company uses derivatives to reduce its exposure to fluctuations in foreign currencies. Derivative products, such as foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying forecasted Euro sales transactions with customers. The Company's accounting policies for these instruments are based on its designation of such instruments as hedging transactions. The Company does not use derivative instruments for purposes other than hedging. The Company records all derivatives on the balance sheet at fair value. As of December 31, 2001, a current liability of $40,240 reflecting the fair value of the Company's outstanding foreign currency forward contracts was recorded on the balance sheet. The Company recognizes gains and losses on derivative contracts as an adjustment to net sales. For the three months ended December 31, 2001 and 2000, the Company recorded as an increase to net sales of approximately $ 34,700 and $723,000, respectively.

To date, none of the Company's derivatives qualify for hedge accounting.

The effect of implementing SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which was adopted on October 1, 2000, is presented in this form 10-Q as a cumulative effect of a change in accounting principle for the three months ended December 31, 2000.

Note 3. Inventories

Inventories have been valued at the lower of average cost or market. The components of inventory consist of:

                                December 31,         September 30,
                                  2001                    2001
                                  ----                    ----

     Component Parts         $   2,260,483           $  2,421,420
     Work in Progress               27,501                 92,070
     Finished Goods              4,711,800              5,658,077
                                 ---------              ---------
                             $   6,999,784           $  8,171,567
                             =============           ============

                     HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4. Net Income Per Share

Basic net income per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects, in the periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted net income per share is as follows:


                                                                                Three  Months Ended
                                                                                  December   31,
                                                                              2001                  2000
                                                                              ----                  ----
 Weighted average shares outstanding-basic                                 8,886,472             8,885,010
 Number of shares issued on the assumed exercise of stock options            218,987               420,748
                                                                             -------               -------
 Weighted average shares outstanding-diluted                               9,105,459             9,305,758
                                                                           ---------             ---------

Options to purchase 820,681 and 271,444 shares of common stock at prices ranging $2.31 to $ 10.06 and $3.94 and $10.06, respectively, were outstanding as of December 31, 2001 and 2000, respectively but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 5. Recent Accounting Pronouncements

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

ITEM 2.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                           -------------------------
                             Results of Operations
                             ---------------------

Three Month Period ended December 31, 2001 compared to  December 31, 2000
-------------------------------------------------------------------------

Sales decreased $5,832,974 for the three months ended December 31, 2001 compared to the same quarter of the prior fiscal year as detailed geographically in the table below:

                 Three months ended December 31,                     Percent
                     2001                  2000       (Decrease)     (Decrease)
                 --------------------------------------------------------------


Domestic       $  2,558,572           $ 4,357,092    $(1,798,520)      (41)%
Europe            9,211,685            12,175,473     (2,963,788)      (24)%
Asia                292,543             1,363,209     (1,070,666)      (79)%
                    -------             ---------     ----------       ---
  Total        $ 12,062,800           $17,895,774    $(5,832,974)      (33)%
               ============           ===========    ===========       ===

The primary forces causing the decrease were:

         o    Sluggish worldwide economic conditions
         o    Reduction in analog  board sales
         o    Lower OEM sales activity
         o    Lower Asian sales

Unit sales for the three months ended December 31, 2001 decreased about 36% to approximately 184,000 as compared to approximately 286,000 for the prior year's first fiscal quarter. Sales to domestic customers were 21% of net sales compared to 24% for the same period last year. Sales to European customers were 76% of net sales compared to 68% for the same period of last year. Sales to Asian customers were 3% compared to 8% for the same period last year.

Gross margins decreased $ 1,051,145 for the three months ended December 31, 2001. Gross margin percentage for the three months ended December 31, 2001 was 24.20% compared to 22.18% for the three months ended December 31, 2000. The components of the margin decrease are detailed below:

                                                                    Increase
                                                                   (decrease)
                                                                   ----------
Decrease due to lower sales                                       $ (1,662,507)
Increase  due to higher margins on assembled boards                    340,204
Increase due to decrease in labor related and other costs              271,158
                                                                       -------
      Total  (decrease) in margins                                $ (1,051,145)

The increase in gross margin percentage of 2.02% for the three months ended December 31, 2001 compared to the first quarter of fiscal 2001 is as follows


                                                                    Increase
                                                                   (decrease)
                                                                   ----------
Increase in margin on assembled boards                               2.82%
Labor related and other costs as a larger percent of sales          (0.80%)
                                                                     -----
              Net increase                                           2.02%
                                                                     =====

Item 2. Management's Discussion and Analysis of   Financial Condition and
        Results of Operations - continued
        -----------------------------------------------------------------

The improved margin percentage on assembled boards was primarily derived from unit price reductions from our subcontractors and larger sales mix of higher gross margin product. The reduction in the margin percentage attributable to labor and related costs was due to the percentage decrease in sales for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 being greater than the percentage decrease in labor and other related costs for the same time periods.

The  chart  below   illustrates   the   components   of  selling,   general  and
administrative expenses:


                                           Three months ended December  31,
                                   Dollar Costs                            Percentage of Sales
                         ------------------------------------------------------------------------
                              2001          2000      (Decrease)       2001     2000   Increase
                              ----          ----                       ----     ----   --------
Sales and Promotional      $1,378,019   $ 1,896,794   $ (518,775)      11.4%    10.6%    0.8%
Customer Support               97,235        99,432       (2,197)       0.8%     0.6%    0.2%
General and Administrative    691,505       849,622     (158,117)       5.8%     4.7%    1.1%
                              -------       -------      --------       ---      ---     ---
    Total                  $2,166,759    $2,845,848   $ (679,089)      18.0%    15.9%    2.1%
                           ==========    ==========    ==========      ====     ====     ===

Selling General and Administrative expenses decreased $679,089 from the prior year's first fiscal quarter. As a percentage of sales, Selling, General and Administrative expenses for the three months ended December 31, 2001 increased by 2.1% when compared to three months ended December 31, 2000.

The decrease in sales and promotional expense of $518,775 was mainly due to :

         o Lower advertising costs of $383,431 due to lower co-operative advertising and reduced special promotions
         o  Reduced European sales office costs of $14,724
         o  Lower commission payments of $51,628 due to lower sales
         o  Decreased compensation costs of $50,636 due to personnel reductions

Customer Support costs decreased $2,197 mainly due to lower compensation costs.

The decrease in General and Administrative expenses of $ 158,117 was primarily due to:

         o Decrease in compensation costs of $ 96,189 due to personnel reductions for Eskape Labs administrative personnel coupled with corporate personnel reductions
         o Decreased amortization costs of $13,418 mainly due to the write off of goodwill during the fourth quarter of fiscal 2001
         o Lower rent costs of $ 13,530 due to the consolidation of the Eskape Labs office in California into the Hauppauge office
         o Lower communication costs of $ 7,698 due to the consolidation of the Eskape Labs office in California into the Hauppauge office

Research and development expenses decreased $34,236 or approximately 9.0%. The decrease was due to lower worldwide compensation costs and less material and contract services consumed.

Item 2.    Management's Discussion and Analysis of   Financial Condition and
           Results of Operations - continued
           -----------------------------------------------------------------

Other income (expense)

We had net other expense for the three months ended December 31, 2001, of $86,761 compared to net other expense of $52,369 for the prior year's first fiscal quarter as detailed below:


                                               Three months  ended  December 31,
                                                       2001             2000
                                                       ----             ----
Interest income                                      $   9,290        $   8,831
Interest expense                                             -          (11,850)
Foreign currency transaction gains (losses)              7,581          (49,350)
Non operational USD to Euro currency re-measurement   (103,632)               -
                                                      --------           -------
  Total other (expense)                              $ (86,761)       $ (52,369)
                                                     =========        =========

The increase in "Total other (expense)" was primarily due to a loss from "Non operational USD to Euro currency re-measurement".

"Non operational USD to Euro currency re-measurement" results from the revaluing from U.S. dollars to Euros any U.S. dollar denominated assets and liabilities on the books of our Luxembourg based subsidiary, Hauppauge Digital Europe SARL. Since the functional currency of Hauppauge Digital Europe SARL is the Euro, assets, liabilities and equity accounts which are invested in or purchased by Hauppauge Digital Europe SARL using U.S. dollars need to be revalued into Euros at the end of each quarter. This revaluation of U.S. dollar denominated accounts into Euros results in a non transactional re-measurement gain or loss, which we have classified as " Non operational USD to Euro currency re-measurement."

Tax provision (benefit)

Our net tax provision (benefit) for the three months ended December 31, 2001 and 2000 is as follows:

                                                Three months ended December 31,
                                                     2001           2000
                                                     ----           ----

Tax (benefit) attributable to U.S operations    $ (229,000)      $(178,786)
Tax expense Asian operations                             -          44,200
Tax  expense  European operations                   22,500          52,500
Deferred tax asset valuation allowance             229,000               -
                                                   -------       ---------
Net tax provision  (benefit)                    $   22,500       $ (82,086)
                                                ==========       =========

Effective October 1, 1999, we restructured our foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity which services our European customers. The new structure created separate domestic and foreign tax entities, with the new Luxembourg entity paying a 7% license fee to our domestic operation for use of the Hauppauge name. For the last two fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of December 31, 2001 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the current quarter's loss from domestic operations.

The adoption of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", on October 1, 2000 resulted in a $204,000 gain, net of taxes of $115,000, due to the cumulative effect of a change in accounting principle.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued
           -----------------------------------------------------------

As a result of the above, we recorded net income of $283,982 for the quarter ended December 31 , 2001, which resulted in basic and diluted net income per share of $0.03 on weighted average basic and diluted shares of 8,886,472 and 9,105,459, respectively, compared to a net income of $964,780 for the three months ended December 31, 2000, which resulted in basic and diluted net income per share of $0.11 and $0.10 on weighted average basic and diluted shares of 8,885,010 and 9,305,758 respectively. Options to purchase 820,681 and 271,444 shares of common stock at prices ranging $2.31 to $ 10.06 and $3.94 and $10.06, respectively, were outstanding as of December 31, 2001 and 2000, respectively but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Seasonality
-----------

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

Liquidity and Capital Resources
-------------------------------

Our cash, working capital and stockholders' equity position is disclosed below:

                               December 31,      September 30,
                                  2001               2001
                                  ----               ----


Cash                         $  4,637,768       $  4.422,239
Working Capital                10,583,572         10,258,143
Stockholders' Equity           11,445,936         11,185,618

The significant items of cash provided by and cash (used in) business activities for the three months ended December 31, 2001 are detailed below:

Net  income (adjusted for non cash items)                                     $  391,047
Decrease in accounts receivable,  inventory and other prepaid assets             109,347
Decrease in  accounts payable and accrued expenses                              (229,247)
Change in accumulated other comprehensive income (loss)                           (5,017)
Purchase of  property, plant & equipment                                         (22,453)
Proceeds from option exercises and employee stock purchase plan                    8,933
Purchase of  treasury stock                                                      (37,081)
                                                                                  ------
  Net increase in cash                                                        $  215,529
                                                                                 =======

Net cash of $ 271,147 provided by operating activities was primarily due to a decrease in accounts receivable, inventory and prepaid assets of $109,347 and net income adjusted for non cash items of $391,047, offset partially by cash used to fund the net decrease in accounts payable and accrued liabilities of $229,247.

-----------------------------------------

Cash of $22,453 and $37,081 was used to purchase fixed assets and purchase treasury stock. Proceeds from the exercise of stock options and stock purchased by employees from the employee stock purchase plan provided additional cash of $8,933. The change in accumulated other comprehensive loss decreased cash by $5,017.

On April 5, 2001 we extended our agreement with Chase Manhattan Bank, to provide us with a $6,500,000 credit facility. The facility allows us, at our option, to borrow at prime rate, which was 4.75% as of December 31, 2001 or 1.25% above the London Interbank Offered Rate. The facility is secured by our assets, and expires on March 31, 2002. As of December 31, 2001, we had no borrowings outstanding under this line of credit.

On January 25, 2002, Chase Manhattan Bank, citing the current economic conditions in the technology sector coupled with our two years of non profitability, verbally informed us that our line of credit has been terminated. It is our intention to replace the terminated line with a new credit facility.

On November 8, 1996, we approved a stock repurchase program for the repurchase of up to 600,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of December 31, 2001, we held 486,688 treasury shares purchased for $1,408,643 at an average purchase price of approximately $2.89 per share.

We believe that our current cash position will be sufficient to satisfy our anticipated operating needs for at least the ensuing twelve months.

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

Effect of New Accounting Pronouncements
---------------------------------------

In April 2001, the Emerging Issues Task Force (EITF) issued EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products, which addresses whether consideration from a vendor to a reseller of the vendors products is (a) an adjustment of the selling prices of the vendors products and, therefore, should be deducted from revenue recognized in the vendors income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendors income statement. EITF 00-25 should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks
         -----------------------------------------------------------

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

The strength or weakness of the U.S. dollar against the Euro and British Pound Sterling impacts our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. dollars). We engage in hedging programs aimed at limiting, in part, the impact of currency fluctuations. By selling foreign currency forward, we fix the rate of exchange at the time we enter into the contract. We deliver these currencies to the financial institutions at a later date when we actually receive the foreign currency.

As of December 31, 2001, we had foreign currency forward contracts outstanding of approximately $4,154,700 against delivery of the Euro. The contracts expire through March 2002.

Although we do not try to hedge against all possible foreign currency exposures because we can not fully estimate the size of our exposure, the contracts we procure are specifically entered into to as a hedge against existing or anticipated foreign currency exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, when the U.S. dollar sustains a long term strengthening position against the foreign currencies in countries where we sell our products, our revenues, gross margins, operating income and retained earnings can be adversely affected. Factors that could impact the effectiveness of our hedging program include volatility of the currency markets and availability of hedging instruments.

For the three months ended December 31, 2001 and 2000, we recorded approximately $34,700 and $723,000, respectively, as an increase to net sales related to the changes in the fair value of our derivative contracts.

Special Note Regarding Forward Looking Statements
-------------------------------------------------

Certain statements in this Release constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described in the Company's filings with the Securities and Exchange Commission, including but not limited to the Company's Annual Report in Form 10-K for the fiscal year ended September 30, 2001.

PART II.  OTHER INFORMATION
---------------------------

Item 1  Legal Proceedings
        -----------------

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

Item 4.  Submission of Matters To a  Vote of Security Holders
         ----------------------------------------------------

The following proposals were submitted to the stockholders for approval at the Annual Meeting of stockholders held on November 2, 2001 at our offices:

Proposal No. 1:   Election of Directors

The following directors were elected by the votes indicated

Item 4.  Submission of Matters To a  Vote of Security Holders-continued
         --------------------------------------------------------------

Proposal No. 1:   Election of Directors

The following directors were elected by the votes indicated:

                                            For           Withheld
                                            ---           --------
Kenneth Plotkin                          8,379,484        315,137
Bernard Herman                           8,379,344        315,277
Clive R. Holmes                          8,379,744        314,877
Steven J. Kuperschmid                    8,374,194        320,427

Proposal No. 2: Amendment of the Certificate of Incorporation to authorize the classification of the Board of Directors into three classes with staggered terms and to provide for a supermajority voting requirement to amend any provision in the Certificate of Incorporation relating to such classified Board of Directors.

The proposed amendment to the Certificate of Incorporation to authorize the classification of the Board of Directors into three classes with staggered terms and to provide for a supermajority voting requirement to amend any provision in the Certificate of Incorporation relating to such classified Board of Directors was not approved because there were insufficient votes cast:

                          For             Against            Abstain
                          ---             -------            -------
                       3,204,409          422,021             21,268


Proposal No. 3: Amendment of the Certificate of Incorporation to authorize a class of preferred stock.

The proposed amendment to the Certificate of Incorporation to authorize a class of preferred stock was not approved because there were insufficient votes cast:

                         For             Against            Abstain
                          ---             -------            -------
                        3,179,709         450,919             16,710

Proposal No. 4: Amendment of the Certificate of Incorporation to require unanimous, rather than majority, written consent of stockholders in lieu of meeting under certain circumstances.

The proposed amendment to the Certificate of Incorporation to require unanimous, rather than majority, written consent of stockholders in lieu of a meeting under certain circumstances was not approved because there were insufficient votes cast:

                          For             Against            Abstain
                          ---             -------            -------
                        3,169,685         455,538             22,115


Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits

     None

(b)  Reports on form 8-K

     None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HAUPPAUGE DIGITAL INC.
                             -----------------------
                                   Registrant




Date:  February 13, 2002                      By: /s/ Kenneth Plotkin
       -----------------                         ----------------------------
                                                 KENNETH PLOTKIN
                                                 President and
                                                 Chief Executive Officer


Date:  February 13, 2002                      By: /s/ Gerald Tucciarone
       -----------------                         ----------------------------
                                                 GERALD TUCCIARONE
                                                 Treasurer and Chief
                                                 Financial Officer