Form 10-Q
period 2002-03-31
HAUPPAUGE DIGITAL INC
filed 2002-05-10
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended:  March  31,  2002
                                 ----------------

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

As of April 22, 2002, 8,893,490 shares of $.01 par value Common Stock of the registrant were outstanding, not including treasury shares.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    ----------------------------------------

                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.Financial Statements                                                                       Page No.
                                                                                                  --------


Condensed Consolidated Balance Sheets-
   March 31,  2002 (unaudited) and September 30, 2001                                                3

Condensed Consolidated Statements of Income-
  Six  Months ended March  31, 2002 (unaudited) and 2001 (unaudited)                                 4

Condensed Consolidated Statements of Income-
  Three  Months ended March 31, 2002 (unaudited) and 2001 (unaudited)                                5

Condensed Consolidated Statements of  Comprehensive Income -
  Three and six months  ended March 31, 2002 (unaudited) and 2001 (unaudited)                        6

Condensed Consolidated Statements of Cash Flow-
  Six Months ended March  31 , 2002 (unaudited) and 2001 (unaudited)                                 7

Notes to Condensed Consolidated Financial Statements                                              8-10

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                    11-22

Item 3. Quantitative and Qualitative Disclosures about Market Risks                                 22

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                                          23

Item 6.  Exhibits and Reports on form 8-K                                                           24


SIGNATURES                                                                                          25
----------


PART I. FINANCIAL INFORMATION
-----------------------------
 Item 1. Financial Statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                      March  31,
                                                                                         2002               September 30,
                                                                                      (Unaudited)                2001
                                                                                -----------------------------------------
                                    ASSETS
 Current Assets:
     Cash and cash  equivalents                                                       $  6,784,947          $  4,422,239
     Accounts receivable, net of various allowances  of
            $2,887,000   and $2,867,000                                                  2,905,849             4,243,594
      Income taxes receivable                                                              501,000               501,000
     Inventories                                                                         7,787,545             8,171,567
     Prepaid expenses and other current assets                                             529,311               518,265
                                                                                           -------               -------
                Total current assets                                                    18,508,652            17,856,665

     Property, plant and equipment, net                                                    717,789               825,847
     Other intangible assets-net                                                             3,800                16,400
     Security deposits and other non current assets                                         84,222                85,228
                                                                                            ------                ------
                                                                                     $  19,314,463          $ 18,784,140
                                                                                     =============          ============
 Liabilities and  Stockholders'  Equity :

 Current Liabilities:
    Accounts payable                                                                 $   5,921,940 $           5,732,971
    Accrued expenses                                                                     1,527,237             1,585,023
    Income taxes payable                                                                   295,835               280,528
                                                                                           -------               -------
              Total current liabilities                                                  7,745,012             7,598,522

 Stockholders' Equity
    Common stock $.01 par value; 25,000,000 shares authorized, 9,381,507
          and 9,364,359  issued, respectively                                               93,815                93,644
     Additional paid-in capital                                                         12,198,378            12,164,243
     Retained earnings                                                                   1,067,433               566,497
     Accumulated other comprehensive income ( loss)                                       (377,602)             (267,204)
    Treasury Stock, at cost, 488,017, and 465,086 shares, respectively                  (1,412,573)           (1,371,562)
                                                                                        ----------            ----------
             Total stockholders' equity                                                 11,569,451            11,185,618
                                                                                        ----------            ----------
                                                                                     $  19,314,463 $          18,784,140
                                                                                     ============= =====================


           See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                                            Six months ended March 31,
                                                                                         2002                       2001
                                                                                         -----                      ----

Net Sales                                                                            $ 22,811,233               $ 32,390,983
Cost  of Sales                                                                         17,068,511                 25,216,671
                                                                                       ----------                 ----------
    Gross Profit                                                                        5,742,722                  7,174,312

Selling, General and  Administrative Expenses                                           4,461,373                  5,463,890
Research & Development Expenses                                                           723,437                    741,028
                                                                                          -------                    -------
    Income  from operations                                                               557,912                    969,394
Other  Income (expense):
  Interest income                                                                          21,628                     18,546
  Interest expense                                                                              -                    (19,720)
  Foreign currency                                                                         18,036                   (120,024)
  Non operational USD to Euro currency remeasurement                                      (54,140)                         -
                                                                                          -------                   --------
Other  income (expense)                                                                   (14,476)                  (121,198)
                                                                                          -------                   --------
      Income  before taxes on income                                                      543,436                    848,196
Taxes provision (benefit)                                                                  42,500                   (212,300)
                                                                                           ------                   --------
   Income  before cumulative effect of a change in accounting principle                   500,936                  1,060,496
   Cumulative effect of a change in accounting principle, net of taxes                          -                    204,000
                                                                                          -------                    -------
      Net income                                                                      $   500,936                $ 1,264,496
                                                                                      ===========                ===========
Net income per  share-basic:
   Income  before cumulative effect of a change in accounting principle                     $0.06                      $0.12
   Cumulative effect of a change in accounting principle                                    $0.00                      $0.02
                                                                                            -----                      -----
Net income  per share-basic                                                                 $0.06                      $0.14
                                                                                            -----                      -----

Net income per share-diluted
   Income  before cumulative effect of a change in accounting principle                     $0.06                      $0.12
   Cumulative effect of a change in accounting principle                                    $0.00                      $0.02
                                                                                            -----                      -----
Net income  per share-basic                                                                 $0.06                      $0.14
                                                                                            =====                      =====

           See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                     Three months ended  March  31,
                                                                                     ------------------------------
                                                                                        2002             2001
                                                                                     ------------------------------
Net Sales                                                                            $ 10,748,433    $ 14,495,209
Cost  of Sales                                                                          7,924,737      11,291,068
                                                                                        ---------      ----------
    Gross Profit                                                                        2,823,696       3,204,141

Selling, General and  Administrative Expenses                                           2,294,614       2,618,042
Research & Development Expenses                                                           364,413         347,768
                                                                                          -------         -------
    Income  from operations                                                               164,669         238,331

Other  Income (expense):
  Interest income                                                                          12,338           9,715
  Interest expense                                                                              -          (7,870)
  Foreign currency                                                                         10,455         (70,674)
  Non operational USD to Euro currency re-measurement                                      49,492               -
                                                                                           ------          ------
Other  income (expense)                                                                    72,285         (68,829)
                                                                                           ------         -------
      Income  before taxes on income                                                      236,954         169,502
Taxes provision (benefit)                                                                  20,000        (130,214)
                                                                                           ------        --------
      Net income                                                                      $   216,954     $   299,716
                                                                                      ===========     ===========

Net income per shares:
    Basic                                                                                   $0.02           $0.03
    Diluted                                                                                 $0.02           $0.03
                                                                                            =====           =====

           See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME





                                                  Three months  ended  March  31,          Six months ended March 31,
                                                  -------------------------------          --------------------------

                                                       2002            2001                     2002          2001
                                                       ----            ----                     ----          ----
       Other comprehensive income:
------------------------------------------

Net income                                         $ 216,954         $299,716              $  500,936       $1,264,496
Foreign currency translation gain  (loss)           (105,381)          37,185                (110,398)          37,185
                                                  --------------------------------------------------------------------
Other  comprehensive income                        $ 111,573         $336,901              $  390,538       $1,301,681
                                                  ====================================================================



          See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                    Six months ended March 31,
                                                                               2002                          2001
                                                                               ----------------------------------


Cash Flows From Operating Activities:
  Net income                                                                   $   500,936             $   1,264,496
                                                                               -----------             -------------
   Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
    Depreciation and amortization                                                  167,161                   198,052
     Provision for uncollectible  accounts receivable                               20,000                    10,000
    Other non cash items                                                            20,008                    19,002
  Changes in current assets and liabilities:
     Accounts receivable                                                         1,317,745                   724,897
     Inventories                                                                   384,022                  (822,678)
    Prepaid expenses and other current assets                                      (11,046)                 (767,683)
    Accounts payable and other current liabilities                                 146,490                   350,031
                                                                                   -------                   -------
        Total adjustments                                                        2,044,380                  (288,379)
                                                                                 ---------                  --------
   Net cash  provided by  operating activities                                   2,545,316                   976,117
                                                                                 ---------                   -------

Cash Flows From Investing Activities:
    Purchases of property, plant and equipment                                     (46,503)                 (120,338)
                                                                                   -------                  --------
       Net cash used in investing activities                                       (46,503)                 (120,338)
                                                                                   -------                  --------

Cash Flows From Financing Activities:
    Loan repayments                                                                      -                  (640,000)
    Proceeds from employee stock purchases                                          15,304                    27,382
    Purchase of treasury stock                                                     (41,011)                        -
                                                                                   -------                  --------
        Net cash used in  financing activities                                     (25,707)                 (612,618)
                                                                                   -------                  --------
        Net increase in cash and cash equivalents                                2,473,106                   243,161
                                                                                 ---------                   -------
Effect of exchange rate changes on cash and cash equivalents                      (110,398)                        -
Cash and cash equivalents, beginning of period                                   4,422,239                 2,744,855
                                                                                 ---------                 ---------
Cash and cash equivalents, end of period                                       $ 6,784,947                 2,988,016
                                                                               ===========                 =========
Supplemental disclosures:
   Interest paid                                                               $         -             $      13,681
   Income taxes paid                                                           $    25,386             $       4,506
                                                                               ===========             =============


           See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of  Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and six month period ended March 31, 2002 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2001 Form 10-K.

The operating results for the three and six month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the September 30, 2002 year end.

Note 2.    Derivative Financial   Instruments

The Company uses derivatives to reduce its exposure to fluctuations in foreign currencies. Derivative products, such as foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying forecasted Euro sales transactions with customers. The Company's accounting policies for these instruments are based on its designation of such instruments as hedging transactions. The Company does not use derivative instruments for purposes other than hedging. The Company records all derivatives on the balance sheet at fair value. As of March 31, 2002, a current asset of $7,349 reflecting the fair value of the Company's outstanding foreign currency forward contracts was recorded on the balance sheet. The Company recognizes gains and losses on derivative contracts as an adjustment to net sales. For the three and six month periods ended March 31, 2002 and 2001, the Company recorded as an increase to net sales of approximately $ 62,300 and $66,000, respectively and $ 97,000 and $788,000, respectively.

To date, none of the Company's derivatives qualify for hedge accounting.

The effect of implementing SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which was adopted on October 1, 2000, is presented in this form 10-Q as a cumulative effect of a change in accounting principle for the six months ended March 31, 2001.

 Note 3.  Inventories

     Inventories have been valued at the lower of average cost or market. The components of inventory consist of:

                                    March 31,          September 30,
                                     2002                   2001
                                     ----                   ----

     Component Parts            $ 3,103,944             $ 2,421,420
     Work in Progress                 9,173                  92,070
     Finished Goods               4,674,428               5,658,077
                                  ---------               ---------
                                $ 7,787,545             $ 8,171,567
                                ===========             ===========

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


                                                                          Three Months Ended          Six Months Ended
                                                                              March   31,                  March 31,
                                                                              2002       2001           2002         2001
                                                                              ----       ----           ----         ----
 Weighted average shares outstanding-basic                                 8,893,147    8,887,719     8,890,175    8,886,349
 Number of shares issued on the assumed exercise of stock options            127,184      353,100       174,622      384,791
                                                                             -------      -------       -------      -------
 Weighted average shares outstanding-diluted                               9,020,331    9,240,819     9,064,797    9,271,140
                                                                           =========    =========     =========    =========


Options to purchase 1,145,222 and 530,222 shares of common stock at prices ranging $1.91 to $ 10.06 and $3.94 and $10.06, respectively, were outstanding for the three month period ending March 31, 2002 and 2001, respectively but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 1,025,822 and 530,222 shares of common stock at prices ranging $2.31 to $ 10.06 and $3.94 and $10.06, respectively, were outstanding for the six month period ending March 31, 2002 and 2001, respectively but were not included in the computation of diluted earnings per share because they were anti- dilutive.

Note 5.  Accumulated other comprehensive income ( loss)

The Euro is the functional currency of the Company's European subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at the exchange rate in effect at end of each reporting period, while equity accounts are translated to U.S. dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses, which are shown as a component of stockholders' equity under the caption "accumulated other comprehensive income (loss)".

Accumulated other comprehensive loss reflected in the equity section was a charge of $367,602 at March 31, 2002 compared to a charge of $267,204 at September 30, 2001. The increase in the other comprehensive loss of $110,398 was primarily due to the decline in the Euro to US dollar month end exchange rate at March 31, 2002 compared to the month end exchange rate at September 30, 2001.

The Company's Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note  6.  Recent Accounting Pronouncements

In April 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which was later codified along with other similar issues, into EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs. EITF 01-09 is effective for the Company in the quarter ended March 31, 2002.

The majority of vendor consideration granted by the Company relates to co-op advertising agreements with the Company's retail customers. Based on the requirements of EITF 01-09, the Company has properly included these costs as a component of selling, general and administrative expenses for all periods presented. In the opinion of management, it appears that the effect of all other vendor consideration arrangements would not have a material effect on the statement of operations based on the requirements of the pronouncement.

ITEM 2. Management's Discussion and Analysis of   Financial Condition and
        Results of Operations
        -----------------------------------------------------------------
                              Results of Operations
                              ---------------------

Six Month Period ended  March 31, 2002 compared to  March  31, 2001
-------------------------------------------------------------------

Results for the six month period ended March 31, 2002 are detailed in the table below:


                                                          Six Months     Six Months
                                                             Ended         Ended        Variance         Percentage of sales
                                                            3/31/02       3/31/01          $          2002     2001     Variance
                                                            -------       -------       --------      ----     ----     --------

Sales                                                    $ 22,811,233  $ 32,390,983    (9,579,750)   100.0%   100.0%        -
Cost of sales                                              17,068,511    25,216,671    (8,148,160)    74.8%    77.9%     -3.1%
                                                           ----------    ----------    ----------     ----     ----       ---
Gross Profit                                                5,742,722     7,174,312    (1,431,590)    25.2%    22.1%      3.1%
Gross Profit %                                                  25.17%       22.15%          3.03%

Selling, General and Administrative expenses:
Sales & Marketing                                           2,872,261    3,581,356       (709,095)    12.6%    11.1%      1.5%
Technical Support                                             191,343      194,327         (2,984)     0.8%     0.6%      0.2%
General  & Administrative                                   1,397,769    1,688,207       (290,438)     6.2%     5.2%      1.0%
                                                            ---------    ---------       --------      ---      ---       ---
     Selling, General and Administrative expenses           4,461,373    5,463,890     (1,002,517)    19.6%    16.9%      2.7%
Research & Development expenses                               723,437      741,028        (17,591)     3.2%     2.3%      0.9%
                                                              -------      -------        -------      ---      ---       ---
Total Selling, General and Administrative expenses          5,184,810    6,204,918     (1,020,108)    22.8%    19.2%      3.6%
                                                            ---------    ---------     ----------     ----     ----       ---
Income from operations                                        557,912      969,394       (411,482)     2.4%     2.9%     -0.5%


Other income (expense)

Interest income                                                21,628       18,546          3,082      0.1%     0.1%      0.0%
Interest expense                                                    -      (19,720)        19,720      0.0%    -0.1%      0.1%
Foreign currency                                               18,036     (120,024)       138,060      0.1%    -0.4%      0.5%
Non operational USD to Euro re-measurement  gain (loss)       (54,140)           -        (54,140)    -0.2%     0.0%     -0.2%
                                                              -------     --------        -------      ---      ---       ---
   Other income (expense)                                     (14,476)    (121,198)       106,722     -0.0%    -0.4%      0.4%
                                                              -------     --------        -------      ---      ---       ---
Income before taxes on income                                 543,436      848,196       (304,760)     2.4%     2.5%     -0.1%
Taxes provision (benefit)                                      42,500     (212,300)       254,800      0.2%    -0.8%     -1.0%
                                                               ------     --------        -------      ---      ---       ---
Income before  cumulative effect of  change in accounting     500,936    1,060,496       (559,560)     2.2%     3.3%     -1.1%
principle
Cumulative effect of a change in  accounting principle,
net of taxes                                                        -      204,000       (204,000)     0.0%     0.6%    -0.6%
                                                              -------      -------       --------      ---      ---      ---
Net income                                                    500,936    1,264,496       (763,560)     2.2%     3.9%    -1.7%
                                                              =======    =========       ========      ===      ===      ===

Sales decreased $ 9,579,750 for the six months ended March 31, 2002 compared to the same period of the prior fiscal year as detailed in the table below:


                                                                                    Percentage of sales by
                Six months ended March  31,            $            Percent           geographic region
                  2002              2001           (Decrease)      (Decrease)         2002         2001
                --------------------------------------------------------------------------------------------
Domestic      $  4,807,317     $  6,593,476     $ (1,786,159)        (27)%             21%          20%
Europe          17,482,025       23,310,935       (5,828,910)        (25)%             76%          72%
Asia               521,891        2,486,572       (1,964,681)        (79)%              3%           8%
                   -------        ---------       ----------         ---                -            -
  Total       $ 22,811,233     $ 32,390,983     $ (9,579,750)        (30)%            100%         100%
              ============     ============     ============         ===              ===          ===

Item 2.     Management's Discussion and Analysis of   Financial Condition and
            Results of Operations- continued
            --------------------------------

The primary forces causing the sales decrease were:

        -       Sluggish worldwide economic conditions
        -       Reduction in analog  board sales
        -       Lower OEM sales activity
        -       Lower Asian sales

Sales to domestic customers were 21% of net sales compared to 20% for the same period last year. Sales to European customers were 76% of net sales compared to 72% for the same period of last year. Sales to Asian customers were 3% compared to 8% for the same period last year.

Gross margins decreased $ 1,431,590 for the six months ended March 31, 2002. Gross margin percentage for the six months ended March 31, 2002 was 25.17% compared to 22.15% for the six months ended March 31, 2001. The components of the margin decrease are detailed below:

                                                                    Increase
                                                                   (decrease)

Decrease due to lower sales                                      $ (2,777,122)
Increase  due to higher margins on assembled boards                   504,796
Increase due to decrease in labor and other related costs             840,736
                                                                      -------
      Total  decrease in margins                                 $ (1,431,590)
                                                                 =============

The increase in gross margin percentage of 3.03% for the six months ended March 31, 2002 compared to the same period of fiscal 2001 is as follows:

                                                                    Increase
                                                                   (decrease)

Increase in margin on assembled boards                                3.69%
Labor and other related costs as a larger percent of sales           (0.66%)
                                                                     -----
Net increase                                                          3.03%
                                                                      ====

The improved margin percentage on assembled boards was primarily derived from unit price reductions from our subcontractors and larger sales mix of higher gross margin product. The decrease in the margin percentage attributable to labor and related costs was due to the percentage decrease in sales for the six month period of fiscal 2002 compared to last year being greater than the percentage decrease in labor and other related costs for the same time periods.

The  chart  below   illustrates   the   components   of  selling,   general  and
administrative expenses:


                                                                Six months ended March   31,
                                                                ----------------------------
                                                  Dollar Costs                       Percentage of Sales
                                                  ------------                       -------------------
                                    2002           2001            (Decrease)     2002      2001       Increase
                                    ----           ----            ----------     ----      ----       --------
Sales and Promotional          $  2,872,261   $  3,581,356      $   (709,095)     12.6%     11.1%       1.5%
Customer Support                    191,343        194,327            (2,984)      0.8%      0.6%       0.2%
General and Administrative        1,397,769      1,688,207          (290,438)      6.2%      5.2%       1.0%
                                  ---------      ---------          --------       ---       ---        ---
    Total                      $  4,461,373   $  5,463,890      $ (1,002,517)     19.6%     16.9%       2.7%
                               ============   ============      ============      ====      ====        ===


Item 2.    Management's Discussion and Analysis of   Financial Condition and
           Results of Operations- continued
           --------------------------------

Selling General and Administrative expenses decreased $1,002,517 from the prior year. As a percentage of sales, Selling, General and Administrative expenses for the six months ended March 31, 2002 increased by 2.7% when compared to the six months ended March 31, 2001.

The decrease in sales and promotional expense of $709,095 was mainly due to :

        - Lower advertising costs of $517,004 due to lower co-operative advertising and reduced special promotions
        -       Lower commission payments  of $ 100,117 due to lower sales
        - Decreased compensation costs of $82,042 due to personnel reductions

The decrease in General and Administrative expenses of $ 290,438 was primarily due to:

        - Decrease in compensation costs of $196,853 due to personnel reductions for administrative personnel coupled with corporate personnel reductions
        - Decreased amortization costs of $30,891 mainly due to the write off of goodwill during the fourth quarter of fiscal 2001
        - Lower rent costs of $ 27,362 and lower communication costs of $19,821 due to the consolidation of the Eskape Labs office in California into the Hauppauge California office

Research and development expenses decreased $17,591 or approximately 2.4%. The decrease was due to lower worldwide compensation costs offset somewhat by material and contract services consumed.

Other income (expense)

Net other expense for the six months ended March 31, 2002 was $14,476 compared to net other expense of $121,198 for the prior year's six months ended March 31, 2001 as detailed below:

                                                      Six months ended March 31,
                                                           2002         2001
                                                           ----         ----
  Interest income                                      $  21,628     $   18,546
  Interest expense                                             -        (19,720)
  Foreign currency transaction gains (losses)             18,036       (120,024)
  Non operational USD to Euro currency re-measurement    (54,140)             -
                                                         -------        -------
  Total other (expense)                                $ (14,476)    $ (121,198)
                                                       =========     ==========

The decrease in total other expense was due to foreign currency transactions gains in fiscal 2002 as opposed to losses in fiscal 2001, offset by losses from the "Non operational USD to Euro currency re- measurement".

"Non operational USD to Euro currency re-measurement" results from the revaluing from U.S. dollars to Euros any U.S. dollar denominated assets and liabilities on the books of our Luxembourg based subsidiary, Hauppauge Digital Europe SARL. Since the functional currency of Hauppauge Digital Europe SARL is the Euro, any asset, liability or equity accounts which are invested in or purchased using U.S. dollars by

Item 2.    Management's Discussion and Analysis of   Financial Condition and
           Results of Operations- continued
           --------------------------------

Hauppauge Digital Europe SARL need to be revalued into Euros at the end of each reporting period. This revaluation of U.S. dollar denominated accounts into Euros results in a non transactional re-measurement gain or loss, which we have classified as " Non operational USD to Euro currency re-measurement."

Tax provision (benefit)

Our net tax provision (benefit) for the six months ended March 31, 2002 and 2001 is as follows:

                                                  Six months ended March  31,
                                                     2002            2001
                                                     ----            ----

Tax (benefit) attributable to U.S.operations    $ (477,000)       $  (369,000)
Tax expense Asian operations                             -             42,500
Tax  expense  European operations                   42,500            114,200
Deferred tax asset valuation allowance             477,000                  -
                                                   -------           --------
Net tax provision  (benefit)                    $   42,500        $  (212,300)
                                                ==========        ===========

Effective October 1, 1999, we restructured our foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity which services our European customers. The new structure created separate domestic and foreign tax entities, with the Luxembourg entity paying a license fee to our domestic operation for use of the Hauppauge name. For the last two fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of March 31, 2002 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the current quarter's loss from domestic operations.

The adoption of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", on October 1, 2000 resulted in a $204,000 gain, net of taxes of $115,000, due to the cumulative effect of a change in accounting principle.

As a result of the above, we recorded net income of $500,936 for the six months ended March 31 , 2002, which resulted in basic and diluted net income per share of $0.06 on weighted average basic and diluted shares of 8,890,175 and 9,064,797, respectively, compared to a net income of $1,264,496 for the six months ended March 31, 2001, which resulted in basic and diluted net income per share of $0.14 on weighted average basic and diluted shares of 8,886,349 and 9,271,140 respectively. Options to purchase 1,025,822 and 530,222 shares of common stock at prices ranging $3.94 to $ 10.06, respectively, were outstanding as of March 31, 2002 and 2001, respectively but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Item 2.    Management's Discussion and Analysis of   Financial Condition and
           Results of Operations- continued
           --------------------------------

Three Month Period ended March  31, 2002 compared to March  31, 2001
--------------------------------------------------------------------

Results for the three month period ended March 31, 2002 are detailed in the table below:

                                                        Three Months    Three Months
                                                           Ended           Ended        Variance            Percentage of sales
                                                          3/31/02         3/31/01          $            2002      2001     Variance
                                                          -------         -------          -            ----      ----     --------
Sales                                                  $ 10,748,433   $ 14,495,209   $ (3,746,776)      100.0%    100.0%      -
Cost of sales                                             7,924,737     11,291,068     (3,366,331)       73.7%     77.9%   -4.2%
                                                          ---------     ----------     ----------        ----      ----     ---
Gross Profit                                              2,823,696      3,204,141       (380,445)       26.3%     22.1%    4.2%
Gross Profit %                                               26.27%         22.10%          4.17%

Selling, General and Administrative expenses:
Sales & Marketing                                         1,494,242      1,684,562       (190,320)       13.9%     11.6%    2.3%
Technical Support                                            94,108         94,895           (787)        0.9%      0.7%    0.2%
General  & Administrative expenses                          706,264        838,585       (132,321)        6.6%      5.8%    0.8%
                                                            -------        -------       --------         ---       ---     ---
   Selling, General and Administrative expenses           2,294,614      2,618,042       (323,428)       21.4%     18.1%    3.3%
Research  & Development expenses                            364,413        347,768         16,645         3.4%      2.4%    1.0%
                                                            -------        -------         ------         ---       ---     ---
Total Selling, General and Administrative expenses        2,659,027      2,965,810       (306,783)       24.8%     20.5%    4.3%
                                                          ---------      ---------       --------        ----      ----     ---
Income from operations                                      164,669        238,331        (73,662)        1.5%      1.6%   -0.1%

Other income (expense)
Interest income                                              12,338          9,715          2,623         0.1%      0.1%    0.0%
Interest expense                                                  -         (7,870)         7,870         0.0%     -0.1%    0.1%
Foreign currency                                             10,455        (70,674)        81,129         0.1%     -0.5%    0.6%
Non operational USD to Euro re-measurement  gain (loss)      49,492              -         49,492         0.5%      0.0%    0.5%
                                                             ------        -------         ------         ---       ---     ---
     Other income (expense)                                  72,285        (68,829)       141,114         0.7%     -0.5%    1.2%
                                                             ------        -------        -------         ---       ---     ---
Income before taxes on income                               236,954        169,502         67,452         2.2%      1.1%    1.1%
Taxes provision (benefit)                                    20,000       (130,214)       150,214         0.2%     -0.9%   -1.1%
                                                             ------       --------        -------         ---       ---     ---
Net income                                             $    216,954        299,716        (82,762)        2.0%      2.0%    0.0%
                                                       ============        =======        =======         ===       ===     ===

Sales decreased $ 3,746,776 for the three months ended March 31, 2002 compared to the same quarter of the prior fiscal year as detailed geographically in the table below:

                                                                      Percentage of sales by
                    Three months ended March 31,           Percent      geographic region
                 2002            2001      (Decrease)    (Decrease)      2002        2001
                 ----            ----      ----------    ----------      ----        ----
Domestic    $  2,248,745   $  2,236,384   $    12,361        1%           21%         15%
Europe         8,270,340     11,135,462    (2,865,122)     -26%           77%         77%
Asia             229,348      1,123,363      (894,015)     -80%            2%          8%
                 -------      ---------      --------       --             -           -
  Total     $ 10,748,433   $ 14,495,209   $(3,746,776)     -26%          100%        100%

The primary forces causing the sales decrease were:

        -       Sluggish worldwide economic conditions
        -       Reduction in analog  board sales
        -       Lower OEM sales activity
        -       Lower Asian sales

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-continued
            -------------------------------

Sales to domestic customers were 21% of net sales compared to 15% for the same period last year. Sales to European customers were 77% of net sales compared to 77% for the same period of last year. Sales to Asian customers were 2% compared to 8% for the same period last year.

Gross margins decreased $ 380,445 for the three months ended March 31, 2002. Gross margin percentage for the three months ended March 31, 2002 was 26.27% compared to 22.10% for the three months ended March 31, 2001. The components of the margin decrease are detailed below:

                                                                 Increase
                                                                (decrease)
                                                                ----------
Decrease due to lower sales                                   $ (1,108,728)
Increase  due to higher margins on assembled boards                494,645
Increase due to decrease in labor and other related costs          233,638
                                                                   -------
      Total  (decrease) in margins                            $   (380,445)
                                                              ============

The increase in gross margin percentage of 4.17% for the three months ended March 31, 2002 compared to the first quarter of fiscal 2001 is as follows:

                                                                    Increase
                                                                   (decrease)
                                                                   ----------
Increase in margin on assembled boards                               4.60%
Labor and other related costs as a larger percent of sales          (0.43%)
                                                                    -----
Net increase                                                         4.17%
                                                                     ====

The improved margin percentage on assembled boards was primarily derived from unit price reductions from our subcontractors and a larger sales mix of higher gross margin product. The decrease in the margin percentage attributable to labor and related costs was due to the percentage decrease in sales for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 being greater than the percentage decrease in labor and other related costs for the same time periods.

The  chart  below   illustrates   the   components   of  selling,   general  and
administrative expenses:


                                                   Three months ended March  31,
                                         Dollar Costs                                   Percentage of Sales
                               -----------------------------------------------------------------------------------
                                    2002             2001             (Decrease)    2002         2001     Increase
                                    ----             ----             ----------    ----         ----     --------
Sales and Promotional          $   1,494,242     $ 1,684,562     $   (190,320)      13.9%        11.6%      2.3%
Customer Support                      94,108          94,895             (787)       0.9%         0.7%      0.2%
General and Administrative           706,264         838,585         (132,321)       6.6%         5.8%      0.8%
                                     -------         -------         --------        ---          ---       ---
    Total                      $   2,294,614     $ 2,618,042     $   (323,428)      21.4%        18.1%      3.3%
                               =============     ===========     ============       ====         ====       ===


Item 2.    Management's Discussion and Analysis of   Financial Condition and
           Results of Operations- continued
           --------------------------------

Selling General and Administrative expenses decreased $323,428 from the prior year's second fiscal quarter. As a percentage of sales, Selling, General and Administrative expenses for the three months ended March 31, 2002 increased by 3.3% when compared to three months ended March 31, 2001.

The decrease in sales and promotional expense of $190,320 was mainly due to:

        - Lower advertising costs of $133,573 due to lower co-operative advertising and reduced special promotions
        -       Lower commission payments  of $48,489 due to lower sales
        - Decreased compensation costs of $41,307 due to personnel reductions

The decrease in General and Administrative expenses of $132,321 was primarily due to:

        - Decrease in compensation costs of $100,664 due to personnel reductions for administrative personnel coupled with corporate personnel reductions
        - Decreased amortization costs of $17,743 mainly due to the write off of goodwill during the fourth quarter of fiscal 2001
        - Lower rent costs of $13,832 and lower communication costs of $12,123 due to the consolidation of the Eskape Labs office in California into the Hauppauge California office

Research and development expenses increased $16,645 or approximately 4.8%. The increase was due to lower worldwide compensation costs offset by increased material and contract services consumed.

Other income (expense)

Net other income for the three months ended March 31, 2002 was $72,285 compared to net other expense of $ 68,829 for the prior year's second fiscal quarter as detailed below:

                                                  Three months ended March  31,
                                                          2002       2001
                                                          ----       ----
  Interest income                                      $ 12,338   $  9,715
  Interest expense                                            -     (7,870)
  Foreign currency transaction gains (losses)            10,445    (70,674)
  Non operational USD to Euro currency re-measurement    49,492          -
                                                         ------    --------
  Total other income (expense)                         $ 72,285   $ (68,829)
                                                       ========   =========

The increase in total other income was due to foreign currency transactions gains in fiscal 2002 as opposed to losses in fiscal 2001 coupled with gains during the quarter ended March 31, 2002 for the "Non operational USD to Euro currency re-measurement".

"Non operational USD to Euro currency re-measurement" results from the revaluing from U.S. dollars to Euros any U.S. dollar denominated assets and liabilities on the books of our Luxembourg based subsidiary, Hauppauge Digital Europe SARL. Since the functional currency of Hauppauge Digital Europe SARL is the Euro, any asset, liability or equity accounts which are invested in or purchased using U.S. dollars by

Item 2.    Management's Discussion and Analysis of   Financial Condition and
           Results of Operations- continued
           --------------------------------

Hauppauge Digital Europe SARL need to be revalued into Euros at the end of each reporting period. This revaluation of U.S. dollar denominated accounts into Euros results in a non transactional re-measurement gain or loss, which we have classified as " Non operational USD to Euro currency re-measurement."

Tax provision (benefit)

Our net tax provision (benefit) for the three months ended March 31, 2002 and 2001 is as follows:

                                                  Three months ended  March 31,
                                                    2002              2001
                                                    ----              ----
Tax (benefit) attributable to U.S operations    $  (248,000)      $ (190,214)
Tax  expense  European operations                    20,000           60,000
Deferred tax asset valuation allowance              248,000                -
                                                    -------         --------
Net tax provision  (benefit)                    $    20,000       $ (130,214)
                                                ===========       ==========

Effective October 1, 1999, we restructured our foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity which services our European customers. The new structure created separate domestic and foreign tax entities, with the Luxembourg entity paying a license fee to our domestic operation for use of the Hauppauge name. For the last two fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of March 31, 2002 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the current quarter's loss from domestic operations.

As a result of the above, we recorded net income of $216,954 for the quarter ended March 31 , 2002, which resulted in basic and diluted net income per share of $0.02 on weighted average basic and diluted shares of 8,893,147 and 9,020,331, respectively, compared to a net income of $299,716 for the three months ended March 31, 2001, which resulted in basic and diluted net income per share of $0.03 on weighted average basic and diluted shares of 8,887,719 and 9,240,819 respectively. Options to purchase 1,145,222 and 530,222 shares of common stock at prices ranging $1.91 to $ 10.06 and $3.94 and $10.06, respectively, were outstanding for the three month period ending March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

Liquidity and Capital Resources
-------------------------------

Our cash, working capital and stockholders' equity position is disclosed below:

                                   March 31, September 30,
                                    2002             2001
                                    ----             ----
Cash                            $ 6,784,947      $ 4,422,239
Working Capital                  10,763,640       10,258,143
Stockholders'  Equity            11,569,451       11,185,618

The Company had cash and cash equivalents as of March 31, 2002 of $6,784,947, an increase of $2,362,708 over September 30, 2001.

The increase was due to:

Net income adjusted for non cash items                              $   708,105
Decrease in inventories                                                 384,022
Proceeds from employee stock purchases                                   15,304
Decrease in accounts receivable                                       1,317,745
Increase in accounts payable and accrued expenses                       146,490
Less cash used for:
Increase in prepaid and other current assets                           (11,046)
Purchases of fixed assets                                              (46,503)
Purchase of treasury stock                                             (41,011)
Effect of exchange rate changes on cash and cash equivalents          (110,398)
                                                                      --------
   Net increase in cash                                             $ 2,362,708
                                                                    ===========

Net cash of $2,545,316 provided by operating activities was primarily due to a decrease in accounts receivable and inventory of $1,317,745 and $384,022, respectively, net income adjusted for non cash items of $708,105 and an increase in accounts payable and accrued expenses of $146,490, offset somewhat by an increase in prepaid assets of $11,046.

Cash of $46,503 and $41,022 was used to purchase fixed assets and purchase treasury stock. Proceeds from the exercise of stock options and stock purchased by employees from the employee stock purchase plan provided additional cash of $15,304. The change in accumulated other comprehensive loss decreased cash by $110,398.

On April 5, 2001, we extended our agreement with Chase Manhattan Bank, to provide us with a $6,500,000 credit facility. The facility is secured by our assets, and expired on March 31, 2002. On January 25, 2002, Chase Manhattan Bank, citing the current economic conditions in the technology sector coupled with our two years of non profitability, verbally informed us that our line of credit had been terminated. No amounts were outstanding under the credit facility on January 25, 2002. It is our intention to replace the terminated line with a new credit facility.

On November 8, 1996, we approved a stock repurchase program for the repurchase of up to 600,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of March 31, 2002, we held 488,017 treasury shares purchased for $1,412,573 at an average purchase price of approximately $2.89 per share.

Critical Accounting Policies and Estimates
------------------------------------------

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of the our financial statements:

        -       Revenue Recognition
        -       Management's estimates
        -       Hedging program for sales denominated in a foreign currency
        - Translation of assets and liabilities denominated in non functional currencies on our European financial statements

Revenue Recognition
-------------------

Our revenues are primarily derived from the sale of computer boards which enable you to view television programs on your personal computer. Sales of computer boards are commonly classified as computer hardware. Our sales are primarily to retailers, distributors and original equipment manufacturers. Sales to our customers are documented by a purchase order which describes the conditions of sale. Sales are recorded when products are shipped to our customers, as we generally have no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Revenue from freight charged to customers is recognized when products are shipped. Provisions for customer returns and other adjustments are provided for in the period the related sales are recorded based upon historical data.

Management's Estimates
----------------------

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to sales provisions, as described above, income taxes, bad debts, inventory reserves and contingencies. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Hedging  program for sales denominated in a  foreign currency
-------------------------------------------------------------

Our European subsidiary accounts for approximately 70% to 75 % of our net sales. All of our European sales are denominated in local currencies, primarily the Euro. As a result of this, we are a net receiver of currencies other than the U.S. dollar. Changes in the exchange rate subject us to market risks resulting from the fluctuation of the Euro to the U.S. dollar. In an attempt to minimize these risks, we enter into forward exchange contracts with financial institutions.

-----------------------------------------------------------------------

We do not enter into contracts for speculative purposes. We enter into monthly window contracts covering an average period of six months based on existing or anticipated future sales. Although we enter into these contracts to reduce the short term impact of currency rate changes, the following risks are still inherent in hedging the Euro sales.

        - Actual sales may fluctuate from our estimates, resulting in contracts in excess of collections
        - Short term volatility of currency markets has the potential to reduce the effectiveness of our hedging program
        - Continued long term decline of the Euro has the potential to negatively impact our revenues, gross margins and operating income
        - The magnitude of the success of our hedging program is dependent upon movements in the Euro exchange rates. These movements are difficult to predict over an extended period of time.

Translation  of assets and liabilities denominated in non functional currencies
-------------------------------------------------------------------------------
on our European financial statements
------------------------------------

The functional currency of our European subsidiary is the Euro. In preparing our consolidated financial statements, we are required to translate assets and liabilities denominated in a non functional currency, mainly U.S. dollars, to Euros on the books of our European subsidiary. This process results in exchange gains and losses depending on the changes in the Euro to U.S. exchange rate. Under the relevant accounting guidance, we are obligated to include these gains and losses on our statement of operations, which we report in other income or expense under the caption "Non operational USD to Euro re- measurement gain or
(loss)."

The extent of the gains and losses can fluctuate greatly from month to month depending on the change in the exchange rate, causing results to vary widely. Due to the past volatility of the Euro, it is difficult to forecast the long term trend of these gains and losses.

Future Contractual Obligations
------------------------------

The following table shows the Company's contractual obligations related to lease obligations as of March 31, 2002:

                                            Payments due by period

Contractual obligations             Total       1 year     1-3 years   4-5 years

Operating lease obligations      $ 2,518,067  $ 659,349  $ 1,300,001   $ 558,718
                                 -----------  ---------  -----------   ---------

We believe that our cash and cash equivalents as of March 31, 2002 and our internally generated cash flow will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

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

Effect of New Accounting Pronouncements
---------------------------------------

In April 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which was later codified along with other similar issues, into EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs. EITF 01-09 is effective for the Company in the quarter ended March 31, 2002.

The majority of vendor consideration granted by the Company relates to co-op advertising agreements with the Company's retail customers. Based on the requirements of EITF 01-09, the Company has properly included these costs as a component of selling, general and administrative expenses for all periods presented. In the opinion of management, it appears that the effect of all other vendor consideration arrangements would not have a material effect on the statement of operations based on the requirements of the pronouncement.

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

As of March 31, 2002, we had foreign currency forward contracts outstanding of approximately $ 7,449,000 against delivery of the Euro. The contracts expire through August 2002.

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

For the three and six month periods ended March 31, 2002 and 2001, the Company recorded an increase to net sales of approximately $62,300 and $66,000, respectively, and $97,000 and $788,000, respectively.

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


                             HAUPPAUGE DIGITAL, INC.
                             -----------------------
                                   Registrant

Date: May  3,  2002                              By:
      --------------                                 ---------------------------
                                                     KENNETH  PLOTKIN
                                                     President and
                                                     Chief Executive Officer




Date: May 3,  2002                               By:
     -------------                                   ---------------------------
                                                     GERALD TUCCIARONE
                                                     Treasurer and Chief
                                                     Financial Officer