Form 10-Q
period 2002-06-30
HAUPPAUGE DIGITAL INC
filed 2002-08-14
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:        June 30,  2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

                       Commission file number          1-13550
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

                       Yes         X             No
                              ----------            -----------

As of July 22, 2002, 8,888,047 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I. FINANCIAL INFORMATION


Item 1.Financial Statements                                                                      Page No.
                                                                                                 --------

Condensed Consolidated Balance Sheets-                                                               3
   June 30,  2002 (unaudited) and September 30, 2001

Condensed Consolidated Statements of Income-
  Nine  Months ended June 30, 2002 (unaudited) and 2001 (unaudited)                                  4

Condensed Consolidated Statements of Income-
  Three  Months ended June 30, 2002 (unaudited) and 2001 (unaudited)                                 5

Condensed Consolidated Statements of  Comprehensive Income -
  Three and nine months  ended June 30, 2002 (unaudited) and 2001 (unaudited)                        6

Condensed Consolidated Statements of Cash Flow-
  Nine Months ended June 30 , 2002 (unaudited) and 2001 (unaudited)                                  7

Notes to Condensed Consolidated Financial Statements                                              8-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    11-22

Item 3. Quantitative and Qualitative Disclosures about Market Risks                                 22



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          23

Item 5.  Other Information                                                                          23

Item 6.  Exhibits and Reports on form 8-K                                                           23


SIGNATURES
                                                                                                    24

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                             June 30,
                                                                                                2002          September 30,
                                                                                          (Unaudited)               2001
                                                                              -------------------------------------------
                                    ASSETS

Current Assets:
     Cash and cash  equivalents                                                         $  5,472,658        $  4,422,239
     Accounts receivable, net of various allowances of
       $2,887,000 and $2,867,000                                                           4,363,797           4,243,594
     Income taxes receivable                                                                 501,000             501,000
     Inventories                                                                           6,746,802           8,171,567
     Prepaid expenses and other current assets                                               680,416             518,265
                                                                                             -------             -------
          Total current assets                                                            17,764,673          17,856,665

     Property, plant and equipment, net                                                      657,355             825,847
     Other intangible assets-net                                                                   -              16,400
     Security deposits and other non current assets                                           83,822              85,228
                                                                                              ------              ------
                                                                                        $ 18,505,850        $  18,784,140
                                                                                        ============        =============

 Liabilities and  Stockholders'  Equity :

Current Liabilities:
    Accounts payable                                                                    $  4,755,001        $   5,732,971
    Accrued expenses                                                                       1,453,959            1,585,023
    Income taxes payable                                                                     302,704              280,528
                                                                                             -------              -------
       Total current liabilities                                                           6,511,664            7,598,522

Stockholders' Equity
    Common stock $.01 par value; 25,000,000 shares authorized, 9,386,525
          and 9,364,359  issued, respectively                                                 93,865               93,644
     Additional paid-in capital                                                           12,215,291           12,164,243
     Retained earnings                                                                     1,093,559              566,497
     Accumulated other comprehensive income ( loss)                                           34,300             (267,204)
     Treasury Stock, at cost, 504,117 and 465,086 shares, respectively                    (1,442,829)          (1,371,562)
                                                                                          ----------           ----------
       Total stockholders' equity                                                         11,994,186           11,185,618
                                                                                          ----------           ----------
                                                                                        $ 18,505,850        $  18,784,140
                                                                                        ============        =============

           See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                                            Nine months ended June 30,
                                                                                            2002                 2001
                                                                                           -----                 ----
Net Sales                                                                               $ 32,924,368        $  41,773,593
Cost  of Sales                                                                            24,512,946           32,866,647
                                                                                          ----------           ----------
  Gross Profit                                                                             8,411,422            8,906,946

Selling, General and  Administrative Expenses                                              6,650,857            7,849,728
Research & Development Expenses                                                            1,128,266            1,094,832
Litigation settlement                                                                              -              212,500
                                                                                           ---------              -------
  Income (loss)  from operations                                                             632,299             (250,114)
Other  Income (expense):
  Interest income                                                                             28,085               26,811
  Interest expense                                                                                 -              (26,546)
  Foreign currency                                                                             2,318             (112,824)
  Non operational USD to Euro currency re-measurement                                        (82,143)             109,895
  Insurance proceeds                                                                               -            1,000,000
                                                                                           ---------            ---------
Other  income (expense)                                                                      (51,740)             997,336
                                                                                             -------              -------
  Income  before taxes on income                                                             580,559              747,222
Taxes provision (benefit)                                                                     53,497             (508,300)
                                                                                              ------             --------
  Income  before cumulative effect of a change in accounting principle                       527,062            1,255,522
  Cumulative effect of a change in accounting principle, net of taxes                              -              204,000
                                                                                             -------              -------
      Net income                                                                        $    527,062        $   1,459,522
                                                                                        ============        =============
Net income per  share-basic:
  Income  before cumulative effect of a change in accounting principle                  $       0.06        $        0.14
  Cumulative effect of a change in accounting principle                                 $       0.00        $        0.02
                                                                                        ------------        -------------
Net income  per share-basic                                                             $       0.06        $        0.16
                                                                                        ------------        -------------
Net income per share-diluted
   Income  before cumulative effect of a change in accounting principle                 $       0.06        $        0.14
   Cumulative effect of a change in accounting principle                                $       0.00        $        0.02
                                                                                        ------------        -------------
Net income  per share-basic                                                             $       0.06        $        0.16
                                                                                        ============        =============

           See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                                       Three months ended  June  30,
                                                                                    --------------------------------------
                                                                                             2002                  2001
                                                                                    --------------------------------------

Net Sales                                                                               $ 10,113,135        $   9,382,610
Cost  of Sales                                                                             7,444,435            7,649,976
                                                                                           ---------            ---------
    Gross Profit                                                                           2,668,700            1,732,634

Selling, General and  Administrative Expenses                                              2,189,484            2,385,838
Research & Development Expenses                                                              404,829              353,804
Litigation settlement                                                                              -              212,500
                                                                                           ---------              -------
    Income (loss)  from operations                                                            74,387           (1,219,508)

Other  Income (expense):
  Interest   income                                                                            6,457                8,265
  Interest expense                                                                                 -               (6,826)
  Foreign currency                                                                           (15,718)               7,200
  Non operational USD to Euro currency re-measurement                                        (28,003)             109,895
  Insurance proceeds                                                                               -            1,000,000
                                                                                             -------            ---------
Other  income (expense)                                                                     (37,264)            1,118,534
                                                                                            -------             ---------
      Income  before taxes on income                                                          37,123             (100,974)
Taxes provision (benefit)                                                                     10,997             (296,000)
                                                                                              ------              --------
      Net income                                                                        $     26,126        $     195,026
                                                                                        ============        =============
Net income per shares:
    Basic                                                                               $       0.00        $        0.02
    Diluted                                                                             $       0.00        $        0.02
                                                                                        ============        =============

          See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME





                                                       Three months  ended  June 30,             Nine months ended June 30,
                                                       ----------------------------              --------------------------
                                                          2002           2001                     2002           2001
                                                          ----           ----                     ----           ----

Other comprehensive income:
---------------------------

Net income                                             $ 26,126      $  195,026                $ 527,062       $ 1,459,522
Foreign currency translation gain  (loss)               411,902        (297,392)                 301,504          (260,207)
                                                     --------------------------------------------------------------------------
Other  comprehensive income                            $438,028      $ (102,366)               $ 828,566       $ 1,199,315
                                                     ==========================================================================


          See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                           Nine months ended June 30,
                                                                        -------------------------------
  Net income                                                             $  527,062          $ 1,459,522
                                                                         ----------          -----------
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
    Depreciation and amortization                                           248,067              303,865
    Provision for uncollectible accounts receivable                          20,000               10,000
    Deferred tax benefits                                                         -             (180,136)
    Other non cash items                                                     29,507               28,503
  Changes in current assets and liabilities:
     Accounts receivable                                                   (140,203)           3,462,401
     Inventories                                                          1,424,765             (311,613)
     Income taxes receivable                                                      -               67,974
     Insurance proceeds                                                           -           (1,000,000)
    Prepaid expenses and other current assets                              (162,151)            (403,747)
    Accounts payable and other current liabilities                       (1,086,858)          (1,828,385)
                                                                          ----------           ----------
        Total adjustments                                                   333,127              148,862
                                                                            -------              -------
   Net cash  provided by  operating activities                              860,189            1,608,384
                                                                            -------            ---------
Cash Flows From Investing Activities:
    Purchases of property, plant and equipment                              (62,775)            (151,259)
                                                                            -------              --------
       Net cash used in investing activities                                (62,775)            (151,259)
                                                                            -------              --------
Cash Flows From Financing Activities:
    Loan repayments-net of borrowings                                             -             (340,000)
    Proceeds from employee stock purchases                                   22,768               62,655
    Purchase of treasury stock                                              (71,267)                   -
                                                                            -------             --------
        Net cash used in  financing activities                              (48,499)            (277,345)
                                                                            -------              --------
        Net increase in cash and cash equivalents                           748,915            1,179,780
Effect of exchange rate changes on cash and cash equivalents                301,504             (260,207)
Cash and cash equivalents, beginning of period                            4,422,239            2,744,855
                                                                          ---------            ---------
Cash and cash equivalents, end of period                                 $5,472,658          $ 3,664,428
                                                                         ==========          ===========
Supplemental disclosures:
   Interest paid                                                         $        -          $    24,546
   Income taxes paid                                                     $   25,386          $     4,506
                                                                         ==========          ===========


 See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of  Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and nine month period ended June 30, 2002 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2001 Form 10-K.

The operating results for the three and nine month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the September 30, 2002 year end.

Note 2.    Derivative Financial   Instruments

The Company uses derivatives to reduce its exposure to fluctuations in foreign currencies. Derivative products, such as foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying forecasted Euro sales transactions with customers. The Company's accounting policies for these instruments are based on its designation of such instruments as hedging transactions. The Company does not use derivative instruments for purposes other than hedging. The Company records all derivatives on the balance sheet at fair value. As of June 30, 2002, a liability of $453,162, reflecting the fair value of the Company's outstanding foreign currency forward contracts, was recorded on the balance sheet. The Company recognizes gains and losses on derivative contracts as an adjustment to net sales. For the three and nine month periods ended June 30, 2002, the Company recorded a decrease to net sales of $ 750,000 and $653,000. For the three and nine month periods ended June 30, 2001, the Company recorded an increase to net sales of $ 226,000 and $1,014,000, respectively.

As of June 30, 2002 , none of the Company's derivatives qualify for hedge accounting.

The effect of implementing SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which was adopted on October 1, 2000, is presented in this form 10-Q as a cumulative effect of a change in accounting principle for the nine months ended June 30, 2001.

Note 3.  Inventories

Inventories have been valued at the lower of average cost or market. The components of inventory consist of:

                               June 30,                 September 30,
                                 2002                       2001
                                 ----                       ----
     Component Parts         $ 2,390,370                $2,421,420
     Work in Progress             11,750                    92,070
     Finished Goods            4,344,682                 5,658,077
                               ---------                 ---------
                             $ 6,746,802                $8,171,567
                             ===========                ==========

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


                                                                           Three Months Ended              Nine Months Ended
                                                                               June  30                       June 30 ,
                                                                         2002             2001         2002            2001
                                                                         ----             ----         ----            ----
 Weighted average shares outstanding-basic                              8,886,755      8,920,504     8,888,926       8,903,812
 Number of shares issued on the assumed exercise of stock options         155,816        243,992       168,476         367,683
                                                                          -------        -------       -------         -------
 Weighted average shares outstanding-diluted                            9,042,571      9,164,496     9,057,402       9,271,495
                                                                        =========      =========     =========       =========

Options to purchase 1,025,822 and 590,222 shares of common stock at prices ranging $2.07 to $ 10.06 and $3.94 and $10.06, respectively, were outstanding for the three month period ending June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 1,025,822 and 530,222 shares of common stock at prices ranging $2.07 to $ 10.06 and $3.94 and $10.06, respectively, were outstanding for the nine month period ending June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 5.  Accumulated other comprehensive income ( loss)

The Euro is the functional currency of the Company's European subsidiary, Hauppauge Digital Europe SARL. Assets and liabilities of this subsidiary are translated to U.S. dollars at the exchange rate in effect at end of each reporting period, while equity accounts are translated to U.S. dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses, which are shown as a component of stockholders' equity under the caption "accumulated other comprehensive income (loss)".

As of June 30, 2002, "Accumulated other comprehensive income (loss)" under stockholders' equity was a translation gain of $34,300, compared to a translation loss of $267,204 at September 30, 2001. The translation gain of $34,300 was primarily due to the strengthening of the Euro to the US dollar during the quarter ended June 30, 2002.

The Company's Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note  6.  Recent Accounting Pronouncements

In April 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which was later codified along with other similar issues, into EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs. EITF 01-09 became effective for the Company in the quarter ended March 31, 2002.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

Nine Month Period ended June 30, 2002 compared to  June 30, 2001
-------------------------------------------------  -------------

Results for the nine month period ended June 30, 2002 are detailed in the table below:



                                                          Nine Months   Nine Months
                                                             Ended         Ended        Variance      Percentage of sales
                                                            6/30/02       6/30/01          $         2002    2001   Variance
                                                            -------       -------          -         ----    ----   --------
Sales                                                     $ 32,924,368   $41,773,593  $(8,849,225)   100.0%  100.0%     0%
Cost of sales                                               24,512,946    32,866,647   (8,353,701)    74.5%   78.7%  (4.2%)
                                                            ----------    ----------   ----------     ----    ----   ----
Gross Profit                                                 8,411,422     8,906,946     (495,524)    25.5%   21.3%   4.2%
Gross Profit %                                                   25.5%         21.3%         4.2%

Selling, General and Administrative expenses:
Sales & Marketing                                            4,204,455     4,996,234     (791,779)    12.8%   12.0%   0.8%
Technical Support                                              287,999       292,476       (4,477)     0.9%    0.7%   0.2%
General  & Administrative                                    2,158,403     2,561,018     (402,615)     6.5%    6.1%   0.4%
                                                             ---------     ---------     --------      ---     ---    ---
     Selling, General and Administrative expenses            6,650,857     7,849,728    (1,198,871)   20.2%   18.8%   1.4%
Research & Development expenses                              1,128,266     1,094,832        33,434     3.4%    2.6%   0.8%
Litigation settlement                                                -       212,500      (212,500)      0%    0.5%  (0.5%)
                                                             ---------       -------      --------       -     ---   ----
      Total expenses                                         7,779,123     9,157,060    (1,377,937)   23.6%   21.9%   1.7%
                                                             ---------     ---------    ----------    ----    ----    ---
Income (loss) from operations                                  632,299     (250,114)       882,413     1.9%   (0.6%)  2.5%

Other income (expense)
Interest income                                                 28,085       26,811          1,274     0.1%    0.1%   0.0%
Interest expense                                                     -      (26,546)        26,546     0.0%   (0.1%)  0.1%
Foreign currency                                                 2,318     (112,824)       115,142     0.0%   (0.3%)  0.3%
Non operational USD to Euro re-measurement gain (loss)         (82,143)     109,895       (192,038)   (0.3%)   0.3%  (0.6%)
Insurance proceeds                                                   -    1,000,000     (1,000,000)    0.0%    2.4%  (2.4%)
                                                              --------    ---------     ----------     ---     ---    ----
   Other income (expense)                                      (51,740)     997,336     (1,049,076)   (0.2%)   2.4%  (2.6%)
                                                               -------      -------     ----------    ----     ---   ----
Income before taxes on income                                  580,559      747,222       (166,663)    1.7%    1.8%  (0.1%)
Tax provision (benefit)                                         53,497     (508,300)       561,797     0.1%   (1.2%) (1.3%)
                                                                ------     --------        -------     ---    ----   ----
Income before  cumulative effect of  change in
   accounting principle                                        527,062     1,255,522   (728,460)       1.6%    3.0%  (1.4%)
Cumulative effect of a change in  accounting principle,
   net of taxes                                                      -       204,000   (204,000)       0.0%    0.5%  (0.5%)
                                                               -------       -------   --------        ---     ---   ----
Net income                                                 $   527,062   $ 1,459,522  $(932,460)       1.6%    3.5%  (1.9%)
                                                           ===========   ===========  =========        ===     ===   ====


Sales decreased $ 8,849,225 for the nine months ended June 30, 2002 compared to the same period of the prior fiscal year as detailed in the table below:

                                                                                            Percentage of sales by
                                Nine months ended June 30,       Dollar       Percent        by geographic region
                                2002                  2001     (Decrease)   (Decrease)       2002          2001
                                ----------------------------------------------------------------------------------
Domestic                     $  7,814,106       $  9,436,542   $ (1,622,436)    (17%)        24%           23%
Europe                         24,344,373         29,189,274     (4,844,901)    (17%)        74%           70%
Asia                              765,889          3,147,777     (2,381,888)    (76%)         2%            7%
                                  -------          ---------     ----------     ---         ---           ---
 Total                       $ 32,924,368       $ 41,773,593   $ (8,849,225)    (21%)       100%          100%
                             ============       ============   ============     ===         ===           ===

Item 2.     Management's Discussion and Analysis of   Financial Condition and
            -----------------------------------------------------------------
            Results of Operations- continued
            --------------------------------

The primary forces causing the sales decrease were:

        o        Sluggish worldwide economic conditions
        o        Reduction in analog  board sales
        o        Lower OEM sales activity
        o        Lower Asian sales

Sales to domestic customers were 24% of net sales for the nine month periods ending June 30, 2002 compared to 23% for the nine months ended June 30, 2001. Sales to European customers were 74% of net sales compared to 70% for the same period of last year. Sales to Asian customers were 2% compared to 7% for the same period last year.

Gross margins decreased $ 495,524 for the nine months ended June 30, 2002. Gross margin percentage for the nine months ended June 30, 2002 was 25.5% compared to 21.3% for the nine months ended June 30, 2001. The components of the margin decrease are detailed below:

                                                                     Increase
                                                                    (decrease)
                                                                    ----------
Decrease due to lower sales                                     $ (2,565,914)
Increase  due to higher margins on assembled boards                1,432,142
Increase due to decrease in labor and other related costs            638,248
                                                                     -------
      Total  decrease in margins                                $   (495,524)
                                                                ============

The increase in gross margin percentage of 4.23% for the nine months ended June 30, 2002 compared to the same period of fiscal 2001 is as follows:


                                                                     Increase
                                                                    (decrease)
Increase in margin on assembled boards                               4.35%
Labor and other related costs as a larger percent of sales          (0.12%)
                                                                    ------
Net increase                                                         4.23%
                                                                     =====

The improved margin percentage on assembled boards was primarily derived from unit price reductions from our suppliers and subcontractors coupled with a larger sales mix of higher gross margin product. The decrease in the margin percentage attributable to labor and related costs was due to the percentage decrease in sales of 20.2% for the nine month period of fiscal 2002 being greater than the percentage decrease in labor and other related costs of 19.9%.

The  chart  below   illustrates   the   components   of  selling,   general  and
administrative expenses:

                                                         Nine months ended June 30,
                                             Dollar Costs                         Percentage of Sales
                                       --------------------------------------------------------------------------- -----------------
                                                                        Increase                            Increase
                                        2002              2001         (Decrease)       2002      2001     (Decrease)
                                        ----              ----          ----------      ----      ----     ----------
Sales and Promotional              $ 4,204,455        $4,996,234     $  (791,779)       12.8%     12.0%       0.8%
Customer Support                       287,999           292,476          (4,477)        0.9%      0.7%       0.2%
General and Administrative           2,158,403         2,561,018        (402,615)        6.5%      6.1%       0.4%
                                     ---------         ---------        --------         ---       ---        ---
    Total                          $ 6,650,857        $7,849,728     $(1,198,871)       20.2%     18.8%       1.4%

                                       12

Item 2.    Management's Discussion and Analysis of   Financial Condition and
           -----------------------------------------------------------------
           Results of Operations- continued
           --------------------------------

Selling General and Administrative expenses decreased $1,198,871 from the prior year. As a percentage of sales, Selling, General and Administrative expenses for the nine months ended June 30, 2002 increased by 1.4% when compared to the nine months ended June 30, 2001.

The decrease in sales and promotional expense of $791,779 was mainly due to :

        o Lower advertising costs of $558,524 due to lower co-operative advertising and reduced special promotions
        o     Lower commission payments  of $ 98,907 due to lower sales
        o Decreased compensation costs of $ 82,042 due to personnel reductions

The decrease in General and Administrative expenses of $ 402,615 was primarily due to:

        o Decrease in compensation costs of $ 221,757 due to personnel reductions for administrative personnel
        o     Decreased amortization costs of $55,798 mainly due to the write off of goodwill during the fourth quarter of fiscal 2001
        o     Lower rent costs of $ 39,946 and lower communication costs of
              $28,511 due to the consolidation of the Eskape Labs office in California into the Hauppauge California office

Research and development increased $33,434 or approximately 3.4%. The increase was mainly due to higher compensation and increased material and contract services cost.

Litigation settlement

During the third fiscal quarter ended June 30, 2001, the Company paid $212,500 to settle a claim pursuant to a copyright infringement dispute.

Other income (expense)

Net other expense for the nine months ended June 30, 2002 was $51,740 compared to net other income of $997,336 for the prior year's nine months ended June 30, 2001 as detailed below:


                                                      Nine months ended June 30,
                                                        2002              2001
                                                        ----              ----
Interest income                                      $ 28,085        $   26,811
Interest expense                                            -           (26,546)
Foreign currency transaction gains (losses)             2,318          (112,824)
Non operational USD to Euro currency re-measurement   (82,143)          109,895
Life insurance proceeds                                     -         1,000,000
                                                     --------         ---------
Total other income  (expense)                        $(51,740)       $  997,336

The decrease in total other income (expense) was due to the receipt of insurance proceeds during fiscal 2001 pursuant to a key man life insurance on the Company's deceased former President and losses in fiscal 2002 resulting from the "Non operational USD to Euro currency re-measurements" offset by foreign currency transaction gains for fiscal 2002.

Item 2.    Management's Discussion and Analysis of   Financial Condition and
           -----------------------------------------------------------------
           Results of Operations- continued
           --------------------------------

"Non operational USD to Euro currency re-measurement" results from the revaluing from U.S. dollars to Euros any U.S. dollar denominated assets and liabilities on the books of our Luxembourg based subsidiary, Hauppauge Digital Europe SARL. Since the functional currency of Hauppauge Digital Europe SARL is the Euro, any asset, liability or equity accounts which are invested in or purchased using U.S. dollars by Hauppauge Digital Europe SARL need to be revalued into Euros at the end of each reporting period. This revaluation of U.S. dollar denominated accounts into Euros results in a non transactional re-measurement gain or loss, which we have classified as " Non operational USD to Euro currency re-measurement."

Tax provision (benefit)

Our net tax provision (benefit) for the nine months ended June 30, 2002 and 2001 is as follows:

                                                   Nine months ended June 30,
                                                     2002              2001
                                                    ------            ------
Tax (benefit) attributable to U.S operations     $ (640,000)         $(665,000)
Tax expense Asian operations                              -             44,200
Tax  expense  European operations                    53,497            112,500
Deferred tax asset valuation allowance              640,000               -
                                                    -------          ---------
Net tax provision  (benefit)                     $   53,497          $(508,300)
                                                 ==========          =========

Effective October 1, 1999, we restructured our foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity which services our European customers. The new structure created separate domestic and foreign tax entities, with the Luxembourg entity paying a license fee to our domestic operation for use of the Hauppauge name. For the last two fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of June 30, 2002 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the current quarter's loss from domestic operations.

The adoption of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", on October 1, 2000 resulted in a $204,000 gain, net of taxes of $115,000, due to the cumulative effect of a change in accounting principle.

As a result of the above, we recorded net income of $527,062 for the nine months ended June 30 , 2002, which resulted in basic and diluted net income per share of $0.06 on weighted average basic and diluted shares of 8,888,926 and 9,057,402, respectively, compared to a net income of $1,459,522 for the nine months ended June 30, 2001, which resulted in basic and diluted net income per share of $0.16 on weighted average basic and diluted shares of 8,903,812 and 9,271,495 respectively. Options to purchase 1,025,822 and 530,222 shares of common stock at prices ranging $2.07 to $ 10.06 and $3.94 and $10.06, respectively, were outstanding for the nine month period ending June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive

Item 2.    Management's Discussion and Analysis of   Financial Condition and
           -----------------------------------------------------------------
           Results of Operations- continued
           --------------------------------

Three Month Period ended June 30, 2002 compared to June 30, 2001
----------------------------------------------------------------

Results for the three month period ended June 30, 2002 are detailed in the table below:


                                               Three Months   Three Months
                                                  Ended          Ended      Variance         Percentage of sales
                                                6/30/02        6/30/01         $          2002     2001     Variance
                                                -------        -------         -          ----     ----     --------
Sales                                         $10,113,135    $9,382,610    $730,525       100.0%  100.0%         -
Cost of sales                                   7,444,435     7,649,976    (205,541)       73.6%   81.5%      (7.9%)
                                                ---------     ---------    --------        ----    ----       ----
Gross Profit                                    2,668,700     1,732,634     936,066        26.4%   18.5%       7.9%
Gross Profit %                                      26.4%         18.5%        7.9%

Selling, General and Administrative expenses:
Sales & Marketing                               1,332,194     1,414,878     (82,684)       13.2%   15.1%      (1.9%)
Technical Support                                  96,656        98,149      (1,493)        1.0%    1.0%         0%
General  & Administrative expenses                760,634       872,811    (112,177)        7.5%    9.3%      (1.8%)
                                                  -------       -------    --------         ---     ----       ---
 Selling, General and Administrative expenses   2,189,484     2,385,838    (196,354)       21.7%    25.4%     (3.7%)
Research  & Development expenses                  404,829       353,804      51,025         4.0%     3.8%      0.2%
Litigation settlement                                   -       212,500    (212,500)          -      2.3%     (2.3%)
                                                ---------       -------    --------        ----      ---      ----
Total Selling, General and Administrative
  expenses                                      2,594,313     2,952,142    (357,829)       25.7%    31.5%     (5.8%)
                                                ---------     ---------    --------        ----     ----      ----
Income from operations                             74,387    (1,219,508)  1,293,895         0.7%   (13.0%)    13.7%
Other income (expense)
Interest income                                     6,457         8,265      (1,808)        0.1%     0.1%      0.0%
Interest expense                                        -        (6,826)      6,826         0.0%    (0.1%)    (0.1%)
Foreign currency                                  (15,718)        7,200     (22,918)       (0.1%)    0.1%      0.0%
Non operational USD to Euro re-measurement gain
  (loss)                                          (28,003)      109,895    (137,898)       (0.3%)    1.1%     (1.4%)
Insurance settlement                                    -     1,000,000  (1,000,000)          -     10.7%    (10.7%)
                                                 --------     ---------  ----------        ----     ----     -----
    Other income (expense)                        (37,264)    1,118,534  (1,155,798)       (0.3%)   11.9%    (12.2%)
                                                  -------     ---------  ----------        ----     ----     -----
Income before taxes on income                      37,123      (100,974)    138,097         0.4%    (1.1%)    1.5%
Tax provision (benefit)                            10,997      (296,000)    306,997         0.1%    (3.2%)    3.3%
                                                   ------      --------     -------         ---     ----      ---
Net income                                      $  26,126   $   195,026  $ (168,900)        0.3%     2.1%    (1.8%)
                                                =========   ===========  ==========         ====    ====      ===

Sales increased $ 730,525 for the three months ended June 30, 2002 compared to the same quarter of the prior fiscal year as detailed geographically in the table below:


                                                                              Percent         Percentage of sales
                               Three months ended June 30,      Increase      Increase        by geographic region
                                  2002             2001        (Decrease)     (Decrease)     2002              2001
                              --------------------------------------------------------------------------------------
Domestic                     $ 3,006,789       $ 2,843,066   $   163,723       6 %            30%               30%
Europe                         6,862,348         5,878,339       984,009      17 %            68%               63%
Asia                             243,998           661,205      (417,207)    (63)%             2%                7%
                                 -------           -------      --------     ---               -                 -
   Total                     $10,113,135       $ 9,382,610   $   730,525       8 %           100%              100%


The primary forces causing the sales increase were:

        o        Strong digital satellite product sales in Europe
        o        Increased sales of personal video recorder products

Item 2.     Management's Discussion and Analysis of  Financial Condition and
            ----------------------------------------------------------------
            Results of Operations-continued
            -------------------------------

Sales to domestic customers were 30% of net sales for the three months ended June 30, 2002 and 2001. Sales to European customers were 68% of net sales compared to 63% for the same period of last year. Sales to Asian customers were 2% compared to 7% for the same period last year.

Gross margins increased $ 936,066 for the three months ended June 30, 2002. Gross margin percentage for the three months ended June 30, 2002 was 26.4% compared to 18.5% for the three months ended June 30, 2001. The components of the margin increase are detailed below:

                                                                  Increase
                                                                 (decrease)
                                                                 ----------
Increase due to higher sales                                     $ 211,984
Increase  due to higher margins on assembled boards                590,630
Increase due to decrease in labor and other related costs          133,452
                                                                   -------
      Total  (decrease) in margins                               $936,066
                                                                 ========

The increase in gross margin percentage of 7.92% for the three months ended June 30, 2002 compared to the third quarter of fiscal 2001 is as follows:


                                                                  Increase
                                                                 (decrease)
                                                                 ----------
Increase in margin on assembled boards                            5.84%
Labor and other related costs as a lower percent of sales         2.08%
                                                                  -----
Net increase                                                      7.92%
                                                                  =====

The improved margin percentage on assembled boards was primarily derived from unit price reductions from our suppliers and subcontractors and a larger sales mix of higher gross margin product. The increase in the margin percentage attributable to labor and related costs was due to the combination of sales increasing by 7.8% and while labor related and other costs decreased by 13.5%.

The  chart  below   illustrates   the   components   of  selling,   general  and
administrative expenses:


                                                             Three months ended June 30,
                                                Dollar Costs                               Percentage of Sales
                                                                             Increase                          Increase
                                         2002             2001               (Decrease)      2002       2001   (Decrease)
                                         ----             ----               ----------      ----       ----   ----------
Sales and Promotional                $ 1,332,194      $ 1,414,878         $  (82,684)        13.2%      15.1%    (1.9%)
Customer Support                          96,656           98,149             (1,493)         1.0%       1.0        0%
General and Administrative               760,634          872,811           (112,177)         7.5%       9.3%    (1.8%)
                                         -------          -------           --------          ---        ---     ----
     Total                           $ 2,189,484      $ 2,385,838         $ (196,354)        21.7%     25.4%     (3.7%)

Selling General and Administrative expenses decreased $196,354 from the prior year's third fiscal quarter. As a percentage of sales, Selling, General and Administrative expenses for the three months ended June 30, 2002 decreased by 3.7% when compared to three months ended June 30, 2001

Item 2.    Management's Discussion and Analysis of   Financial Condition and
           -----------------------------------------------------------------
           Results of Operations - continued
           --------------------------------

The decrease in sales and promotional expense of $82,684 was mainly due to :

        o   Lower advertising costs of $41,520 due to reduced special promotions
        o   Lower trade show costs $28,576 due to size and frequency
        o   Decreased compensation costs of $14,784 due to personnel reductions

The decrease in General and Administrative expenses of $ 112,177 was primarily due to:

        o Lower legal costs of $40,446 due to prior year legal fees related to the litigation settlement
        o Decrease in compensation costs of $ 24,904 due to personnel reductions
        o Decreased amortization costs of $24,907 mainly due to the write off of goodwill during the fourth quarter of fiscal 2001
        o Lower rent costs of $ 12,584 and lower communication costs of $8,690 due to the consolidation of the Eskape Labs office in California into the Hauppauge California office

Research and development expenses increased $51,025 or approximately 14.4%. The increase was due to increased compensation costs and increased material and contract services consumed.

Litigation settlement

During the third fiscal quarter ended June 30, 2001, the Company paid $212,500 to settle a claim pursuant to a copyright infringement dispute.

Other income (expense)

Net other expense for the three months ended June 30, 2002 was $37,264 compared to net other income of $ 1,118,534 for the prior year's third fiscal quarter as detailed below:


                                                     Three months ended June 30,
                                                        2002              2001
                                                        ----              ----
Interest income                                       $  6,457      $    8,265
Interest expense                                             -          (6,826)
Foreign currency transaction gains (losses)            (15,718)          7,200
Non operational USD to Euro currency re-measurement    (28,003)        109,895
Insurance proceeds                                           -       1,000,000
                                                      --------       ---------
Total other income (expense)                          $(37,264)     $1,118,534
                                                      ========      ==========

The decrease in total other income (expense) was due to the receipt of insurance proceeds during fiscal 2001 pursuant to a key man life insurance on the Company's deceased former President, losses in fiscal 2002 resulting from the "Non operational USD to Euro currency re-measurements" in addition to foreign currency transaction losses incurred during the third quarter of fiscal 2002.

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

Item 2.    Management's Discussion and Analysis of   Financial Condition and
           -----------------------------------------------------------------
           Results of Operations- continued
           --------------------------------

Hauppauge Digital Europe SARL need to be revalued into Euros at the end of each reporting period. This revaluation of U.S. dollar denominated accounts into Euros results in a non transactional re-measurement gain or loss, which we have classified as " Non operational USD to Euro currency re-measurement."

Tax provision (benefit)

Our net tax provision (benefit) for the three months ended June 30, 2002 and 2001 is as follows:

                                                   Three months ended  June 30,
                                                     2002              2001
                                                     ----              ----
Tax (benefit) attributable to U.S operations     $ (163,000)        $(296,000)
Tax  expense  European operations                    10,997                 -
Deferred tax asset valuation allowance              163,000                 -
                                                 ----------         ---------
Net tax provision  (benefit)                     $   10,997         $(296,000)
                                                 ==========         ==========

Effective October 1, 1999, we restructured our foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity which services our European customers. The new structure created separate domestic and foreign tax entities, with the Luxembourg entity paying a license fee to our domestic operation for use of the Hauppauge name. For the last two fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of June 30, 2002 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the current quarter's loss from domestic operations.

As a result of the above, we recorded net income of $26,126 for the quarter ended June 30 , 2002, which resulted in break even basic and diluted net income per share on weighted average basic and diluted shares of 8,886,755 and 9,042,571, respectively, compared to a net income of $195,026 for the three months ended June 30, 2001, which resulted in basic and diluted net income per share of $0.02 on weighted average basic and diluted shares of 8,890,504 and 9,164,496 respectively. Options to purchase 1,025,822 and 590,222 shares of common stock at prices ranging $2.07 to $ 10.06 and $3.94 and $10.06, respectively, were outstanding for the three month period ending June 30, 2002 and 2001, respectively but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

Liquidity and Capital Resources
-------------------------------

Our cash, working capital and stockholders' equity position is disclosed below:

                                      June 30,          September 30,
                                        2002                2001
                                      -------               ----
Cash                              $   5,472,658         $  4,422,239
Working Capital                      11,253,009           10,258,143
Stockholders'  Equity                11,994,186           11,185,618

The Company had cash and cash equivalents as of June 30, 2002 of $5,472,658, an increase of $1,050,419 over September 30, 2001.

The increase was due to :

Net income adjusted for non cash items                              $   824,636
Decrease in inventories                                               1,424,765
Effect of exchange rate changes on cash and cash equivalents            301,504
Proceeds from employee stock purchases                                   22,768
Less cash used for:
Increase in accounts receivable                                        (140,203)
Decrease in accounts payable and accrued expenses                    (1,086,858)
Increase in prepaid and other current assets                           (162,151)
Purchases of fixed assets                                               (62,775)
Purchase of treasury stock                                              (71,267)
                                                                        --------
   Net increase in cash                                             $ 1,050,419
                                                                     ===========

Net cash of $860,189 provided by operating activities was primarily due to a decrease in inventory of $1,424,765 and net income adjusted for non cash items of $824,636, offset somewhat by cash used to fund increases in accounts receivable of $140,203, prepaid expenses and other current assets of $162,151 and a decrease in accounts payable and accrued expenses of $1,086,858.

Cash of $62,775 and $71,267 was used to purchase fixed assets and purchase treasury stock. Proceeds from the stock purchased by employees through the employee stock purchase plan provided additional cash of $22,768. The effect of exchange rate changes on cash and cash equivalents increased cash by $301,504.

On April 5, 2001 we extended our agreement with Chase Manhattan Bank, to provide us with a $6,500,000 credit facility. The facility is secured by our assets, and expired on March 31, 2002. On January 25, 2002, Chase Manhattan Bank, citing the current economic conditions in the technology sector coupled with our two years of non profitability, informed us that our line of credit had been terminated. No amounts were outstanding under the credit facility on January 25, 2002. It is the intention of the Company to procure a new credit facility on terms acceptable to the Company .

On November 8, 1996, we approved a stock repurchase program for the repurchase of up to 600,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of June 30, 2002, we held 504,117 treasury shares purchased for $1,442,829 at an average purchase price of approximately $2.86 per share.

We believe that our cash and cash equivalents as of June 30, 2002 and our internally generated cash flow will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

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

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of the our financial statements:

o        Revenue Recognition
o        Management's estimates
o        Hedging program for sales denominated in a foreign currency
o Translation of assets and liabilities denominated in non functional currencies on our European financial statements

Revenue Recognition
-------------------

Our revenues are primarily derived from the sale of computer boards which enable you to view television programs on your personal computer. Sales of computer boards are commonly classified as computer hardware. Our sales are primarily to retailers, distributors and original equipment manufacturers. Sales to our customers are documented by a purchase order which describes the conditions of sale. Sales are recorded when products are shipped to our customers. The product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Revenue from freight charged to customers is recognized when products are shipped. Provisions for customer returns and other adjustments are provided for in the period the related sales are recorded based upon historical data.

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

Hedging  program for sales denominated in a  foreign currency
-------------------------------------------------------------

Our European subsidiary accounts for approximately 70% to 75 % of our net sales. All of our European sales are denominated in local currencies, primarily the Euro. As a result of this, we are a net receiver of currencies other than the U.S dollar. Changes in the exchange rate subject us to market risks resulting from the fluctuation of the Euro to the U.S. dollar. In an attempt to minimize these risks, we enter into forward exchange contracts with financial institutions.

We do not enter into contracts for speculative purposes. We enter into monthly window contracts covering an average period of six months based on existing or anticipated future sales. Although we enter into these contracts to reduce the short term impact of currency rate changes, the following risks are still inherent in hedging the Euro sales.

o Actual sales may fluctuate from our estimates, resulting in contracts in excess of collections
o Short term volatility of currency markets has the potential to reduce the effectiveness of our hedging program
o Historical volatility of the Euro has the potential to impact our revenues, gross margins and operating income
o The magnitude of the success of our hedging program is dependent upon movements in the Euro exchange rates. These movements are difficult to predict over an extended period of time.

Translation  of assets and liabilities denominated in non functional currencies
-------------------------------------------------------------------------------
on our European  financial statements
-------------------------------------

The functional currency of our European subsidiary is the Euro. In preparing our consolidated financial statements, we are required to translate assets and liabilities denominated in a non functional currency, mainly U.S. dollars, to Euros on the books of our European subsidiary. This process results in exchange gains and losses depending on the changes in the Euro to U.S. dollar exchange rate. Under the relevant accounting guidance, we are obligated to include these gains and losses on our statement of operations, which we report in other income or expense under the caption "Non operational USD to Euro currency re-measurement".

The extent of these gains and losses can fluctuate greatly from month to month depending on the change in the exchange rate, causing results to vary widely. Due to the past volatility of the Euro, it is difficult to forecast the long term trend of these gains and losses.

Future Contractual  Obligations
-------------------------------

The following table shows the Company's contractual obligations related to lease obligations as of June 30, 2002:


                                                     Payments due by period
                                                     ----------------------
Contractual obligations                      Total             1 year       1-3 years         4-5 years

Operating lease obligations               $ 2,379,645       $ 654,538       $ 1,325,288       $ 399,819

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

Effect of New Accounting Pronouncements
---------------------------------------

In April 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which was later codified along with other similar issues, into EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs. EITF 01-09 became effective for the Company in the quarter ended March 31, 2002.

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

As of June 30, 2002, we had foreign currency forward contracts outstanding of approximately $ 3,746,000 against delivery of the Euro. The contracts expire through October 2002.

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

For the three and nine month periods ended June 30, 2002, the Company recorded a decrease to net sales of $750,000 and $653,000, respectively. For the three and nine months ended June 30, 2001, the Company recorded an increase to sales of $ 226,000 and $1,014,000, respectively.

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

Item 1  Legal Proceedings
-------------------------

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

Item 5  Other Information
        -----------------

Effecitve May 1, 2002, the Company entered into an employment agreement with Dean Cirielli, hiring Mr. Cirielli as the Company's President and Chief Operating Officer. The employment agreement is filed with this report as exhibit 10.18.

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

(a)      Exhibits

         10.18 Form of Employment agreement between Dean Cirielli and Hauppauge Digital Inc.

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


                             HAUPPAUGE DIGITAL, INC.
                             -----------------------
                                   Registrant

Date:  August 14, 2002                       By: /s/ Kenneth Plotkin
                                                --------------------
                                                KENNETH  PLOTKIN
                                                President and
                                                Chief Executive Officer


Date:  August 14, 2002                       By: /s/ Gerald Tucciarone
                                                ----------------------
                                                GERALD TUCCIARONE
                                                Treasurer and Chief
                                                Financial Officer