Form 10-K
period 2002-09-30
HAUPPAUGE DIGITAL INC
filed 2002-12-27
CIK 930803

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
(x)       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the fiscal year ended              September 30, 2002
                                                 ------------------

(  )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

          For the transition period from             to
                                        -------------   ----------------

            Commission file number          1-13550
                                            -------

                             HAUPPAUGE DIGITAL, INC.
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                           11-3227864
     --------                                           ----------
 (State or other jurisdiction of                     (I.R.S Employer
  incorporation or organization)                     Identification No.)

      91 Cabot Court, Hauppauge, New York                     11788
      -----------------------------------                     -----
   (Address of principal executive offices)                (Zip Code)

Issuer's telephone number    (631) 434-1600
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

State registrant's revenues for its most recent fiscal year:  $42,796,726

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 19, 2002 was approximately $7,361,431. Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the Company. Market value is based upon the price of the Common Stock as of the close of business on December 19, 2002 which was $1.15 per share as reported by NASDAQ.

As of December 11, 2002, the number of shares of Common Stock outstanding was 8,854,758 (exclusive of treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III which includes Item 10 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) will be incorporated in our Proxy Statement to be filed within 120 days of September 30, 2002 and are incorporated herein by reference.

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

Our analog TV receiver product line allows PC users to watch cable TV on their PC screen in a resizable window. Our WinTV digital TV receivers can receive digital TV transmissions and display the digital TV show in a window on the user's PC screen. Our PC-based personal video recording ("PVR") products allow PC users to watch and record TV shows with instant replay and program pause functions, and to burn their TV recordings onto CD or DVD media.

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

In fiscal 2002, we shipped our 3.5 millionth WinTV(R) product.

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

Our current product line includes a wide range of analog, digital and PVR products covering multiple price points. In addition, different versions of our products incorporate the unique requirements of various national and regional TV standards and the various methods of receiving TV transmissions. Many of our products also allow users to enjoy:

        o        personal video teleconferencing
        o        creating and editing video for the internet and  videography
        o        FM radio
        o        an overall user friendly software architecture
        o        digital  TV programs on an existing analog TV set

Our engineering group is continually working on updating our current models to add new and innovative features that the marketplace seeks while remaining vigilant in keeping our products compatible with new operating systems. This work is done in addition to our research and development efforts in designing, planning and building new products.

We believe that strategic relationships with key suppliers, OEMs, broadcasters, internet and e-commerce solutions providers give us important advantages in developing new technologies and marketing our products. By jointly working and sharing our engineering expertise with a variety of other companies, we are able to leverage our investment in research and development and minimize time to market.

Our international sales and marketing team cultivates a variety of distribution channels comprising retail stores, distributors, resellers, OEMs, web stores and third-party catalogs. We work closely with our retailers to enhance sales through joint advertising campaigns and promotions. We believe that rapidly developing and growing our international presence give us an important strategic position and allows us to benefit many times over from investments in product development, and more firmly establishes the WinTV(R) brand name in the international marketplace.

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

Products

WinTV(R) Products

Our analog, digital and PVR WinTV(R) products enable a PC user to watch TV in a resizable window on a PC. Our software control functions such as channel change, volume adjustment, freeze frame, and channel scan. All required functions, such as video digitizing, windowing, color space conversion and chroma keying, are performed on the WinTV(R) board, in the external WinTV(R)-USB, or in the operating software. Our products include audio functions so that sound can be heard while watching TV or video. The audio can be connected to speakers or to a PC's sound card. We also have a line of products that allows you to capture and edit video.

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

The WinTV(R)-GO is our low-cost, single slot internal board. Apart from allowing users to watch TV on their PC, it enables users to snap still and motion video images and videoconference over the internet with the addition of a camera or camcorder. Step up models from the WinTV(R)-GO add features such as FM radio and a remote control.

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

2.   Digital TV Receiver Products

Destination Digital TV, a publication of the National Association of Broadcasters, recently reported in its October 2002 and November 2002 issues (http://www.nab.org/newsroom/issues/digitaltv/DDTV/) that a survey conducted by the National Association of Broadcasters amongst stations found that 62% of US television households are now in markets where local broadcasters are delivering 5 or more digital TV signals with 601 digital TV stations on air in 615 markets that include 94% of television households. In the past year, 386 stations went digital. In addition to the digital signal broadcast by the local stations, the major networks are committed to providing more high-definition TV ("HDTV") programming in the near future. HDTV programming increased 50% within the last year and there are 2,000 hours of prime-time shows, sporting events and movies scheduled to be broadcasted in HDTV in the current 2002 - 2003 season.

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

Our WinTV(R)-HD has similar features of the WinTV(R)-D except that it provides the user with video in a high definition format. This product enables users to experience high definition TV viewing quality without purchasing a costly high definition TV. The WinTV-HD can display high definition television on a computer monitor or a plasma or other high definition TV monitor.

Digital TV Receivers for the International Market
-------------------------------------------------

Our WinTV(R)-DVB-s is designed for receiving, decoding and displaying digital satellite broadcasts on a PC. Used with a modem, it can facilitate connection to a satellite ISP (Internet Service Provider) to obtain high speed internet access. Our WinTV(R)-DVB-s product can receive free channels without the need for any specialized additional equipment. However, to receive 'subscriber' or 'pay per view' channels, an optional common interface module that we sell is required together with a decryption card that is available for a fee from the provider of these channels. By contrast, the WinTV(R)-DVB-t has all the features of the WinTV(R)-DVB-s except that it receives its signal from a terrestrial source. These products are very popular in Europe and are available in the form of external devices or internal boards. In fiscal 2002, we began shipping internationally our WinTV(R)-Nova-CI, a lower cost European satellite receiver and the common interface module which enables pay TV channels to be received and decoded.

3.       Personal Video Recorder Products for PCs

Our WinTV(R)-PVR products include all of the features of our analog products and contain both an internal and external TV receiver which adds the ability to record TV shows or any video to a PC's hard disk. The recording uses a high quality hardware MPEG 2 encoding built onto the WinTV(R)-PVR device. This technology allows a typical desktop computer system, to record tens to hundreds of hours of video.

The WinTV(R)-PVR user can record a TV show to the hard disk using a TV scheduler, and then play it back, and also edit and record it onto CD-ROM or DVD-ROM using a CD or DVD writer for playback on a home DVD player or on a PC. The user can re-size the window either during viewing, recording or playback. Our WinTV(R)-PVR products also provides for instant replay and is available in both an internal and external USB models.

In fiscal 2002, we introduced several new PVR models with new price points and feature sets. The WinTV(R)-PVR-250 provides better quality video and audio at a lower price point and the WinTV(R)-PVR-350 adds a video-out feature to allow the recorded content to be played back directly to a TV or video cassette recorder.

An added feature to the WinTV(R)-PVR-250 is that it supports the Windows(R) XP Media Center Edition. The Windows(R) XP Media Center Edition integrates digital entertainment experiences including "live" television, PVR, digital music, digital video, DVDs and pictures. Users can pause, jump forward or watch their "live" TV, record a program or a whole series, and manage all their digital music, home movies, videos, photos and DVDs. Users can also access and control this new entertainment device from anywhere in the room with a large, easy-to-use-on-screen menus and the Media Center Remote Control.

The WinTV(R)-PVR-250's high-quality hardware MPEG encoder enables Windows(R) XP Media Center Edition to record TV shows to the PC's hard disk. At the best quality setting, about one hour of television can be recorded in 2 Gigabytes of disk space. Windows(R) XP Media Center Edition includes an Electronic Program Guide so that users can schedule their TV recording automatically with the WinTV(R)-PVR-250.

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

Our USB Live is an easy way to watch video, grab images and video conference on the PC with the addition of a camera. It plugs into the PC's USB port for easy installation and brings video into users' PCs from their camcorder or VCR. Users can create video movies, save still and motion video images onto their hard disk with our software and video conference over the internet with the addition of a camera.

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

MyView gives iBook(TM) users the ability to make presentations directly from their iBooks as MyView uses our new video mirroring concept and does not require a VGA connection and a video port. MyView outputs video images in overscan or underscan modes from the hard drive to composite and S-Video devices such as video projectors, monitors and video cassette recorders.

MyCapture II allows users to capture video on their iMac(TM), iBook(TM), PowerBook(TM)or G3(TM)/G4(TM) Macintosh(R) without opening their computer. Unlike many other USB video solutions, MyCapture II delivers smooth, full frame rate video capture. To achieve the highest quality video capture over USB, MyCapture II utilizes the same state-of-the-art Motion JPEG hardware compression of more expensive professional solutions. It supports NTSC and PAL video sources from S-video and composite video connections. MyCapture II is ideal for QuickTime(R)-enabled websites and for web publishers.

MyVideo essentially combines the features of MyCapture and MyView in one convenient package. It allows full frame rate video capture and video playback over USB. The video playback is compatible with both video cassette recorders and video monitors.

Digital Entertainment Center
----------------------------

Our Digital Entertainment Center ("DEC") products, introduced during fiscal 2002 in Europe, are set top boxes that enable analog TV sets to receive digital satellite and digital terrestrial broadcasts, thus enhancing a person's viewing pleasure. An owner of an analog TV set can enjoy the benefits of digital broadcasts, such as a greater choice of channels, clearer picture quality and superior audio quality. The multi-purpose DEC set top box displays new digital channels while continuing to allow a TV to display analog programs. DEC set top boxes have the ability to receive, decode and display wide screen broadcasts, and can re-format the wide screen broadcast to fit older analog TV models. Digital radio, interactive television services and digital teletext are other features that the DEC set top boxes deliver. We hope to develop future product generations that could enable a user to connect to a PC or Notebook computer and record digital TV programs to the computer's hard drive, permitting the user to record and later playback the recorded video in full digital quality on the user's TV screen or computer monitor.

Product Distribution

The WinTV(R) products sold through the computer retail market are essentially the same as those available to the OEM market. The differences are in the packaging and in the sophistication of the operating software. Our WinTV(R) boards and DEC set top boxes are primarily sold to the retail market and to OEMs. DV Wizard Pro is sold primarily in the retail market, and our video capture boards are primarily sold in the OEM market. Our Eskape(TM) Labs products are sold primarily through catalogs.

Technology

Hauppauge Digital has developed five generations of WinTV(R) products since their initial introduction in 1991. The first generation of WinTV(R) products put the TV image on the PC screen using chroma keying, requiring a dedicated "feature connector cable" between the WinTV(R) and the VGA (video) board. Despite issues with screen resolution, a PC user could watch TV in a resizable window on their PC. Our initial customers were mostly professional PC users, such as financial market professionals who needed to be able to see stock market related TV shows while spending many hours on their PCs, who found having TV in a window on their desktop useful and entertaining. Video clip capture and teletext capabilities, valued features in today's models, can also trace their origins to our first WinTV(R) products.

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

We currently have two Research and Development operations: one based in our Hauppauge, New York headquarters and one based in Pleasanton, California. The Pleasanton, California R&D operation develops the Eskape(TM) Labs products, while the New York R&D operation is aimed at the digital receiver market, the PVR models, user interface software and low level drivers for all PC products.

The technology underlying our products and certain other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. We maintain an ongoing R & D program. Our future success, of which there can be no assurances, will depend in part on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We continue to invest heavily in our research and development. We spent approximately $1,592,000, $1,510,000 and $1,666,000 for research and development expenses for the years ended September 30, 2002, 2001, and 2000 respectively. There can be no assurance that our future research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

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

Manufacturing is performed by three unrelated contract manufacturers, one in Europe, which primarily handles European products and two in Asia, which primarily handle products for our domestic and Asian markets. Product design specifications are provided to insure proper assembly. Contract manufacturing is primarily done on a consignment basis, in which we provide all the significant component parts and we pay for assembly charges and for certain parts for each board produced. Some boards are purchased on a turnkey basis, in which all components and labor are provided by the manufacturer, and the manufacturing price includes parts and assembly costs. We continuously monitor the quality of the finished product produced by our contract manufacturers. We have qualified five contract manufacturers who are capable of producing our products to our standards, but utilize three out of the five contract manufacturers. During fiscal 2002, these three contract manufacturers handled all our worldwide production. If demand were to increase dramatically, we believe additional production could be absorbed by these and the other qualified contract manufacturers. We also buy finished products that we have not designed but that we sell under our name on an OEM basis from others parties who are not our contract manufacturers.

We produce a majority of our European sales through a contract manufacturer in Austria. The production is done on a consignment basis with assembly, testing and reworks being handled there. The packaging and shipping of the product to customers is done at our Ireland facility. By shifting the production of boards sold in Europe to a European facility, we save on shipping costs and duties on boards entering Europe. Our Asian contract manufacturers assemble products we sell in the U.S., Asia and internationally.

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

Distribution to the Retail Market

During fiscal 2002, net sales to distributors and retailers totaled approximately $41,458,000 or 97% of our net sales compared to approximately $47,365,000 or 93% and $60,214,000 or 91% for the years ended September 30, 2001 and 2000 respectively. We have no exclusive distributor or retailer and sell through a multitude of retailers and distributors, no one of which accounted for more than 10% of our net sales.

Sales to Original Equipment Manufacturers

The OEM business is one where a PC manufacturer incorporates our products into an item sold under the OEM's label. Factors which could impact the expansion of our OEM business include the ability to successfully negotiate and implement new agreements with OEMs.

Our sales to OEMs totaled approximately $1,338,000, $3,546,000 and $6,079,000 for the years ended September 30, 2002, 2001 and 2000 respectively. We sold our products to a variety of OEM customers, none of which accounted for more than 10% of total sales in any of the three years. Sales to OEM customers accounted for approximately 3%, 7% and 9% of our net sales for 2002, 2001 and 2000, respectively.

Marketing and Sales

We market our products both domestically and internationally through our sales offices in the United States (New York and California), Germany, the United Kingdom, France and Singapore, plus through independent sales representative offices in the Netherlands, Spain, and Italy. For the fiscal years ended September 30, 2002, 2001 and 2000, approximately 27%, 23% and 29% of our net sales were made within the United States, respectively, while approximately 73%, 77% and 71% were outside the United States (predominately in Germany, the United Kingdom, France, Italy and Asia), respectively.

More information on our geographic segments can be obtained from "Management's Discussion and Analysis of Financial Condition and Results of Operations," in
Item 7 and "Notes To Consolidated Financial Statements".

We advertise our products in a number of PC magazines. We also participate in retailers' market promotion programs, such as store circulars and promotions and retail store displays. These in-store promotional programs, magazine advertisements plus a public relations program aimed at editors of key PC computer magazines and an active web site on the internet, are the principal means of getting our product introduced to end users. Our sales in computer retail stores are closely related to the effectiveness of these programs, along with the technical capabilities of the products. We also list our products in catalogs of various mail order companies and attend worldwide trade shows.

We currently have 9 sales persons located in Europe, 1 sales person in the Far East and 3 sales persons in the United States, located in New York and California. We also utilize the services of 5 manufacturer representatives retained by us on a non-exclusive basis, who work with customers in certain domestic geographic areas.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" with reference to a discussion on the impact seasonality has on our sales.

Foreign Currency Fluctuations

Due to extensive sales to European customers with payment made to us in those local currencies and limited expenses paid in local currencies, we are a net receiver of currencies other than the U.S. dollar. As such, we benefit from a weak dollar and are negatively affected by a strong dollar relative to the major worldwide currencies, primarily the Euro and British Pound Sterling. Consequently, changes in exchange rates expose us to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar, and may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. dollars). We attempt to reduce these risks by engaging in hedging programs. We enter into foreign exchange forward contracts with financial institutions to protect against currency exchange risks associated with our foreign denominated sales. By selling foreign currency futures, we fix the rate of exchange at the time we enter into the contract. We deliver these currencies to the financial institutions at a later date when we actually receive the foreign currency.

As of September 30, 2002, we had foreign currency forward contracts outstanding of approximately $6,072,000 against delivery of the Euro. The contracts expire through February, 2003.

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

For the year ended September 30, 2002 and 2001, we recorded approximately $408,000 as a decrease to net sales and $1,119,000 as an increase to net sales related to the changes in the fair value of our derivative contracts.

See "Management's  Discussion and Analysis of Financial Condition and Results of
Operations"  with  reference  to  the  impact  of  foreign   currency   exchange
fluctuations.

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

Employees

As of September 30, 2002, we had 107 employees worldwide, including our executive officers, all of which are full-time, none of which are represented by a union.

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

In 1999, we established a sales, warehousing and packing facility in Singapore. This is the headquarters for Hauppauge Digital Asia Pte Ltd. The purpose of this facility is to better provide sales and marketing support for the Asian market.

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
              -----------------------

We occupy approximately 25,000 square feet at a facility located at 91 Cabot Court, Hauppauge, New York and use it as our executive offices and for the testing, storage, and shipping of our products. We consider the premises to be suitable for our needs at such location. The building is owned by a partnership comprised of certain of our principal stockholders' and is leased to us under a lease agreement expiring on January 31, 2006, which may be extended, at our option, for an additional three years.

Rent is currently at the annual rate of approximately $411,000 per year and will increase to approximately $432,000 per year on February 1, 2003. The rent is payable in equal monthly installments and increases at a rate of 5% per year on February 1 of each year thereafter including during the option period. The premises are subject to two mortgages which have been guaranteed by us upon which the outstanding principal amount due as of September 30, 2002 was $830,852. We pay the taxes and operating costs of maintaining the premises.

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

Our Singapore subsidiary, Hauppauge Digital Asia Pte. Ltd., occupies approximately 3,400 square feet in Singapore, which it uses as a sales and administration office and for the testing, storage and shipping of our products. The lease, which expired on November 30, 2002 and was renewed on December 1, 2002, expires on November 30, 2005 and calls for an annual rent of approximately $26,600. The rent includes an allocation for common area maintenance charges.

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

We have been informed by counsel for the estate of the late Mr. Kenneth Aupperle ("Estate") that they have filed a Demand for Arbitration with the American Arbitration Association claiming property rights and interest in the Company, certain amounts due and owing to the Estate based on various corporate agreements with Mr. Aupperle and certain insurance policies, such amount to be no less than $2,500,000. We have recently received a formal acknowledgement from the American Arbitration Association of the said Demand for Arbitration and have obtained a temporary restraining order on the said arbitration proceedings. Based on the preliminary information presented to us, management believes that the claim and the basis for proceeding with arbitrating such claim is without merit and will vigorously defend it.

In 1997, we licensed a file conversion library for use in its WinTV(R) applications from Accusoft Corporation. On June 14, 2001, the Company received notice that Accusoft Corporation had commenced an action against the Company in the United States District Court for the District of Massachusetts (the
"District  Court"),  alleging  that  the  Company:

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

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS.
             ----------------------------------------------------

The following proposals were submitted to the stockholders for approval at the Annual Meeting of stockholders held on September 6, 2002 at our offices:

Proposal No. 1:   Election of Directors

The following directors were elected by the votes indicated:

                                            For                      Withheld
                                            ---                      --------
Kenneth Plotkin                          8,025,963                 1,010,848
Bernard Herman                           8,030,773                 1,015,658
Clive R. Holmes                          8,044,793                   996,828
Steven J. Kuperschmid                    8,025,443                 1,016,178

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

The proposed amendment to the Certificate of Incorporation to authorize the classification of the Board of Directors into three classes with staggered terms and to provide for a supermajority voting requirement to amend any provision in the Certificate of Incorporation relating to such classified Board of Directors was not approved because there were insufficient votes cast:

           For             Against           Abstain
           ---             --------          -------
         2,368,289        1,667,910           57,189

Proposal No. 3: Amendment of the Certificate of Incorporation to authorize a class of preferred stock.

The proposed amendment to the Certificate of Incorporation to authorize a class of preferred stock was not approved because there were insufficient votes cast:

           For             Against           Abstain
           ---             --------          -------
         3,341,032          641,253          111,103

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

The proposed amendment to the Certificate of Incorporation to require unanimous, rather than majority, written consent of stockholders in lieu of a meeting under certain circumstances was not approved because there were insufficient votes cast:

           For             Against           Abstain
           ---             --------          -------
         2,178,929        1,888,870           25,589

Proposal No. 5: Amendment to the Company's Employee Stock Purchase Plan to increase the number of Common Shares available thereunder from 100,000 to 180,000 and provide for a termination date thereunder of December 31, 2004

The proposed amendment to the Company's Employee Stock Purchase Plan was approved by the shareholders'.

           For             Against           Abstain
           ---             --------          -------
        8,137,203           381,051           19,250

Proposal No. 6: To transact such other business as may properly come before the meeting.

           For             Against           Abstain
           ---             --------          -------
        8,358,408           644,318           38,445

The proposal to transact such other business as may properly come before the meeting was approved by the shareholders'.

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

Fiscal Year Ended
September 30, 2002                          High                         Low
-------------------                        -----                         ---
First Quarter                               3.02                        1.05
Second Quarter                              2.40                        1.59
Third Quarter                               2.29                        1.75
Fourth Quarter                              2.04                        1.24

Fiscal Year Ended
September 30, 2001                          High                         Low
-------------------                         ----                         ---
First Quarter                               6.13                        1.38
Second Quarter                              5.03                        1.38
Third Quarter                               3.18                        2.03
Fourth Quarter                              2.25                        1.05

(b) We have been advised by our transfer agent, North American Transfer Co. that the approximate number of holders of record of our Common Stock as December 13, 2002 was 165. We believe there are in excess of 8,000 beneficial holders of our Common Stock.

(c) No cash dividends have been paid during the past two years. We have no present intention of paying any cash dividends in our foreseeable future and intend to use our net income, if any, in our operations.

Equity Compensation Plan Information

Set forth in the table below is certain information regarding the number of shares of common stock that may be issued under options, warrants and rights under all of the Company's existing equity compensation plans as of September 30, 2002.

                                                                                                         Number of Securities
                                                                                                    remaining available for future
                                           Number of securities to be  Weighted average exercise  issuance under equity compensation
                                            issues upon exercise of      price of outstanding       plans (excluding securities
                  Plan Category               outstanding options               options             reflected in column (a))
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by              1,092,826                   $ 2.90                   629,500
stockholders
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by            230,000                   $ 3.41                   120,000
shareholders
-----------------------------------------------------------------------------------------------------------------------------

Item 6. SELECTED FINANCIAL DATA

The following selected financial data with respect to our financial position and our results of operations for each of the five years in the period ended September 30, 2002 set forth below has been derived from our audited consolidated financial statements. The selected financial information presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 included in this 10-K.


Consolidated Statement of Operations Data                       2002          2001          2000          1999        1998
Years ended September 30,                                      ------         ----          ----          ----        ----

                                                             (in thousands, except for per share amounts)
                                                             --------------------------------------------

Net Sales                                                    $  42,797     $  50,910    $  66,292    $  58,602    $  38,757
Cost of sales                                                   31,661        42,056       54,425       43,027       28,643
                                                                ------        ------       ------       ------       ------
   Gross Profit                                                 11,136         8,854       11,867       15,575       10,114

Selling, general and administrative expenses                     9,069        10,282       12,231        9,865        7,244
Research & development expenses                                  1,592         1,510        1,666        1,257          808
Write off  of goodwill                                               -           702            -            -            -
Litigation settlement                                                -           213            -            -            -
                                                                 -----          ----           --          ---        -----
   Income  (loss) from operations                                  475        (3,853)      (2,030)       4,453        2,062

Other Income (Expense):
Interest income                                                     35            42          104          201          236
Interest expense                                                     -           (31)         (15)           -            -
Life insurance proceeds                                              -         2,000            -            -            -
Foreign currency                                                     5             7         (243)         (61)         184
Non operational USD to Euro re-measurement gain (loss)             (98)          (16)
Other, net                                                           -             -            1            -            -
                                                                  ----         -----        -----         ----        ------
   Income (loss) before taxes                                      417        (1,851)      (2,183)       4,593        2,482
Income tax (benefit) provision                                    (911)         (333)      (1,184)       1,602        1,027
Increase (reduction) in deferred tax valuation allowance           980         1,083            -         (127)        (503)
                                                                   ---         -----        -----         ----         ----
Net tax  provision (benefit)                                        69           750       (1,184)       1,475          524
                                                                    --           ---       ------        -----          ---
Income (loss) before cumulative effect of a change in
   accounting principle                                            348        (2,601)        (999)       3,118        1,958
Cumulative effect of a change in accounting principle                -           319            -            -            -
                                                                   ---         ------      -------       -----        -----
Net income (loss)                                            $     348     $  (2,282)   $    (999)   $   3,118    $   1,958
                                                             =========     =========    =========    =========    =========
Per share results-basic:
  Income (loss) before cumulative effect of a change in
   accounting  principle                                     $    0.04     $   (0.29)   $   (0.11)   $    0.36    $    0.22
  Cumulative effect of  a change in accounting principle     $       -     $    0.03    $       -    $       -    $       -
                                                             ---------     ---------    ---------    ---------    ---------
Net income (loss) per share-basic                            $    0.04     $   (0.26)   $   (0.11)   $    0.36    $    0.22
                                                             =========      =========    =========    ========    =========
Per share results-diluted:
  Income (loss) before cumulative effect of  a change in
    accounting principle                                     $    0.04      $  (0.29)   $   (0.11)   $    0.33    $    0.21
  Cumulative effect of  a change in accounting principle     $       -      $   0.03    $       -    $       -    $       -
                                                             ---------      ---------    ---------    --------    ---------
Net income (loss) per share-diluted                          $    0.04         (0.26)       (0.11)        0.33         0.21
                                                             =========      =========    =========   =========    =========
Weighted average shares outstanding:
Basic                                                            8,887         8,910        8,837        8,632        8,806
Diluted                                                          9,037         8,910        8,837        9,480        9,354

Consolidated Balance Sheet Data (at period end):

Working capital                                              $  11,266      $ 10,258     $ 11,767    $  12,533    $   9,539
Total assets                                                    19,846        18,784       26,315       27,728       22,897
Stockholders' equity                                            11,967        11,186       13,654       13,322       10,037


     Note: All per share amounts and weighted average shares have been retroactively restated to reflect a two for one stock split effective March 27, 2000.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations
September 30, 2002 and 2001

Results for the fiscal years ended September 30, 2002 and 2001 are detailed below:

                                                                 Twelve         Twelve
                                                                 Months         Months
                                                                  Ended          Ended    Variance           Percentage of sales
                                                                9/30/02        9/30/01       $          2002      2001     Variance
                                                                -------        -------       -          ----      ----     --------
Sales                                                       $ 42,796,726   $ 50,910,463 $(8,113,737)    100.00%   100.00%    0.00%
Cost of sales                                                 31,661,073     42,056,859 (10,395,786)     73.98%    82.61%   -8.63%
                                                              ----------     ---------- -----------      -----     -----     ----
Gross Margin                                                  11,135,653      8,853,604   2,282,049      26.02%    17.39%    8.63%
Gross Margin %                                                     26.02%         17.39%       8.63%

Costs:
Sales & Marketing                                              5,741,510      6,479,351    (737,841)     13.42%    12.73%    0.69%
Technical Support                                                379,592        380,488        (896)      0.89%     0.75%    0.14%
General & Administrative                                       2,947,943      3,422,635    (474,692)      6.89%     6.72%    0.17%
                                                               ---------      ---------    --------       ----      ----     ----
Total Selling General and Administrative costs                 9,069,045     10,282,474  (1,213,429)     21.20%    20.20%    1.00%
Litigation settlement                                                  -        212,500    (212,500)      0.00%     0.42%   -0.42%
Write of off Goodwill                                                  -        701,919    (701,919)      0.00%     1.37%   -1.37%
R&D                                                            1,591,551      1,510,092      81,459       3.72%     2.97%    0.75%
                                                               ---------      ---------      ------       ----      ----     ----
Total Costs                                                   10,660,596     12,706,985  (2,046,389)     24.92%    24.96%   -0.04%
                                                              ----------     ----------  ----------      -----     -----     ----
Net operating income (loss)                                      475,057     (3,853,381)  4,328,438       1.10%    -7.57%    8.67%

Other income (expense)
---------------------
Interest income                                                   34,781         42,137      (7,356)      0.08%     0.08%    0.00%
Interest expense                                                       -        (30,833)     30,833       0.00%    -0.06%    0.06%
Foreign currency                                                   4,750          6,740      (1,990)      0.01%     0.01%    0.00%
Non operational USD to Euro re-measurement  (loss)               (98,066)       (15,863)    (82,203)     -0.23%    -0.03%   -0.20%
Insurance proceeds                                                     -      2,000,000  (2,000,000)      0.00%     3.93%   -3.93%
                                                                 -------      ---------  ----------       ----      ----      ----
  Total other income (expense)                                   (58,535)     2,002,181  (2,060,716)     -0.14%     3.93%   -4.07%
                                                                 -------      ---------  ----------       ----      ----     ----
Income (loss) before taxes                                       416,522     (1,851,200)  2,267,722       0.96%    -3.64%    4.60%
Taxes on income                                                   69,000        749,497    (680,497)      0.16%     1.47%   -1.31%
                                                                  ------        -------    --------       ----      ----     ----
Income (loss) before  cumulative effect of a change in
  accounting  principle                                          347,522     (2,600,697)  2,948,219       0.80%    -5.11%    5.91%
Cumulative effect of  change in accounting  principle                  -        319,000    (319,000)      0.00%     0.63%   -0.63%
                                                                 -------        -------    --------       ----      ----     ----
Net income  (loss)                                           $   347,522   $ (2,281,697) $2,629,219       0.80%    -4.48%    5.28%
                                                             ===========   ============  ==========       ====      ====     ====

Sales for the twelve months ended September 30, 2002 decreased $8,113,737 when compared to last year. Sales declined in all geographic locations as follows:

                                                         Increase                    Percentage of sales by
                                                        (decrease)      Increase      Geographic region
                Twelve  Months       Twelve  Months      Dollar         (decrease)     2002         2001
Location        ended 9/30/02        ended 9/30/01      Variance        Variance %
--------        -------------        -------------      --------        ----------     ----         ----
Domestic         $ 11,508,358        $  11,888,839   $  (380,481)         (3%)          27%         23%
Europe             30,365,681           35,624,555    (5,258,874)        (15%)          71%         70%
Asia                  922,687            3,397,069    (2,474,382)        (73%)           2%          7%
                      -------            ---------    ----------         ---             -           -
  Total          $ 42,796,726        $  50,910,463   $(8,113,737)        (16%)         100%        100%
                 ============        =============   ===========         ====           ===         ===

                                       20

Results of  operations  September  30, 2002 and  September  30, 2001

The primary forces  causing  the sales  decrease  were:

        o Sluggish  economic  conditions
        o Reduction in analog  board sales
        o Lower OEM sales  activity
        o Lower Asian sales

Sales to domestic customers were 27% of net sales for the year ended September 30, 2002 compared to 23% for the year ended September 30, 2001. Sales to European customers were 71% of net sales compared to 70% for the same period of last year. Sales to Asian customers were 2% compared to 7% for the same period last year.

Gross margins increased $2,282,049 for the twelve months ended September 30, 2002. Gross margin percentage for the twelve months ended September 30, 2002 was 26.02% compared to 17.39% for the same periods in the prior year.

The increases and (decreases) in the margins are detailed below:

                                                                                                 Increase
                                                                                                (decrease)
Due to  lower sales                                                                           $ (2,352,411)
Due to higher margins on assembled boards                                                        2,116,392
Due to decreases in labor related and other costs                                                  655,302
Due to inventory obsolescence reserve booked during the fourth quarter of fiscal 2001            1,862,766
                                                                                                 ---------
      Total  increase  in margins                                                             $  2,282,049
                                                                                              ============

The increase in gross margin percentage of 8.63% for the twelve months ended September 30, 2002 compared to last year is as follows:


                                                                                                  Increase
                                                                                                 (decrease)
                                                                                                 ---------
Increase in margin on assembled boards                                                             4.95%
Labor related and other costs as a larger percent of sales                                         0.03%
Due to inventory obsolescence reserve booked during the fourth quarter of fiscal 2001              3.65%
                                                                                                   ----
Net increase                                                                                       8.63%
                                                                                                   ====

The improved margin percentage on assembled boards was primarily derived from unit price reductions from our suppliers and subcontractors coupled with a larger sales mix of higher gross margin product. The increase in the gross margin percent of 0.03% due to labor related and other costs was due to the decrease in labor related and other costs of 16.20% being in excess of the sales decrease of 15.94%.

During the fourth quarter of fiscal 2001, in recognition of the sales decline from fiscal 2000, slower sales of older product lines and engineering changes to products, we reviewed the net realizable value of our inventory as of September 30, 2001. We deemed it necessary to increase our reserve for obsolete and slow moving inventory. An additional reserve of $1,862,766 was recorded during the fourth quarter of fiscal 2001 and charged to cost of sales. A similar provision was not required in fiscal 2002, thus there was an improvement in margins of 3.65% for fiscal 2002.

The  chart  below   illustrates   the   components   of  selling,   general  and
administrative expenses:

                                               Twelve months ended September 30,
                                                   Dollar Costs                                           Percentage of Sales
                                     ----------------------------------------------------------------------------------------------
                                                                          Increase                               Increase
                                          2002              2001         (Decrease)     2002        2001        (Decrease)
                                          ----              ----         ----------     ----        ----        ----------
Sales and Promotiona                 $  5,741,510      $  6,479,351    $  (737,841)     13.42%     12.73%          0.69%
Customer Support                          379,592           380,488           (896)      0.89%      0.75%          0.14%
General and Administrative              2,947,943         3,422,635       (474,692)      6.89%      6.72%          0.17%
                                        ---------         ---------       --------       ----       ----           ----
    Total                            $  9,069,045      $ 10,282,474    $(1,213,429)     21.20%     20.20%          1.00%


Selling General and Administrative expenses decreased $1,213,429 from the prior fiscal year. As a percentage of sales, Selling, General and Administrative expenses for the twelve months ended September 30, 2002 increased by 1.00% when compared to the twelve months ended September 30, 2001.

The decrease in sales and promotional expense of $737,841 was mainly due to :

        o Lower advertising costs of $502,057 due to lower co-operative advertising and reduced special promotions
        o Lower trade show costs of $146,052 due to smaller size and frequency of trade show attendance
        o Lower commission payments of $31,355 due to lower sales
        o Decreased compensation costs of $70,295 due to personnel reductions for sales and marketing personnel

The decrease in General and Administrative expenses of $474,692 was primarily due to:

        o Decrease in compensation costs of $188,572 due to personnel reductions for administrative personnel
        o Lower legal costs of $80,553 due to less litigation activity during fiscal 2002
        o Decreased amortization costs of $81,637 mainly due to the write off of goodwill during the fourth quarter of fiscal 2001
        o Lower rent costs of $48,301 and lower communication costs of $32,211 due to the consolidation of the Eskape Labs office in California into the Hauppauge California office

Research and development expenses increased $81,459 or approximately 3.7%. The increase was mainly due to higher compensation and increased material and contract services cost.

Litigation settlement

During the third quarter of fiscal 2001, we paid $212,500 to settle a claim pursuant to a copyright infringement dispute.

Write off of goodwill

During fiscal 2000, we acquired certain assets of Eskape(TM) Labs, Inc. This acquisition was accounted for using the purchase method. The fair value of the consideration paid exceeded the fair value of the assets acquired and goodwill of approximately $810,000 was recorded.

Due to changing conditions during fiscal 2001, the following events and circumstances indicated to us that our goodwill asset had been impaired and was not likely to be recovered:

o    Eskape(TM)Labs   was  not  profitable   during  fiscal  2001  and  did  not
     contribute,  nor is expected to contribute, any positive cash flow stream
o    Eskape(TM) Labs did not fulfill its internal sales forecast for fiscal 2001
o    The asset value was greater than the estimated future cash flows
o At the time of the acquisition, we hired approximately 10 of the Eskape(TM) Labs employees, including three from senior management. Only four employees remain
o Certain Eskape(TM)Labs products have been deemed by management as slow moving products

In recognition of the above events, we recognized an impairment loss during the fourth quarter of fiscal 2001 for the entire remaining goodwill balance of $701,919. The loss was recorded as a component of other income (loss) from operations.

------------------------------------------------------------

Other income (expense)

Net other expense for the twelve months ended September 30, 2002 was $58,535 compared to net other income of $2,002,181 for the twelve months ended September 30, 2001 as detailed below:


                                                                Twelve months ended September 30,
                                                                    2002                 2001
                                                                    ----                 ----
  Interest income                                               $  34,781           $   42,137
  Interest  expense                                                     -              (30,833)
  Foreign currency transaction gains (losses)                       4,750                6,740
  Non operational USD to Euro currency re-measurement             (98,066)             (15,863)
                                                                        -            2,000,000
  Life insurance proceeds                                       ---------            ---------
  Total other income  (expense)                                 $ (58,535)          $2,002,181
                                                                =========           ==========

The decrease in total other income (expense) was due to the receipt of insurance proceeds during fiscal 2001 pursuant to a key man life insurance on the Company's deceased former President and losses in fiscal 2002 resulting from the "Non operational USD to Euro currency re-measurements" offset by lower interest expense during fiscal 2002.

"Non operational USD to Euro currency re-measurement" results from the revaluing from U.S. dollars to Euros any U.S. dollar denominated assets and liabilities on the books of our Luxembourg based subsidiary, Hauppauge Digital Europe S.a.r.l.. Since the functional currency of Hauppauge Digital Europe S.a.r.l. is the Euro, any asset, liability or equity accounts which are invested in or purchased using U.S. dollars by Hauppauge Digital Europe S.a.r.l. need to be revalued into Euros at the end of each reporting period. This revaluation of U.S. dollar denominated accounts into Euros results in a non transactional re-measurement gain or loss, which we have classified as " Non operational USD to Euro currency re-measurement."

Tax provision (benefit)

Our net tax provision for the twelve months ended September 30, 2002 and 2001 is as follows:


                                                              Twelve months ended September 30,
                                                                  2002              2001
                                                                ------            ------
Tax (benefit) attributable to U.S operations                 $ (980,000)       $ (501,000)
Tax expense Asian operations                                          -            44,200
Tax  expense  European operations                                69,000           123,500
Deferred tax asset valuation allowance                          980,000         1,082,797
                                                               --------         ---------
Net tax provision                                            $   69,000        $  749,497
                                                             ==========        ==========

Effective October 1, 1999, we restructured our foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity which services our European customers. The new structure created separate domestic and foreign tax entities, with the Luxembourg entity paying a license fee to our domestic operation for use of the Hauppauge name. For the last three fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of September 30, 2002 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the current year's loss from domestic operations.

-----------------------------------------------------------

Accumulated other comprehensive income (loss)

As of September 30, 2002, appearing in the equity section under " Accumulated other comprehensive income (loss)" was a deferred gain of $187,074. Translation gains and losses, which are the result of translating Euros to USD at the month end exchange rate for current assets and liabilities, at historical rates for fixed assets and paid in capital, and at average exchange rates for revenue and expense items, resulted in a deferred loss of $3,845 as of September 30, 2002.

Mark to market gains and losses result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end spot rate. Prior to July 1, 2002, the Company did not qualify for cash flow hedge accounting under FAS 133, therefore material gains or losses were recorded through operations. As a result of our qualification for cash flow hedge accounting, effective July 1, 2002, gains aggregating to $190,919 on these contracts are shown in the equity section under "Accumulated other comprehensive income."

The components of other comprehensive income (loss) as of September 30, 2002 are shown below:

                                                                                                 Fiscal 2002 Other
                                                                                   As of          comprehensive        As of
                                                                                   9/30/01        income (loss)       9/30/02
                                                                                   -------        -------------       -------
Translation gains(loss)  on HDE  S.a.r.l Euro accounts translated  to USD       $ (218,987)         $ 215,142       $  (3,845)
Mark to market gains (loss) per FAS 133 on open foreign currency contracts         (48,217)           239,136         190,919
                                                                                   -------            -------         -------
Other comprehensive income                                                      $ (267,204)         $ 454,278       $ 187,074
                                                                                ==========          =========       =========

The adoption of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", on October 1, 2000 resulted in a $319,000 net gain, due to the cumulative effect of a change in accounting principle.

As a result of all of the above mentioned MD&A items, we recorded net income of $347,522 for the twelve months ended September 30, 2002, which resulted in basic and diluted net income per share of $0.04 on weighted average basic and diluted shares of 8,887,107 and 9,002,150, respectively, compared to a net loss of ($2,281,697) for the twelve months ended September 30, 2001, which resulted in basic and diluted net loss per share of ($0.26) on weighted average basic and diluted shares of 8,910,117. Options to purchase 825,322 and 1,827,326 shares of common stock at prices ranging from $2.07 to $10.06 and from $1.05 to $10.06, respectively, were outstanding for the twelve month period ending September 30, 2002 and 2001, respectively, but were not included in the computation of diluted net income or net loss per share because they were anti-dilutive.

Results of operations
September 30, 2001 and 2000

Sales decreased $15,382,028 for the fiscal year ended September 30, 2001 compared to the prior year as detailed geographically in the table below:


                                                                                        Percent        Percent of sales by
                                  Year ended September 30,          Increase           Increase          geographic region
                                2001                  2000         (decrease)         (decrease)     2001              2000
---------------------------------------------------------------------------------------------------------------------------
Domestic                      $11,888,839         $ 19,504,372    $ (7,615,533)         -39%           23%             30%
Europe                         35,624,555           44,667,287      (9,042,732)         -20%           70%             67%
Asia                            3,397,069            2,120,832       1,276,237           60%            7%              3%
                                ---------            ---------       ---------           --             -               -
  Total                       $50,910,463         $ 66,292,491    $(15,382,028)         -23%          100%            100%
                              ===========         ============    ============           ==           ===             ===

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

Gross margins decreased $3,013,889 for the year ended September 30, 2001. Gross margin as a percent of sales was 17.39% for the year ended September 30, 2001 compared to 17.90% for the year ended September 30, 2000. The components of the margin decrease are detailed below:


                                                                                              Increase
                                                                                             (decrease)
                                                                                             ----------
Decrease due to lower sales                                                               $  (3,844,481)
Increase due to  improved material margins                                                    2,036,221
Decrease due to labor related and other costs                                                  (342,853)
Inventory provision for obsolescence in excess of prior year's provision                       (862,776)
                                                                                               --------
   Net decrease in margins                                                                $  (3,013,889)

The decrease of 0.51% in the gross margin percentage for the fiscal year ended September 30, 2001 is as follows:

                                                                                               Increase
                                                                                              (decrease)
                                                                                              ----------
Improved margin on assembled boards                                                             4.00%
Increased labor related and other costs                                                        (2.36%)
Inventory reserve                                                                              (2.15%)
                                                                                               -----
Net decrease                                                                                   (0.51%)
                                                                                               =====


The improved margins on assembled boards was primarily derived from:

o Cost savings obtained from the shifting of product pack out from an outside third party to our distribution center in Ireland
o    Larger sales mix of higher gross margin product

-----------------------------------------------------------

Increases in labor related and other costs was primarily due to the overhead, labor and pack out material expenses of our Irish distribution center, which commenced operations during the fourth quarter of fiscal 2000.

In recognition of the sales decline from fiscal 2000, slower sales of older product lines and engineering changes to products, we reviewed the net realizable value of our inventory as of September 30, 2001. We deemed it necessary to increase our reserve for obsolete and slow moving inventory. An additional reserve of $1,863,000 was recorded during the fourth quarter of fiscal 2001 and charged to cost of sales. The additional reserve decreased margins by 3.65% for fiscal 2001.

The  chart  below   illustrates   the   components   of  selling,   general  and
administrative expenses:


                               Fiscal year ended September  30,
                                                              Increase                              Increase
                                 2001             2000       (Decrease)        2001        2000    (Decrease)
                                 ----             ----       ----------        ----        ----     --------
Sales and Promotional         $ 6,479,351    $ 8,159,606   $ (1,680,255)       12.8%       12.3%        .5%
Customer Support                  380,488        464,921        (84,433)         .7%         .7%         -%
General and Administrative      3,422,635      3,607,086       (184,451)        6.7%        5.4         1.3%
                                ---------      ---------       --------         ---         ---         ---
    Total                     $10,282,474    $12,231,613   $ (1,949,139)       20.2%       18.4%        1.8%

Selling General and Administrative expenses decreased $1,949,139 from the prior year. As a percentage of sales, Selling, General and Administrative expenses for the fiscal year ended September 30, 2001 increased by 1.8% when compared to the prior year.

The decrease in sales and promotional expense of $1,680,255 was mainly due to:

        o Lower advertising costs of $1,009,768 due to lower co-operative advertising and reduced special promotions
        o Reduced European sales office costs of $314,358
        o Lower commission payments of $293,489 due to lower sales
        o Decreased compensation costs of $21,513 due to personnel reductions

Customer Support costs decreased $84,433 mainly due to lower compensation costs.

The decrease in General and Administrative expenses of $184,451 was primarily due to:

        o Increase in compensation costs of $68,656 related to the hiring of an MIS Director, an in house attorney, and the compensation costs related to the addition of Eskape(TM) Labs administrative personnel somewhat offset by personnel reductions
        o Increased amortization costs of $120,045 mainly due to the amortization of goodwill and intangible assets related to the Eskape(TM)Labs acquisition
        o Decreased professional fees of $231,170 related to termination of outside consulting agreements and lower legal costs relating to legal fees incurred for a patent infringement suit and legal costs associated to the start up of our Luxembourg operation
        o Lower rent costs of $25,035 due to the consolidation of the Eskape(TM)Labs office in California into the Hauppauge office

Results    of    operations    September    30,    2001    and    2000-continued
--------------------------------------------------------------------------------

Research and development expenses decreased $155,508 or approximately 9.0%. The decrease was due to lower worldwide compensation costs and less material and contract services consumed.

Litigation settlement

In 1997, we licensed a file conversion library for use in our WinTV(R) applications from Accusoft Corporation. On June 14, 2001, we received notice that Accusoft Corporation ("Accusoft") had commenced an action against us in the United States District Court for the District of Massachusetts (the "District Court"), alleging that we:

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

Write off of goodwill

During fiscal 2000, we acquired certain assets of Eskape(TM) Labs, Inc. This acquisition was accounted for using the purchase method. The fair value of the consideration paid exceeded the fair value of the assets acquired and goodwill of approximately $810,000 was recorded.

Due to changing conditions during fiscal 2001, the following events and circumstances indicated to us that our goodwill asset had been impaired and was not likely to be recovered:

        o Eskape(TM)Labs was not profitable during fiscal 2001 and did not contribute, nor is expected to contribute, any positive cash flow stream
        o Eskape(TM) Labs did not fulfill its internal sales forecast for fiscal 2001
        o The asset value was greater than the estimated future cash flows
        o At the time of the acquisition, we hired approximately 10 of the Eskape(TM) Labs employees, including three from senior management. Only four employees remain
        o Certain Eskape(TM)Labs products have been deemed by management as slow moving products

In recognition of the above events, we recognized an impairment loss during the fourth quarter of fiscal 2001 for the entire remaining goodwill balance of $701,919.

We have recorded the impairment loss as a component of income (loss) from operations for fiscal 2001.

-----------------------------------------------------------
Other income (expense)

We had net other income for the year ended September 30, 2001 of $2,002,181 compared to net other expense for the prior year of $153,567 as detailed below:

                                           Year                     Year
                                        Ended 9/30/01            Ended 9/30/00
                                        -------------            -------------
Interest income                          $   42,137              $ 104,485
Interest expense                            (30,833)               (15,134)
Foreign currency transaction losses         (15,863)              (242,479)
Officer life insurance proceeds           2,000,000                      -
Other                                         6,740                   (439)
                                              -----                   ----
Total other income                       $2,002,181              $(153,567)
                                         ==========              =========

The increase in net other income was due to lower foreign currency transaction losses and insurance proceeds collected from a key man life insurance policy on the late Mr. Kenneth Aupperle, offset somewhat by interest expense on borrowings outstanding. See "Legal Proceedings" for a discussion on certain pending litigation on the said life insurance policy.

Tax provision (benefit)

Our net tax provision (benefit) for the year ended September 30, 2001 and 2000 is as follows:


                                                    2001              2000
                                                    ----              ----
Tax (benefit) attributable to U.S operations    $ (501,000)       $(1,311,072)
Tax expense Asian operations                        44,200                  -
Tax  expense  European operations                  123,500            127,000
Deferred tax asset valuation allowance           1,082,797                  -
                                                 ---------          ---------
Net tax provision  (benefit)                    $  749,497        $(1,184,072)
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

As a result of all of the above mentioned MD&A items, we recorded a net loss of ($2,281,697) for the year ended September 30, 2001, which resulted in basic and diluted net loss per share of ($0.26) on weighted average basic and diluted shares of 8,910,117, compared to a net loss of ($999,215) for the year ended September 30, 2000, which resulted in basic and diluted net loss per share of ($0.11) on weighted average shares of 8,837,256. Options to purchase 1,827,326 and 1,610,226 shares of common stock at prices ranging $1.05 to $10.06 and $1.35 and $10.06 respectively were outstanding as of September 30, 2001 and 2000, respectively but were not included in the computation of diluted net loss per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 73%, 77% and 70% of sales for the years ended September 30, 2002, 2001 and 2000, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period.

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonality of retail sales.

Liquidity and Capital Resources

Our cash, working capital and stockholders' equity position is disclosed below:

                                               As of September 30,
                                      2002           2001            2000
                                      -----          ----            ----
Cash                           $   4,964,522    $  4,422,239     $ 2,744,855
Working Capital                   11,276,942      10,258,143      11,766,900
Stockholders' Equity              11,966,612      11,185,618      13,653,677

We had cash and cash equivalents as of September 30, 2002 of $4,964,522, an increase of $542,283 over September 30, 2001.

The increase was due to:

Net income adjusted for non cash items                         $ 344,126
Decrease in inventories                                          466,481
Decrease in prepaid expenses and other current assets            101,531
Increase in accounts payable other current liabilities           281,025
Proceeds from employee stock purchases                            31,206
Less cash used for:
Increase in accounts receivable                                 (504,866)
Purchases of fixed assets                                        (87,208)
Purchase of treasury stock                                       (90,012)
                                                                 -------
   Net increase in cash                                        $ 542,283
                                                                ========

Net cash of $688,297 provided by operating activities was primarily due to a decrease in inventories of $466,481, prepaid expenses and other current assets of $101,531, an increase in accounts payable and other current liabilities of $281,025 and net income adjusted for non cash items of $344,126, offset somewhat by cash used to fund increases in accounts receivable of $504,866. The increase in accounts receivable was the result of an increase in sales of $735,488 for the three months ended September 30, 2002 over the three months ended September 30, 2001.

Cash of $87,208 and $90,012 was used to purchase fixed assets and purchase treasury stock. Proceeds from the stock purchased by employees through the employee stock purchase plan provided additional cash of $31,206.

On April 5, 2001 the Company extended its agreement with Chase Manhattan Bank, to provide it with a $6,500,000 credit facility. The facility is secured by our assets, and expired in fiscal 2002. It is the intention of the Company to procure a new credit facility on terms acceptable to the Company.

-----------------------------------------

On November 8, 1996, we approved a stock repurchase program. The program, as amended, authorizes the Company to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of September 30, 2002, we held 514,317 treasury shares purchased for $1,461,574 at an average purchase price of approximately $2.84 per share.

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

We believe that our cash and cash equivalents as of September 30, 2002 and our internally generated cash flow will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

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

Translation of assets and liabilities denominated in non functional currencies on our European financial statements
-------------------------------------

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

We handled the conversion to the Euro without any material disruptions to our operations. See Item 7A- Market Risks.

Derivatives and Hedging Activities

We use derivatives to reduce our exposure to fluctuations in foreign currencies. Foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying forecasted sales transactions with customers. As of September 30, 2002, we had foreign currency contracts outstanding of approximately $6,072,000 against the delivery of the Euro. The contracts expire through February 2003. Our accounting policies for these instruments are based on its designation of such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivatives on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". As of September 30, 2002, a gain of $190,919 reflecting the net translation gain of our derivatives was recorded on the balance sheet.

For the years ended September 30, 2002 and 2001, we recorded approximately $408,000 as a decrease to net sales and $1,119,000 as an increase to net sales related to the changes in the fair value of our derivative contracts.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a

Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS NO. 145"). SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 is not expected to have a material impact on the financial positions or results of operation of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact, if any, of SFAS NO. 146 on its consolidated financial statements.

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

These resellers may not effectively promote or market our products or they may experience financial difficulties and even close operations. These dealers and retailers are not contractually obligated to sell the our products. Therefore, they may, at any time:

        o       refuse to promote our products and
        o       discontinue the our products in favor of a competitor's product.

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

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend in part on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We expended approximately $1,592,000, $1,510,000, and $1,666,000 for research and development expenses for the years ended September 30, 2002, 2001 and 2000. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete. See Item 7-Management's Discussion and Analysis- Risks and Forward Looking Statements.

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

Our future performance will likely be dependent, in large part, on our ability to continue to compete successfully in the European and Asian markets, where a large portion of our current and potential customers are located. Our ability to compete in these markets will depend on many factors, including:

        o       the economic conditions in these regions
        o       the stability of the political environment in these regions
        o adverse changes in the relationships between major countries in these regions
        o       the state of trade relations among these regions and the United
                States
                                       35

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

As of September 30, 2002, we had foreign currency forward contracts outstanding of approximately $6,072,000 against delivery of the Euro. The contracts expire through February, 2003. For the year ended September 30, 2002, we had realized losses from foreign currency forward contracts of $408,000.

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

Consequently, as margins may decline, our profitability will be more dependent upon effective cost and management controls. There can be no assurances that such cost and management controls can be implemented and maintained, and if implemented, that they will be successful. See Item 7-"Managements' Discussion and Analysis of Financial Condition and Results of Operations."

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

During fiscal 2002, we subcontracted the manufacturing and assembly of our products to an independent third party at facilities in various countries.

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

Even though we typically develop our products independently, our success will depend, in a large part, on our ability to innovate, obtain or license patents, protect trade secrets, copyrights and trademarks and draw upon our proprietary technology without infringing on the proprietary rights of others. We maintain copyrights on our designs and software programs, but currently we have no patent on the WinTV(R) board as we believe that such technology cannot be patented.

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

We may not be able to effectively integrate businesses or assets that we acquire

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

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 73%, 77% and 71% of sales for the years ended September 30, 2002, 2001 and

2000, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period. Accordingly, any sales or net income in any particular period may be lower than the sales and net income in a preceding or comparable period. Period-to-period comparisons of our results of operations may not be meaningful, and should not be relied upon as indications of our future performance. In addition, our operating results may be below the expectations of securities analysts and investors in future periods. Failure to meet such expectations, should such an event occur, will likely cause our share price to decline.

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

Our principal stockholders, executive officers and directors have significant influence over most matters submitted to a vote of the stockholders, limiting the ability of outside stockholders to control management, and any premium over market price that an acquirer might otherwise pay may be reduced and any merger or takeover may be delayed.

Our principal stockholders beneficially own 20.6% of our common stock not including presently exercisable stock options. As a result, these stockholders may have significant influence over the outcome of most matters submitted to a vote of stockholders, including the election of members of our board, and the approval of significant corporate transactions. This concentration of ownership may also impede a merger, consolidation, takeover or other business consolidation, or discourage a potential acquirer from making a tender offer for our stock. This concentration of ownership could also negatively affect our stock price or decrease any premium over market price that an acquirer might otherwise pay.

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

The strength or weakness of the U.S. dollar against the Euro and British Pound Sterling impacts our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. dollars). We engage in hedging programs aimed at limiting, in part, the impact of currency fluctuations. By selling foreign currency futures, we fix the rate of exchange at the time we enter into the contract. We deliver these currencies to the financial institutions at a later date when we actually receive the foreign currency. For the years ended September 30, 2002 and 2001, we recorded approximately $408,000 as a decrease to net sales and $1,119,000 as an increase to net sales related to the changes in the fair value of our derivative contracts.

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

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

             See Consolidated Financial Statements annexed hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ----------------------------------------------------------------

         None

                                    PART III

     Item 10  (Directors,  Executive  Officers,  Promoters and Control  Persons;
Compliance with Section 16(a) of the Exchange Act), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) will be incorporated in our Proxy Statement to be filed within 120 days of September 30, 2002 and are incorporated herein by reference.

Item 14.     Controls and Procedures
             -----------------------

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV
                                     -------

Item 15. Exhibits and  Reports on  Form  8-K.

(a)      Exhibits.

Exhibit
Number
------

3.1      Certificate of Incorporation, as amended to date (1)
3.2      By-laws, as amended to date (3)
4.1      Form of Common Stock Certificate (1)
4.2      1994 Incentive Stock Option Plan (1)
4.3      1996 Non-Qualified Stock Option Plan (5)
4.4      1998 Incentive Stock Option Plan (6)
4.5      2000 Hauppauge Digital Inc. Performance and Equity Incentive Plan(7)
4.6      Hauppauge Digital Inc. Employee Stock Purchase Plan (8)
4.7      Stockholder Rights Plan (9)
10.1     Form of Employment Agreement with Kenneth Plotkin(4)
10.2 Lease dated February 7, 1990 between Ladokk Realty Company and Hauppauge Computer Works, Inc.(1)
10.2.1 Modification made February 1, 1996 to lease dated 1990 between LADOKK Realty and Hauppauge Computer Works, Inc. (2)
10.3     Long Island Development Corporation ("LIDC") Mortgage Loan
         Agreements(1)
10.4     The Company's Guaranty of LIDC Loan Agreements (1)
10.5     Shawmut Mortgage Loan Agreements  (1)
10.6     The Company's Guaranty of the Shawmut Mortgage Loan Agreements (1)
10.7 Master Purchase Agreement between Reuters Ltd. and Hauppauge Computer Works Inc. (1)
10.8 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Computer Works, Ltd., dated July 12, 2000 (10)
10.9 Security Agreement by and between The Chase Manhattan Bank and HCW Distributing Corp., dated July 12, 2000 (10)
10.10 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Computer Works, Gmbh, dated July 12, 2000 (10)
10.11 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Digital Europe S.a.r.l., dated July 12, 2000 (10)
10.12 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Computer Works S.a.r.l , dated July 12, 2000 (10)
10.13 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Digital Asia Pte. Ltd., dated July 12, 2000 (10)
10.14 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Digital, Inc., dated July 12, 2000 (10)
10.15 Security Agreement by and between The Chase Manhattan Bank and Hauppauge Computer Works, Inc., dated July 12, 2000 (10)
10.16 Guaranty by and between Hauppauge Digital, Inc. and Hauppauge Computer Works, Inc. and The Chase Manhattan Bank, dated July 12, 2000 (10)
10.17 Grid Promissory Note by and between Hauppauge Digital, Inc. and Hauppauge Computer Works, Inc. and The Chase Manhattan Bank, dated April 5, 2001 (11)
21       Subsidiaries of the Company
23       Consent of BDO Seidman, LLP

1. Denotes document filed as an Exhibit to the Company's Registration Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.
2. Denotes document filed as an Exhibit to the Company's Form 10-KSB for September 30, 1996 and incorporated herein by reference.
3. Denotes document filed as an Exhibit to the Company's Form 8K dated August 22, 2001 and incorporated herein by reference.
4. Denotes document filed as an Exhibit to the Company's Form 10-KSB for September 30, 1998 and incorporated herein by reference.
5. Denotes document filed as an Exhibit to the Company's definitive Proxy Statement pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as filed on January 22, 1997, and incorporated herein by reference.
6. Denotes document filed as an Exhibit to the Company's definitive Proxy Statement pursuant to Section 14 (a) of the Securities Exchange Act of 1934, as filed on January 27, 1998 and incorporated herein by reference.
7. Denotes document filed as an Exhibit to the Company's Registration Statement on Form S-8 (no. 333-46906), and incorporated herein by reference.
8. Denotes document filed as an Exhibit to the Company's Registration Statement on Form S-8 (no. 333-46910), and incorporated herein by reference.
9. Denotes document filed as an Exhibit to the Company's Form 8-K dated July 20, 2001 and as an Exhibit to the Company's Registration Statement on Form 8-A12G and incorporated herein by reference.
10. Denotes documents filed as an Exhibit to the Company's Form 10-K for September 30, 2000, and incorporated herein by reference.
11. Denotes document filed as an Exhibit to the Company's Form 10-K for September 30, 2001, and incorporated herein by reference.

                  (b) Reports on form 8K

The Company filed two Forms 8K during the fourth quarter of the fiscal year ended September 30, 2001 - on July 20, 2001 and August 22, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      HAUPPAUGE DIGITAL INC.


                      By:/s/ Kenneth Plotkin            Date: December 27, 2002
                         -----------------------------       -------------------
                         KENNETH PLOTKIN
                         Chief Executive Officer



                      By:/s/ Gerald Tucciarone          Date: December 27, 2002
                         -----------------------------       -------------------
                         GERALD TUCCIARONE
                         Treasurer and Chief Financial
                         Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                      By:/s/ Clive R. Holmes            Date: December 27, 2002
                         -----------------------------       -------------------
                         CLIVE R. HOLMES
                         Director


                      By:/s/ Kenneth Plotkin            Date: December 27, 2002
                         -----------------------------       -------------------
                         KENNETH PLOTKIN
                         Director


                      By:/s/ Steven J. Kuperschmid      Date: December 27, 2002
                         -----------------------------       -------------------
                         STEVEN J. KUPERSCHMID
                         Chief Executive Officer
                         Director

                      By:/s/ Bernard Herman             Date: December 27, 2002
                         -----------------------------       -------------------
                         BERNARD HERMAN
                         Director

                                 CERTIFICATIONS

I, KENNETH PLOTKIN, certify that:

1. I have reviewed this annual report on Form 10-K of HAUPPAUGE DIGITAL, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               By: /s/ Kenneth Plotkin          Date: December 27, 2002
                  ---------------------------        -------------------------
                  KENNETH PLOTKIN
                  Chief Executive Officer and Director

I,  GERALD TUCCIARONE, certify that:

1. I have reviewed this annual report on Form 10-K of HAUPPAUGE DIGITAL, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               By:/s/ Gerald Tucciarone         Date: December 27, 2002
                  --------------------------         ---------------------
                  GERALD TUCCIARONE
                  Treasurer and Chief Financial Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Page(s)
Report of Independent  Certified Public Accountants                               F-2

Consolidated Balance Sheets as of September 30, 2002 and 2001                     F-3

Consolidated Statements of Operations
for the years ended September 30,  2002, 2001 and 2000                            F-4

Consolidated Statements of  Other Comprehensive Income (loss)
for the years ended September 30,  2002, 2001 and 2000                            F-5

Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2002, 2001 and 2000                                                 F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 2002, 2001 and 2000                                                 F-7

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

Schedule II Valuation and Qualifying Accounts-Reserve for Obsolete
and Slow Moving Inventory                                                         F-27

Schedule II Valuation and Qualifying Accounts-Reserve for Sales Returns           F-28

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York


We have audited the accompanying consolidated balance sheets of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2002 and 2001 and the related consolidated statements of operations, other comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the management of Hauppauge Digital, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP
--------------------
   BDO Seidman, LLP

Melville, New York
December 6, 2002

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                              September  30,       September 30,
                                                                                   2002                   2001
                                                                         ----------------------------------------
                                 ASSETS
 Current Assets:
     Cash and cash  equivalents                                             $   4,964,522       $   4,422,239
     Accounts receivable, net of  various allowances  of $2,887,000 and
        $2,867,000                                                              5,182,738           4,243,594
     Income taxes receivable                                                      501,000             501,000
     Inventories                                                                8,091,495           8,171,567
     Prepaid expenses and other current assets                                    416,734             518,265
                                                                         -------------------------------------
                Total current assets                                           19,156,489          17,856,665

     Property, plant and equipment, net                                           611,054             825,847
     Other intangible assets-net                                                        -              16,400
     Security deposits and other non current assets                                78,616              85,228
                                                                         -------------------------------------
                                                                             $ 19,846,159       $  18,784,140
                                                                         =====================================
                 LIABILITIES AND STOCKHOLDERS' EQUITY :

 Current Liabilities:
    Accounts payable                                                         $  6,105,588       $   5,732,971
    Accrued expenses                                                            1,442,475           1,585,023
    Income taxes payable                                                          331,484             280,528
                                                                         -------------------------------------
              Total current liabilities                                         7,879,547           7,598,522

 Stockholders' Equity
    Common stock $.01 par value; 25,000,000 shares authorized,
       9,392,164 and 9,364,359  issued, respectively                               93,923              93,644
     Additional paid-in capital                                                12,233,170          12,164,243
     Retained earnings                                                            914,019             566,497
     Accumulated other comprehensive income ( loss)                               187,074            (267,204)
    Treasury Stock, at cost, 514,317, and 465,086 shares, respectively         (1,461,574)         (1,371,562)
                                                                         -------------------------------------
             Total stockholders' equity                                        11,966,612          11,185,618
                                                                         -------------------------------------
                                                                             $ 19,846,159       $  18,784,140
                                                                         =====================================

          See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Years ended September 30,
                                                                                --------------------------------------------
                                                                                   2002            2001           2000
                                                                                --------------------------------------------

Net  sales                                                                     $42,796,726   $50,910,463    $66,292,491
Cost  of  sales                                                                 31,661,073    42,056,859     54,424,998
                                                                             --------------------------------------------
    Gross Profit                                                                11,135,653     8,853,604     11,867,493
Selling, general and  administrative expenses                                    9,069,045    10,282,474     12,231,613
Research & development expenses                                                  1,591,551     1,510,092      1,665,600
Write off of goodwill                                                                    -       701,919              -
Litigation settlement                                                                    -       212,500              -
                                                                             --------------------------------------------
    Income (loss) from operations                                                  475,057    (3,853,381)    (2,029,720)

Other  Income (expense):
  Interest income                                                                   34,781        42,137        104,485
  Interest expense                                                                       -       (30,833)       (15,134)
  Life insurance proceeds                                                                -     2,000,000              -
  Foreign currency                                                                   4,750         6,740       (242,479)
  Non operational USD to Euro currency re-measurement                              (98,066)      (15,863)             -
  Other, net                                                                             -             -           (439)
                                                                             --------------------------------------------
 Total other (expense) income                                                      (58,535)    2,002,181       (153,567)
                                                                             --------------------------------------------
      Income (loss) before taxes on income                                         416,522    (1,851,200)    (2,183,287)
Income tax provision (benefit)                                                      69,000       749,497     (1,184,072)
                                                                             --------------------------------------------
   Income (loss) before cumulative effect of a change in accounting principle      347,522    (2,600,697)      (999,215)
   Cumulative effect of a change in accounting principle                                 -       319,000              -
                                                                             --------------------------------------------
      Net income (loss)                                                           $347,522   ($2,281,697)     ($999,215)
                                                                             ============================================
Per  share results-basic and diluted:
   Income (loss) before cumulative effect of a change in accounting principle        $0.04        ($0.29)        ($0.11)
   Cumulative effect of a change in accounting principle                                 -         $0.03              -
                                                                             --------------------------------------------
Net income (loss) per share-basic and diluted                                        $0.04        ($0.26)        ($0.11)
                                                                             ============================================


See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)



                                                                                 Years ended September 30,
                                                                            2002         2001           2000
                                                                            ----         ----           ----
Other comprehensive income (loss):
Net income (loss)                                                        $ 347,522    $ (2,281,697)  $ (999,215)
Foreign currency translation  gain (loss)                                  454,278        (267,204)           -
                                                                       --------------------------------------------
Other  comprehensive income (loss)                                       $ 801,800    $ (2,548,901)  $ (999,215)
                                                                       ============================================

          See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                                      Common Stock
                                                  ----------------------
                                                                                               Accumulated
                                                   Number             Additional               Other
                                                   Of                 Paid-in     Retained     Comprehensive Treasury
                                                   Shares     Amount  Capital     Earnings     Income (loss) Stock          Total
                                                  ----------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                     9,120,604 $ 91,206 $ 10,650,605 $ 3,847,409  $      -     $(1,267,129)$13,322,091
Net( loss) for the year ended  September 30, 2000         -        -            -    (999,215)        -               -    (999,215)
Exercise of Stock Options                           190,274    1,903      452,830           -         -         (66,935)    387,798
Tax benefit related to stock options exercised
  by employees                                            -        -      883,000           -         -               -     883,000
Compensation in options for consulting services           -        -       38,004           -         -               -      38,004
Stock issued to pay bonuses                           1,700       17       21,982           -         -               -      21,999
                                                  ----------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                     9,312,578 $ 93,126 $ 12,046,421 $ 2,848,194         -     $(1,334,064)$13,653,677
 Net  (loss)   for the year ended  September 30,
   2001                                                   -        -            -  (2,281,697)        -               -  (2,281,697)
 Purchase of treasury stock                               -        -            -           -         -         (37,498)    (37,498)
 Exercise of Stock Options                           11,000      110       15,712           -         -               -      15,822
 Foreign currency translation loss                        -        -            -           -  (267,204)              -    (267,204)
 Compensation in options for consulting services          -        -       38,004           -         -               -      38,004
 Stock issued to pay bonuses                            800        8        1,755           -         -               -       1,763
 Stock issued through Employee Stock Purchase plan   39,981      400       62,351           -         -               -      62,751
                                                  ----------------------------------------------------------------------------------
BALANCE AT SEPTEMBER  30, 2001                    9,364,359 $ 93,644 $ 12,164,243 $   566,497 $(267,204)    $(1,371,562)$11,185,618

Net  income   for the year ended  September 30,
  2002                                                    -        -            -     347,522         -              -     347,522
Purchase of treasury stock                                -        -            -           -         -        (90,012)    (90,012)
 Foreign currency translation gain                        -        -            -           -   454,278              -     454,278
Compensation in options for consulting services           -        -       38,000           -         -              -      38,000
Stock issued through Employee Stock Purchase plan    27,805      279       30,927           -         -              -      31,206
                                                  ----------------------------------------------------------------------------------
BALANCE AT SEPTEMBER  30, 2002                    9,392,164 $ 93,923 $ 12,233,170 $   914,019  $187,074     $(1,461,574)$11,966,612
                                                  ==================================================================================

See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years ended September 30,
                                                                                        2002            2001                  2000
                                                                           ---------------------------------------------------------
Cash Flows From Operating Activities:
  Net  (loss),  income                                                             $ 347,522        $(2,281,697)          $(999,215)
                                                                           ---------------------------------------------------------
   Adjustments to reconcile net (loss) income to net cash
    Provided by (used in) operating activities:
     Depreciation and amortization                                                   318,801          1,102,357             265,904
     Provision for uncollectible accounts receivable                                  20,000             10,000              30,000
     Provision for inventory reserve                                                (386,409)         1,862,776           1,000,000
     Deferred tax expense  (benefit)                                                       -          1,082,797            (790,723)
     Tax benefit related to options exercised by employees                                 -                  -             883,000
      Other non cash items                                                            44,212             39,768              60,003
  Changes in current assets and liabilities:
     Accounts receivable                                                            (504,866)         1,652,195             770,459
      Income taxes receivable                                                              -            995,045          (1,496,045)
      Inventories                                                                    466,481          2,255,632            (332,536)
      Prepaid expenses and other current assets                                      101,531            (61,834)            (48,515)
      Other assets                                                                         -                  -             (15,009)
      Accounts payable                                                               372,617         (4,748,743)           (727,063)
      Accrued expenses and income taxes                                              (91,592)           871,068          (2,017,234)
                                                                           ---------------------------------------------------------
        Total adjustments                                                            340,775          5,061,061          (2,417,759)
                                                                           ---------------------------------------------------------
   Net cash  provided by (used in) operating activities                              688,297          2,779,364          (3,416,974)
                                                                           ---------------------------------------------------------
Cash Flows From Investing Activities:
    Purchases of property, plant and equipment                                       (87,208)          (143,055)           (449,304)
    Business acquisition, net of cash acquired                                             -                  -            (899,587)
                                                                           ---------------------------------------------------------
       Net cash used in investing activities                                         (87,208)          (143,055)         (1,348,891)
                                                                           ---------------------------------------------------------
Cash Flows From Financing Activities:
    Loan repayments                                                                        -         (1,000,000)                  -
    Proceeds from loan                                                                     -                  -           1,000,000
    Proceeds from employee stock purchases                                            31,206             78,573             387,798
    Purchase of treasury stock                                                       (90,012)           (37,498)                  -
                                                                           ---------------------------------------------------------
        Net cash (used in)  provided by financing activities                         (58,806)          (958,925)          1,387,798
                                                                           ---------------------------------------------------------
        Net increase  (decrease) in cash and cash equivalents                        542,283          1,677,384          (3,378,067)
Cash and cash equivalents, beginning of year                                       4,422,239          2,744,855           6,122,922
                                                                           ---------------------------------------------------------
Cash and cash equivalents, end of year                                          $  4,964,522        $ 4,422,239        $  2,744,855
                                                                           =========================================================
Supplemental disclosures:
   Interest paid                                                                $          -        $    24,546        $      8,180
   Income taxes paid                                                            $     31,948        $     4,506        $    503,217
                                                                           =========================================================
Supplemental disclosure of non cash financing activities:
Shares exchanged for exercise of stock options                                             -                  -        $     66,935
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

Nature of Business

The Company is primarily engaged in the design, manufacture and marketing of WinTV(R) video computer boards and video conferencing boards. The Company relies primarily upon one subcontractor with locations in Hungary and Malaysia to manufacture its products. WinTV(R) boards convert moving video images from cable TV, video cameras or a VCR to a digital format which is displayed in a sizable window on a PC monitor. These video images can be viewed simultaneously with normal PC operations such as word processing programs and spreadsheet applications. The WinTV(R) board is marketed worldwide through retailers, distributors, original equipment manufacturers and manufacturers' representatives. Net sales to international and domestic customers were approximately 73% and 27%, 77% and 23%, and 71% and 29% of total sales for the years ended September 30, 2002, 2001 and 2000, respectively. The Company operates in one segment. It maintains sales offices in both Europe and Asia.

Net sales to customers by geographic location consist of:

                            Years ended September 30,

  Sales to:                       2002              2001           2000
-----------                       -----             ----           ----
   United States                  27%                23%            29%
   Germany                        37%                41%            40%
   United Kingdom                 14%                12%            11%
   France                          8%                 6%             5%
   Asia                            2%                 7%             4%
   Italy                           2%                 2%             -
   Netherlands                     2%                 1%             1%
   Other Countries                 8%                 8%            10%
                                  ---                --             --
        Total                    100%               100%           100%

Net long lived assets located in the United States Europe and Asia locations were approximately 73%, 22% and 5% of total net long lived assets, respectively, at September 30, 2002, and 78%, 16% and 6% , respectively , at September 30, 2001.

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

Shipping and Handling Costs

The Company records all shipping and handling charges in Cost of Sales.

Revenue Recognition

The Company records revenue when its products are shipped (FOB shipping point). The Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimated. Provisions for estimated sales allowances and returns are accrued at the time revenues are recognized based on historical experience. The sales return reserve is evaluated on a quarterly basis. Adjustments to these estimates are made in the period of the product return.

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

The financial position and results of operations of the Company's European subsidiaries are determined using Euros as the functional currency. Certain assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Euro-denominated income statement accounts that pertain to sales are translated at the average monthly forward exchange contract rate. Currencies other than Euros (primarily British Pound Sterling) and Euro accounts other than sales are translated at the average prevailing exchange rate during the year. Translation adjustments arising from the translation to U.S. dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders' equity. Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income. During the year ended September 30, 2002 and 2001, the Company recorded a credit to stockholders' equity of $215,142 for an other comprehensive gain and a charge to stockholders' equity for an other comprehensive loss of $218,987, respectively, related to the translation of foreign financial statements. Prior to September 30, 2000, the Company maintained its functional currency in U.S. dollars.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives and Hedging Activities

The Company uses derivatives to reduce its exposure to fluctuations in foreign currencies. Derivative products, such as foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying forecasted sales transactions with customers. The Company's accounting policies for these instruments are based on its designation of such instruments as cash flow hedging transactions. The Company does not use derivative instruments for purposes other than hedging. All open derivative contracts are recorded on the balance sheet under accounts receivable at fair value. Prior to July 1, 2002, the Company did not qualify for cash flow hedge accounting under FAS 133, therefore material gains or losses were recroded through operations. As of September 30, 2002, appearing in the equity section under "Accumulated other comprehensive income (loss)" was a deferred gain of $190,919 on open foreign currency contracts. The Company recognizes gains and losses on closed derivative contracts as an adjustment to net sales.

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

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, accounts receivable and accounts payable, approximate fair value as of September 30, 2002 and 2001 because of the relatively short term maturity of these instruments.

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

                                                                    Years ended September 30,
                                                           2002            2001               2000
                                                           ----            ----               ----
  Weighted average shares outstanding-basic            8,887,107        8,910,117          8,837,256
  Common stock equivalents-stock options                 115,043                -                  -
                                                      ----------        ---------          ---------
   Weighted average shares outstanding-diluted         9,002,150        8,910,117          8,837,256
                                                      ==========        =========          =========

Options to purchase 825,322, 1,827,326 and 1,610,226 shares of common stock at prices ranging $2.07 to $10.06, $1.05 to $10.06 and $1.35 to $10.06,
respectively, were outstanding as of September 30, 2002, 2001 and 2000, but were not included in the computation of diluted net income (loss) per share because they were anti-dilutive.

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

Recent Accounting  Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company's financial position or results of operations.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS NO. 145"). SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 is not expected to have a material impact on the financial positions or results of operation of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact, if any, of SFAS NO. 146 on its consolidated financial statements.

2.  Inventories

Inventories consist of the following:

                                                    September 30,
                                              2002             2001
                                              ----             ----
  Component Parts                         $2,842,460        $2,421,420
  Work in Process                             42,616            92,070
  Finished  Goods                          5,206,419         5,658,077
                                           ---------         ---------
                                          $8,091,495        $8,171,567
                                          ==========        ==========

In recognition of the sales decline experienced in during fiscal 2001, which primarily occurred in the third and fourth quarters of fiscal 2001, slower sales of older product lines and engineering changes to products during the latter part of fiscal 2001, the Company reviewed the net realizable value of its inventory. The Company deemed it necessary to increase its reserve for obsolete and slow moving inventory. An additional reserve of approximately $1,863,000 was recognized during the fourth quarter of fiscal 2001 and charged to cost of sales. During fiscal 2002, the Company recorded a net reduction to cost of sales of $386,000 for adjustments to inventory reserves to operations of $386,000 for inventory obsolescence.

3.  Property, Plant and Equipment

The following is a summary of property, plant and equipment:

                                                         September 30,
                                                       2002          2001
                                                       ----          ----
  Office Equipment and Machinery                   $1,885,094      $1,814,859
  Leasehold Improvements                               76,622          69,413
                                                   ----------      ----------
                                                    1,961,716       1,884,272
  Less: Accumulated depreciation and amortization   1,350,662       1,058,425
                                                   ----------       ---------
                                                   $  611,054      $  825,847
                                                   ----------      ----------

Depreciation expense totaled $ 302,401, $ 294,234 and $ 230,421 for the total years ended September 30, 2002, 2001 and 2000, respectively.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Income Taxes

The Company's income tax provision consists of the following:

                                             Years ended September 30,
                                          2002            2001          2000
                                          ----            ----          ----
  Current tax expense (benefit):
     Federal income tax  (benefit)    $       -      $ (439,985)   $ (473,452)
     State income taxes  (benefit)            -         (61,015)      (46,897)
     Foreign income taxes                69,000         167,700       127,000
                                         ------         -------       -------
            Total current                69,000        (333,300)     (393,349)
                                         ------        --------      --------
  Deferred tax expense (benefit)
       Federal                                -         969,103      (707,489)
       State                                  -         113,694       (83,234)
                                         ------        --------      --------
             Total deferred                   -       1,082,797      (790,723)
                                         ------       ---------      ---------
          Total taxes on income        $ 69,000      $  749,497   $(1,184,072)
                                       ========      ==========   ===========

Components of deferred taxes are as follows:

                                               Years ended September 30,
                                                2002               2001
                                                ----               ----
   Deferred tax
  assets:
    Net operating loss carry forwards         $2,217,931        $1,221,034
    Tax credit carry forward                     150,000           150,000
    Inventory reserves                         1,019,329         1,254,000
    Warranty reserve                               9,158             8,132
    Allowance for doubtful accounts               76,853            69,253
    Deferred rent payments                        41,632            41,632
    Capitalized inventory costs                  259,835           146,710
    Sales return reserve                         289,826           289,826
    Goodwill amortization                        277,065                 -
    Other reserves                               (44,039)          (58,295)
                                                --------         ---------
  Total deferred assets                        4,297,590         3,122,292
  Valuation allowance                         (4,297,590)       (3,122,292)
                                               ---------        ----------
  Net deferred assets                                  -                 -
                                               =========        ==========

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2002, the Company had $125,295 of restricted net operating losses, (which expire in the years through 2010) and $6,131,122 of unrestricted net operating losses (which expire in 2022 and 2021) available to offset future taxable income. As of September 30, 2001, the Company utilized $1,294,000 of the fiscal year's net operating loss as a carry back against 1999 taxable income. As of September 30, 2002, the Company has an income tax receivable for $501,000, relating to the anticipated refund of taxes paid for fiscal 1999. In addition, as of September 30, 2002, the Company has a tax credit carry forward for research and development expenses totaling $150,000.

As of September 30, 2000, the Company was able to utilize the current year's loss and the $883,000 benefit received from the exercise of employee stock options to carry back the net operating loss against prior year taxes paid totaling $ 1,496,045.

For the last three fiscal years, the Company's domestic operation has incurred losses. On September 30, 2000, the Company's domestic operation had a deferred tax benefit of $1,267,997. The Company analyzed the future realization of the deferred tax asset during the fourth quarter of fiscal 2001 and it concluded that under the present circumstances, it would be appropriate for the Company to record a valuation allowance against the deferred tax asset and reduce certain income tax liabilities. The net result was a charge to the Company's tax provision for approximately $1,082,000. Due to the prior years losses, as of September 30, 2002, the Company has recorded a valuation allowance of $4,297,590 against the deferred tax asset.

The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the Federal statutory income tax rate of 34% to the income before income tax is attributable to the following:

                                                                                            Years ended September 30,
                                                                                      2002              2001         2000
                                                                                      ----              ----         ----
  Income tax  (benefit) at federal statutory rate                              $ (1,040,729)        $ (629,408)  $ (742,318)
  Increase (reduction) in deferred income tax valuation  allowance                1,175,298          3,122,292            -
  Reduction of prior year tax liability                                                   -           (300,000)           -
  Permanent differences-life insurance                                                  884           (680,000)           -
  Permanent differences-other                                                         3,400             11,590       57,283
  Income taxed at lower than statutory rates                                              -           (822,579)    (387,418)
  State income taxes, (benefit)  net of federal benefit                            (108,481)           (34,768)     (85,886)
  Foreign income taxes                                                               69,000            167,700      127,000
  Research and Development credit                                                         -                  -     (150,000)
  Other                                                                             (30,372)           (85,330)      (2,733)
                                                                                    -------            -------       ------
         Taxes (benefit) on income                                             $     69,000          $ 749,497  $(1,184,072)
                                                                               ============          =========  ===========

Effective October 1, 1999, the Company restructured its foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation which functions as the entity which services the Company's European customers. The new structure created separate domestic and foreign tax entities, with the new Luxembourg entity paying a license fee to the Company's domestic operation for use of the Hauppauge name.

For the years ended September 30, 2002, 2001 and 2000 the Company's domestic operation incurred a pretax loss of $2,623,414, $3,951,550 and $3,138,484 respectively, and the Company's international operations had pretax net income of $3,039,936, $2,419,350 and $1,139,466 respectively.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Line of  Credit

On April 5, 2001 the Company extended its agreement with Chase Manhattan Bank, to provide it with a $6,500,000 credit facility. The facility is secured by our assets, and expired in fiscal 2002. It is the intention of the Company to procure a new credit facility on terms acceptable to the Company.

6.  Stockholders' Equity

a.  Treasury Stock

On November 8, 1996, the Company approved a stock repurchase program. The program, as amended, authorizes the Company to repurchase up to 850,000 for the shares of its own Common Stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of September 30, 2002 and 2001, 514,317 and 465,086 treasury shares with an accumulated cost of $1,461,574 and $ 1,371,562 and average prices of $ 2.84 and $2.95 were held by the Company as treasury shares.

b.  Stock Compensation Plans

In August 1994, the Company adopted an Incentive Stock Option Plan ("ISO"), as defined in section 422(A) of the Internal Revenue Code. Pursuant to the ISO, 400,000 options may be granted for up to ten years with exercise prices at the fair market value of the common stock at the date of the grant. As of September 30, 2002, 2001 and 2000, 118,500, 151,000 and 168,000 options were outstanding, respectively, ranging in prices from $1.35 to $2.55.

On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company's stockholders on March 5, 1996. The 1996 Non-Qualified Plan authorizes the grant of 500,000 shares. The plan terminates on March 5, 2006. This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code. There are various tax benefits which could accrue to the Company upon exercise of non-qualified stock options that may not be available to the Company upon exercise of qualified incentive stock options. The purpose of the plan is to provide the Company greater flexibility in rewarding key employees, consultants, and other entities without burdening the Company's cash resources. As of September 30, 2002, 2001 and 2000, 235,404, 328,804 and 281,304 options ranging in prices from $1.35 to $10 were outstanding under the 1996 Non-Qualified Plan.

On December 17, 1997 the Company's Board of Directors adopted and authorized a new incentive stock option plan ("1997 ISO") pursuant to section 422A of the Internal Revenue Code. This plan was approved by the Company's stockholders at its March 12, 1998 annual stockholders' meeting. The 1997 ISO plan as adopted authorizes the grant of 700,000 shares of common stock, subject to adjustment as provided in the plan. This plan terminates on December 16, 2007. The options terms may not exceed ten years. Options cannot be granted at less than 100% of the market value at the time of grant. Options granted to employees who own more the 10% of the Company's outstanding common stock cannot be granted at less than 110% of the market value at the time of grant. As of September 30, 2002, 2001 and 2000, 545,822, 603,822 and 611,722 options were outstanding with exercise prices from $2.25 to $ 10.06.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

This plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options. Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company's combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000. As of September 30, 2002, 2001 and 2000, 243,100, 263,700 and 69,200 shares have been issued from this plan ranging in prices from $1.05 to $ 5.78.

The Company's Board of Directors on May 9, 2000 adopted the Employee Stock Purchase Plan. This plan was approved by the stockholders at its July 18, 2000 annual stockholders' meeting. This plan is intended to provide the Company's full- time employees an opportunity to purchase an ownership interest in the Company through the purchase of common shares. The Company has reserved 100,000 common shares for issuance under the plan. This plan is to be administered by the Board of Directors. Employees who have completed six months of employment and who work more than 20 hours per week for more than five months in the year are eligible to participate in the plan. The employee may elect to payroll deductions up to 10% per pay period. The purchase price shall either be the lower of 85% of the closing price on the offering commencement date or the offering termination date. No employee will be granted an option to purchase common shares if such employee would own shares or holds options to purchase shares which would cause the employee to own more than 5% of the combined voting power of all classes of stock. Non-employees are not eligible to participate. This plan terminates on December 31, 2003. The maximum number of shares that may be issued in any quarterly offering is 10,000, plus unissued shares from prior offerings whether offered or not. At our September 6, 2002 stockholders' meeting, our stockholders' approved an increase in shares reserved under this plan to 180,000, and extended the plan termination date to December 31, 2004. As of September 30, 2002 and 2001, 67,786 and 39,981 common shares were purchased under this plan.

The Company accounts for its stock option awards under the intrinsic value based method, as prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the employees stock options equals the market price of the underlying stock at the date of the grant, no compensation is cost is recognized.

SFAS Statement 123 "Accounting for Stock Based Compensation," ("SFAS 123") requires the Company to provide pro forma information regarding net income or
(loss) and net income or (loss) per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS123. The fair value for these options was estimated at the date of grant using a

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000: risk free interest rates of 3.25%, 4.25% and 5.25%, volatility factor of the expected market price of the Company's stock of 35%, 40% and 40% and expected lives of either five or ten years. The weighted average fair value ranges of options granted in 2002, 2001 and 2000 were $.42, $.57 to $1.72 and $2.27 to $4.60, respectively.

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 Years Ended September 30,
                                         2002          2001          2000
                                         ----          ----           ----
  Net income (loss):
      As reported                     $ 347,522   $(2,281,697)     $ (999,215)
      Pro forma                         268,061    (2,569,893)     (1,283,184)


  Net income (loss), per share:
      As reported
            Basic                       $  0.04   $     (0.26)     $    (0.11)
            Diluted                     $  0.04   $     (0.26)     $    (0.11)

      Pro Forma
            Basic                       $  0.03   $     (0.29)     $    (0.15)
            Diluted                     $  0.03   $     (0.29)     $    (0.15)


A summary of the status of the Company's fixed options plans as of September 30, 2002, 2001 and 2000 and changes during the years ending those dates is presented below:

                                                                 Weighted                   Weighted
                                                                 Average                    Average
                                                                 Exercise  Non              Exercise
                                                   ISO           Price     Qualified        Price
                                                   ---           -----     ----------       ------
  Balance at September 30, 1999                   891,500        $3.12     678,000        $  2.53
                    Granted                       111,700         6.08      43,300           5.25
                    Exercised                    (110,278)        2.33     (79,996)          2.53
                    Forfeited                    ( 44,000)        6.91           -              -
                                                ---------         ----     --------        ------
  Balance at September 30, 2000                   848,922        $3.40     641,304        $  2.71
                    Granted                       194,500         1.38      47,500           3.99
                    Exercised                     (11,000)        1.43           -              -
                    Forfeited                     (13,900)        4.73           -              -
                                                ---------         ----     -------        -------
  Balance at September 30, 2001                 1,018,522        $3.02     688,804        $  2.80
                    Granted                        30,000         1.05           -              -
                    Exercised                           -            -           -              -
                    Forfeited                    (141,100)        3.21    (273,400)          1.81
                                                ---------         ----    ---------          ----
  Balance at September 30, 2002                   907,422        $2.92     415,404        $  3.45
                                                  =======        =====     =======        =======
  Options exercisable  at September 30, 2002      493,537        $3.08     362,997        $  2.86
                                                  =======        =====     =======        =======

The following table summarizes information about stock options outstanding at September 30, 2002:

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options Outstanding
---------------------
Range of                      Weighted Average        Weighted         Options Exercisable   Weighted
Exercise         Number       Remaining            Average                Number             Average
Prices         Outstanding    Contractual Life        Exercise Price      Exercisable      Exercise Price
------         -----------    ----------------        --------------      -----------      --------------
$1.35            44,204        0.4 years                $1.35                42,204            $1.35
 1.50            30,000        3.4                      1.50                 30,000             1.50
 1.58           180,000        3.3                      1.58                180,000             1.58
 1.47             1,600        0.8                      1.47                  1,600             1.47
 1.87            33,200        0.6                      1.87                 33,200             1.87
 2.07             9,000        1.0                      2.07                  6,000             2.07
 2.54            90,000        0.3                      2.54                 90,000             2.55
 2.32            60,000        5.3                      2.32                 60,000             2.32
 2.25           124,500        0.4                      2.25                 63,900             2.25
 3.87            10,000        1.3                      3.87                 10,000             3.87
10.00            50,000        1.8                     10.00                 30,000            10.00
 3.94           250,322        1.5                      3.94                133,822             3.94
 2.82            60,000        1.0                      2.82                 60,000             2.82
 8.75            20,000        1.7                      8.75                 12,000             8.75
10.06            10,000        2.3                     10.06                  4,000            10.06
 5.25            59,400        2.8                      5.25                 33,660             5.25
 5.78            34,600        2.8                      5.78                 13,840             5.78
 3.99            47,500        3.1                      3.99                 28,333             3.99
 1.38           178,500        3.3                      1.38                 23,975             1.38
 1.05            30,000        4.0                         -                      -
                 ------                                                     -------
              1,322,826                                                     856,534
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

7.  Significant Customer Information

For the years ended September 30, 2002 and 2001 the Company had no single customer who accounted for more than 10% of net sales. As of September 30, 2002 and 2001, the Company had fourteen customers who accounted for 79% and 58% , respectively of the net accounts receivable.

8.  Related  Party Transactions

The Company rents its principal office and warehouse space in Hauppauge, New York from a real estate partnership owned by certain of the Company's principal stockholders. The lease term expires on January 31, 2006 and includes an option to extend for three additional years. The lease provides for rent increases of 5% per year. Rent is currently at the annual rate of $410,909 and will increase to $431,454 annually as of February 1,

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003. On December 17, 1995 in connection with a re-negotiation of the lease term, the Company granted options to purchase 120,000 shares to a real estate partnership partially owned by the principal stockholder at an exercise price of $1.905 per share, which are exercisable through the lease term. The market price of the option equaled the exercise price at the date of the grant. The effect of imputing the fair value of the options granted was immaterial. The options were still outstanding as of September 30, 2002.

The Company had amounts payable to this related party for unpaid rent of $302,128 and 307,099 as of September 30, 2002 and 2001.

The indebtedness partially incurred by the principal stockholder to purchase the building is also guaranteed by the Company and totaled $819,318 at September 30, 2002.

Minimum annual lease payments to related parties and third parties are as follows:

Year September 30,
-----------------
2003                 664,677
2004                 679,272
2005                 673,673
2006                 239,803
                     -------
  Total           $2,257,425
                  ==========

Rent expense totaled approximately $442,930, $491,231 and $432,196 for the years ended September 30, 2002, 2001 and 2000 respectively. The Company pays the real estate taxes and it is responsible for normal building maintenance.

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

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company been informed by counsel for the estate of the late Mr. Kenneth Aupperle ("Estate") that it filed a Demand for Arbitration with the American Arbitration Association claiming property rights and interest in the Company, certain amounts due and owing to the Estate based on various corporate agreements with Mr. Aupperle and certain insurance policies, such amount to be no less than $2,500,000. The Company recently received a formal acknowledgement from the American Arbitration Association of the said Demand for Arbitration and obtained a temporary restraining order on the said arbitration proceedings. Based on the preliminary information presented to the Company, management believes that the claim and the basis for proceeding with arbitrating such claim is without merit and will vigorously defend it.

b.  Employment Contract

On January 10, 1998, upon the expiration of a prior employment agreement, the Company's chief executive officer entered into a new employment agreement with the Company. The term of the employment agreement was for three years, which is automatically renewed each year unless otherwise not authorized by the Board of Directors. The agreement provides the chief executive officer with an annual base salary of $125,000, $150,000 and $180,000 for the first, second and third year of the contract. For each annual year thereafter, compensation shall be mutually determined, but cannot be less that the preceding year. The contract also provides for a bonus of 2% of operating income (income from operations but before interest and other income) to be paid if the operating income exceeds the prior year's operating earnings by 120%. A 1% bonus on operating income will be paid if the operating income exceeds the prior year's operating by less than 120%. The agreement also obligates the Company to provide certain disability, medical and life insurance, and other benefits. In the event of a change of control as defined in the employment agreement, a one-time bonus shall be paid equal to the executive's average annual compensation, including base compensation, bonus and benefits, received by him during the thirty-six month period preceding the change in control.

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

As of September 30, 2002, the Company has foreign currency forward contracts outstanding of $6,072,000 against delivery of the Euro. The contracts expire through February, 2003.

For the years ended September 30, 2002 and 2001, the Company recorded approximately $408,000 as a decrease to net sales and $1,119,000 as an increase to net sales related to the changes in the fair value of the Company's derivative contracts.

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

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited supplemental information below summarizes, on a pro forma basis, the Company's results for the year ended September 30, 2000 had the Companies combined at October 1, 1999.

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

Pro forma net income (loss) may not be indicative of actual results, primarily because the pro forma results are historical results of the acquired entity and do not reflect any cost savings that may be obtained from the integration and elimination of redundant functions. The results of operations of Eskape for the year ended September 30, 2002 and 2001 are included in the results of operations of the Company.

In connection with the acquisition the Company had recorded goodwill of approximately $810,000. Due to changing conditions that occurred during the second half of fiscal 2001, such as declining sales, lost market share and the market changes caused by the introduction of a new Macintosh operating system, the following events and circumstances indicated to the Company that its goodwill asset has been impaired and is not likely to be recovered:

        o The Eskape(TM)Labs division was not profitable during fiscal 2001 and did not contribute, nor is to expected to contribute, any positive cash flow stream
        o       The asset value was greater than the estimated future cash flows
        o Eskape(TM) Labs division did not fulfill its internal sales forecast for fiscal 2001
        o At the time of the acquisition, the Company hired approximately 10 of the EsKape(TM) Labs' employees, including three from senior management. Only four employees remain.
        o Certain Eskape(TM)Labs products have been deemed by management as slow moving products

In recognition of the above events, the Company recognized an impairment loss during the fourth quarter of fiscal 2001 for the entire remaining goodwill balance of $701,919.

The Company recorded the impairment loss as a component of income (loss) from operations for fiscal 2001.

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

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Quarterly Information (Unaudited)

The following presents certain unaudited quarterly financial data:

                                                               (In thousands, except per share data)
                                                                              Quarters ended
                                                     December 31,          March 31,          June 30,      September 30,
                                                         2001                 2002              2002            2002
                                                         ----                 ----              ----            ----
 Net Sales                                           $ 12,062            $ 10,748           $ 10,113         $ 9,872
Gross Profit                                            2,919               2,824              2,669           2,724
Operating income (loss)                                   393                 165                 74            (157)
Net income (loss)                                         284                 217                 26            (179)
Net income (loss) per share:
      Basic and diluted                                 $ .03                $.02             $ 0.00          $ (.02)
                                                        =====            ========           ========          =======

                                                               (In thousands, except per share data)
                                                                              Quarters ended
                                                     December 31,          March 31,           June 30,      September 30,
                                                         2000                 2001               2001            2001
                                                         ----                 ----               ----            ----
 Net Sales                                            $17,896            $ 14,495            $ 9,383           $ 9,136
Gross Profit                                            3,970               3,204              1,733               (53)
Operating income (loss)                                   731                 238             (1,220)           (3,603)
Cumulative effect of a change in
  accounting principle                                    204                   -                  -               115
Net income (loss)                                         965                 300                195            (3,742)

Per share results-basic:
  Income (loss) before cumulative effect of a
   Change in accounting principle                        $.09                $.03               $.02             $(.43)
 Cumulative effect of a change in
   accounting principle                                  $.02                   -                  -              $.01
                                                         ----                  --                ---              ----
Net income (loss) per  share basic                       $.11                $.03               $.02             $(.42)
                                                         ====                ====               ====             ======

Per share results-diluted:
  Income (loss) before cumulative effect of a
   Change in accounting principle                        $.08                $.03               $.02             $(.43)
 Cumulative effect of a change in
   accounting principle                                  $.02                   -                  -             $ .01
                                                         ----                  --               ----              ----
Net income (loss) per  share basic                       $.10                $.03               $.02             $(.42)
                                                         ====                ====               ====              =====

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the Company sells primarily to the consumer market, it has experienced certain revenue trends. The sales of the Company's products, which are primarily sold through distributors and retailers, have historically been stronger during the Company's first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. In addition, the Company's international sales, mostly in the European market, were 73%, 77% and 71% of sales for the years ended September 30, 2002, 2001 and 2000, respectively. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

During the 4th quarter of the fiscal year ended September 30, 2001, the Company recorded the following adjustments:

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

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York

     The audits referred to in our report dated December 6, 2002, relating to the consolidated financial statements of Hauppauge Digital, Inc. and Subsidiaries included the audits of the financial statement schedules for each of the three years in the period ended September 30, 2002. These financial statement schedules are the responsibility of management. Our responsibility is to express an opinion on these schedules based on our audits.

     In our opinion, such financial statement schedules presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
----------------------------
    BDO Seidman, LLP

Melville, New York
December 6, 2002


         SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

   Allowance for Doubtful Accounts
                                                  Balance at   Charged to Costs Charged to                  Bad  Debt    Balance at
   Description                                    Beginning of and Expenses     Other Accounts Deductions(1)Recoveries(2)End of Year
   -----------                                    ------------ ------------     -------------- -----------  ----------   -----------
   YEAR ENDED SEPTEMBER 30, 2002
      Reserve and allowances deducted from asset
      accounts                                   $ 182,244       $ 20,000            -             -              -     $ 202,244
          Allowance for doubtful accounts

   YEAR ENDED SEPTEMBER 30, 2001
      Reserve and allowances deducted from asset
      accounts
          Allowance for doubtful accounts        $ 165,000       $ 10,000            -      $ 77,187       $ 84,431     $ 182,244

   YEAR ENDED SEPTEMBER 30, 2000
      Reserve and allowances deducted from asset
      accounts
          Allowance for doubtful accounts        $ 135,000       $ 30,000            -             -              -     $ 165,000


   (1) Doubtful accounts written off net of collections
   (2) Recovery of  accounts previously written off


      SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

  Reserve for Obsolete and Slow Moving Inventory
  ----------------------------------------------

                                                          Balance at     Charged to Costs Charged to Other               Balance at
   Description                                         Beginning of Year And Expenses     Accounts         Disposals(1)  End of Year
   -----------                                         ----------------- ------------     ---------        -----------   -----------
   YEAR ENDED SEPTEMBER 30, 2002
      Reserve and allowances deducted from asset        $ 3,300,000     $  (386,409)             -          $ 181,146     $2,732,445
      accounts
          Reserve for obsolete and slow moving inventory

   YEAR ENDED SEPTEMBER 30, 2001
      Reserve and allowances deducted from asset        $ 1,509,325     $ 1,862,786              -          $  72,111     $3,300,000
      accounts
         Reserve for obsolete and slow moving inventory

   YEAR ENDED SEPTEMBER 30, 2000
      Reserve and allowances deducted from asset
      accounts                                          $   350,000     $ 1,200,000              -          $  40,675     $1,509,325
        Reserve for obsolete and slow moving
   inventory

   (1) Obsolete inventory disposed of

                                      F-27


SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

   Reserve  for sales returns
   --------------------------
                                               Balance at       Charged to Costs Charged to Other                  Balance at
   Description                                Beginning of Year and Expenses     Accounts         Adjustments      End of Year
   -----------                                ----------------- -------------     --------         -----------     -----------
   YEAR ENDED SEPTEMBER 30, 2002
      Sales reserve deducted from sales and
      receivables account                     $ 2,684,940         $         -           -           $        -       $ 2,684,940
         Reserve for sales returns

   YEAR ENDED SEPTEMBER 30, 2001
    Sales reserve deducted from sales and
    receivables account                       $ 2,684,940         $         -           -           $        -       $ 2,684,940
         Reserve for sales returns

   YEAR ENDED SEPTEMBER 30, 2000
    Sales reserve deducted from sales and
    receivables account                       $ 3,984,940         $         -           -           $1,300,000       $ 2,684,940
         Reserve for sales returns

   (1) Sales reserve adjusted per historical evaluation