Form 10-K/A
period 2002-09-30
HAUPPAUGE DIGITAL INC
filed 2003-01-28
CIK 930803

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
(x)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
        For the fiscal year ended September 30, 2002
                                  ------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                 to
                                         -----------------  --------------

            Commission file number          1-13550
                                  -----------------

                             HAUPPAUGE DIGITAL INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

     Delaware                                               11-3227864
--------------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S Employer
  incorporation or organization)                         Identification No.)

  91 Cabot Court, Hauppauge, New York                         11788
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number    (516) 434-1600
                         ------------------

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

As of December 11, 2002, the number of shares outstanding of the Common Stock was 8,854,758 shares (exclusive of treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth the positions and offices presently held with the Company by each present Director and executive officer, and his age as of September 30, 2002:

              Name        Age         Officer and Positions Held
--------------------------------------------------------------------------------
Kenneth Plotkin           51     Chairman of the Board of Directors, Chief
                                 Executive Officer,  Vice President of Marketing
                                 and Director
--------------------------------------------------------------------------------
Dean Cirielli             36     President, Chief Operating  Officer
--------------------------------------------------------------------------------
Gerald Tucciarone         47     Chief Financial Officer and Treasurer
--------------------------------------------------------------------------------
John Casey                46     Vice President in Charge of Technology
--------------------------------------------------------------------------------
Bernard Herman            74     Director
--------------------------------------------------------------------------------
Steven J. Kuperschmid     42     Director
--------------------------------------------------------------------------------
Clive R. Holmes           41     Director
--------------------------------------------------------------------------------

Kenneth Plotkin is a co-founder of the Company and has served as a Director since the Company's inception in 1994. He has been the Company's Chairman of the Board of Directors and Chief Executive Officer since the Company's incorporation. From March 14, 2001 until May 1, 2002, Mr. Plotkin served as the Chief Operating Officer and President of the Company. Mr. Plotkin served as Secretary of the Company from August 2, 1994 until June 20, 2001. Mr. Plotkin has been the Company's Vice-President of Marketing since August 2, 1994. He holds a BS and an MS in Electrical Engineering from the State University of New York at Stony Brook.

Dean Cirielli joined the Company on May 1, 2002 as President and Chief Operating Officer. Previously he served as Vice President of R&D from 2000-2001 at Priority Call, a telecommunications subsidiary of SchlumbergerSema, which he joined in 1993 ,during its startup phase, advancing through the ranks of R&D management. His early career includes telecommunications software and systems engineering at Boston Technology, Inc.; R&D program management at Philips Display Components, a television display tube manufacturer, and a series of internships at IBM, including Yorktown Heights' Watson Labs. Mr. Cirielli received a BA in 1988 and a Masters of Engineering in 1991, both in Applied and Engineering Physics from Cornell University.

Gerald Tucciarone joined the Company in January 1995 and has served as Chief Financial Officer and Treasury. Prior to his joining, he served as Vice-President of Finance from 1985 to 1992 with Walker-Telecommunications, Inc., a manufacturer of phones and voice-mail equipment and from 1992 to 1995, as Assistant Controller with Chadbourne and Parke. Mr. Tucciarone is a certified public accountant.

John Casey has been the Company's Vice-President in charge of Technology for more than the past six years.

Bernard Herman has served as a Director of the Company since 1996.From 1979 to 1993, Mr. Herman was Chief Executive Officer of Okidata Corp. of Mount Laurel, New Jersey, a distributor of computer peripheral products. Since then he has served as a consultant with reference to computer products.

Steven J. Kuperschmid has served as a Director of the Company since 1998, has been practicing law since 1986 and has been a partner with Certilman Balin Adler & Hyman, LLP, counsel to the Company, since January 1, 1994. Mr. Kuperschmid received his BA from New York University and JD from Fordham University School of Law.

Clive Holmes has served as a director of the Company since January 11, 2001. Mr. Holmes is currently Chairman and Chief Executive Officer of Kiwi Partners Securities Inc., an investment banking firm. From June 1999, until May 2001, Mr. Holmes served as a Managing Director of Deutsche Banc Alex. Brown Inc. Mr. Holmes also served as a director of Deutsche Banc Alex. Brown Inc. in 1998. From 1996 to 1997, Mr. Holmes was a Vice President of Morgan Stanley & Co. Since May 1996, Mr. Holmes has served as a director of Kiwi Partners Inc. and its affiliates, companies that provide accounting and financial advisory services to corporations and other incorporated entities. Mr. Holmes received his Masters of Business Administration degree from the Harvard Business School, his E.C.S.P. (with Honors) from the Institut D'Etudes Politiques de Paris (Sciences Po), and his Bachelor of Commerce and Administration degree from Victoria University of Wellington.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding Common Stock and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended September 30, 2002.

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and representations that no other reports were required, during the fiscal year ended September 30, 2002, the Company's officers, Directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them except: Mr. Cirielli filed one report late relative to one transaction. Mr. Gerald Tucciarone, the Treasurer and Chief Financial Officer, and Mr. John Casey failed to file one report each relative to one transaction.

Item 11. Executive Compensation.

Summary Compensation Table

     The following table sets forth certain information for the fiscal year ended September 30, 2002, 2001 and 2000 concerning the compensation of Kenneth Plotkin, Chairman of the Board,

Chief Executive Officer, Vice President of Marketing, and Director of the Company, Dean Cirielli, President and Chief operating officer, John Casey, Vice President of Technology of the Company and Gerald Tucciarone, Chief Financial Officer and Treasurer of the Company. No other Executive Officer of the Company had a combined salary and bonus in excess of $100,000 for the fiscal year ended September 30, 2002.

======================================================================================================================
                                                         Annual Compensation                  Long Term Compensation
-------------------------------------------------------------------------------------------------------------------------
                                                                          Other Annual       Common Shares Underlying
  Name and Principal Position       Year        Salary         Bonus      Compensation           Options Granted
-------------------------------------------------------------------------------------------------------------------------
                                    2002      $180,100          -0-          $6,000(1)                  -0-
        Kenneth Plotkin           ---------------------------------------------------------------------------------------
  Chairman of the Board, Chief      2001      $180,000          -0-          $6,000(1)                  -0-
    Executive Officer, Vice       ---------------------------------------------------------------------------------------
  President of Marketing, and       2000      $172,500        $89,055        $6,000(1)                50,000
            Director              ---------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
       Dean Cirielli (2)            2002       $70,000          -0-            -0-                    50,000
   President, Chief Operating     ---------------------------------------------------------------------------------------
            Officer
-------------------------------------------------------------------------------------------------------------------------
                                    2002      $130,100          5,000          -0-                    10,000
           John Casey             ---------------------------------------------------------------------------------------
  Vice President of Technology      2001      $128,365          -0-            -0-                     -0-
                                  ---------------------------------------------------------------------------------------
                                    2000      $110,000        $13,163          -0-                       500
                                  ---------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
                                    2002      $124,866          -0-            -0-                    10,000
       Gerald Tucciarone          ---------------------------------------------------------------------------------------
  Chief Financial Officer and       2001      $123,231          -0-            -0-                     -0-
           Treasurer              ---------------------------------------------------------------------------------------
                                    2000      $100,000         $9,872          -0-                     -0-
=========================================================================================================================

(1) Represents non-cash compensation in the form of the use of a car and related expenses.

(2)  Mr Cirielli joined the Company on May 1, 2002

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning individual grants of stock options granted during the fiscal year ended September 30, 2002:

------------------------------------------------------------------------------------------------------------------------
                      Number of          Percentage of       Exercise Price     Expiration Date          Grant Present
                      Common             Total Options                                                   Value $
                      Shares             Granted to
                      Underlying         Employees in
                      Option Granted     Fiscal Year
-------------------------------------------------------------------------------------------------------------------------
John Casey                 10,000              12.5%               $1.05        September 30, 2011       $5,400
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Gerald Tucciarone          10,000              12.5%               $1.05        September 30, 2011       $5,400
-------------------------------------------------------------------------------------------------------------------------
Dean Cirielli              50,000              40.0%               $1.94          April 30 , 2011        $50,000
-------------------------------------------------------------------------------------------------------------------------

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning the value of stock options unexercised as of September 30, 2002:

-------------------------------------------------------------------------------------------------------------------------
                           Number of Common                       Number of Common Shares         Value of Unexercised
                            Shares Acquired                        Underlying Unexercised       In-the-Money Options at
                              on Exercise                      Options at September 30, 2002       September 30, 2002
          Name                                Realized Value     Exercisable/Unexercisable     Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Kenneth Plotkin                   -0-               -0-               401,350/128,650                   -0-/-0-
-------------------------------------------------------------------------------------------------------------------------
Dean Cirielli                     -0-               -0-                   -0-/50,000                    -0-/-0-
-------------------------------------------------------------------------------------------------------------------------
John Casey                        -0-               -0-                36,500/16,000                    -0-/$10,500
-------------------------------------------------------------------------------------------------------------------------
Gerald Tucciarone                 -0-               -0-                18,000/26,000                    -0-/$10,500
-------------------------------------------------------------------------------------------------------------------------

Compensation of Directors

     Directors of the Company are not compensated solely for being on the Board of Directors. On October 17, 2001 each of Mr. Herman, Mr. Holmes and Mr. Kuperschmid was granted an option to purchase 10,000 shares of Common Stock of the Company, at an exercise price of $1.08 per share (for the purposes of the Company's 1996 Non-Qualified Stock Option Plan, the fair market value of the Company's Common Stock as of the date thereof), all of such options to be exerciseable immediately over a ten-year period commencing the October 17, 2002; and that such options are not intended to qualify as incentive stock options, as defined in section 422 of the of the Internal Revenue Code of 1986, as amended. See "Security Ownership of Certain Beneficial Owners and Management". It is the intention of the Company to issue non-qualified options in the future to non-employee directors. The By-Laws of the Company provide that directors of the Company may, by resolution of the Board, be paid a fixed sum and expenses for attendance at each regular or special meeting of the Board. No director's fees have been paid to date. The Certificate of Incorporation also provides, to the extent permitted by law, for certain indemnification of its directors.Employment Contracts; Termination of Employment and Change-in-Control Arrangements

     As of January 10, 1998, after the expiration of a prior employment agreement with the Company, Kenneth Plotkin entered into an employment agreement (the "1998 Employment Agreement") with the Company to serve in certain offices of the Company. The 1998 Employment Agreement provided for a three year term, which term automatically renews from year to year thereafter unless otherwise terminated by the Board of Directors or the executive. The 1998 Employment Agreement provided for an annual base salary of $125,000 during the first year, $150,000 during the second year, and $180,000 during the third year. For each Annual Period (as defined in the 1998 Employment Agreement) thereafter, the 1998 Employment Agreement provided that compensation shall be as mutually determined between the Company and the executive, but not less than that for the preceding Annual Period. In addition, the 1998 Employment Agreement provides for a bonus to be paid as follows: an amount equal to 2% of the Company's earnings, excluding earnings that are not from operations and before reduction for interest and income taxes ("EBIT"), for each fiscal year starting with the year ended September 30, 1998, provided that the Company's EBIT for the applicable fiscal year exceeds 120% of the prior fiscal year's EBIT, and if not, then 1% of the Company's EBIT. The determination of EBIT shall be made in accordance with the Company's audited filings with the Securities and Exchange Commission on its Form 10-KSB or Form 10-K. Pursuant to the 1998 Employment Agreement, on January 21, 1998, incentive stock options to acquire a total of 90,000 Common Shares each were granted to Mr. Plotkin, exercisable, beginning on January 21, 1999, in increments of 33 1/3% per year at $2.544 per share. Each increment of these options expires five (5) years after it first becomes exercisable. Also on January 21, 1998, pursuant to the 1998 Employment Agreement, non-qualified options to acquire a total of 60,000 Common Shares each were granted to Mr. Plotkin, exercisable immediately for a period of ten (10) years. These options expire as of January 20, 2008. The 1998 Employment Agreement further provides for disability benefits, the obligation of the Company to pay the premiums on a term life insurance policy or policies in the amount of $500,000 on the life of Mr. Plotkin owned by Mr. Plotkin or his spouse, or a trust for his respective benefit or for the benefit of his family, a car allowance of $500 per month, reasonable reimbursement for automobile expenses, and medical insurance as is standard for executives of the Company. The 1998 Employment Agreement further provides that the Company may apply for and own life insurance on the life Mr. Plotkin for the benefit of the Company, in such amounts as the Board of Directors of the Company may from time to time determine. As set forth in the 1998 Employment Agreement, the Company shall pay the premiums as they become due on any such insurance policies, and all dividends and any cash value and proceeds on such insurance policies shall belong to the Company. In the event of a termination of employment associated with a Change in Control of the Company (as defined in the 1998 Employment Agreements), a one-time bonus shall be paid to the executive equal to three times the amount of the executive's average annual compensation (including salary, bonus and benefits, paid or accrued) received by him for the thirty-six month period preceding the date of the Change of Control.

     As of May 1, 2002, Dean Cirielli entered into an Employment Agreement with the Company (the "Cirielli Employment Agreement"). The Cirielli Employment Agreement provides for a two-year term, unless terminated earlier by either Mr. Cirielli or the Company. The Cirielli Employment Agreement provides that Mr. Ciriellishall be paid an annual salary of $175,000 for the first year of the Cirielli Employment Agreement, with annual performance evaluations and upward adjustments as determined by the Compensation Committee of the Board of Directors, based on his performance. In addition, the Cirielli Employment Agreement provides that he shall also receive a yearly bonus totaling one percent of the operating income of the Company, provided that earnings are at least 120% of the prior fiscal year's earnings. Mr. Cirielli shall also receive a reasonable stock option package. Pursuant to the Cirielli Employment Agreement, the Company and Mr. Cirielli entered into a Relocation Package Agreement providing for, amongst other things, a relocation reimbursement of no more than $100,000. Such relocation reimbursement shall be paid as follows: (i) 50% of the Relocation Costs (as defined in his Relocation Package Agreement) or $50,000 (whichever is the lower) on or before he physically and permanently relocates to Long Island, NY, such date to be the date of signing a definitive sale and purchase agreement to either sell his existing residence or buy a house in the Long Island area, NY, whichever is the earlier (the "Relocation Date"), (ii) 25% of the Relocation Costs or $25,000 (whichever is the lower) on the first anniversary of the Relocation Date and (iii) 25% of the Relocation Costs or $25,000 (whichever is the lower) on the second anniversary of the Relocation Date.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

Common Stock

     The following table sets forth, to the knowledge of the Company based solely upon records available to it, certain information as of January 23, 2003, regarding the beneficial ownership of the Company's Common Stock (i) by each person who the Company believes to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) by each current Director, (iii) by each person listed in the Summary Compensation Table under "Executive Compensation" and (iv) by all current executive officers and Directors as a group:

Name of Management Person
and Name and Address
of Beneficial Owner                         Number                   Percent
-------------------                         ------                   -------
Kenneth Plotkin                      1,020,450(1)(4)(5)(7)            11.5%
91 Cabot Court
Hauppauge, NY 11788

Estate of Kenneth R. Aupperle(3)       603,220(2)(3)(4)(6)             6.8%
23 Sequoia Drive
Hauppauge, NY 11788

Laura Aupperle                         572,440(2)(3)(4)(6)             6.5%
23 Sequoia Drive
Hauppauge, NY 11788

Dorothy Plotkin                        558,560(1)(4)(7)                6.3%
21 Pine Hill Drive
Dix Hills, NY 11746

John Casey                             126,700(8)                      1.4%

Bernard Herman                          53,996(9)                       *

Gerald Tucciarone                       21,000(10)                      *

Steven J. Kuperschmid                   30,000(11)                      *

Clive Holmes                            17,500(12)                      *

Directors and executive officers
as a group (6 persons)               1,269,646(4)(5)(8)(9)            14.3%
                                              (10)(11)(12)

    ---------------------------------
    * Less than one (1%) percent.

(1) Dorothy Plotkin, wife of Kenneth Plotkin, beneficially owns 558,560 Common Shares or 6.3% of the outstanding Common Shares. Ownership of Common Shares by Mr. Plotkin does not include ownership of Common Shares by Mrs. Plotkin and ownership of Common Shares by Mrs. Plotkin does not include ownership of Common Shares by Mr. Plotkin.

(2) To the Company's knowledge, Laura Aupperle, the widow of Kenneth R. Aupperle, beneficially owns 572,440 Common Shares, or 6.5% of the outstanding Common Shares. Ownership of Common Shares by the Estate of Kenneth R. Aupperle does not include ownership of Common Shares by Laura Aupperle and ownership of Common Shares of Laura Aupperle does not include ownership of Common Shares by the Estate of Kenneth R. Aupperle.

(3) The Company is unaware of any filings made by the Estate of Kenneth R. Aupperle with the Securities and Exchange Commission. The Company has assumed that any securities of the Company beneficially owned by Mr. Aupperle prior to his death, and of which the Company is aware, are now beneficially owned by the Estate of Kenneth R. Aupperle.

(4) One presently exercisable warrant has been issued for 120,000 Common Shares to LADOKK Realty Co. ("LADOKK"), a partnership, which prior to Mr. Aupperle's death, consisted of Kenneth Plotkin, Dorothy Plotkin, Kenneth Aupperle and Laura Aupperle. Mr. Plotkin expressly disclaims any percentage interest in the warrant other than that which represents his percentage interest in the partnership, which is equal to 30,000 Common Shares. The Company has assumed that the Estate of Kenneth R. Aupperle now owns the interest which Mr. Aupperle formerly had in LADOKK.

(5) Includes 180,000 Common Shares issuable upon the exercise of currently exercisable non-qualified stock options granted on January 10, 1995 and exercisable until September 29, 2006, which options were part of an overall grant of a non-qualified stock option to purchase 300,000 Common Shares at $1.575 per share. Also includes 105,400 Common Shares issuable upon the exercise of currently exercisable non-qualified options and 115,950 Common Shares issuable upon the exercise of currently exercisable incentive stock options. Does not include 120,000 Common Shares issuable upon the exercise of currently unexercisable non-qualified stock options and 8,650 Common Shares issuable upon the exercise of currently unexercisable incentive stock options.

(6) Does not include 50,000 Common Shares, in the aggregate, owned by Mr. Aupperle's brother, as custodian for each of Mrs. Aupperle's minor children (25,000 Common Shares to each minor child) under the New York Uniform Gifts to Minors Act.

(7) Does not include 18,000 Common Shares owned by the Plotkins' adult daughter. Does not include 25,000 Common Shares, owned by Mr. Plotkin's father as custodian for the Plotkins' minor child under the New York Uniform Gifts to Minors Act. Each of Mr. and Mrs. Plotkin disclaim beneficial ownership of all such 43,000 Common Shares.

(8) Includes 36,500 Common Shares issuable upon the exercise of currently exercisable incentive stock options. Does not include 16,000 Common Shares issuable upon the exercise of currently unexercisable incentive stock options.

(9) Includes 30,000 Common Shares issuable upon the exercise of currently exercisable non-qualified stock options.

(10) Includes 18,000 Common Shares issuable upon the exercise of currently exercisable incentive stock options. Does not include 26,000 Common Shares issuable upon the exercise of currently unexercisable incentive stock options.

(11) Includes 30,000 Common Shares issuable upon the exercise of currently exercisable non-qualified stock options.

(12) Includes options to purchase 17,500 Common Shares. Does not include 3,333 Common Shares issuable upon the exercise of currently unexercisable non-qualified stock options.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company occupies a 25,000 square foot facility at 91 Cabot Court, Hauppauge, New York which it uses as its executive offices and for the testing, storage, and shipping of its products. The Company considers the premises to be suitable for all its needs. The building is owned by LADOKK Realty Co., a partnership, which prior to Mr. Aupperle's death, consisted of Kenneth Plotkin, Dorothy Plotkin, Kenneth Aupperle and Laura Aupperle, and is leased to the Company under a lease agreement expiring on January 31, 2006 with an option of the Company to extend the lease for an additional three years. Rent is currently at the annual rate of $410,909 and will increase to $431,454 per year on February 1, 2003. The rent is payable in equal monthly installments and increases at a rate of 5% per year on February 1 of each year thereafter including during the option period. The premises are subject to two mortgages which have been guaranteed by the Company upon which the outstanding principal amount due as of September 30, 2002 was $819,318. The Company pays the taxes and operating costs of maintaining the premises.

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

     Pursuant to an agreement dated July 26, 2002, Kiwi Partners Securities Inc., of which Mr. Holmes is Chairman and Chief Executive Officer, agreed to provide investment banking services to the Company with respect to the negotiation of a transaction. Pursuant to such agreement, during the fiscal year ended September 30, 2002, the Company has paid Kiwi Partners Securities Inc. an aggregate of $25,000 and has agreed to pay additional fees, on a contingent basis, as follows: (i) upon the rendering of a fairness opinion, if any, a fee of $50,000; (ii) with respect to the rendering of an additional fairness opinion, if any, a fee of $25,000; (iii) in the event of the consummation of a transaction, if any, a fee in the amount of $150,000; and (iv) if a transaction is not completed and the Company receives a breakup fee, lock up or similar fee, an amount equal to 50% of such fee. In addition, the Company has agreed to reimburse Kiwi Partners Securities Inc. for its reasonable out-of-pocket expenses and disbursements.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly endorsed.

                              HAUPPAUGE DIGITAL INC.

                              By: /s/ Gerald Tucciarone   Date: January 28, 2003
                                 ----------------------         ----------------
                                 GERALD TUCCIARONE
                                 Treasurer and Chief
                                 Financial Officer