Form 10-Q
period 2002-12-31
HAUPPAUGE DIGITAL INC
filed 2003-02-13
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from _______ to ________

                         Commission file number 1-13550

                             HAUPPAUGE DIGITAL, INC.
             (Exact name of registrant as specified in its charter)
                    ----

                Delaware                             11-3227864
                (State or other jurisdiction of (I.R.S. Employer
               Incorporation or organization) Identification No.)

                    91 Cabot Court, Hauppauge, New York 11788
                    (Address of principal executive offices)

                                 (631) 434-1600
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes    X             No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
                                     Yes                   No  X


As of January 31, 2003, 8,863,265 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares.










                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION


Item 1.Financial Statements
                                                                                                                  Page No.

Condensed Consolidated Balance Sheets -                                                                               3
   December 31,  2002 (unaudited) and September 30, 2002

Condensed Consolidated Statements of Income -
  Three  Months ended December 31, 2002 (unaudited) and 2001 (unaudited)                                              4

Condensed Consolidated Statements of  Other Comprehensive Income -
  Three months ended December 31, 2002 (unaudited) and 2001 (unaudited)                                               5

Condensed Consolidated Statements of Cash Flow-
  Three  Months ended December 31, 2002 (unaudited) and 2001 (unaudited)                                             6

Notes to Condensed Consolidated Financial Statements                                                                 7-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                       10-17

Item 3. Quantitative and Qualitative Disclosures about Market Risks                                                   18

Item  4. Control and Procedures                                                                                       19

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                            19

Item 6.  Exhibits and Reports on form 8-K                                                                             19

SIGNATURES                                                                                                            20

CERTIFICATIONS                                                                                                      21-22


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,
                                                                                      2002              September 30,
                                                                                   (Unaudited)           2002
                                                                                   -----------------------------------------
                                          ASSETS

 Current Assets:
     Cash and cash  equivalents                                                    $   5,297,777          4,964,522
     Accounts receivable, net of various allowances  of  $2,887,000                    8,234,513          5,182,738
      Income taxes receivable                                                            501,000            501,000
     Inventories                                                                      11,091,471          8,091,495
     Prepaid expenses and other current assets                                           592,753            416,734
                                                                                   -----------------------------------------
                                                                                   -----------------------------------------
                Total current assets                                                  25,717,514          19,156,489

     Property, plant and equipment, net                                                  592,716             611,054
     Security deposits and other non current assets                                       78,376              78,616
                                                                                   -----------------------------------------
                                                                                   $  26,388,606        $ 19,846,159
                                                                                   -----------------------------------------
                                                                                   -----------------------------------------
Liabilities and  Stockholders' Equity:

 Current Liabilities:
    Accounts payable                                                               $  11,630,005           6,105,588
    Accrued expenses                                                                   2,171,257           1,442,475
    Income taxes payable                                                                 352,539             331,484
                                                                                   -----------------------------------------
              Total current liabilities                                               14,153,801           7,879,547

 Stockholders' Equity
    Common stock $.01 par value; 25,000,000 shares authorized, 9,397,960
          and 9,392,164  issued, respectively                                             93,980              93,923
     Additional paid-in capital                                                       12,248,722          12,233,170
     Retained earnings                                                                 1,570,491             914,019
     Accumulated other comprehensive income ( loss)                                     (181,172)            187,074
    Treasury Stock, at cost, 542,067, and 514,317 shares, respectively                (1,497,216)         (1,461,574)
                                                                                   -----------------------------------------
             Total stockholders' equity                                               12,234,805          11,966,612
                                                                                   -----------------------------------------
                                                                                   $  26,388,606         $19,846,159
                                                                                   -----------------------------------------
                                                                                   -----------------------------------------


 See accompanying notes to consolidated financial statements


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                                                ------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                     Three months ended  December31,
                                                                                    ----------------------------------
                                                                                           2002            2001
                                                                                    ----------------------------------

Net Sales                                                                            $ 15,520,486        $ 12,062,800
Cost of Sales                                                                          11,599,524           9,143,774
                                                                                    ---------------------------------
    Gross Profit                                                                        3,920,962           2,919,026

Selling, General and  Administrative Expenses                                           2,706,302           2,166,759
Research & Development Expenses                                                           493,073             359,024
                                                                                    ---------------------------------
    Income from operations                                                                721,587             393,243

Other Income (expense):
  Interest income                                                                           5,971               9,290
  Foreign currency                                                                        (12,347)              7,581
  Non operational USD to Euro currency re-measurement                                     (32,256)           (103,632)
                                                                                    ---------------------------------
Other income (expense)                                                                    (38,632)            (86,761)
                                                                                    ---------------------------------
      Income before taxes on income                                                       682,955             306,482
Tax provision                                                                              26,483              22,500
                                                                                    ---------------------------------
      Net income                                                                      $   656,472       $     283,982
                                                                                    ---------------------------------
                                                                                    ---------------------------------
Net income per shares:
    Basic                                                                                   $0.07              $0.03
    Diluted                                                                                 $0.07              $0.03
                                                                                    ---------------------------------
                                                                                    ---------------------------------


          See accompanying notes to consolidated financial statements

                                       4

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME


                                               Three months  ended  December 31,
                                                   2002             2001
                                                   -----            -----
Net income                                       $ 656,472         $283,982
Forward exchange contracts marked to market       (518,974)             -

Foreign currency translation gain  (loss)          150,728           (5,017)

                                                -------------------------------
Other  comprehensive income                       $288,226         $278,965
                                                -------------------------------
                                                -------------------------------





See accompanying notes to consolidated financial statements


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                         Three months ended  December 31,

                                                                          2002                  2001
                                                                     ------------------------------------
  Net income                                                            $656,472             $283,982
                                                                     ------------------------------------
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                        69,708               83,614
     Provision for uncollectible accounts receivable                           -               10,000
     Other non cash items                                                  9,741               13,451
  Changes in current assets and liabilities:
      Accounts receivable                                             (3,420,021)          (1,173,501)
      Inventories                                                     (2,999,976)           1,171,783
      Prepaid expenses and other current assets                         (176,019)             106,048
     Accounts payable and other current liabilities                    6,274,254             (229,247)
                                                                     ------------------------------------
        Total adjustments                                               (242,313)             (17,852)
                                                                     ------------------------------------
  Net cash provided by operating activities                              414,159              266,130
                                                                     ------------------------------------

Cash Flows From Investing Activities:
    Purchases of property, plant and equipment                           (51,370)             (22,453)
                                                                     ------------------------------------
      Net cash used in investing activities                              (51,370)             (22,453)
                                                                     ------------------------------------

Cash Flows From Financing Activities:
    Proceeds from employee stock purchases                                 6,108                8,933

    Purchase of treasury stock                                           (35,642)             (37,081)
                                                                     ------------------------------------
        Net cash used in  financing activities                           (29,534)             (28,148)
                                                                     ------------------------------------
        Net increase in cash and cash equivalents                        333,255              215,529

Cash and cash equivalents, beginning of period                         4,964,522            4,422,239
                                                                     ------------------------------------
Cash and cash equivalents, end of period                           $   5,297,777        $   4,637,768
                                                                     ------------------------------------
                                                                     ------------------------------------
Supplemental disclosures:
   Income taxes paid                                               $       4,945        $      14,660
                                                                     ------------------------------------
                                                                     ------------------------------------


 See accompanying notes to consolidated financial statements
                                       6

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of  Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month period ended December 31, 2002 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2002 Form 10-K.


The operating results for the three month period ended December 31 , 2002 are not necessarily indicative of the results to be expected for the September 30, 2003 year end.

Note 2.    Derivative Financial   Instruments

The strength or weakness of the U.S. dollar against the Euro and British Pound Sterling impacts our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. dollars). We use derivatives to reduce our exposure to fluctuations in foreign currencies. Foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying forecasted sales transactions with customers. As of December 31, 2002, we had foreign currency contracts outstanding of approximately $5,761,700 against the delivery of the Euro. The contracts expire through April 2003. Our accounting policies for these instruments are based on its designation of such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". As of December 31, 2002, a deferred loss of $328,055, reflecting the net mark to market loss of our derivatives was recorded on the balance sheet.

For the three months ended December 31, 2002 and 2001, we recorded approximately $ 549,600 as a decrease to net sales and $34,700 as an increase to net sales related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts.

Note 3.  Inventories

Inventories have been valued at the lower of average cost or market. The components of inventory consist of:

                                   December 31,            September 30,
                                      2002                     2002
                                      ----                      ----
     Component Parts              $ 4,883,341               $2,842,460
     Work in Progress                     -                     42,616
     Finished Goods                 6,208,130                5,206,419
                                    ---------                ---------
                                  $11,091,471               $8,091,495
                                  ===========               ==========


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4.  Net Income Per  Share

Basic net income per share  includes no dilution and is computed by dividing net income by the  weighted  average  number of common  shares  outstanding  for the period. Diluted net income per share reflects, in the periods in which they have a dilutive  effect,  the  dilution  which would occur upon the exercise of stock options.  A reconciliation  of the shares used in calculating  basic and diluted
net income per share is as follows:                                              Three Months Ended
                                                                                    December  31,
                                                                                    -------------
                                                                                  2002         2001
                                                                                  ----         -----
 Weighted average shares outstanding-basic                                     8,858,431      8,886,472

 Number of shares issued on the assumed exercise of stock options                 19,750        218,987
                                                                               ---------      ---------
 Weighted average shares outstanding-diluted                                   8,878,181      9,105,459
                                                                               =========      =========






Options to purchase 1,462,826 and 820,681 shares of common stock at prices ranging $1.35 to $ 10.06 and $2.31 and $10.06, respectively, were outstanding for the three month period ending December 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 5.  Accumulated other comprehensive income ( loss)

The Euro is the functional currency of the Company's European subsidiary, Hauppauge Digital Europe S.a.r.l. Assets and liabilities of this subsidiary are translated to U.S. dollars at the exchange rate in effect at end of each reporting period, while equity accounts are translated to U.S. dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. These translation gains losses are recorded on the balance sheet under accumulated other comprehensive income.

The  company  uses  forward  exchange   contracts  to  reduce  our  exposure  to
fluctuations in foreign currencies. Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end spot rate. The Company qualifies for cash flow hedge accounting as prescribed under FAS 133, which allows the Company to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income.

As of December 31, 2002, appearing in the equity section under " Accumulated other comprehensive income (loss)" was a deferred loss of $181,172, which consisted of a deferred translation gain of $146,883 and a deferred loss of $328,055 on the difference between the value of our open forward exchange contracts at the contract rates versus the same contracts valued at the period ending spot rate.

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

In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards Board ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 ." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. Due to the recent release of this pronouncement, management has not yet determined whether the Company will adopt this voluntary change.


Item 2.    Management's Discussion and Analysis of   Financial Condition and
----------------------------------------------------------------------------
Results of Operations Three Month Period ended December 31, 2002 compared to
----------------------------------------------------------------------------
December 31, 2001
-----------------
                                                             Three          Three
                                                            Months          Months
                                                             Ended          Ended    Variance         Percentage of sales
                                                          12/31/02         12/31/01    $             2002    2001  Variance
                                                         ----------       ----------   ---           ----    ----  --------


Net Sales                                               $ 15,520,486     12,062,800    3,457,686     100.0%  100.0%       0
Cost of sales                                             11,599,524      9,143,774    2,455,750      74.7%   75.8%     -1.1%
                                                         -----------     ----------   ----------      -----   -----      -----
Gross Profit                                               3,920,962      2,919,026    1,001,936      25.3%   24.2%      1.1%
Gross Profit %                                                25.3%          24.2%         1.1%

Costs:
Sales & Marketing                                          1,863,012      1,378,019      484,993      12.0%   11.4%      0.6%
Technical Support                                             98,360         97,235        1,125       0.6%    0.8%     -0.2%
General & Administrative                                     744,930        691,505       53,425       4.8%    5.7%      -0.9%
                                                          ----------       --------      -------       ----    ----      -----
Total Selling General and Administrative costs             2,706,302      2,166,759      539,543      17.4%   17.9%      -0.5%
Research & Development                                       493,073        359,024      134,049       3.2%    3.0%       0.2%
                                                          ----------       --------     --------       ----    ----       ----
Total Costs                                                3,199,375      2,525,783      673,592      20.6%   20.9%      -0.3%
                                                          ----------     ----------     --------      -----   -----      -----
Net operating income                                         721,587        393,243      328,344       4.7%    3.3%       1.4%

Other income (expense)
----------------------
Interest income                                                5,971          9,290      (3,319)       0.0%    0.1%      -0.1%
Foreign currency                                             (12,347)         7,581     (19,928)      -0.1%    0.1%      -0.2%
Non operational USD to Euro re-measurement  (loss)           (32,256)      (103,632)     71,376       -0.2%   -0.9%       0.7%
                                                            ---------      ---------     -------      -----   -----       ----
  Total other income (expense)                               (38,632)       (86,761)     48,129       -0.3%   -0.7%       0.4%
                                                            --------       --------      -------      -----   -----       ----
Income  before taxes                                         682,955        306,482      376,473       4.4%    2.6%       1.8%
Taxes on income                                               26,483         22,500        3,983       0.2%    0.2%       0.0%
                                                           ---------        -------       ------       ----    ----       ----
Net income                                               $   656,472    $   283,982   $  372,490       4.2%    2.4%       1.8%
                                                         ===========    ===========   ==========       ====    ====       ====


Net sales for the three months ended December 31, 2002 increased $3,457,686 compared to December 2001. Domestic and European sales increased by $1,921,556 and $1,643,014 while Asian sales decreased $106,884 as follows:


                                                                        Increase
                                                                       (decrease)        Increase            Percentage of sales
Location                       Three Months      Three Months            Dollar         (decrease)           geographic region
--------                      ended 12/31/02     ended 12/31/01         Variance        Variance %            2002       2001
                              --------------     --------------         --------        ----------            -----      ----

Domestic                     $   4,480,128        $   2,558,572      $   1,921,556          75%                29%         21%
Europe                          10,854,699            9,211,685          1,643,014          18%                70%         76%
Asia                               185,659              292,543           (106,884)        -37%                 1%          3%
                                  --------             --------          ---------         ----                ---         ---
  Total                     $   15,520,486        $  12,062,800      $   3,457,686          29%               100%        100%
                             ==============       =============      =============          ===               ====        ====


     The primary forces contributing to the sales increase were:

o Introduction of Digital Entertainment Center product in Europe
o Sales of new generation personal video recorder product
o Sales of Digital Video Satellite products in Europe
o Analog and personal video recorder OEM sales
o Strong sales of our USB external TV tuner boards

-----------------------------------------------------------------------

Net sales to domestic customers were 29% of net sales for the quarter ended December 31, 2002 compared to 21% for the quarter ended December 31, 2001. Net sales to European customers were 70% of net sales compared to 76% for the same quarter of last year. Net sales to Asian customers were 1% compared to 3%.

Gross profit increased $1,001,936 for the three months ended December 31, 2002. Gross profit percentage for the three months ended December 31, 2002 was 25.36% compared to 24.20% for the prior year's first quarter.

The increases and (decreases) in the gross profit are detailed below:
                                                                    Increase
                                                                   (decrease)
                                                                   ----------
Due to  increased sales                                           $ 1,083,015
Due to lower margins on assembled boards                              (20,192)
Due to increases in labor related and other costs                     (60,887)
                                                                     --------
      Total  increase  in margins                                  $1,001,936
                                                                   ==========

The increase in gross profit percentage of 1.06% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001:
                                                                    Increase
                                                                   (decrease)
                                                                   ----------
Decrease in margin on assembled boards                               (0.13)%
Labor related and other costs as a lower percent of sales             1.19%
                                                                      ----
Net increase                                                          1.06%
                                                                      =====

 Items contributing to the decrease in margin on assembled boards were:

o A higher percentage of OEM sales during the first quarter of fiscal 2003. OEM sales during the first quarter of fiscal 2002 were minor

o    Product mix of sales with lower margins


For the three months ended December 31, 2002, the increase in the gross profit percent of 1.19% related to labor related and other costs was due to the percentage increase in sales of 28.66% being in excess of the percentage increase in labor related and other costs of 7.09%, resulting in a decline in labor related and other costs as a percentage of net sales

The  chart  below   illustrates   the   components   of  Selling,   General  and
Administrative expenses:


                                       Three months ended December 31,
                                       -------------------------------
                                               Dollar Costs                                            Percentage of Sales
                                       ----------------------------------------------------------------------------------------
                                                                          Increase                                   Increase
                                     2002             2001               (Decrease)            2002       2001      (Decrease)
                                     ----             ----               ----------           -----       ----      ----------
Sales and Marketing               $1,863,012        $1,378,019            $484,993            12.0%       11.4%         0.6%
Technical  Support                    98,360            97,235               1,125             0.6%        0.8%        -0.2%
General and Administrative           744,930           691,505              53,425             4.8%        5.7%        -0.9%
                                    --------          --------             ------             ----       -----         -----
    Total                         $2,706,302        $2,166,759           $ 539,543            17.4%       17.9%        -0.5%
                                  ==========        ==========           =========           ======      ======        ======




Results of operations  December 31, 2002 and  2001-continued

Selling General and Administrative expenses increased $539,543 from the prior year's first quarter. As a percentage of sales, Selling, General and Administrative expenses decreased by 0.5% when compared to the three months ended December 31, 2001.

The increase in Sales and Promotional expense of $484,993, which accounted for about 90% of the total increase in Selling, General and Administrative expenses, was mainly due to:

o Higher advertising costs of $353,047 due to higher sales based co-operative advertising, higher customer rebate realization and increased special promotions
o    Higher  commissions  payments of $69,997 due to increased sales
o    Increased European sales office costs of $124,557
o Lower trade show costs of $67,137 due to smaller show presence and frequency


The increase in General and Administrative expenses of $53,425 was primarily due to:

o    Addition of senior executive officer $43,927
o    Higher legal costs of $20,056
o Decreased amortization costs of $13,906 due to amortization in full of an intangible asset during fiscal 2002

Research and Development expenses increased $134,049 or approximately 38%. The increase was mainly due to higher compensation costs attributable to additional staff and increased material and contract services cost for current development projects.

Other income (expense)

Net other expense for the three months ended December 31, 2002 was $38,632 compared to net other expense of $86,761 for the three months ended December 31, 2001 as detailed below:


                                                                                Three months ended December 31,
                                                                                    2002             2001
                                                                                    ----             ----
 Interest income                                                                $  5,971          $  9,290
 Foreign currency transaction gains (losses)                                     (12,347)            7,581
 Non operational USD to Euro currency re-measurement                             (32,256)         (103,632)
                                                                                ---------        ---------
  Total other income  (expense)                                                 $(38,632)        $ (86,761)
                                                                                =========        ==========

The decrease in total other expense was due to the lower losses resulting from the Non Operational USD to Euro Currency Re-measurements offset by lower interest income due to lower investment yields.

Non Operational USD to Euro Currency Re-measurement results from the revaluing from U.S. dollars to Euros any U.S. dollar denominated assets and liabilities on the books of our Luxembourg based subsidiary, Hauppauge Digital Europe S.a.r.l.. Since the functional currency of Hauppauge Digital Europe S.a.r.l. is the Euro, any asset, liability or equity accounts which are invested in or purchased using U.S. dollars by Hauppauge Digital Europe S.a.r.l. need to be revalued into Euros at the end of each reporting period. This revaluation of U.S. dollar denominated accounts into Euros results in a non transactional re-measurement gain or loss, which we have classified as " Non operational USD to Euro currency re-measurement."

------------------------------------------------------------
Tax provision (benefit)

Our net tax provision for the three months ended December 31, 2002 and 2001 is as follows:


                                                          Three months ended December 31,
                                                               2002              2001
                                                              ------            ------
Tax (benefit) attributable to U.S operations                $(56,700)       $ (229,000)
Tax  expense  European operations                             26,483            22,500
Deferred tax asset valuation allowance                        56,700           229,000
                                                              -------          --------
Net tax provision                                           $ 26,483        $   22,500
                                                              ======          =========


Effective October 1, 1999, we restructured our foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity which services our European customers. The new structure created separate domestic and foreign tax entities, with the Luxembourg entity paying a license fee to our domestic operation for use of the Hauppauge name. For the last three fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of December 31, 2002 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the current quarter's loss from domestic operations.

Accumulated other comprehensive income (loss)

The Euro is the functional currency of the Company's European subsidiary, HDE Sarl. Assets and liabilities of this subsidiary are translated to U.S. dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. These translation gains losses are recorded on the balance sheet under accumulated other comprehensive income

The  Company  uses  forward  exchange   contracts  to  reduce  our  exposure  to
fluctuations in foreign currencies. Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate. The Company qualifies for cash flow hedge accounting as prescribed under FAS 133, which allows the Company to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income

As of December 31, 2002, appearing in the equity section under " Accumulated other comprehensive income (loss)" was a deferred loss of $181,172, which consisted of a deferred translation gain of $146,883 and a deferred loss of $328,055 on the difference between the value of our open forward exchange contracts at the contract rates versus the same contracts valued at the period ending spot rate.

The components of accumulated other comprehensive income (loss) as of December 31, 2002 are shown below:

                                                                                                     October-December     Ending
                                                                            Beginning Balance             Other           balance
                                                                                As of                  comprehensive       As of
                                                                                9/30/02                income (loss)     12/31/02
                                                                            -----------------        ---------------     --------
Translation gains (loss) on Hauppauge Digital Europe S.a.r.l Euro accounts    $ ( 3,845)               $ 150,728         $ 146,883
translated to USD
Mark to market gains (loss) per FAS 133 on open foreign currency contracts       190,919                (518,974)         (328,055)
                                                                                -------                 ---------        ----------
Accumulated other comprehensive income (loss)                                  $ 187,074              $ (368,246)       $ (181,172)
                                                                               =========               ===========      ===========


-------------------------------------------------------------

As a result of all of the above items mentioned in the Management's Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $656,472 for the three months ended December 31, 2002, which resulted in basic and diluted net income per share of $0.07 on weighted average basic and diluted shares of 8,858,431 and 8,878,181, respectively, compared to a net income of $283,982 for the three months ended December 31, 2001, which resulted in basic and diluted net loss per share of $0.03 on weighted average basic and diluted shares of 8,886,472 and 9,105,459, respectively. Options to purchase 1,462,826 and 820,681 shares of common stock at prices ranging from $1.35 to $
10.06 and from $2.31 to $10.06, respectively, were outstanding for the three month period ending December 31, 2002 and 2001, respectively, but were not included in the computation of diluted net income or net loss per share because they were anti-dilutive.

Seasonality
-----------

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our fourth fiscal quarter (July to September). In addition, our international sales, mostly in the European market, were 73%, 77% and 71 % of sales for the years ended September 30, 2002, 2001 and 2000, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period.

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonality of retail sales.

Liquidity and Capital Resources

Our cash, working capital and stockholders' equity position is disclosed below:

                                  December 31            September 30
                                     2002                     2002
                                   -------                    ----

Cash                           $   5,297,777          $   4,964,522
Working Capital                   11,563,713             11,276,942
Stockholders' Equity              12,234,805             11,966,612

We had cash and cash equivalents as of December 31, 2002 of $5,297,777, an increase of $333,255 over September 30, 2002.

The increase was due to:

Net income adjusted for non cash items                                  $735,921
Increase in accounts payable and other current liabilities             6,274,254
Proceeds from employee stock purchases                                     6,108
Less cash used for:
Increase in accounts receivable                                      (3,420,021)
Increase in inventories                                              (2,999,976)
Increase in prepaid expenses and other current assets                  (176,019)
Purchases of fixed assets                                               (51,370)
Purchase of treasury stock                                              (35,642)
                                                                        --------
   Net increase in cash                                                 $333,255
                                                                        ========

Net cash of $414,159 provided by operating activities was primarily due an increase in accounts payable and other current liabilities of $6,274,254 and net income adjusted for non cash items of $735,921, offset somewhat by cash used to fund increases in accounts receivable of $3,420,021, increase in inventory of $2,999,976 and increases in prepaid assets and other current assets of $176,019. The increase in accounts receivable was the result of an increase in sales of $3,457,686 for the three months ended December 31, 2002 over the three months ended December 31, 2001.

-----------------------------------------

Cash of $51,370 and $35,642 was used to purchase fixed assets and purchase treasury stock. Proceeds from the stock purchased by employees through the employee stock purchase plan provided additional cash of $6,108.

On April 5, 2001 the Company extended its agreement with Chase Manhattan Bank, to provide it with a $6,500,000 credit facility. The facility is secured by our assets, and expired in fiscal 2002. It is the intention of the Company to procure a new credit facility on terms acceptable to the Company.

On November 8, 1996, we approved a stock repurchase program. The program, as amended, authorizes the Company to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of December 31, 2002, we held 542,067 treasury shares purchased for $1,497,216 at an average purchase price of approximately $2.76 per share.


We believe that our cash and cash equivalents as of December 31, 2002 and our internally generated cash flow will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual Obligations
-----------------------------

The following table shows the Company's contractual obligations related to lease
obligations    as   of   December   31,    2002:

                                        Payments due by period
Contractual obligations            Total        1   year       1-3   years
Operating lease obligations     $ 2,257,425    $ 664,677       $ 1,592,748


Critical Accounting Policies and Estimates
------------------------------------------

Financial Reporting Release No. 60, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.

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

Management's Estimates
----------------------

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, management evaluates

Critical Accounting Policies and Estimates-continued
----------------------------------------------------

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

Translation of assets and liabilities denominated in non functional currencies on our European financial statements
------------------------------------

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

Inflation
---------

While inflation has not had a material effect on our operations in the past, there can be no assurance that we will be able to continue to offset the effects of inflation on the costs of our products or services through price increases to our customers without experiencing a reduction in the demand for our products; or that inflation will not have an overall effect on the computer equipment market that would have a material affect on us

Euro
----

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

Recent Accounting Pronouncements
--------------------------------

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

In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards Board ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 ." SFAS No. 148 amends SFAS No. 123,

-------------------------------------------

"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. Due to the recent release of this pronouncement, management has not yet determined whether the Company will adopt this voluntary change.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks
--------------------------------------------------------------------

Derivatives and Hedging Activities
----------------------------------

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

The strength or weakness of the U.S. dollar against the Euro and British Pound Sterling impacts our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. dollars). We use derivatives to reduce our exposure to fluctuations in foreign currencies. Foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying forecasted sales transactions with customers. As of December 31, 2002, we had foreign currency contracts outstanding of approximately $5,761,700 against the delivery of the Euro. The contracts expire through April 2003. Our accounting policies for these instruments are based on its designation of such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". As of December 31, 2002, a deferred loss of $328,055 reflecting the net mark to market loss of our derivatives was recorded on the balance sheet.

For the three months ended December 31, 2002 and 2001, we recorded approximately $ 549,600 as a decrease to net sales and $34,700 as an increase to net sales related to the changes in the fair value of our derivative contracts.

Item 4. Controls and Procedures
--------------------------------

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

Special Note Regarding Forward Looking Statements
-------------------------------------------------

Certain statements in this Release constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those described in the Company's filings with the Securities and Exchange Commission, including but not limited to the Company's Annual Report in Form 10-K for the fiscal year ended September 30, 2002.

PART II.  OTHER INFORMATION
---------------------------

Item 1  Legal Proceedings
        -----------------


Reference is made to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 for a discussion of certain legal proceedings.

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


                             HAUPPAUGE DIGITAL, INC.
                             ----------------------
                                   Registrant




Date:  February 13, 2003                 By:  /s/ Kenneth Plotkin
       -----------------                     ----------------------
                                             KENNETH  PLOTKIN
                                             President and
                                             Chief Executive Officer



Date:  February 13, 2003                  By:/s/ Gerald Tucciarone
       -----------------                     ------------------------
                                             GERALD TUCCIARONE
                                             Treasurer and Chief
                                             Financial Officer

                                 CERTIFICATIONS
                                 --------------

I, KENNETH PLOTKIN, certify that:

1. I have reviewed this quarterly report on Form 10-Q of HAUPPAUGE DIGITAL, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       By: /s/Kenneth Plotkin           Date: February 13, 2003
                           ------------------                 -----------------
                           KENNETH PLOTKIN
                           Chief Executive Officer and Director



I,  GERALD TUCCIARONE, certify that:

1. I have reviewed this quarterly report on Form 10-Q of HAUPPAUGE DIGITAL, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                            By:/s/Gerald Tucciarone      Date: February 13, 2003
                               --------------------            -----------------
                               GERALD TUCCIARONE
                               Treasurer and Chief Financial Officer