Form 10-Q
period 2003-03-31
HAUPPAUGE DIGITAL INC
filed 2003-05-15
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31,  2003

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

                                 (631) 434-1600
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No
                                        -         --
Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act) Yes      No  X
                                               --       -

As of April 28, 2003, 8,863,265 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION


Item 1.Financial Statements                                             Page No.

Condensed Consolidated Balance Sheets-
   March 31, 2003 (unaudited) and September 30, 2002                           3

Condensed Consolidated Statements of Income-
   Six Months ended March 31, 2003 (unaudited) and 2002 (unaudited)            4

Condensed Consolidated Statements of Income-
   Three Months ended March 31, 2003 (unaudited) and 2002 (unaudited)          5

Condensed Consolidated Statements of Other Comprehensive Income -
   Three months and six months ended March 31, 2003 (unaudited)
   and 2002 (unaudited)                                                        6

Condensed Consolidated Statements of Cash Flow-
  Six Months ended March  31 , 2003 (unaudited) and 2002 (unaudited)           7

Notes to Condensed Consolidated Financial Statements                        8-12

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  13-25

Item 3. Quantitative and Qualitative Disclosures about Market Risks           25

Item  4. Controls and Procedures                                              26

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    26

Item 6.  Exhibits and Reports on form 8-K                                     26

SIGNATURES                                                                    27

CERTIFICATIONS                                                             28-29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements




                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         March 31,        September 30
                                                                                            2003               2002
                                                                                        (Unaudited)
                                                                               -----------------------------------------
Assets:

Current Assets:
    Cash and cash  equivalents                                                        $   4,660,775       $ 4,964,522
    Accounts receivable, net of various allowances  of  $2,887,000                        7,056,504         5,182,738
    Income taxes receivable                                                                 501,000           501,000
    Inventories                                                                           8,897,662         8,091,495
    Prepaid expenses and other current assets                                               612,278           416,734
                                                                               ---------------------------------------
               Total current assets                                                      21,728,219        19,156,489

    Property, plant and equipment, net                                                      599,093           611,054
    Security deposits and other non current assets                                           78,376            78,616
                                                                               ---------------------------------------
                                                                                       $  22,405,688      $19,846,159
                                                                               =======================================

Liabilities and  Stockholders'  Equity :

Current Liabilities:
    Accounts payable                                                                   $   7,209,169      $ 6,105,588
    Accrued expenses                                                                       2,144,443        1,442,475
    Income taxes payable                                                                     362,666          331,484
                                                                               ---------------------------------------
              Total current liabilities                                                    9,716,278        7,879,547

Stockholders' Equity
    Common stock $.01 par value; 25,000,000 shares authorized, 9,405,322
      and 9,392,164  issued, respectively                                                     94,053           93,923
    Additional paid-in capital                                                            12,265,542       12,233,170
    Retained earnings                                                                      1,831,006          914,019
    Accumulated other comprehensive income ( loss)                                            (3,975)         187,074
    Treasury Stock, at cost, 542,067, and 514,317 shares, respectively                    (1,497,216)      (1,461,574)
                                                                               ---------------------------------------
             Total stockholders' equity                                                   12,689,410       11,966,612
                                                                               ---------------------------------------
                                                                                      $   22,405,688      $19,846,159
                                                                               =======================================

See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED

                                   (UNAUDITED)


                                                                                         Six months ended March 31,
                                                                                    ----------------------------------
                                                                                              2003            2002
                                                                                    ----------------------------------

Net Sales                                                                                $29,439,344     $22,811,233
Cost of Sales                                                                             22,148,910      17,068,511
                                                                                    ---------------------------------
    Gross Profit                                                                           7,290,434       5,742,722

Selling, General and  Administrative Expenses                                              5,430,774       4,461,373
Research & Development Expenses                                                              941,324         723,437
                                                                                    ---------------------------------
    Income from operations                                                                   918,336         557,912

Other Income (expense):
  Interest income                                                                             10,005          21,628
  Foreign currency                                                                           (15,494)         18,036
  Non operational USD to Euro currency re-measurement                                         43,140         (54,140)
                                                                                    ---------------------------------
Other  income (expense)                                                                       37,651         (14,476)
                                                                                    ---------------------------------
      Income  before taxes on income                                                         955,987         543,436
Tax  provision                                                                                39,000          42,500
                                                                                    ---------------------------------
      Net income                                                                            $916,987        $500,936
                                                                                    =================================
Net income per shares:
    Basic and Diluted                                                                          $0.10           $0.06
                                                                                    =================================



     See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                       Three months ended March 31,
                                                                                    ---------------------------------
                                                                                              2003            2002
                                                                                    ---------------------------------

Net Sales                                                                                $13,918,858     $10,748,433
Cost of Sales                                                                             10,549,386       7,924,737
                                                                                    ---------------------------------
    Gross Profit                                                                           3,369,472       2,823,696

Selling, General and  Administrative Expenses                                              2,724,472       2,294,614
Research & Development Expenses                                                              448,251         364,413
                                                                                    ---------------------------------
    Income  from operations                                                                  196,749         164,669

Other  Income (expense):
  Interest   income                                                                            4,034          12,338
  Foreign currency                                                                            (3,147)         10,455
  Non operational USD to Euro currency re-measurement                                         75,396          49,492
                                                                                    ---------------------------------
Other  income (expense)                                                                       76,283          72,285
                                                                                    ---------------------------------
      Income  before taxes on income                                                         273,032         236,954
Tax  provision                                                                                12,517          20,000
                                                                                    ---------------------------------
      Net income                                                                           $ 260,515       $ 216,954
                                                                                    =================================

Net income  per shares:
    Basic and Diluted                                                                          $0.03           $0.02
                                                                                    =================================


           See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                            Three months  ended  March  31,
                                                               2003               2002
                                                               ----               ----

Net income                                                 $ 260,515           $ 216,954
Forward exchange contracts marked to market                  163,879                   -
Foreign currency translation gain  (loss)                     13,318            (105,381)
                                                     --------------------------------------------
Other  comprehensive income                                $ 437,712           $ 111,573
                                                     ============================================


                                                              Six months  ended  March  31,
                                                               2003               2002
                                                               ----               ----

Net income                                                 $ 916,987          $  500,936
Forward exchange contracts marked to market                 (355,095)                  -
Foreign currency translation gain  (loss)                    164,046           (110,398)
                                                     --------------------------------------------
Other comprehensive income                                 $ 725,938          $  390,538
                                                     ============================================


     See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                            Six months ended March  31,
                                                                             2003                2002

                                                                     ------------------------------------
  Net income                                                                 $916,987           $500,936
                                                                     ------------------------------------
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                            137,530            167,161
     Provision for uncollectible accounts receivable                                -             20,000
     Other non cash items                                                      19,241             20,008

   Changes in current assets and liabilities:

      Accounts receivable                                                  (2,064,815)         1,207,347
      Inventories                                                            (806,167)           384,022
      Prepaid expenses and other current assets                              (195,544)           (11,046)
     Accounts payable and other current liabilities                         1,836,731            146,490
                                                                     ------------------------------------
        Total adjustments                                                  (1,073,024)         1,933,982
                                                                     ------------------------------------
   Net cash (used in) provided by operating activities                       (156,037)         2,434,918
                                                                     ------------------------------------

Cash Flows From Investing Activities:
    Purchases of property, plant and equipment                               (125,569)           (46,503)
                                                                     ------------------------------------
       Net cash used in investing activities                                 (125,569)           (46,503)
                                                                     ------------------------------------

Cash Flows From Financing Activities:
    Proceeds from employee stock purchases                                     13,501             15,304
    Purchase of treasury stock                                                (35,642)           (41,011)
                                                                     ------------------------------------
        Net cash used in financing activities                                 (22,141)           (25,707)
                                                                     ------------------------------------
        Net( decrease)  increase in cash and cash equivalents                (303,747)         2,362,708

Cash and cash equivalents, beginning of period                              4,964,522          4,422,239
                                                                     ------------------------------------
Cash and cash equivalents, end of period                                 $  4,660,775        $ 6,784,947
                                                                     ====================================

Supplemental disclosures:
   Income taxes paid                                                     $      4,945        $    25,386
                                                                     ===================================

See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of  Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and six month periods ended March 31, 2003 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2002 Form 10-K.

The operating results for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the September 30, 2003 year end.

Note 2. Derivative Financial Instruments

The strength or weakness of the U.S. Dollar against the Euro and British Pound Sterling impacts our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. Dollars). We use derivatives to reduce our exposure to fluctuations in foreign currencies. Foreign currency forward contracts are used to hedge the foreign currency market exposures underlying forecasted sales transactions with customers. As of March 31, 2003, we had foreign currency contracts outstanding of approximately $3,716,900 against the delivery of the Euro. The contracts expire through June 2003. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income
(loss)". The Company recorded a deferred gain of $163,879 for the three months ended March 31, 2003. As of March 31, 2003, a deferred loss of $164,176, reflecting the cumulative mark to market loss of our derivatives, was recorded as a component of accumulated other comprehensive income on the balance sheet.

For the three months and six months ended March 31, 2003, we recorded a decrease in sales of $ 609,100 and $1,158,700, respectively, related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the three months and six months ended March 31, 2002, we recorded an increase in sales of $ 62,300 and $97,000, respectively, related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts

Note 3. Inventories

Inventories have been valued at the lower of average cost or market. The components of inventory consist of:

                                       March 31,             September 30,
                                        2003                     2002
                                        ----                     ----

     Component Parts                 $ 2,640,095             $2,842,460
     Work in Progress                          -                 42,616
     Finished Goods                    6,257,567              5,206,419
                                       ---------              ---------
                                      $8,897,662             $8,091,495
                                      ==========             ==========

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

                                                                        Three Months Ended              Six months Ended
                                                                              March  31,                   March 31,
                                                                          2003           2002         2003           2002
                                                                          ----           ----         ----           ----

 Weighted average shares outstanding-basic                              8,862,774     8,893,147     8,860,578     8,890,175
 Number of shares issued on the assumed exercise of stock options          97,047       127,184        57,357       174,622
                                                                        ---------     ---------     ---------     ---------
 Weighted average shares outstanding-diluted                            8,959,821     9,020,331     8,917,935     9,064,797
                                                                        =========     =========     =========     =========

Options to purchase 1,240,122 and 1,145,322 shares of common stock at prices ranging $1.47 to $ 10.06 and $1.91 and $10.06, respectively, were outstanding for the three month periods ending March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 1,455,425 and 1,025,822 shares of common stock at prices ranging $1.35 to $ 10.06 and $2.31 and $10.06, respectively, were outstanding for the six month periods ending March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive

Note 5.  Accumulated other comprehensive income ( loss)

The Euro is the functional currency of the Company's European subsidiary, Hauppauge Digital Europe Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the spot exchange rate in effect at end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of translating accounts at the spot, historical and average exchange rates results in foreign currency translation gains or losses. These translation gains losses are recorded on the balance sheet under accumulated other comprehensive income.

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

As of March 31, 2003, appearing in the equity section under " Accumulated other comprehensive income (loss)" was a deferred loss of $3,975, which consisted of a deferred translation gain of $160,201 and a deferred loss of $164,176 due to the mark to market losses on the difference between the value of our open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

The Company's Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6. Revenue Recognition

We sell through a sales channel which consist of retailers and distributors. Our prices are fixed consistently over the entire sales channel. The majority of our customers are granted open payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

The Company requires the customer to submit a purchase order to the Company. The price of the product and payment terms are fixed per the terms of the purchase order. Upon shipment of the order to the customer, the title to the goods is passed to the customer. The customer is legally obligated to pay for the order within the payment terms stated on the customer's purchase order. The obligation to insure the boards and the cost of any pilferage while in the customer's possession is the responsibility of the customer. The product we sell is a plug and play computer board that is stocked on the shelves of retailers, and is subject to the normal consumer traffic that retail stores attract. Aside from normal store promotions such as end-caps and advertisements in the store's circular, the Company has no further obligation to assist in the resale of the product.

The Company offers it customers a right of return, but does not offer stock balancing. Our accounting complies with SFAS 48 as typically at the end of every quarter, the Company, based on historical data, creates a sales reserve based on the previous six months sales. Due to seasonal nature of our business coupled with the changing economic environment, management exercises some judgement with regard to the historical data to arrive at the reserve.

Note 7. Product segment and Geographic Information

The Company sells a family or group of products called WinTV boards. Using a television signal source which can be either through a cable hookup, terrestrial antenna or digital satellite, the WinTV family of products allow a PC user to watch TV in a resizable window on their PC. Our products are either sold, or can be sold by the same retailers and distributors in our marketing channel, and are sold directly to OEM customers. The company evaluates its product lines under the functional categories of analog and digital products. Sales by functional category are as follows:

                                Three months ended March 31,          Six months ended March 31,
                                  2003              2002                2003            2002
                                  ----              ----                ----            ----
Product line sales
------------------
Analog sales                  $ 10,245,978     $   9,054,595      $ 21,539,440     $ 19,532,712
Digital sales                    3,672,880         1,693,838         7,899,904        3,278,521
                                ----------        ----------        ----------       ----------
                              $ 13,918,858     $  10,748,433      $ 29,439,344     $ 22,811,233
                             ==============    ==============    ==============    ============

The Company sells its product through a worldwide network of distributors and retailers. European sales accounted for 68% and 77% of sales for the three moths ended March 31, 2003 and 2002 and 69% and 77% of sales for the six months ended March 31, 2003 and 2002, respectively. Sales by geographic region are as follows:

                                        Three months ended March 31,      Six months ended March 31,
Sales percent by geographic region           2003       2002                2003            2002
----------------------------------           ----       ----                ----            ----

United States                                 30%        21%                 29%             21%
Germany                                       34%        40%                 32%             40%
United Kingdom                                13%         9%                 15%             12%
France/Italy                                   9%        16%                 10%             12%
Spain/Portugal                                 4%         4%                  4%              4%
Sweden/Finland                                 3%         3%                  3%              3%
Belgium/Switzerland/Holland                    4%         4%                  4%              4%
Asia                                           1%         2%                  2%              2%
Other                                          2%         1%                  1%              2%
                                               --         --                  --              --
    Total                                    100%        100%                100%            100%
                                             ====        ====                ====            ====

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note  8.    Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded so long as the quoted market price of the stock at the date of the grant is equal to the exercise price.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation", ("FAS 123"). The weighted average fair value of options granted during the three months and six months ended March 31, 2003 and March 31, 2002 was $0.43 and $0.42, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended March 31, 2003 and March 31, 2002: risk-free interest rates of 3.25%, volatility factor of the expected market price of the Company's Common Stock of 40%, assumed dividend yield of 0%, and a weighted-average expected life of the option of 5 years.

Under the accounting provisions of FAS 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                             Three months ended               Six months ended
                                                       -------------------------------- ----------------------------
                                                          March 31,      March 31,        March 31,        March 31,
                                                             2003           2002             2003            2002
                                                       -------------------------------- ----------------------------
Net income (loss) as reported.......................      $260,515       $216,954         $916,987        $500,936
   Deduct:  Total stock-based employee compensation
     expense determined under fair value method,
     net of related taxes ..........................       (11,626)       (19,865)         (23,252)        (39,730)
                                                          --------       --------         --------        --------
Pro forma net income (loss)                               $248,889       $197,089         $893,735        $461,206
                                                          =========      ========         ========        ========

Net income per  share - as reported:

Basic and diluted...................................      $   0.03       $   0.02         $   0.10        $  0.06
                                                          ========       ========         ========        =======
Net income per  share - pro forma:
Basic and diluted...................................      $   0.03       $   0.02         $   0.10        $  0.05
                                                          ========       ========         ========        =======

Note 9. Arrangements with Off-Balance Sheet Risk - Guarantees

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including certain third-party

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9. Arrangements with Off-Balance Sheet Risk - Guarantees-continued

guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. FIN 45 has the general effect of delaying recognition for a portion of the revenue for product sales that are accompanied by certain third-party guarantees. The financial statement recognition provisions became effective prospectively beginning January 1, 2003. The Company has not entered into any new guarantees, not have they ammended their existing guarantee since the effective date.

We occupy a facility located in Hauppauge, New York and use it as our executive offices and for the testing, storage, and shipping of our products. The building is owned by a partnership comprised of certain of our principal stockholders' and is leased to us under a lease agreement expiring on January 31, 2006, which may be extended, at our option, for an additional three years. The premises are subject to two mortgages which have been guaranteed by us upon which the outstanding principal amount due as of March 31, 2003 was $787,000. The two mortgages guaranteed expire on Janauary 31, 2010, at which time the related gurantees expire.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Month Period ended March 31, 2003 Compared to March 31, 2002


Results of operations for the six months ended March 31, 2003 compared to March 31, 2002 are as follows:

                                                         Six            Six
                                                         Months         Months
                                                         Ended          Ended        Variance        Percentage of sales
                                                         3/31/03        3/31/02         $            2003   2002  Variance
                                                         -------        -------      --------        ----   ----  --------
Net Sales                                            $  29,439,344     22,811,233    6,628,111     100.0%  100.0%        -
Cost of sales                                           22,148,910     17,068,511    5,080,399      75.2%   74.8%     0.4%
                                                     -------------     ----------    ---------     ------  ------   ------
Gross Profit                                             7,290,434      5,742,722    1,547,712      24.8%   25.2%    -0.4%
Gross Profit %                                              24.76%         25.17%       -0.41%

Costs:
Sales & Marketing                                        3,701,409      2,872,261      829,148      12.6%   12.5%     0.1%
Technical Support                                          199,775        191,343        8,432       0.7%    0.9%    -0.2%
General & Administrative                                 1,529,590      1,397,769      131,821       5.2%    6.2%    -1.0%
                                                     -------------     ----------    ---------     ------  ------   ------
Total Selling General and Administrative costs           5,430,774      4,461,373      969,401      18.5%   19.6%    -1.1%
Research & Development                                     941,324        723,437      217,887       3.2%    3.2%     0.0%
                                                     -------------     ----------    ---------     ------  ------   ------
Total Costs                                              6,372,098      5,184,810    1,187,288      21.7%   22.8%    -1.1%
                                                     -------------     ----------    ---------     ------  ------   ------
Net operating income                                       918,336        557,912      360,424       3.1%    2.4%     0.7%

Other income (expense)
Interest income                                            10,005          21,628      (11,623)      0.0%    0.1%    -0.1%
Foreign currency                                          (15,494)         18,036      (33,530)     -0.1%    0.2%    -0.3%
Non operational USD to Euro re-measurement                 43,140         (54,140)      97,280       0.1%   -0.2%     0.3%
                                                     ------------      ----------    ---------     ------  ------   ------
  Total other income (expense)                             37,651         (14,476)      52,127       0.0%    0.1%    -0.1%
                                                     ------------      ----------    ---------     ------  ------   ------
Income  before taxes                                      955,987         543,436      412,551       3.1%    2.5%     0.6%
Taxes on income
                                                           39,000          42,500       (3,500)      0.1%    0.2%    -0.1%
                                                     ------------      ----------    ---------     ------  ------   ------
Net income                                                916,987         500,936      416,051       3.0%    2.3%     0.7%
                                                     ============      ==========    =========     ======  ======   ======

Net sales for the six months ended March 31, 2003 increased $6,628,111 compared to last year. Domestic and European sales increased by $3,868,052 and $2,899,067 while Asian sales decreased $139,008 as follows

                                                       Increase
                                                      (decrease)    Increase     Percentage of sales
                 Six Months         Six  Months         Dollar     (decrease)    Geographic region
Location        ended 3/31/03      ended 3/31/02       Variance    Variance %      2003        2002
                -------------      -------------     ----------    ----------    ---------------------

Domestic        $ 8,675,369        $ 4,807,317       $3,868,052        80%           29%        21%
Europe           20,381,092         17,482,025        2,899,067        17%           69%        77%
Asia                382,883            521,891         (139,008)      -27%            2%         2%
                -----------        -----------       ----------       ----          ---        ---
  Total         $29,439,344        $22,811,233       $6,628,111        29%          100%       100%
                ===========        ===========       ==========       ====          ====       ===

The primary forces contributing to the sales increase were:

-       Digital and digital satellite products:$4,621,383
-       Analog and personal video recorder sales:$2,006,728

Six Month Period  ended March  31, 2003 Compared to  March 31, 2002-continued

Net sales to domestic customers were 29% of net sales for the six months ended March 31, 2003 compared to 21% for the six months ended March 31, 2002. Net sales to European customers were 69% of net sales compared to 77% for same period of last year. Net sales to Asian customers were 2% for both years.

Gross profit increased $1,547,712 for the six months ended March 31, 2003. Gross profit percentage for the six months ended March 31, 2003 was 24.76% compared to 25.17% for the prior year.

The increases and (decreases) in the gross profit are detailed below:

                                                                   Increase
                                                                  (decrease)
                                                                  ----------

Due to  increased sales                                           $2,152,873
Due to higher margins on assembled boards                            140,934
Due to OEM sales                                                    (423,311)
Due to increases in labor related and other costs                   (322,784)
                                                                  ---------
      Total  increase  in gross profit                            $1,547,712
                                                                  ==========


The decrease in gross profit percentage of (0.41)% for the six months ended March 31, 2003 compared to the six months ended March 31, 2002 is as follows:

                                                                     Increase
                                                                    (decrease)
                                                                    ----------

Due to higher margins on assembled boards                               0.51%
Due to OEM sales                                                       (1.51)%
Due to labor related and other costs as a lower percent of sales        0.59%
                                                                        -----
Net  decrease                                                          (0.41%)

The improved margin percentage on assembled boards was primarily derived from unit price reductions from our suppliers and subcontractors coupled with a larger sales mix of digital video satellite and analog video products, which yield a higher gross margin, offset somewhat by sales of lower average margin digital entertainment products.

OEM sales require minimal sales promotional and advertising support compared to boards sold to retailers, but also yield a lower margin. OEM sales were minimal during the first six months of fiscal 2002. The higher mix of OEM boards sold during the first six months of fiscal 2003 resulted in a 1.51% margin decrease.

The increase in the gross margin percent of 0.59% due to labor related and other costs is due to the increase in net sales of 29.06% being in excess of the increase in labor related and other costs of 18.87%.

The  chart  below   illustrates   the   components   of  Selling,   General  and
Administrative expenses:


                                            Six months ended March  31,
                                                  Dollar Costs                                 Percentage of Sales
                                     -------------------------------------------------------------------------------------------
                                                                                  Increase                             Increase
                                             2003                2002             (Decrease)      2003      2002      (Decrease)
                                             ----                ----             ----------      ----      ----      ----------
Sales and Marketing                      $3,701,409         $2,872,261            $829,148        12.6%      12.5%         0.1%
Technical  Support                          199,775            191,343               8,432         0.7%       0.9%        -0.2%
General and Administrative                1,529,590          1,397,769             131,821         5.2%       6.2%        -1.0%
                                         -----------         ----------           ---------       ----       ----        -----
    Total                                $5,430,774         $4,461,373            $969,401        18.5%      19.6%        -1.1%
                                         ===========        ===========           =========       =====      =====       =====

Selling, General and Administrative expenses increased $969,401 from the prior year. As a percentage of sales, Selling, General and Administrative expenses decreased by 1.1% when compared to the six months ended March 31, 2002.

The increase in Sales and Marketing expense of $829,148 which accounted for about 85% of the total increase in Selling, General and Administrative expenses, was mainly due to:


- Higher advertising costs of $610,033 due to higher sales based co-operative advertising, higher customer rebate realization and increased special promotions
-    Higher commissions payments of $140,288 due to increased sales
-    Increased European sales office costs of $195,417
- Lower trade show costs of $130,051 due to smaller show presence and frequency

The increase in General and Administrative expenses of $131,821 was primarily due to:

-    Addition of senior executive officer $94,168
-    Higher legal costs of $31,349
-    Increased travel costs of $21,641
- Decreased amortization costs of $30,631 due to amortization in full of an intangible asset during fiscal 2002

Research and Development expenses increased $217,887 or approximately 30%. The increase was mainly due to higher compensation costs attributable to additional staff and increased material and contract services cost for current projects under development.

Other income (expense)

Net other income for the six months ended March 31, 2003 was $37,651 compared to net other expense of ($14,476) for the six months ended March 31, 2003 as detailed below:

                                                      Six months ended March 31,
                                                          2003         2002
                                                          ----         ----

  Interest income                                        $10,005    $ 21,628
  Foreign currency transaction gains (losses)            (15,494)     18,036
  Non operational USD to Euro currency re-measurement     43,140     (54,140)
                                                         -------    --------
  Total other income  (expense)                          $37,651    $(14,476)
                                                         =======    ========

The decrease in total other expense was due to the lower losses resulting from the Non operational USD to Euro currency re-measurements and lower interest income due to lower investment yields.

Non Operational USD to Euro currency re-measurement

We follow the rules prescribed in paragraph 15 of SFAS 52 "Foreign Currency Translation", which states that accounts denominated in a currency other than an entities functional currency need to be re-measured into the entities functional currency, and any gain or loss from this re-measurement are included in the determination of net income.

Since the functional currency of Hauppauge Digital Europe Sarl ("HDE Sarl") is the Euro, any asset, liability or equity accounts which are invested in or purchased using U.S. Dollars or Great British Pounds by HDE Sarl are revalued into Euros at the end of each period. The gains or losses on HDE Sarl's books resulting from the revaluation of U.S. Dollar and Great British Pound accounts into Euros are booked on the Company's profit and loss statement in the other income (loss) section under the description "Non operational USD to Euro currency re-measurement."

Primarily due to a decrease in U.S Dollar denominated inventory and an increase in U.S denominated liabilities on HDE Sarl's books, HDE Sarl experienced a net asset decrease of $1,458,833 for the six month period ending September 30, 2002. The increase in the value of the Euro versus the U.S. Dollar coupled with the decrease in net assets resulted in a re-measurement gain of $43,240 for the six months ended March 31, 2003.

Accumulated other comprehensive income (loss)

The Euro is the functional currency of the Company's European subsidiary, HDE Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro accounts on books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. For the six months ended March 31, 2003, the Company recorded deferred translation gains $164,046. Recorded as a component of accumulated other comprehensive income on the balance sheet as of March 31, 2003 was a cumulative translation gain of $160,201.

The  Company  uses  forward  exchange   contracts  to  reduce  our  exposure  to
fluctuations in foreign currencies. Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate. The Company qualifies for cash flow hedge accounting as prescribed under FAS 133, which allows the Company to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income. For the six months ended March 31, 2003, the Company recorded as part of other comprehensive income a mark to market loss of $355,095, reflecting the difference between open contracts at September 30, 2002 and March 31, 2003. Recorded as a component of accumulated other comprehensive income on the balance sheet as of March 31, 2003 was a cumulative mark to market loss for open contracts of $164,176.

As stated above, accumulated other comprehensive income (loss) consists of two components:

-    Translation gains and losses
- FAS 133 mark to market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):

                                                  Balance       October to     Balance      January to    Balance
Accumulated other comprehensive income (loss)       as of      December 2002    as of       March 2003     as of
                                                September 30,      Gains      December 31,     Gains       March 31,
                                                   2002          (losses)       2002         (losses)       2003
                                                -------------  ------------   ------------  ----------    ----------
Translation  gains and (losses)                 $ (3,845)      $ 150,728      $ 146,883     $ 13,318     $ 160,201
FAS 133 mark to market adjustments               190,919        (518,974)      (328,055)     163,879      (164,176)
                                                ---------      ---------      ---------     --------     ---------
                                                $187,074       $(368,246)     $(181,172)    $177,197     $  (3,975)
                                                ========       ==========     ==========    ========     =========

Tax provision

Our net tax provision for the six months ended March 31, 2003 and 2002 is as follows:

                                                 Six months ended March 31,
                                                    2003              2002
                                                   ------            ------
Tax (benefit) attributable to U.S operations     $(212,000)        $(477,000)
Tax  expense  European operations                   39,000            42,500
Deferred tax asset valuation allowance             212,000           477,000
                                                 ---------         ---------
Net tax provision                                $39,000           $  42,500
                                                 =========         =========

Six Month Period  ended March  31, 2003 Compared to  March 31, 2002-continued

Effective October 1, 1999, we restructured our foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity which services our European customers. The new structure created separate domestic and foreign tax entities, with the Luxembourg entity paying a license fee to our domestic operation for use of the Hauppauge name. For the last three fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of March 31, 2003 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the current quarter's loss from domestic operations.

As a result of all of the above items mentioned in the Management's Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $916,987 for the six months ended March 31, 2003, which resulted in basic and diluted net income per share of $0.10 on weighted average basic and diluted shares of 8,860,578 and 8,917,935, respectively, compared to a net income of $500,936 for the six months ended March 31, 2002, which resulted in basic and diluted net loss per share of $0.06 on weighted average basic and diluted shares of 8,890,175 and 9,064,797, respectively.

Options to purchase 1,455,425 and 1,025,822 shares of common stock at prices ranging $1.35 to $ 10.06 and $2.31 and $10.06, respectively, were outstanding for the six month periods ending March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Results of operations-three Month Period ended March 31, 2003 Compared to March 31, 2002

Results of operations for the three months ended March 31, 2003 compared to March 31, 2002 are as follows:

                                                      Three           Three
                                                      Months          Months
                                                      Ended           Ended       Variance         Percentage of sales
                                                      3/31/03         3/31/02        $             2003    2002  Variance
                                                      --------        ----------  --------         ----    ----  --------


Net Sales                                             $13,918,858     $10,748,433  $3,170,425      100.0%  100.0%       -
Cost of sales                                          10,549,386       7,924,737   2,624,649       75.8%   73.8%     2.0%
                                                      -----------     ----------   ----------      -----   -----     ----
Gross Profit                                            3,369,472       2,823,696     545,776       24.2%   26.2%    -2.0%
Gross Profit %                                             24.21%          26.27%      -2.06%

Costs:
Sales & Marketing                                       1,838,397       1,494,242     344,155       13.2%   13.9%    -0.7%
Technical Support                                         101,415          94,108       7,307        0.7%    0.9%    -0.2%
General   & Administrative                                784,660         706,264      78,396        5.5%    6.5%    -1.0%
                                                      -----------     -----------  ----------      -----   -----     -----
Total Selling General and Administrative costs          2,724,472       2,294,614     429,858       19.4%   21.3%    -1.9%
Research & Development                                    448,251         364,413      83,838        3.2%    3.4%    -0.2%
                                                      -----------     -----------  ----------      -----   -----     -----
Total Costs                                             3,172,723       2,659,027     513,696       22.6%   24.7%    -2.1%
                                                      -----------     -----------  ----------      -----   -----     -----
Net operating income                                      196,749         164,669      32,080        1.6%    1.5%     0.1%

Other income (expense)
Interest income                                             4,034          12,338      (8,304)       0.0%    0.1%    -0.1%
Foreign currency                                           (3,147)         10,455     (13,602)       0.0%    0.1%    -0.1%
Non operational USD to Euro re-measurement                 75,396          49,492      25,904        0.5%    0.5%     0.0%
                                                      -----------     -----------   ---------      -----   -----     ----
  Total other income (expense)                             76,283          72,285       3,998        0.5%    0.7%    -0.2%
                                                      -----------     -----------   ---------      -----   -----     -----
Income  before taxes                                      273,032         236,954      36,078        2.1%    2.2%    -0.1%
Taxes on income                                            12,517          20,000      (7,483)       0.1%    0.2%    -0.1%
                                                      -----------     -----------   ---------      -----   -----     -----
Net income                                                260,515         216,954    $ 43,561        2.0%    2.0%    -0.0%
                                                      ===========     ===========   =========      =====   =====     =====

Three  Month Period ended March  31, 2003 Compared to March  31, 2002-continued

Net sales for the three months ended March 31, 2003 increased $3,170,425 compared to March 31, 2002. Domestic and European sales increased by $1,946,496 and $1,256,053 while Asian sales decreased $32,124 as follows:

                                                        Increase
                                                       (decrease)            Increase     Percentage of sales
Location      Three  Months      Three  Months          Dollar               (decrease)   Geographic region
              ended 3/31/03      ended 3/31/02          Variance             Variance %     2003        2002
              -------------      -------------        -------------          ---------    --------    ------

Domestic      $   4,195,241        $   2,248,745      $   1,946,496             87%          30%         21%
Europe            9,526,393            8,270,340          1,256,053             15%          68%         77%
Asia                197,224              229,348            (32,124)           -14%           2%          2%
              --------------       -------------      --------------           ----         ---          ---
  Total       $  13,918,858        $  10,748,433      $   3,170,425             29%         100%        100%
              ==============       =============      ==============            ===         ====        ====

     The primary forces contributing to the sales increase were:

-    Sales of digital and digital satellite product:$1,979,042
-    Analog and personal video recorder sales:$1,191,383

Net sales to domestic customers were 30% of net sales for the quarter ended March 31, 2003 compared to 21% for the quarter ended March 31, 2003. Net sales to European customers were 68% of net sales compared to 77% for the same quarter of last year. Net sales to Asian customers were 2% for both quarters.

Gross profit increased $545,776 for the three months ended March 31, 2003. Gross profit percentage for the three months ended March 31, 2003 was 24.21% compared to 26.27% for the prior year's second quarter.

     The increases and (decreases) in the gross profit are detailed below:

                                                              Increase
                                                             (decrease)
                                                             ----------

Due to  increased sales                                      $1,011,554
Due to higher margins on assembled boards                        54,025
Due to OEM sales                                               (257,906)
Due to increases in labor related and other costs              (261,897)
                                                               --------
      Total  increase  in gross profit                       $  545,776
                                                             ==========

     The decrease in gross profit percentage of 2.06% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was as follows:


                                                                       Increase
                                                                      (decrease)
                                                                      ----------

Due to higher margins on assembled boards                                0.44%
Due to OEM sales                                                        (2.42)%
Due to labor  related and other costs as a higher percent of sales      (0.08)%
                                                                        -------
Net  decrease                                                           (2.06)%
                                                                        =======

The improved margin percentage on assembled boards was primarily derived from unit price reductions from our suppliers and subcontractors coupled with a larger sales mix of digital video satellite and analog video products, which yield a higher gross margin, offset somewhat by sales of lower average margin digital entertainment products.

OEM sales require minimal sales promotional and advertising support compared to boards sold to retailers, but also yield a lower margin. OEM sales were minimal during the three month period ending March 31, 2002. The higher mix of OEM boards sold during the three month period ending March 31, 2003 resulted in a 2.42% margin decrease.

The decrease in the gross margin percent of 0.08% relating to labor related and other costs is due to the increase in labor related and other costs of 30.75% being in excess of the increase in net sales of 29.50%.

Three  Month Period ended March  31, 2003 Compared to March  31, 2002-continued

The  chart  below   illustrates   the   components   of  Selling,   General  and
Administrative expenses:


                                    Three months ended March  31,
                                          Dollar Costs                     Percentage of Sales
                               ---------------------------------------- ------------------------------
                                                           Increase                            Increase
                                   2003         2002      (Decrease)      2003      2002      (Decrease)
                                   ----         ----      ----------      ----      ----      ----------
Sales and Marketing            $1,838,397    $1,494,242    $ 344,155      13.2%     13.9%        -0.7%
Technical  Support                101,415        94,108        7,307       0.7%      0.9%        -0.2%
General and Administrative        784,660       706,264       78,396       5.5%      6.5%        -1.0%
                               ----------    ----------    ----------     ----      ----         ----
    Total                      $2,724,472    $2,294,614    $ 429,858      19.4%     21.3%        -1.9%
                               ==========    ==========    ==========     ====      ====         ====

Selling, General and Administrative expenses increased $429,858 from the prior year's second quarter. As a percentage of sales, Selling, General and
Administrative expenses decreased by 1.9% when compared to the three months ended March 31, 2002.

The increase in Sales and Marketing expense of $344,155, which accounted for about 80% of the total increase in Selling, General and Administrative expenses, was mainly due to:

- Higher advertising costs of $259,986 due to higher sales based co-operative advertising, higher customer rebate realization and increased special promotions
-    Higher commissions payments of $70,291 due to increased sales
-    Increased European sales office costs of $67,896
- Lower trade show costs of $64,206 due to smaller show presence and frequency

The increase in General and Administrative expenses of $78,396 was primarily due to:

-    Addition of senior executive officer $47,085
-    Higher legal costs of $11,293
-    Increased insurance of $9,084
-    Increased travel costs of $7,241
- Decreased amortization costs of $15,725 due to amortization in full of an intangible asset during fiscal 2002

Research and Development expenses increased $83,838 or approximately 23%. The increase was mainly due to higher compensation costs attributable to additional staff and increased material and contract services cost for current development projects.

Other income (expense)

Net other income for the three months ended March 31, 2003 was $76,283 compared to net other income of $72,285 for the three months ended March 31, 2002 as detailed below:


                                                    Three months ended March 31,
                                                         2003         2002
                                                         ----         ----
  Interest income                                      $ 4,034       $12,338
  Foreign currency transaction gains (losses)           (3,147)       10,455
  Non operational USD to Euro currency re-measurement   75,396        49,492
                                                        ------       -------
  Total other income  (expense)                        $76,283       $72,285
                                                       =======       =======

The increase in total other income was due to the higher gains resulting from the Non operational USD to Euro currency re-measurements and lower interest income due to lower investment yields.

Non Operational USD to Euro currency re-measurement

We follow the rules prescribed in paragraph 16 of SFAS 52 "Foreign Currency Translation", which states that accounts denominated in a currency other than an entities functional currency need to be re-measured into the entities functional currency, and any gain or loss from this re-measurement are included in the determination of net income.

Since the functional currency of Hauppauge Digital Europe Sarl ("HDE Sarl") is the Euro, any asset, liability or equity accounts which are invested in or purchased using U.S. Dollars or Great British Pounds by HDE Sarl are revalued into Euros at the end of each period. The gains or losses on HDE Sarl's books resulting from the revaluation of U.S. Dollar and Great British Pound accounts into Euros are booked in the Company's profit and loss statement in the other income (loss) section under the description " Non operational USD to Euro currency re-measurement."

Primarily due to a decrease in U.S Dollar denominated inventory and receivables on the books on HDE Sarl's books, HDE Sarl experienced a net asset decrease of $1,173,678 for the three month period ending March 31, 2003. The increase in the Euro versus the U.S Dollar coupled with the decrease in net assets resulted in a re-measurement gain of $75,396 for the three months ended March 31, 2003.

Accumulated other comprehensive income (loss)

The Euro is the functional currency of the Company's European subsidiary, HDE Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro accounts on Sarl's books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. For the three months ended March 31, 2003, the Company recorded deferred translation gains of $13,218. Recorded as a component of accumulated other comprehensive income on the balance sheet as of March 31, 2003 was a cumulative translation gain of $160,201.

The  Company  uses  forward  exchange   contracts  to  reduce  our  exposure  to
fluctuations in foreign currencies. Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate. The Company qualifies for cash flow hedge accounting as prescribed under FAS 133, which allows the Company to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income. For the three months ended March 31, 2003, the Company recorded as part of other comprehensive income a mark to market gain of $163,879, reflecting the difference between open contracts at December 31, 2002 and March 31, 2003. Recorded as a component of accumulated other comprehensive income on the balance sheet as of March 31, 2003 was a cumulative mark to market loss for open contracts of $164,176.

As stated above, accumulated other comprehensive income (loss) consists of two components:

-    Translations gains and losses
- FAS 133 mark to market gains and losses on our open foreign exchange contracts

Three Month Period ended March  31, 2003 Compared to March  31, 2002-continued

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):

                                            Balance       October to      Balance     January to   Balance
Accumulated other comprehensive income       as of       December 2002     as of      March 2003    as of
(loss)                                    September 30,     Gains       December 31,     Gains     March 31,
                                             2002         (losses)         2002        (losses)     2003
                                             ----         --------         ----       --------      ----

Translation  gains and (losses)           $ (3,845)      $ 150,728      $ 146,883     $ 13,318     $160,201
FAS 133 mark to market adjustments         190,919        (518,974)      (328,055)     163,879     (164,176)
                                          ---------      ---------      ---------     --------     --------
                                          $187,074       $(368,246)     $(181,172)    $177,197     $ (3,975)
                                          =========      =========      =========     ========     =========

Tax provision

Our net tax provision for the three months ended March 31, 2003 and 2002 is as follows:

                                                Three months ended March  31,
                                                    2003              2002
                                                   ------            ------
Tax (benefit) attributable to U.S operations      $(155,500)        $(248,000)
Tax  expense  European operations                    12,517            20,000
Deferred tax asset valuation allowance              155,500           248,000
                                                  ---------         ---------
Net tax provision                                 $  12,517         $  20,000
                                                  =========         =========


Effective October 1, 1999, we restructured our foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity which services our European customers. The new structure created separate domestic and foreign tax entities, with the Luxembourg entity paying a license fee to our domestic operation for use of the Hauppauge name. For the last three fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of March 31 2003 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the current quarter's loss from domestic operations.


As a result of all of the above items mentioned in the Management's Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $260,515 for the three months ended March 31, 2003, which resulted in basic and diluted net income per share of $0.03 on weighted average basic and diluted shares of 8,862,774 and 8,959,821, compared to a net income of $216,954 for the three months ended March 31, 2002, which resulted in basic and diluted net income per share of $0.02 on weighted average basic and diluted shares of 8,893,147 and 9,020,331, respectively.

Options to purchase 1,240,122 and 1,145,322 shares of common stock at prices ranging $1.05 to $ 10.06 and $1.91 and $10.06, respectively, were outstanding for the three month periods ending March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature of our retail sales.

Liquidity and Capital Resources

Our cash, working capital and stockholders' equity position is disclosed below:

                                 March  31        September 30
                                   2003               2002
                                   ----               ----

Cash                           $   4,660,775    $   4,964,522
Working Capital                   12,011,941       11,276,942
Stockholders' Equity              12,689,410       11,966,612

We had cash and cash equivalents as of March 31, 2003 of $4,660,775, a decrease of $303,747 over September 30, 2002.

The decrease was due to:

Net income adjusted for non cash items                            $ 1,073,758
Increase in accounts payable and other current liabilities          1,836,731
Proceeds from employee stock purchases                                 13,501
Less cash used for:
Increase in accounts receivable                                    (2,064,815)
Increase in inventories                                              (806,167)
Increase in prepaid expenses and other current assets                (195,544)
Purchases of fixed assets                                            (125,569)
Purchase of treasury stock                                            (35,642)
                                                                  ------------
   Net increase in cash                                           $  (303,747)
                                                                  ===========

Net cash of $156,037 used in operating activities was primarily due to cash used to fund increases in accounts receivable of $2,064,815, increase in inventory of $806,167 and increases in prepaid assets and other current assets of $195,544 offset somewhat by an increase in accounts payable and other current liabilities of $1,836,731 and net income adjusted for non cash items of $1,073,758. The increase in accounts receivable was the result of an increase in sales of $3,170,425 for the three months ended March 31, 2003 over the three months ended March 31, 2002.

Cash of $125,569 and $35,642 was used to purchase fixed assets and purchase treasury stock. Proceeds from the stock purchased by employees through the employee stock purchase plan provided additional cash of $13,501.

Our bank facility with JP Morgan Chase expired in April 2002. It is the intention of the Company to procure a new credit facility on terms acceptable to the Company, however, there can be no assurance that we will secure a replacement line of credit at competitive terms.

On November 8, 1996, we approved a stock repurchase program. The program, as amended, authorizes the Company to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of March 31, 2003, we held 542,067 treasury shares purchased for $1,497,216 at an average purchase price of approximately $2.76 per share.

We believe that our cash and cash equivalents as of March 31, 2003 and our internally generated cash flow will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual  Obligations

The following table shows the Company's contractual obligations related to lease obligations as of March 31, 2003:


                                                  Payments due by period
Contractual obligations           Total           1 year         1-3 years
-----------------------        --------          ---------       ---------

Operating lease obligations    $ 2,146,471       $ 670,098       $ 1,476,373
                               ===========       ===========     ===========

Critical Accounting Policies and Estimates

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

Since October 1, 1999, our European subsidiary has historically accounted for approximately 68% to 77 % of our net sales. All of our European sales are denominated in local currencies, primarily the Euro. As a result of this, we are a net receiver of currencies other than the U.S Dollar. Changes in the exchange rate subject us to market risks resulting from the fluctuation of the Euro to the U.S. Dollar. In an attempt to minimize these risks, we enter into forward exchange contracts with financial institutions.

We do not enter into contracts for speculative purposes. We enter into monthly window contracts covering an average period of three months based on existing or anticipated future sales and inventory purchases. Although we enter into these contracts to reduce the short term impact of currency rate changes, the following risks are still inherent in hedging the Euro sales.

- Actual sales may fluctuate from our estimates, resulting in contracts in excess of collections
- Short term volatility of currency markets has the potential to reduce the effectiveness of our hedging program
- Historical volatility of the Euro has the potential to impact our revenues, gross margins and operating income
- The magnitude of the success of our hedging program is dependent upon movements in the Euro exchange rates. These movements are difficult to predict over an extended period of time.

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

Prior to the adoption of the Euro, we billed our European customers in German Marks or British Pounds, depending upon which currency the customer preferred to be billed in. Effective January 1, 1999, we began invoicing our customers who are located in the eleven member countries in Euros. We continue to bill customers located in the United Kingdom in British Pounds. The benefits to billing customers in Euros were twofold:


- Our foreign currency hedging program was streamlined to the Euro and the British Pound
- The pricing from country to country was harmonized, eliminating price differences between countries due to the fluctuating local currencies

We handled the conversion to the Euro without any material disruptions to our operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Derivatives and Hedging Activities

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

The strength or weakness of the U.S. Dollar against the Euro and British Pound Sterling impacts our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. Dollars). We use derivatives to reduce our exposure to fluctuations in foreign currencies. Foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying forecasted sales transactions with customers. As of March 31, 2003, we had foreign currency contracts outstanding of approximately $3,716,900 against the delivery of the Euro. The contracts expire through June 2003. Our accounting policies for these instruments are based on its designation of such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". As of March 31, 2003, a deferred loss of $164,176 reflecting the net mark to market loss of our derivatives was recorded as a component of accumulated other comprehensive income on our balance sheet.

For the three months and six months ended March 31, 2003, we recorded a decrease in sales of $609,100 and $1,158,700 related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the three months and six months ended March 31, 2002, we recorded an increase in sales of $62,300 and $97,000 related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts.

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

Special Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in our Annual Report on Form 10-K for the year ended September 30, 2002), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We were informed by counsel for the estate of the late Mr. Kenneth Aupperle ("Estate") that they have filed a Demand for Arbitration with the American Arbitration Association claiming property rights and interest in the Company, certain amounts due and owing to the Estate based on various corporate agreements with Mr. Aupperle and certain insurance policies, such amount to be no less than $2,500,000. We are proceeding to arbitrate the claims. Based on the preliminary information presented to us, management believes that the claim and the basis for proceeding with arbitrating such claim is without merit and will vigorously defend it.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

99.1 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on form 8-K

 None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HAUPPAUGE DIGITAL, INC.
                                             Registrant




Date:  May 15, 2003                          By: /s/ Kenneth Plotkin
       ------------                             ---------------------------
                                                KENNETH  PLOTKIN
                                                Chief Executive Officer and
                                                Director



Date:  May 15, 2003                          By: /s/ Gerald Tucciarone
       -------------                            ---------------------------
                                                GERALD TUCCIARONE
                                                Treasurer and Chief
                                                Financial Officer

                                 CERTIFICATIONS

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

                                    By: /s/ Kenneth Plotkin   Date: May 15, 2003
                                       ---------------------
                                       KENNETH PLOTKIN
                                       Chief Executive Officer and Director


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


                    By: /s/ Gerald Tucciarone              Date: May 15, 2003
                       --------------------------------          ------------
                       GERALD TUCCIARONE
                       Treasurer and Chief Financial Officer