Form 10-K/A
period 2002-09-30
HAUPPAUGE DIGITAL INC
filed 2003-07-21
CIK 930803

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 2
(Mark One)
(x) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                For the fiscal year ended September 30, 2002

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                For the transition period from          to
                                               --------    --------

       Commission file number       1-13550
                             -----------------------

                             HAUPPAUGE DIGITAL INC.
                 (Name of small business issuer in its charter)

          Delaware                                       11-3227864
(State or other jurisdiction of                       (I.R.S Employer
 incorporation or organization)                       Identification No.)

  91 Cabot Court, Hauppauge, New York                        11788
--------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number    (516) 434-1600
                         --------------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Explanatory Note

This Form 10-K/A is being filed solely for the purpose of correcting certain information in the Summary Compensation Table, the Option Grants in Last Fiscal Year Table and the Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table in Item 11. The accurate information is set forth in the tables below. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

                                    PART III

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


                                                     Annual Compensation                      Long Term Compensation
                                             -------------------------------------------  ------------------------------
                                                                          Other Annual       Common Shares Underlying
  Name and Principal Position       Year        Salary         Bonus      Compensation           Options Granted
--------------------------------- ---------- -------------- ------------ ---------------- ------------------------------
        Kenneth Plotkin             2002       $180,100         -0-         $6,000(1)                10,000
  Chairman of the Board, Chief   ---------- -------------- ------------ ---------------- -------------------------------
    Executive Officer, Vice         2001       $180,000         -0-         $6,000(1)                   -0-
  President of Marketing, and    ---------- -------------- ------------ ---------------- -------------------------------
            Director                2000       $172,500       $89,055       $6,000(1)                50,000
--------------------------------- ---------- -------------- ------------ ---------------- ------------------------------
       Dean Cirielli (2)            2002       $ 70,000         -0-            -0-                   50,000
   President, Chief Operating
            Officer
--------------------------------- ---------- -------------- ------------ ---------------- ------------------------------
            John Casey              2002       $130,000       $ 5,000          -0-                   10,000
  Vice President of Technology    ---------- -------------- ------------ ---------------- ------------------------------
                                    2001       $128,365         -0-            -0-                      -0-
                                  ---------- -------------- ------------ ---------------- ------------------------------
                                    2000       $110,000       $13,163          -0-                      500
--------------------------------- ---------- -------------- ------------ ---------------- ------------------------------
       Gerald Tucciarone            2002       $124,866         -0-            -0-                   10,000
  Chief Financial Officer and     ---------- -------------- ------------ ---------------- ------------------------------
           Treasurer                2001       $123,231         -0-            -0-                      -0-
                                  ---------- -------------- ------------ ---------------- ------------------------------
                                    2000       $100,000       $ 9,872          -0-                      -0-
================================= ========== ============== ============ ================ ==============================

(1) Represents non-cash compensation in the form of the use of a car and related expenses.

(2)  Mr Cirielli joined the Company on May 1, 2002

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning individual grants of stock options granted during the fiscal year ended September 30, 2002:

--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
                      Number of Common   Percentage of       Exercise Price     Expiration Date     Grant Present
                      Shares             Total Options                                              Value $
                      Underlying         Granted to
                      Option Granted     Employees in
                                         Fiscal Year
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Kenneth Plotkin            10,000              8.13%               $1.155       September 30, 2011       $5,900
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
John Casey                 10,000              8.13%               $1.05        September 30, 2011       $5,400
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Gerald Tucciarone          10,000              8.13%               $1.05        September 30, 2011       $5,400
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
Dean Cirielli              50,000             40.60%               $1.95        April 30 , 2011         $50,000
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning the value of stock options unexercised as of September 30, 2002:

-------------------------- ------------------ ---------------- ------------------------------- ---------------------------
                           Number of Common                       Number of Common Shares         Value of Unexercised
                            Shares Acquired                        Underlying Unexercised       In-the-Money Options at
                              on Exercise                      Options at September 30, 2002       September 30, 2002
          Name                                Realized Value     Exercisable/Unexercisable     Exercisable/Unexercisable
-------------------------- ------------------ ---------------- ------------------------------- ---------------------------

Kenneth Plotkin                   -0-               -0-               401,350/138,650                  -0-/11,500

-------------------------- ------------------ ---------------- ------------------------------- ---------------------------

Dean Cirielli.                    -0-               -0-                  -0-/50,000                     -0-/-0-
-------------------------- ------------------ ---------------- ------------------------------- ---------------------------

John Casey                        -0-               -0-                36,500/26,000                  -0-/$10,500

-------------------------- ------------------ ---------------- ------------------------------- ---------------------------

Gerald Tucciarone                 -0-               -0-                18,000/26,000                  -0-/$10,500

-------------------------- ------------------ ---------------- ------------------------------- ---------------------------

Compensation of Directors

     Directors of the Company are not compensated solely for being on the Board of Directors. On October 17, 2001 each of Mr. Herman, Mr. Holmes and Mr. Kuperschmid was granted an option to purchase 10,000 shares of Common Stock of the Company, at an exercise price of $1.08 per share (for the purposes of the Company's 1996 Non-Qualified Stock Option Plan, the fair market value of the Company's Common Stock as of the date thereof), all of such options to be exercisable immediately over a ten-year period commencing October 17, 2002; and that such options are not intended to qualify as incentive stock options, as defined in section 422 of the of the Internal Revenue Code of 1986, as amended. See "Security Ownership of Certain Beneficial Owners and Management". It is the intention of the Company to issue non-qualified options in the future to non-employee Directors. The By-Laws of the Company provide that Directors of the Company may, by resolution of the Board, be paid a fixed sum and expenses for attendance at each regular or special meeting of the Board. No Director's fees have been paid to date. The Certificate of Incorporation also provides, to the extent permitted by law, for certain indemnification of its Directors.

Employment   Contracts;   Termination   of  Employment   and   Change-in-Control
Arrangements

     As of January 10, 1998, after the expiration of a prior employment agreement with the Company, Kenneth Plotkin entered into an employment agreement (the "1998 Employment Agreement") with the Company to serve in certain offices of the Company. The 1998 Employment Agreement provided for a three year term, which term automatically renews from year to year thereafter unless otherwise terminated by the Board of Directors or the executive. The 1998 Employment Agreement provided for an annual base salary of $125,000 during the first year, $150,000 during the second year, and $180,000 during the third year. For each Annual Period (as defined in the 1998 Employment Agreement) thereafter, the 1998 Employment Agreement provided that compensation shall be as mutually determined between the Company and the executive, but not less than that for the preceding Annual Period. In addition, the 1998 Employment Agreement provides for a bonus to be paid as follows: an amount equal to 2% of the Company's earnings, excluding earnings that are not from operations and before reduction for interest and income taxes ("EBIT"), for each fiscal year starting with the year ended September 30, 1998, provided that the Company's EBIT for the applicable fiscal year exceeds 120% of the prior fiscal year's EBIT, and if not, then 1% of the Company's EBIT. The determination of EBIT shall be made in accordance with the Company's audited filings with the Securities and Exchange Commission on its Form 10-KSB or Form 10-K. Pursuant to the 1998 Employment Agreement, on January 21, 1998, incentive stock options to acquire a total of 90,000 Common Shares each were granted to Mr. Plotkin, exercisable, beginning on January 21, 1999, in increments of 33 1/3% per year at $2.544 per share. Each increment of these options expires five (5) years after it first becomes exercisable. Also on January 21, 1998, pursuant to the 1998 Employment Agreement, non-qualified options to acquire a total of 60,000 Common Shares each were granted to Mr. Plotkin, exercisable immediately for a period of ten (10) years. These options expire as of January 20, 2008. The 1998 Employment Agreement further provides for disability benefits, the obligation of the Company to pay the premiums on a term life insurance policy or policies in the amount of $500,000 on the life of Mr. Plotkin owned by Mr. Plotkin or his spouse, or a trust for his respective benefit or for the benefit of his family, a car allowance of $500 per month, reasonable reimbursement for automobile expenses, and medical insurance as is standard for executives of the Company. The 1998 Employment Agreement further provides that the Company may apply for and own life insurance on the life of Mr. Plotkin for the benefit of the Company, in such amounts as the Board of Directors of the Company may from time to time determine. As set forth in the 1998 Employment Agreement, the Company shall pay the premiums as they become due on any such insurance policies, and all dividends and any cash value and proceeds on such insurance policies shall belong to the Company. In the event of a termination of employment associated with a Change in Control of the Company (as defined in the 1998 Employment Agreements), a one-time bonus shall be paid to the executive equal to three times the amount of the executive's average annual compensation (including salary, bonus and benefits, paid or accrued) received by him for the thirty-six month period preceding the date of the Change of

Control.

     As of May 1, 2002, Dean Cirielli entered into an Employment Agreement with the Company (the "Cirielli Employment Agreement"). The Cirielli Employment Agreement provides for a two-year term, unless terminated earlier by either Mr. Cirielli or the Company. The Cirielli Employment Agreement provides that Mr. Cirielli shall be paid an annual salary of $175,000 for the first year of the Cirielli Employment Agreement, with annual performance evaluations and upward adjustments as determined by the Compensation Committee of the Board of Directors, based on his performance. In addition, the Cirielli Employment Agreement provides that he shall also receive a yearly bonus totaling one percent of the operating income of the Company, provided that earnings are at least 120% of the prior fiscal year's earnings. Mr. Cirielli shall also receive a reasonable stock option package. Pursuant to the Cirielli Employment Agreement, the Company and Mr. Cirielli entered into a Relocation Package Agreement providing for, amongst other things, a relocation reimbursement of no more than $100,000. Such relocation reimbursement shall be paid as follows: (i) 50% of the Relocation Costs (as defined in his Relocation Package Agreement) or $50,000 (whichever is the lower) on or before he physically and permanently relocates to Long Island, NY, such date to be the date of signing a definitive sale and purchase agreement to either sell his existing residence or buy a house in the Long Island area, NY, whichever is the earlier (the "Relocation Date"),
(ii) 25% of the Relocation Costs or $25,000 (whichever is the lower) on the first anniversary of the Relocation Date and (iii) 25% of the Relocation Costs or $25,000 (whichever is the lower) on the second anniversary of the Relocation Date.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly endorsed.

                              HAUPPAUGE DIGITAL INC.



                              By: /s/ Gerald Tucciarone    Date:  July 17, 2003
                                 -----------------------
                                 GERALD TUCCIARONE
                                 Treasurer and Chief Financial Officer

                                 CERTIFICATIONS

I, KENNETH PLOTKIN, certify that:

1. I have reviewed this annual report on Form 10-K/A of HAUPPAUGE DIGITAL, INC.;

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

                               By: /s/ Kenneth Plotkin      Date: July  17, 2003
                                  ------------------------
                                  KENNETH PLOTKIN
                                  Chief Executive Officer and Director

I, GERALD TUCCIARONE, certify that:

1. I have reviewed this annual report on Form 10-K/A of HAUPPAUGE DIGITAL, INC.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. .

                                By: /s/ Gerald Tucciarone    Date: July 17, 2003
                                   -------------------------
                                   GERALD TUCCIARONE
                                   Treasurer and Chief Financial Officer