Form 10-Q
period 2003-06-30
HAUPPAUGE DIGITAL INC
filed 2003-08-14
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2003
                                -------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to ________

                 Commission file number          1-13550

                             HAUPPAUGE DIGITAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    11-3227864
           ---------                                    ----------

  ( State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      identification No.)

                    91 Cabot Court, Hauppauge, New York 11788
                    (Address of principal executive offices)

                                 (631) 434-1600
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X             No
                                   ----
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                Yes                No  X
                                                     ----

As of August 6, 2003, 8,878,248 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.Financial Statements                                             Page No.

Condensed Consolidated Balance Sheets-                                     3
   June 30,  2003 (unaudited) and September 30, 2002

Condensed Consolidated Statements of Income-
  Nine  Months ended June 30, 2003 (unaudited) and 2002 (unaudited)        4

Condensed Consolidated Statements of Income-
  Three Months ended June 30, 2003 (unaudited) and 2502 (unaudited)        5

Condensed Consolidated Statements of  Other Comprehensive Income -
  Three months and nine months ended June 30, 2003 (unaudited) and 2002
  (unaudited)                                                              6

Condensed Consolidated Statements of Cash Flow-
  Nine  Months ended June 30, 2003 (unaudited) and 2002 (unaudited)        7

Notes to Condensed Consolidated Financial Statements                       8-12

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 13-26

Item 3. Quantitative and Qualitative Disclosures about Market Risks       26-27

Item 4. Controls and Procedures                                              27

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                 28

Item 6.  Exhibits and Reports on form 8-K                                  28

SIGNATURES                                                                 29

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                          June 30,      September 30,
                                                                                            2003            2002

                                                                                         (Unaudited)
                                                                               -----------------------------------------
Assets:

 Current Assets:
   Cash and cash  equivalents                                                         $   5,347,255   $ 4,964,522
   Accounts receivable, net of various allowances of $2,887,000                           4,085,333     5,182,738
   Income taxes receivable                                                                  175,000       501,000
   Inventories                                                                            8,312,832     8,091,495
   Prepaid expenses and other current assets                                                588,411       416,734
                                                                                      -------------   -----------
     Total current assets                                                                18,508,831    19,156,489

   Property, plant and equipment, net                                                       572,474       611,054
   Security deposits and other non current assets                                            76,216        78,616
                                                                                      -------------   -----------
                                                                                      $  19,157,521  $ 19,846,159
                                                                                      =============  ============


 Liabilities and  Stockholders'  Equity:

 Current Liabilities:
  Accounts payable                                                                    $   4,776,158  $  6,105,588
  Accrued expenses                                                                        2,198,674     1,442,475
  Income taxes payable                                                                      112,000       331,484
                                                                                      -------------  ------------
      Total current liabilities                                                           7,086,832     7,879,547

 Stockholders' Equity
  Common stock $.01 par value; 25,000,000 shares authorized, 9,414,833
   and 9,392,164  issued, respectively                                                       94,148        93,923
  Additional paid-in capital                                                             12,286,105    12,233,170
  Retained earnings                                                                         975,541       914,019
  Accumulated other comprehensive income                                                    212,111       187,074
  Treasury Stock, at cost, 542,067, and 514,317 shares, respectively                     (1,497,216)   (1,461,574)
                                                                                      -------------    ----------
      Total stockholders' equity                                                        12,070,689     11,966,612
                                                                                      -------------    ----------
                                                                                      $ 19,157,521   $ 19,846,159
                                                                                      =============  ============



    See accompanying notes to consolidated financial statements


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                                        Nine months ended June  30,
                                                                                    ----------------------------------
                                                                                            2003            2002
                                                                                    ----------------------------------

Net Sales                                                                             $39,450,126        $32,924,368
Cost of Sales                                                                          29,905,216         24,512,946
                                                                                    -------------        -----------
  Gross Profit                                                                          9,544,910          8,411,422

Selling, General and Administrative Expenses                                            8,068,951          6,650,857
Research & Development Expenses                                                         1,429,171          1,128,266
                                                                                    -------------        -----------
  Income from operations                                                                   46,788            632,299

Other Income (expense):
 Interest income                                                                           13,148             28,085
 Foreign currency                                                                         (11,350)             2,318
 Non operational USD to Euro currency re-measurement                                       51,936            (82,143)
                                                                                    -------------        -----------
Other income (expense)                                                                     53,734            (51,740)
                                                                                    -------------        -----------
  Income  before taxes on income                                                          100,522            580,559
Tax provision                                                                              39,000             53,497
                                                                                    -------------        -----------
  Net income                                                                          $    61,522        $   527,062
                                                                                    -------------        -----------
Net income per shares:
  Basic and Diluted                                                                   $      0.01        $      0.06
                                                                                    =============        ============


          See accompanying notes to consolidated financial statements



                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                       Three months ended June 30,
                                                                                    ----------------------------------
                                                                                            2003            2002
                                                                                    ----------------------------------

Net Sales                                                                              $10,010,782     $10,113,135
Cost of Sales                                                                            7,756,306       7,444,435
                                                                                       -----------     -----------
  Gross Profit                                                                           2,254,476       2,668,700

Selling, General and  Administrative Expenses                                            2,638,177       2,189,484
Research & Development Expenses                                                            487,847         404,829
                                                                                       -----------     -----------
  Income (loss) from operations                                                           (871,548)         74,387

Other Income (expense):
 Interest income                                                                             3,143           6,457
 Foreign currency                                                                            4,144         (15,718)
 Non operational USD to Euro currency re-measurement                                         8,796         (28,003)
                                                                                       -----------     -----------
Other income (expense)                                                                      16,083         (37,264)
                                                                                       -----------     -----------
  Income (loss) before taxes on income                                                    (855,465)         37,123
Tax provision                                                                                 -             10,997
                                                                                       -----------     -----------
  Net income (loss)                                                                    $  (855,465)    $    26,126
                                                                                       -----------     -----------

Net income (loss) per share:
  Basic and Diluted                                                                    $     (0.10)          $0.00
                                                                                       ============    ===========


          See accompanying notes to consolidated financial statements



                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                                                                 Three months ended June 30,
                                                                                 -----------------------------
                                                                                       2003             2002
                                                                                       ----             ----

Net income (loss)                                                                  $ (855,465)    $   26,126
Forward exchange contracts marked to market                                            18,169              -
Foreign currency translation gain (loss)                                              197,917        411,902
                                                                                   ----------     ----------
Other comprehensive income (loss)                                                  $ (639,379)    $  438,028
                                                                                   ----------     ----------

                                                                                  Nine months ended June 30,
                                                                                 -----------------------------
                                                                                       2003            2002
                                                                                       ----            ----
Net income                                                                         $  61,522      $  527,062
Forward exchange contracts marked to market                                         (336,926)            -
Foreign currency translation gain (loss)                                             361,963         301,504
                                                                                   =========      ==========

Other comprehensive income                                                         $  86,559      $  828,566
                                                                                   =========      ==========



See accompanying notes to consolidated financial statements


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                                                                  Nine months ended June 30,
                                                                                      2003        2002
                                                                                 ----------------------------
Net income                                                                        $   61,522      $527,062
                                                                                 ----------------------------

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                                                       205,945       248,067
 Provision for uncollectible accounts receivable                                           -        20,000
 Other non cash items                                                                 30,903        29,507
Changes in current assets and liabilities:
 Accounts receivable                                                               1,122,442       161,301
 Income taxes receivable                                                             326,000             -
 Inventories                                                                        (221,337)    1,424,765
 Prepaid expenses and other current assets                                          (171,677)     (162,151)
 Accounts payable and other current liabilities                                     (792,715)   (1,086,858)
                                                                                   ---------     ---------
   Total adjustments                                                                 499,561       634,631
                                                                                   ---------     ---------
Net cash provided by operating activities                                            561,083     1,161,693
                                                                                   ---------     ---------

Cash Flows From Investing Activities:
  Purchases of property, plant and equipment                                        (167,365)      (62,775)
                                                                                    --------      --------
       Net cash used in investing activities                                        (167,365)      (62,775)
                                                                                    --------      --------

Cash Flows From Financing Activities:
  Proceeds from employee stock purchases                                              24,657        22,768
  Purchase of treasury stock                                                         (35,642)      (71,267)
                                                                                    --------     ---------
      Net cash used in financing activities                                          (10,985)      (48,499)
                                                                                    --------     ---------
      Net increase in cash and cash equivalents                                      382,733     1,050,419

Cash and cash equivalents, beginning of period                                     4,964,522     4,422,239
                                                                                   ---------     ---------
Cash and cash equivalents, end of period                                          $5,347,255    $5,472,658
                                                                                  ==========    ==========
Supplemental disclosures:
 Income taxes paid                                                                $   40,262    $   25,386
                                                                                  ==========    ==========

 See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of  Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and nine month periods ended June 30, 2003 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2002 Form 10-K.

The operating results for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the September 30, 2003 year end.

Note 2.  Derivative Financial Instruments

The strength or weakness of the U.S. Dollar against the Euro and British Pound Sterling impacts our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. Dollars). We use derivatives to reduce our exposure to fluctuations in foreign currencies. Foreign currency forward contracts are used to hedge the foreign currency market exposures underlying forecasted U.S. Dollar denominated inventory purchases. As of June 30, 2003, we had foreign currency contracts outstanding of approximately $1,590,900 against the delivery of the Euro. The contracts expire through August 2003. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". The Company recorded a deferred gain of $18,169 for the three months ended June 30, 2003. As of June 30, 2003, a deferred loss of $146,007, reflecting the cumulative mark to market loss of our derivatives, was recorded as a component of accumulated other comprehensive income on the balance sheet.

For the three months and nine months ended June 30, 2003, we recorded a decrease in sales of $366,300 and $1,525,100, respectively, related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the three months and nine months ended June 30, 2002, we recorded a decrease in sales of $750,000 and $653,000, respectively, related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts.

Note 3.  Inventories

Inventories have been valued at the lower of average cost or market. The components of inventory consist of:

                                   June 30,              September 30,
                                     2003                    2002
                                     ----                    ----

   Component Parts               $ 3,088,772             $2,842,460
   Work in Progress                        -                 42,616
   Finished Goods                  5,224,060              5,206,419
                                   ---------              ---------
                                 $ 8,312,832             $8,091,495
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



                                                                        Three Months Ended      Nine months Ended
                                                                              June 30,             June 30,
                                                                        2003          2002       2003        2002
                                                                       ------        -----      -----       -----
Weighted average shares outstanding-basic                             8,869,832  8,886,755      8,863,663  8,888,926
Number of shares issued on the assumed exercise of stock options              -    155,816        143,625    168,476
                                                                      ---------  ---------      ---------  ---------
Weighted average shares outstanding-diluted                           8,869,832  9,042,571      9,007,288  9,057,402
                                                                      =========  =========      =========  =========


Options to purchase 1,782,601 and 1,025,822 shares of common stock at prices ranging $1.05 to $ 10.06 and $2.07 and $10.06, respectively, were outstanding for the three month periods ending June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 1,028,522 and 1,025,822 shares of common stock at prices ranging $1.88 to $ 10.06 and $2.07 and $10.06, respectively, were outstanding for the nine month periods ending June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

As of June 30, 2003, appearing in the equity section under " Accumulated other comprehensive income" was a deferred gain of $212,111, which consisted of a deferred translation gain of $358,118 and a deferred loss of $146,007 due to the mark to market losses on the difference between the value of our open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

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

The Company offers it customers a right of return, but does not offer stock balancing. Our accounting complies with SFAS 48 as typically at the end of every quarter, the Company, based on historical data, evaluates its sales reserve level based on the previous six months sales. Due to seasonal nature of our business coupled with the changing economic environment, management exercises some judgement with regard to the historical data to arrive at the reserve.

Note  7.  Product segment and Geographic Information

The Company sells a family or group of products called WinTV. Using a television signal source which can be either through a cable hookup, terrestrial antenna or digital satellite, the WinTV family of products allow a PC user to watch TV in a resizable window on their PC. Our products are either sold, or can be sold, by the same retailers and distributors in our marketing channel. We also sell product directly to OEM customers. The Company evaluates its product lines under the functional categories of analog and digital products. Sales by functional category are as follows:


                                        Three months ended June 30,             Nine months ended June 30,
                                           2003             2002                     2003           2002
                                           ----             ----                     ----           ----

Product line sales
------------------

Analog  sales                            $ 6,948,851   $  6,931,537               $ 28,371,468   $26,464,786
Digital  sales                             3,061,931      3,181,598                 11,078,658     6,459,582
                                         -----------    -----------               ------------   -----------
                                         $10,010,782   $ 10,113,135               $ 39,450,126   $32,924,368
                                         ===========   ============               ============   ===========

The Company sells its product through a worldwide network of distributors and retailers. European sales accounted for 67% and 68% of sales for the three moths ended June 30, 2003 and 2002 and 69% and 74% of sales for the nine months ended
June 30, 2003 and 2002, respectively. Sales percent by geographic region are as follows:

                                        Three months ended June 30,             Nine months ended ended June 30,
                                           2003            2002                      2003                2002
                                           ----            ----                      ----                ----

Sales percent by geographic region
----------------------------------

United States                                31%            30%                        30%               24%
Europe                                       67%            68%                        69%               74%
Asia                                          2%             2%                         1%                2%
                                            ----           ----                       ----              ----
  Total                                     100%           100%                       100%              100%
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

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of Financial Accounting Standards Board Statement No. 123
"Accounting for Stock-Based Compensation", ("FAS 123"). The weighted average fair value of options granted during the three months and nine months ended June
30, 2003 and June 30, 2002 was $0.43 and $0.42, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended June 30, 2003 and June 30, 2002: risk-free interest rates of 3.25%, volatility factor of the expected market price of the Company's Common
Stock of 40%, assumed dividend yield of 0%, and a weighted-average expected life of the option of 5 years.

Under the accounting provisions of FAS 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:


                                                                          Three months ended       Nine months ended
                                                                         --------------------     -------------------
                                                                          June 30,     June 30,    June 30,   June 30
                                                                           2003         2002       2003        2002
                                                                          --------   ---------    ----------  --------

Net income (loss) as reported.......................                    $ (855,465)  $  26,126    $ 61,522     $ 527,062
  Deduct: Total stock-based employee compensation expense
   determined under fair value method,  net of related taxes               (11,626)    (19,865)    (34,877)      (56,220)
                                                                        -----------  ----------   ---------   -----------

Pro forma net income (loss).........................                    $ (867,091)  $   6,261    $ 26,645     $ 470,842
                                                                        ===========  ==========   ========    ==========


Net income (loss) per share - as reported:

Basic and diluted...................................                    $   (0.10)   $    0.00     $  0.01      $   0.06
                                                                        ==========   ==========   ========    ==========

Net income (loss) per share - pro forma:

Basic and diluted...................................                    $   (0.10)   $    0.00     $  0.00      $   0.05
                                                                        =========    ==========   ========    ==========


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

We occupy a facility located in Hauppauge, New York and use it as our executive offices and for the testing, storage, and shipping of our products. The building is owned by a partnership comprised of certain of our principal stockholders' and is leased to us under a lease agreement expiring on January 31, 2006, which may be extended, at our option, for an additional three years. The premises are subject to two mortgages which have been guaranteed by us upon which the outstanding principal amount due as of June 30, 2003 was $745,000. The two mortgages guaranteed expire on Janauary 31, 2010, at which time the related gurantees expire.

Note 10.  Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (" SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope.



Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------
Nine Month Period ended June 30, 2003 Compared to June 30, 2002
---------------------------------------------------------------
Results of operations for the nine months ended June 30, 2003 compared to June
30, 2002 are as follows:


                                                               Nine            Nine
                                                             Months          Months
                                                              Ended           Ended     Variance        Percentage of sales
                                                            6/30/03         6/30/02         $          2003    2002 Variance
                                                           --------       ---------    ---------       ----    ---- --------

Net Sales                                              $ 39,450,126    $ 32,924,368   $6,525,758       100.0%  100.0%     0
Cost of sales                                            29,905,216      24,512,946    5,392,270        75.8%   74.5%   1.3%
                                                       ------------      ----------   ----------       ------  ------  -----
Gross Profit                                              9,544,910       8,411,422    1,133,488        24.2%   25.5%  -1.3%
Gross Profit %                                               24.19%          25.55%       -1.36%

Costs:
Sales & Marketing                                         5,356,753       4,204,455    1,152,298        13.6%   12.8%   0.8%
Technical Support                                           314,318         287,999       26,319         0.8%    0.9%  -0.1%
General & Administrative                                  2,397,880       2,158,403      239,477         6.1%    6.6%  -0.5%
                                                      -------------      ----------    ---------        -----   -----  -----
Total Selling, General and Administrative costs           8,068,951       6,650,857    1,418,094        20.5%   20.3%   0.2%

Research & Development                                    1,429,171       1,128,266      300,905         3.6%    3.4%   0.2%
                                                      -------------      ----------    ---------        -----   -----  -----
Total Costs                                               9,498,122       7,779,123    1,718,999        24.1%   23.7%   0.4%
                                                      -------------      ----------    ---------        -----   -----  -----
Net operating income                                         46,788         632,299     (585,511)        0.1%    1.8%  -1.7%

Other income (expense)
---------------------
Interest income                                              13,148          28,085      (14,937)        0.0%    0.1%  -0.1%
Foreign currency                                            (11,350)          2,318      (13,668)        0.0%    0.0%   0.0%
Non operational USD to Euro re-measurement                   51,936         (82,143      134,079         0.1%   -0.2%   0.3%
                                                      -------------      ----------    ----------       -----   -----  -----
 Total other income (expense)                                53,734         (51,740)     105,474         0.1%   -0.1%   0.2%
                                                      -------------      ----------    ----------       -----   -----  -----
Income  before taxes                                        100,522         580,559     (480,037)        0.2%    1.7%  -1.5%
Taxes on income                                              39,000          53,497      (14,497)        0.1%    0.2%  -0.1%
                                                      -------------      ----------    ----------       -----   -----  -----
Net income                                            $      61,522      $  527,062    $ (465,540)       0.1%    1.5%  -1.4%
                                                      =============      ==========    ===========      =====   =====  =====



Net sales for the nine months ended June 30, 2003 increased $6,525,758 compared to last year. Domestic and European sales increased by $3,965,811 and $2,782,748 while Asian sales decreased $202,801 as follows:

                                                               Increase
                                                              (decrease)     Increase    Percentage of sales by
Location                   Nine  Months       Nine  Months     Dollar        (decrease)  Geographic region
--------                   ended 6/30/03      ended 6/30/02    Variance      Variance %    2003         2002
                           -------------      -------------    -----------   ----------    -----        ----
Domestic                   $ 11,779,917       $ 7,814,106      $ 3,965,811      51%          30%         24%
Europe                       27,127,121        24,344,373        2,782,748      11%          69%         74%
Asia                            543,088           765,889         (222,801)    -29%           1%          2%
                           ------------       -------------   -------------  ----------    -----         ---
 Total                     $ 39,450,126       $32,924,368      $ 6,525,758      20%         100%        100%
                           ============       =============   =============  ==========    =====        ====


  The primary forces contributing to the sales increase were:

  o        Digital and digital satellite products:$4,619,076
  o        Analog and personal video recorder sales:$1,906,682

Nine Month Period ended June 30, 2003  Compared to June 30,  2002-continued
---------------------------------------------------------------------------

Netsales to domestic customers were 30% of net sales for the nine months ended June 30, 2003 compared to 24% for the nine months ended June 30, 2002. Net sales to European customers were 69% of net sales compared to 74% for same period of last year. Net sales to Asian customers were 1% for the nine months ended June 30, 2003 as compared to 2% for the nine months ended June 30, 2002.

Gross profit increased $1,133,488 for the nine months ended June 30, 2003. Gross profit percentage for the nine months ended June 30, 2003 was 24.19% compared to 25.55% for the prior year.

The increases and (decreases) in the gross profit are detailed below:

                                                                       Increase
                                                                      (decrease)
                                                                      ----------
Due to  increased  sales                                              $2,146,516
Higher  margins due to product mix                                       181,904
Third quarter fiscal 2002 inventory reserve adjustment                 (149,059)
Margin reduction due to OEM sales                                      (660,107)
Due to increases in labor related and other costs                      (385,766)
                                                                      ----------
  Total  increase  in gross profit                                    $1,133,488
                                                                      ==========

The decrease in gross profit percent of (1.36)% for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002 is as follows:

                                                                        Increase
                                                                      (decrease)
                                                                      ----------
Higher  margins due to product mix                                         0.46%
Third quarter fiscal 2002 inventory reserve adjustment                   (0.46)%
Margin reduction due to OEM sales                                        (1.67)%
Labor related and other costs                                              0.31%
                                                                      ----------
Net  decrease gross profit %                                             (1.36%)
                                                                      ==========

The 0.46% improved gross profit percent on assembled boards was primarily derived from unit price reductions from our suppliers and subcontractors on our analog product lines, offset somewhat by sales of lower average margin digital products.

Although OEM sales require minimal sales and marketing support, the gross profit margin percent is substantially less than our retail products. Our OEM sales had an average gross profit margin of about 10.24% for the nine months ended June 30, 2003. OEM sales accounted for about 7.24% of our sales for the nine months ended June 30, 2003. There were no significant OEM sales for the same periods of the previous year. The increase in OEM sales caused a 1.67% reduction in gross profit margin percentage compared to last year.

During the latter part of fiscal 2001, the factors below affected the realization of the Company's inventory:

o The loss during the quarter of a long time direct corporate customer impacted the existing value of assembled boards and component inventory relating to this customer
o A change with a major contract manufacturer from consigning component parts to the contract manufacturer to purchasing the assembled boards on a turnkey basis impacted the value of component inventory
o The second consecutive year of declining sales resulted in slower sales of older models
o Engineering changes made to our USB and Macintosh products which rendered certain inventory associated with this product obsolete
o The better use of new software that assisted the Company in identifying slow moving inventory

With respect to the factors above, we deemed it necessary to increase our reserve for obsolete and slow moving inventory. An additional reserve of $1,862,766 was recorded during the fourth quarter of fiscal 2001 and charged to cost of sales.


Nine Month Period  ended June 30, 2003 Compared to June , 2002-continued
-------------------------------------------------------------------------

During fiscal 2002, there was certain assembled boards and component material inventory that we were able to sell through the use of a liquidation firm. In recognition of this, we reduced our inventory reserve to reflect the decrease in the obsolete inventory value due to the liquidation of such products. There was no similar obsolete inventory liquidation during fiscal 2003, which resulted in a comparative reduction in our gross profit margin percentage 1.67% between fiscal 2003 and fiscal 2002.

The increase in the gross margin percent of 0.31% due to labor related and other costs is related to the increase in net sales of 19.82% being in excess of the increase in labor related and other costs of 15.03%.

The  chart  below   illustrates   the   components   of  Selling,   General  and
Administrative expenses:


                                          Nine months ended June 30,
                                          --------------------------
                                                Dollar Costs                 Percentage of Sales
                                         --------------------------------------------- ---------
                                                                        Increase                           Increase
                                          2003        2002              (Decrease)      2003       2002    (Decrease)
                                          ----        ----              ----------      ----       ----    ----------
Sales and Marketing                   $  5,356,753  $  4,204,455        $ 1,152,298     13.6%      12.8%       0.8%
Technical Support                          314,318       287,999             26,319      0.8%       0.9%      -0.1%
General and Administrative               2,397,880     2,158,403            239,477      6.1%       6.6%      -0.5%
                                      ------------  ------------       ------------     -----      -----      -----
 Total                                $  8,068,951  $  6,650,857        $ 1,418,094     20.5%      20.3%       0.2%
                                      ============  ============       ============     =====      =====      =====


Selling, General and Administrative expenses increased $1,418,094 from the prior year. As a percentage of sales, Selling, General and Administrative expenses increased by 0.2% when compared to the nine months ended June 30, 2002.

The increase in Sales and Marketing expense of $1,152,298 which accounted for about 81% of the total increase in Selling, General and Administrative expenses, was mainly due to:

        o Higher advertising costs of $627,757 due to higher sales based co-operative advertising, higher customer rebate realization and increased special promotions
        o Higher advertising costs of $235,794 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
        o Higher commissions expense of $93,548 due to increased sales
        o Increased sales commission expense of $45,062 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
        o Increased European sales office costs of $100,678
        o Increased European sales office costs of $244,444 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
        o Lower trade show costs of $194,593 due to smaller show presence and frequency

The increase in General and Administrative expenses of $239,477 was primarily due to:

        o Addition of senior executive  officer $109,976
        o Higher  legal costs of $28,241
        o Increased travel costs of $15,540
        o Directors fees of $18,335
        o Banking fees of $51,560
        o Consulting fees for investment advice and public relations $49,009
        o Decreased amortization costs of $42,122 due to amortization in full of an intangible asset during fiscal 2002

Research and Development expenses increased $300,905 or approximately 27%. The increase was mainly due to higher compensation costs attributable to additional staff and increased material and contract services cost for current projects under development.

----------------------------------------------------------------------

Other income (expense)

Net other income for the nine months ended June 30, 2003 was $53,734 compared to net other expense of ($51,740) for the nine months ended June 30, 2002 as detailed below:

                                                     Nine months ended June 30,
                                                      2003               2002
                                                      ----               ----

Interest income                                       $ 13,148         $ 28,085
Foreign currency transaction gains (losses)            (11,350)           2,318
Non operational USD to Euro currency re-measurement     51,936          (82,143)
                                                      --------         ---------
Total other income (expense)                          $ 53,734         $(51,740)
                                                      ========         =========

The decrease in total other expense was due to the lower losses resulting from the Non operational USD to Euro currency re-measurements and lower interest income due to lower investment yields.

Non Operational USD to Euro currency re-measurement

We follow the rules prescribed in paragraph 15 of SFAS 52 "Foreign Currency Translation", which states that accounts denominated in a currency other than an entity's functional currency need to be re-measured into the entity's functional currency, and any gain or loss from this re-measurement are included in the determination of net income.

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

Primarily due to a decrease in U.S Dollar denominated inventory on HDE Sarl's books, HDE Sarl experienced a net asset decrease for the nine month period ending June 30, 2003. The increase in the value of the Euro versus the U.S. Dollar coupled with the decrease in net assets resulted in a re-measurement gain of $51,936 for the nine months ended June 30, 2003.

Accumulated other comprehensive income (loss)

The Euro is the functional currency of the Company's European subsidiary, HDE Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro accounts on HDE Sarl's books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. The Company had a translation loss of $(3,845) recorded on the balance sheet as of September 30, 2002. For the nine months ended June 30, 2003, the Company recorded in other comprehensive income deferred translation gains $361,963, resulting in a translation gain of $358,118 recorded as a component of accumulated other comprehensive income as of June 30, 2003.

The  Company  uses  forward  exchange   contracts  to  reduce  our  exposure  to
fluctuations in foreign currencies. Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate. The Company qualifies for cash flow hedge accounting as prescribed under FAS 133, which allows the Company to record the mark to market gains and losses in the equity section


Nine Month Period ended June 30, 2003 Compared to June , 2002-continued
-----------------------------------------------------------------------

of our balance sheet under accumulated other comprehensive income. The Company had mark to market gains of $190,919 recorded on the balance sheet as of September 30, 2002. For the nine months ended June 30, 2003, the Company recorded in other comprehensive income a mark to market loss of $336,926, reflecting the difference between open contracts at September 30, 2002 and June
30, 2003. Recorded as a component of accumulated other comprehensive income on the balance sheet as of June 30, 2003 was a cumulative mark to market loss for open contracts of $146,007.

As stated above, accumulated other comprehensive income (loss) consists of two components:

o    Translation gains and losses
o FAS 133 mark to market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):


                                                Balance      October to     Balance     January to  Balance   April to    Balance
Accumulated other comprehensive income loss      as of      December 2002    as of      March 2003   as of    June 2003    as of
-------------------------------------------   September 30,   Gains        December 31,   Gains     March 31,   Gains     June 30,
                                                 2002         (losses)         2002     (losses)      2003     (losses)     2003
                                              ------------  -------------  -----------  ----------  --------- ---------   --------

Translation  gains and (losses)               $   (3,845)   $ 150,728      $ 146,883    $  13,318   $ 160,201  $197,917  $ 358,118
FAS 133 mark to market adjustments               190,919     (518,974)      (328,055)     163,879    (164,176)   18,169   (146,007)
                                              ----------    ---------      ---------    ---------   ---------  --------  ---------
                                              $  187,074    $(368,246)     $(181,172)   $ 177,197   $   3,975) $216,086  $ 212,111
                                              ==========    =========      =========    =========   ========== ========  =========

Tax provision

Our net tax provision for the nine months ended June 30, 2003 and 2002 is as follows:

                                                Nine months ended June 30,
                                                --------------------------
                                                  2003              2002
                                                 ------            ------
Tax (benefit) attributable to U.S operations    $ 590,000)         $(640,000)
Tax  expense  European operations                  39,000             53,497
Deferred tax asset valuation allowance            590,000            640,000
                                                ---------          ---------
Net tax provision                               $  39,000          $  53,497
                                                =========          =========

Effective October 1, 1999, we restructured our foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity which services our European customers. The new structure created separate domestic and foreign tax entities, with the Luxembourg entity paying a license fee to our domestic operation for use of the Hauppauge name. For the last three fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of June 30, 2003 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the current quarter's loss from domestic operations.

During the nine months ended June 30, 2003, we reduced our Income Tax Receivable and Accrued Income Tax Payable by $326,000, partially due to tax examinations and adjustments of amounts previously recorded.

As a result of all of the above items mentioned in the Management's Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $61,522 for the nine months ended June 30, 2003, which resulted in basic and diluted net income per share of $0.01 on weighted average basic and diluted shares of 8,863,663 and 9,007,288, respectively, compared to a net income of $527,062 for the nine months ended June 30, 2002, which resulted in basic and diluted net loss per share of $0.06 on weighted average basic and diluted shares of 8,888,926 and 9,057,402, respectively.

Options to purchase 1,028,522 and 1,025,822 shares of common stock at prices ranging $1.88 to $ 10.06 and $2.07 and $10.06, respectively, were outstanding for the nine month periods ending June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.


Results of  operations-three  Month Period ended June 30, 2003  Compared to June
--------------------------------------------------------------------------------
30, 2002
--------

Results of operations  for the three months ended June 30, 2003 compared to June
30, 2002 are as follows:


                                                             Three          Three
                                                            Months         Months
                                                             Ended          Ended      Variance         Percentage of sales
                                                           6/30/03         6/30/03        $             2003    2002 Variance
                                                           -------         -------     --------         ----    -------------
Net Sales                                             $ 10,010,782    $ 10,113,135    $ (102,353)       100.0%  100.0%     0
Cost of sales                                            7,756,306       7,444,435       311,871         77.5%   73.6%   3.9%
                                                      ------------    ------------    -----------       ------  ------   ----
Gross Profit                                             2,254,476       2,668,700      (414,224)        22.5%   26.4%  -3.9%
Gross Profit %                                           22.52%          26.39%        -3.87%

Costs:
Sales & Marketing                                        1,655,344       1,332,194       323,150         16.5%   13.1%   3.4%
Technical Support                                          114,543          96,656        17,887          1.1%    0.9%   0.2%
General & Administrative                                   868,290         760,634       107,656          8.7%    7.5%   1.2%
                                                      ------------       ---------    -----------       ------   -----   ----
Total Selling, General and Administrative costs          2,638,177       2,189,484       448,693         26.3%   21.5%   4.8%
Research & Development                                     487,847         404,829        83,018          4.9%    4.0%   0.9%
                                                      ------------       ---------    -----------       ------   -----   ----
Total Costs                                              3,126,024       2,594,313       531,711         31.2%   25.5%   5.7%
                                                      ------------       ---------    -----------       ------   -----   ----
Net operating income                                      (871,548)         74,387      (945,935)        -8.7%    0.9%  -9.6%

Other income (expense)
----------------------
Interest income                                              3,143           6,457        (3,314)         0.0%    0.1%  -0.1%
Foreign currency                                             4,144         (15,718)       19,862          0.1%   -0.2%   0.3%
Non operational USD to Euro re-measurement                   8,796         (28,003)       36,799          0.1%   -0.3%   0.4%
                                                      ------------       ---------    -----------       ------   -----  -----
 Total other income (expense)                               16,083         (37,264)       53,347          0.2%   -0.4%   0.6%
                                                      ------------       ---------    -----------       ------   -----  -----
Income  before taxes                                      (855,465)         37,123      (892,588)        -8.5%    0.5%  -9.0%
Taxes on income                                                  -          10,997       (10,997)         0.0%    0.1%  -0.1%
                                                      ------------       ---------    -----------       ------   -----  -----
Net income                                            $   (855,465)      $  26,126    $ (881,591)        -8.5%    0.4%  -8.9%
                                                      ============       =========    ===========       ======   =====  =====

Net sales for the three months ended June 30, 2003 decreased $102,353 compared to the three months ended June 30, 2002. European and Asian sales decreased by $116,319 and $83,793, while domestic sales increased $97,759 as follows:

                                                                            Increase
                                                                          (decrease)   Increase       Percentage of sales by
Location                       Three  Months      Three  Months             Dollar     (decrease)      Geographic region
------------                   ended 6/30/03      ended 6/30/02             Variance    Variance %       2003      2002
                               -------------      -------------           ----------   -----------       ----      ----
Domestic                       $  3,104,548       $   3,006,789            $ 97,759        3%             31%       30%
Europe                            6,746,029           6,862,348            (116,319)      -2%             67%       68%
Asia                                160,205             243,998             (83,793)     -34%              2%        2%
                               ------------       -------------           ----------    -----            ----      ----
 Total                         $ 10,010,782       $  10,113,135           $ (102,353)     -1%            100%      100%
                               ============       =============           ===========   =====            ====      ====


        The primary forces contributing to the sales decrease were:

        o Decrease in sales of digital and digital satellite product of $119,667
        o Increase in analog and personal video recorder sales of $17,314

Net sales to domestic customers were 31% of net sales for the quarter ended June 30, 2003 compared to 30% for the quarter ended June 30, 2002. Net sales to European customers were 67% of net sales compared to 68% for the same quarter of last year. Net sales to Asian customers were 2% for both quarters.

Gross profit decreased $414,224 for the three months ended June 30, 2003. Gross profit percentage for the three months ended June 30, 2003 was 22.52% compared to 26.39% for the prior year's third quarter.

Results of  operations-three  Month Period ended June 30, 2003  Compared to June
--------------------------------------------------------------------------------
30, 2002-continued
------------------

The increases and (decreases) in the gross profit are detailed below:

                                                                        Increase
                                                                      (decrease)
                                                                      ----------
Due to (decreased) sales                                              $ (34,149)
Higher  margins due to product mix                                       50,619
Third quarter fiscal 2002 inventory reserve adjustment                 (151,189)
Margin reduction due to OEM sales                                      (216,523)
Due to increases in labor related and other costs                       (62,982)
                                                                      ----------
  Total  decrease in gross profit                                     $(414,224)
                                                                      ==========

The decrease in gross profit margin percent of 3.87% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was as follows:

                                                                        Increase
                                                                      (decrease)
                                                                      ----------
Higher  margins due to product mix                                         0.50%
Third quarter fiscal 2002 inventory reserve adjustment                   (1.49)%
Margin reduction due to OEM sales                                        (2.16)%
Labor related and other costs                                             (.72)%
                                                                      ----------
Net  decrease in gross profit %                                          (3.87)%
                                                                      ==========

The 0.50% improved gross profit margin percent on assembled boards was primarily derived from unit price reductions from our suppliers and subcontractors on our analog product lines, offset somewhat by sales of lower average gross profit margin percentage digital products.

Although OEM sales require minimal sales and marketing support, the margins are substantially less than our retail products. Our OEM sales had an average gross profit margin of about 12.31% for the three months ended June 30, 2003. OEM sales accounted for about 10.03% of our sales for the three months ended June 30, 2003. There were no significant OEM sales for the same period of the previous year. The increase in OEM sales caused a 2.16% reduction in gross profit margin percent compared to last year.

During the latter part of fiscal 2001, the factors below affected the realization of the Company's inventory:

o The loss during the quarter of a long time direct corporate customer impacted the existing value of assembled boards and component inventory relating to this customer
o A change with a major contract manufacturer from consigning component parts to the contract manufacturer to purchasing the assembled boards on a turnkey basis impacted the value of component inventory
o The second consecutive year of declining sales resulted in slower sales of older models
o Engineering changes made to our USB and Macintosh products which rendered certain inventory associated with this product obsolete
o The better use of new software that assisted the Company in identifying slow moving inventory

With respect to the factors above, we deemed it necessary to increase our reserve for obsolete and slow moving inventory. An additional reserve of $1,862,766 was recorded during the fourth quarter of fiscal 2001 and charged to cost of sales.

During fiscal 2002, there was certain assembled boards and component material inventory that we were able to sell through the use of a liquidation firm. In recognition of this, we reduced our inventory reserve to reflect the decrease in the obsolete inventory value due to the liquidation of such products. There was no similar obsolete inventory liquidation during the third quarter of fiscal 2003, which resulted in a comparative reduction in our gross profit margin percentage 1.49% between the third quarters fiscal 2003 and fiscal 2002.



Results of  operations-three  Month Period ended June 30, 2003  Compared to June
--------------------------------------------------------------------------------
30, 2002-continued
------------------

The decrease in the gross profit margin percent of 0.72% relating to labor related and other costs was due to the sales decreasing by 1.01% from last year's third quarter while labor related and other costs increased 7.35% over last year's third quarter.

The  chart  below   illustrates   the   components   of  Selling,   General  and
Administrative expenses:


                                  Three months ended June 30,
                                  ----------------------------
                                       Dollar Costs                                 Percentage of Sales
                                  ---------------------------------------------------------------------
                                                                    Increase                             Increase
                                     2003             2002         (Decrease)      2003       2002      (Decrease)
                                     ----             ----         ----------      ----       ----      ----------

Sales and Marketing                $ 1,655,344     $ 1,332,194    $ 323,150       16.5%      13.1%         3.4%
Technical Support                      114,543          96,656       17,887        8.7%       0.9%         0.2%
General and Administrative             868,290         760,634      107,656        8.7%       7.5%         1.2%
                                   ------------    -----------    ---------       -----      -----         ----
  Total                            $ 2,638,177     $ 2,189,484    $ 448,693       26.3%      21.5%         4.8%
                                   ============    ===========    =========       =====      =====         ====


Selling, General and Administrative expenses increased $448,693 from the prior year's third quarter. As a percentage of sales, Selling, General and Administrative expenses increased by 4.8% when compared to the three months ended June 30, 2002.

The increase in Sales and Marketing expense of $323,150, which accounted for about 72% of the total increase in Selling, General and Administrative expenses, was mainly due to:

        o Higher advertising costs of $192,544 due to higher sales based co-operative advertising, higher customer rebate realization and increased special promotions
        o Higher advertising costs of $57,974 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
        o      Lower commissions expense of $18,075 due to decreased sales
        o Increased commission expense of $16,398 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
        o      Increased European sales office costs of $62,200
        o Increased European sales office costs of $90,468 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
        o Lower trade show costs of $64,542 due to smaller show presence and frequency

The increase in General and Administrative expenses of $107,656 was primarily due to:

        o      Addition of senior executive officer $16,177
        o      Other salary increases of $12,820
        o      Higher legal costs of $15,498
        o      Directors fees of $18,335
        o      Banking fees of $13,518
        o      Consulting  fees  for  investment  advice  and  public  relations
               $37,498
        o Decreased amortization costs of $12,491 due to amortization in full of an intangible asset during fiscal 2002

Research and Development expenses increased $83,018 or approximately 21%. The increase was mainly due to higher compensation costs attributable to additional staff and increased material and contract services cost for current development projects.

--------------------------------------------------------------------------

Other income (expense)

Net other income for the three months ended June 30, 2003 was $16,083 compared to net other expense of $37,264 for the three months ended June 30, 2002 as detailed below:

                                                     Three months ended June 30,
                                                          2003            2002
                                                          ----            ----

Interest income                                       $   3,143        $  6,457
Foreign currency transaction gains (losses)               4,144         (15,718)
Non operational USD to Euro currency re-measurement       8,796         (28,003)
                                                      ---------        ---------
Total other income (expense)                          $  16,083        $(37,264)
                                                      =========        =========

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

Primarily due to a decrease in U.S Dollar denominated inventory on HDE Sarl's books, HDE Sarl experienced a net asset decrease for the three month period ending June 30, 2003. The increase in the value of the Euro versus the U.S. Dollar coupled with the decrease in net assets resulted in a re-measurement gain of $8,796 for the three months ended June 30, 2003.

Accumulated other comprehensive income (loss)

The Euro is the functional currency of the Company's European subsidiary, HDE Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro accounts on HDE Sarl's books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. For the three months ended June 30, 2003, the Company recorded in other comprehensive income deferred translation gains of $197,917. Recorded as a component of accumulated other comprehensive income on the balance sheet as of June 30, 2003 was a cumulative translation gain of $358,118.

The  Company  uses  forward  exchange   contracts  to  reduce  our  exposure  to
fluctuations in foreign currencies. Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate. The Company qualifies for cash flow hedge accounting as prescribed under FAS 133, which allows the Company to record the mark to market gains and losses in the equity section


Three  Month  Period  ended  June  30,  2003   Compared  to  June  30,
----------------------------------------------------------------------
2002-continued
--------------

of our balance sheet under accumulated other comprehensive income. For the three months ended June 30, 2003, the Company recorded in other comprehensive income a mark to market gain of $18,169, reflecting the difference between open contracts at March 31, 2003 and June 30, 2003. Recorded as a component of accumulated other comprehensive income on the balance sheet as of June 30, 2003 was a cumulative mark to market loss for open contracts of $146,007.

As stated above, accumulated other comprehensive income (loss) consists of two components:

o   Translations gains and losses
o FAS 133 mark to market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):


                                                Balance       October to      Balance     January to  Balance    April  to  Balance
Accumulated other comprehensive income (loss)    as of        December 2002    As of      March 2003  as of      June 2003  as of
---------------------------------------------   September 30,   Gains        December 31,  Gains      March 31,    Gains    June 30,
                                                 2002         (losses)        2002        (losses)    2003        (losses)     2003
                                               ------------- -------------  ------------  ---------- ---------   ---------- --------
Translation  gains and (losses)                $ (3,845)      $ 150,728      $  146,883   $ 13,318   $ 160,201   $ 197,917  $358,118
FAS 133 mark to market adjustments              190,919        (518,974)       (328,055)   163,879   (164,176)      18,169   146,007
                                               ------------- -------------  ------------  ---------- ---------   ---------- --------
                                               $187,074       $(368,246)     $  181,172)  $177,197   $ (3,975)   $ 216,086  $212,111
                                               ============= =============  ============  ========== =========   ========== ========

Tax provision

Our net tax provision for the three months ended June 30, 2003 and 2002 is as follows:

                                                     Three months ended June 30,
                                                     ---------------------------
                                                          2003              2002
                                                         ------            -----
Tax (benefit) attributable to U.S operations         $ (377,500)     $ (163,000)
Tax  expense  European operations                             -         10, 997
Deferred tax asset valuation allowance                  377,500         163,000
                                                     -----------     -----------
Net tax provision                                    $         -     $   10,997
                                                     ===========     ===========

Effective October 1, 1999, we restructured our foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity which services our European customers. The new structure created separate domestic and foreign tax entities, with the Luxembourg entity paying a license fee to our domestic operation for use of the Hauppauge name. For the last three fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of June 30 2003 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the current quarter's loss from domestic operations.

During the nine months ended June 30, 2003, we reduced our Income Tax Receivable and Accrued Income Tax Payable by $326,000, partially due to tax examinations and adjustments of amounts previously recorded.

As a result of all of the above items mentioned in the Management's Discussion and Analysis of Financial Condition and Results of Operations, we recorded net loss of $855,465 for the three months ended June 30, 2003, which resulted in basic and diluted net loss per share of $0.10 on weighted average basic and diluted shares of 8,869,832, compared to a net income of $26,126 for the three months ended June 30, 2002, which resulted in breakeven basic and diluted net income per share on weighted average basic and diluted shares of 8,886,755 and 9,042,571, respectively.

Options to purchase 1,782,601 and 1,025,822 shares of common stock at prices ranging $1.05 to $ 10.06 and $2.07 and $10.06, respectively, were outstanding for the three month periods ending June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

Liquidity and Capital Resources

Our cash, working capital and stockholders' equity position is disclosed below:

                                                     June 30,      September 30,
                                                       2003           2002
                                                     -------          ----

Cash                                               $ 5,347,255     $  4,964,522
Working Capital                                     11,421,999       11,276,942
Stockholders' Equity                                12,070,689       11,966,612

We had cash and cash equivalents as of June 30, 2003 of $5,347,255, a increase of $382,733 over September 30, 2002.

The increase was due to:

Net income adjusted for non cash items                                 $ 298,370
Decrease in accounts receivable                                        1,122,442
Decrease  in  income taxes receivable                                    326,000
Proceeds from employee stock purchases                                    24,657
Less cash used for:
Decrease in accounts payable and other current liabilities             (792,715)
Increase in inventories                                                (221,337)
Increase in prepaid expenses and other current assets                  (171,677)
Purchases of fixed assets                                              (167,365)
Purchase of treasury stock                                              (35,642)
                                                                       ---------
 Net increase in cash                                                  $ 382,733
                                                                       =========

Net cash of $561,083 provided by operating activities was primarily due to a reduction in accounts receivable and income tax receivable of $1,122,442 and $326,000, respectively, and net income adjusted for non cash items of $298,370 offset by cash used to fund decreases in accounts payable and other current liabilities of $792,715, increase in inventory of $221,337 and increases in prepaid assets and other current assets of $171,677. The decrease in accounts receivable was the result of a decrease in sales of about $3.6 million between the quarter ended March 31, 2002 and the quarter ended June 30, 2003.

Cash of $167,365 and $35,642 was used to purchase fixed assets and purchase treasury stock. Proceeds from the stock purchased by employees through the employee stock purchase plan provided additional cash of $24,657.

Our bank facility with JP Morgan Chase expired in April 2002. It is the intention of the Company to procure a new credit facility on terms acceptable to the Company, however, there can be no assurance that we will secure a replacement line of credit at competitive terms.

On November 8, 1996, we approved a stock repurchase program. The program, as amended, authorizes the Company to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of June 30, 2003, we held 542,067 treasury shares purchased for $1,497,216 at an average purchase price of approximately $2.76 per share.

We believe that our cash and cash equivalents as of June 30, 2003 and our internally generated cash flow will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual  Obligations
-------------------------------

The following table shows the Company's contractual obligations related to lease obligations as of June 30, 2003:

                                                        Payments due by period
Contractual obligations                 Total           1 year       1-3 years
-----------------------                 -----           ---------    ---------

Operating lease obligations             $ 1,755,674     $ 662,838    $ 1,092,836
                                        ===========     =========    ===========

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

----------------------------------------------------

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

Translation of assets and liabilities  denominated in non functional  currencies
--------------------------------------------------------------------------------
on our European financial statements
------------------------------------

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

--------------

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

Recent Accounting Pronouncements
--------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (" SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope.

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

The strength or weakness of the U.S. Dollar against the Euro and British Pound Sterling impacts our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. Dollars). We use derivatives to reduce our exposure to fluctuations in foreign currencies. Foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying forecasted sales transactions with customers. As of June 30, 2003, we had foreign currency contracts outstanding of approximately $1,590,000 against the delivery of the Euro. The

--------------------------------------------

contracts expire through August 2003. Our accounting policies for these instruments are based on its designation of such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". As of June 30, 2003, a deferred loss of $146,007 reflecting the net mark to market loss of our derivatives was recorded as a component of accumulated other comprehensive income on our balance sheet.

For the three months and nine months ended June 30, 2003, we recorded a decrease in sales of $366,300 and $1,525,100 related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the three months and nine months ended June 30, 2002, we recorded an decrease in sales of $750,000 and $653,000 related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts.

Item 4. Controls and Procedures
-------------------------------

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluaution, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 in alerting them in a timely manner to materail information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Special Note Regarding Forward Looking Statements
-------------------------------------------------

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

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         -----------------

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits
     --------

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)  Reports on Form 8-K
     -------------------

One Current Report on Form 8-K was filed by us during the quarter ended June 30, 2002 as follows:

    (i) Date of Report:  May 15, 2003
        Item Reported:   7, 9

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


                                           HAUPPAUGE DIGITAL, INC.
                                           -----------------------
                                           Registrant




Date:  August 13 , 2003                By   /s/ Kenneth Plotkin
                                            ------------------------------------
                                            KENNETH PLOTKIN
                                            Chief Executive Officer and Director


Date:  August  13, 2003                By   /s/ Gerald Tucciarone
                                            ------------------------------------
                                            GERALD TUCCIARONE
                                            Treasurer and Chief
                                            Financial Officer