Form 10-K
period 2003-09-30
HAUPPAUGE DIGITAL INC
filed 2003-12-24
CIK 930803

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

(x)       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

          For the fiscal year ended         September 30, 2003
                                            ------------------

          OR


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________

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

                    91 Cabot Court, Hauppauge, New York 11788
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code    (631) 434-1600
                                                  --------------

Securities registered pursuant to Section 12 (b) of the Act:

      None

Securities registered pursuant to Section 12 (g) of the Act:

      $.01 par value Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

      YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2).

      YES NO X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2003 was approximately $8,958,177. Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the Company. Market value is based upon the price of the Common Stock as of the close of business on March 31, 2003 which was $1.39 per share as reported by NASDAQ.

As of March 31, 2003, the number of shares of Common Stock outstanding was 8,880,682 (exclusive of treasury shares).



                                     PART I
                                     ------

                Special Note Regarding Forward Looking Statements
                -------------------------------------------------


Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those discussed under the subsection entitled "Risk Factors" under "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements including the terms "believes," "belief," "expects," "plans," "anticipates," "feel", or "intends," and their opposite and derivations thereof and similar words to be uncertain and forward-looking. All cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear.


Item 1.  BUSINESS


All references herein to "us", "we" or "the Company" include Hauppauge Digital, Inc., our wholly-owned subsidiaries and their subsidiaries, unless otherwise indicated or the context otherwise requires.

We engineer, develop, subcontract for manufacture, market and sell products for the personal computer

("PC") market and the Apple(R) Macintosh(R) market. We also offer products for the home entertainment market.

We have two primary product categories: analog TV products and digital TV products.

We offer several types of analog products. Our WinTV(R) analog TV receivers allow PC users to watch television on their PC screen in a resizable window, and also enable recording of TV shows to a hard disk. Our WinTV(R)-PVR TV personal video recorder products include hardware MPEG encoders, which improve the performance of TV recording and add instant replay and program pause functions, plus also enable the `burning' of TV recordings onto DVD or CD media. Our Eskape(TM) Labs products allow users of Apple(R)Macintosh(R) computers to watch television on their computer screen.

We offer three types of digital TV receivers. Our WinTV(R) digital receivers can receive digital TV transmissions and display the digital TV show in a re-sizeable window on a user's PC screen. Our Digital Entertainment Center products ("DEC") allow users to receive digital TV broadcasts and display the digital TV on either a TV set or a PC screen. Our MediaMVP(TM) product was designed to allow PC users to play digital media such as digital music, digital pictures and digital videos on a TV set via a home network.

We sell our products through computer and electronic retailers, computer products distributors and original equipment manufacturers ("OEMs").

Our Strategy

Since our entry into the PC video market in 1991, management believes that we have become the world leader in bringing TV content to PCs by focusing on four primary strategic fronts:

        o        innovating and diversifying our products
        o        introducing new and desirable features in our products
        o        expanding our international sales and distribution channels
        o        forging strategic relationships with key industry players

As more people are looking to their PCs for a total entertainment experience, we believe that our products are able to enhance the capabilities of the multimedia PC to enable it to become a one-stop integrated entertainment system. We feel our current and future products have the potential to be ubiquitous in PC-based home entertainment systems.

Our engineering group works on updating our current products to add new and innovative features that the marketplace seeks, while remaining vigilant in trying to ensure that our products are compatible with new operating systems. This work is done in addition to our research and development efforts in designing, planning and building new products.

We believe that strategic relationships with key suppliers, OEMs, technology providers, and internet and e-commerce solutions providers give us important advantages in developing new technologies and marketing our products. By jointly working with and sharing our engineering expertise with a variety of other companies, we seek to leverage our investment in research and development and minimize time to market.

Our international sales and marketing team cultivates a variety of distribution channels comprised of computer and electronic retailers, computer products distributors and OEMs. Electronic retailers include retail stores, web stores and third-party catalogs, both print and on-line among others. We work closely with our retailers to enhance sales through joint advertising campaigns and promotions. We believe that developing our international presence contributes to our strategic position, allowing us to benefit from investments in product development, and more firmly establishing our Hauppauge(R), WinTV(R), MediaMVP(TM) and DEC brand names in the international marketplace.

We seek to maintain and improve our profit margins by, among other things, outsourcing our production to contract manufacturers suited to accommodate the type and volume of our needs. We also leverage international supplier relationships to assist us in receiving competitive prices for the component parts we buy. We believe this two-tiered approach allows us to be the lowest cost / highest quality producer in our marketplace. Successfully engineering products to have low production costs and commonality of parts along with the use of single platforms for multiple models are other important ways that we believe our design and build strategy contribute to our financial performance.

Products

We have two primary product categories: analog TV and digital TV products.

See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements comprising part of this Annual Report on Form 10-K for additional information relating to our operating segments.

Analog TV Products
------------------

Our analog TV receiver products enable a PC user to watch TV in a resizable window on a PC. Our software controls functions such as channel change, volume adjustment, freeze frame, and channel scan. Our analog receiver products include audio functions that allow sound to be heard while watching TV or video. The audio can be connected to speakers or to a PC's sound card.

          (i)      WinTV(R) TV Receiver Products

The WinTV(R) analog TV receiver products include 125-channel cable-ready TV tuners with automatic channel scan and a video digitizer which allows the user to capture still and motion video images. Some of our analog products allow the user to listen to FM radio, video-conference over the internet (with the addition of a camera or camcorder), enjoy the benefits of stereo surround sound with Dolby(TM)-Pro Logic and control these functions with a handheld remote control. In Europe, our WinTV(R) analog TV receiver products can be used to receive teletext data broadcasts, which allow the reception of digital data that is transmitted along with the "live" TV signal.

The WinTV(R)-GO is our low-cost, single slot internal board. Apart from allowing users to watch TV on their PC, it enables users to snap still and motion video images and video-conference over the internet with the addition of a camera or camcorder. Step up models from the WinTV(R)-GO add features such as FM radio and a remote control.

Our premium analog product is the WinTV(R)-Theater. In addition to allowing users to watch TV on their PC, the Theater board allows users to enjoy Dolby(TM)-Pro Logic surround sound over up to 5 speakers plus Virtual Dolby(TM) surround sound, listen to FM stereo and snap still and motion video images and video-conference over the internet with the addition of a camera and camcorder. Included with the board is a remote control for both TV and FM stereo.

Some WinTV(R) analog TV receiver products are available as external devices which connect to the PC through the USB port. The board included in the USB models is encased in an attractive plastic shell making USB models freely portable from PC to PC and from one desktop, laptop or notebook computer to another.

Over the fiscal 2003, we upgraded nearly all our European analog TV receiver products to offer improved video quality at lower prices to the customer. Additionally we also introduced the PCI Express, an entry level version of the WinTV(R)-GO in Europe.

Over fiscal 2003, we also added a software-based TV recording feature to all analog WinTV(R) products. Marketed under the SoftPVR(TM) name, this feature allows consumers to record their TV shows to their hard disk. SoftPVR(TM) is not as powerful as our hardware MPEG encoder-based WinTV(R)-PVR products, but does allow rudimentary television recording capabilities. SoftPVR(TM) is available on both the internal WinTV(R)-PCI boards and the external WinTV(R)-USB products.

          (ii)     WinTV(R)-PVR TV Recording Products

Our WinTV(R)-PVR TV recording products include all of the basic features of our analog TV receiver products, such as TV on the PC screen, channel changing and volume adjustment. They also add the ability to record TV shows to disk using a built-in high quality hardware MPEG 2 encoder. This technology allows a typical desktop computer system to record up to hundreds of hours of video to disk, limited only by the size of the disk (or storage medium). In addition, the WinTV(R)-PVR user can pause a live TV show, and then resume watching the TV show at a later time. The maximum amount of recording time and the maximum amount of paused TV is dependent upon the hard disk space available on the PC.

The WinTV(R)-PVR user can record a TV show to the hard disk using a TV scheduler and then play the recording back, edit it, and record the show onto a CD-ROM or DVD-ROM, using a CD or DVD writer, for playback on a home DVD player or on a PC. The user can re-size the window during viewing, recording or playback. Our WinTV(R)-PVR products also provide for instant replay and are available in both internal and external USB models.

In fiscal 2003, we introduced several new models with new price points and feature sets. The WinTV(R)-PVR-250 was introduced, replacing the WinTV(R)-PVR-pci model. The WinTV(R)-PVR-250 provides better quality video and audio at a lower price point than prior models. The WinTV(R)-PVR-350 is similar to the WinTV(R)-PVR-350, but adds a hardware MPEG video decoder which allows recorded TV shows to be played back on a TV set. The WinTV(R)-PVR-usb2 has similar hardware and software capabilities to the WinTV(R)-PVR-250, but it is an external device which connects to a PC or laptop via a USB port.

An added feature to the WinTV(R)-PVR-250 is that it supports Microsoft(R)'s Windows(R) XP Media Center Edition. Microsoft(R)'s Windows(R) XP Media Center Edition integrates digital entertainment experiences including "live" television, PVR, digital music, digital video, DVDs and pictures. Users can pause, jump forward or watch "live" TV, record a program or a whole series, and manage all their digital music, home movies, videos, photos and DVDs on the PC. Users can also access and control this new entertainment device with a large, easy-to-use-on-screen menus and the Media Center Remote Control.

The WinTV(R)-PVR-250's high-quality hardware MPEG encoder enables Windows(R) XP Media Center Edition to record TV shows to the PC's hard disk. At the best quality setting, approximately one hour of television can be recorded on two gigabytes of disk space. Microsoft(R)'s Windows(R) XP Media Center Edition includes an Electronic Program Guide so that users can schedule their TV recording automatically with the WinTV(R)-PVR-250.


          (iii)    Eskape(TM) Labs Products

Our Eskape(TM) Labs product line delivers TV for Apple(R) Macintosh(R) computers. The video is sent to the Apple(R)Macintosh(R) computer through the USB port and as a result, there is no complicated installation process. Eskape products are available for all Apple(R) Macintosh(R) users from the on-the-go iBooks(TM) to G5(TM) power users. All our Eskape(TM) Labs products are QuickTime(R) compatible.

MyTV2GO and MyTV2GO-FM are the lower priced models of the "My" line. They enable users to bring TV to their iMacs(TM), PowerBooks(TM) and G3(TM), G4(TM) and G5(TM) Macintosh(R) models through USB ports. Our Eskape(TM) products also include a 125-channel cable-ready TV tuner and the capability to "grab" picture files and short movie files from the users' TV, video cassette recorder or camcorder and save these files to disk. The additional attraction of MyTV2GO-FM over the MyTV2GO is that it allows users to listen to and record FM radio.

MyTV and MyTV-FM are similar to MyTV2GO and MyTV2Go-FM, respectively, except that the MyTV2GO products include full-frame rate Motion JPEG video capture functions for superior video compression, video quality and lip synchronization.

MyCapture II allows users to capture video on their iMac(TM), iBook(TM), PowerBook(TM)or G3(TM)/G4(TM)/G5(TM) Macintosh(R) without opening their computer. MyCapture II delivers smooth, full frame rate video capture. To achieve the highest quality video capture over USB, MyCapture II utilizes the same state-of-the-art Motion JPEG hardware compression used in more expensive professional solutions. It supports NTSC and PAL video sources from S-video and composite video connections. MyCapture II is ideal for QuickTime(R)-enabled websites and for web publishers.

Digital TV Products
-------------------

          (i) Digital TV Receivers for the U.S. and North America

Destination   Digital  TV,  a  publication   of  the  National   Association  of
Broadcasters,         reported,         in        its        October        2003
issue(http://www.nab.org/newsroom/issues/digitaltv/DDTV/), that a survey conducted, by the National Association of Broadcasters, amongst stations found that the number of DTV stations on air in the United States had increased to 1,060 - in 202 markets which serve nearly 100% of TV households. It also reported that 82% of U.S. TV households are in markets with five or more broadcasters airing DTV, and 56% are in markets with eight or more broadcasters sending digital signals.

We offer both digital TV and High Definition Digital TV products ("HDTV Receiver Products"), which exploit the superior images and sound of the U.S. digital TV standard.

Our internal WinTV(R)-D board allows users to watch digital TV and conventional analog TV in a re-sizeable window on their PC. It receives all 18 U.S. digital TV formats and includes a super video ("S-Video") output enabling users to watch digital TV on a TV set, a 5-channel Dolby(TM) Digital surround sound (AC3) decoder and a remote control.

Our WinTV(R)-HD board allows users to watch terrestrial digital and conventional analog TV. It supports the viewing of High Definition video in any of the ATSC HDTV formats. This product enables users to experience High Definition TV viewing quality without purchasing a costly high definition TV. The WinTV-HD can display High Definition television on a computer monitor or a plasma or other High Definition TV monitor.

          (ii) Digital TV Receivers for the International Market

Our WinTV(R)-DVB-s is designed for receiving, decoding and displaying digital satellite broadcasts on a PC. Used with a modem, it can facilitate connection to a satellite ISP (Internet Service Provider) to obtain high speed internet access. Our WinTV(R)-DVB-s product can receive free channels without the need for any specialized additional equipment. However, to receive 'subscriber' or 'pay per view' channels, an optional common interface module, which we sell, is required together with a decryption card that is available for a fee from the provider of these channels. In contrast, the WinTV(R)-DVB-t has all the features of the WinTV(R)-DVB-s except that it receives its signal from a terrestrial source.

In fiscal 2002, we began shipping internationally our WinTV(R)-Nova-CI, a lower cost European satellite receiver and the common interface module which enables subscription pay TV channels to be received and decoded, for a fee payable to the subscription service.

          (iii) Digital Entertainment Center ("DEC")

Our DEC products, introduced in Europe during fiscal 2002, are set top boxes that enable analog TV sets to receive digital satellite and digital terrestrial broadcasts. DEC products enable an owner of an analog TV set to enjoy the benefits of digital broadcasts, such as a greater choice of channels, clearer picture quality and superior audio quality. The multi-purpose DEC set top box displays new digital channels while continuing to allow a TV to display analog programs. DEC set top boxes have the ability to receive, decode and display wide screen broadcasts, and can re-format the wide screen broadcast to fit older analog TV models without the need to purchase a costly digital ready TV. Digital radio, interactive television services and digital teletext are other features that the DEC set top boxes deliver. We hope to develop future product generations that could enable a user to connect to a PC or Notebook computer and record digital TV programs to the computer's hard drive, permitting the user to record and later playback the recorded video in full digital quality on the user's TV screen or computer monitor.

          (iv) Media MVP(TM)

The MediaMVP(TM) is a Linux-based digital media, and is one of a new class of PC products which link TV sets and PCs. Media, such as music, digital pictures, and digital videos, are transmitted from the PC, where they are stored, to the MediaMVP(TM), where they are converted from a digital format into an analog format, enabling playback on a TV connected to the MediaMVP(TM). MediaMVP(TM) was introduced to the market in fiscal 2003, but first customer shipments were not made until the beginning of fiscal 2004.


The MediaMVP(TM) enables users to watch and listen to PC-based videos, music and pictures on their TV sets through a home network. The MediaMVP(TM) connects to TV sets or home theater systems and, via an Ethernet network, plays back MP3 music, MPEG-1 and MPEG-2 videos, JPEG and GIF digital pictures that have been recorded and stored on a PC. The MediaMVP(TM) decodes this media and then outputs video through composite and S-Video connections for the best video quality on TV sets, and audio through stereo audio output connectors to TV sets or home theater systems.

The MediaMVP(TM) also provides an on-TV-screen display of media directory listings. It receives commands from the supplied remote control, and sends these commands to the PC server. The TV menus are created on the PC server, sent over the Ethernet LAN and displayed by the MediaMVP(TM)'s browser. The MediaMVP(TM)'s remote control allows a user to pause, fast forward and rewind through videos, plus pause music and picture shows. A user can adjust the audio volume from MediaMVP(TM)'s remote control, avoiding the need to use the TV's remote control.

Other Products
--------------

          (i) Video Editing Products

Our primary video capture product, the DV-Wizard Pro, allows users to record and edit videos from a digital video camcorder on their PC. This product also allows users to connect their digital video camcorder to their PC through a firewire connection, convert digital movies into a compressed format, thus saving hard disk space, edit the digital movies, add voice narrations and music, and then record the edited digital movies onto a DVD or CD-ROM.

The DV-Wizard Pro was designed to enable the user to edit and add flair to home videos. It can also be used by corporate marketing communication departments, training video developers, trade show demonstration creators, video hobbyists, DVD title producers and creators of corporate product literature on CD-ROM.

          (ii) Video Capture Products

Our ImpactVCB Video Capture Board ("ImpactVCB") is a low cost PCI board for high performance access to digitized video. Designed for PC-based video conferencing and video capture in industrial applications, the ImpactVCB features "live" video-in-a-window, still image capture and drivers for Windows(R) 2000, Windows(R) XP, Windows(R) NT and Windows(R) 98. There are third party drivers and applications for use with the Linux operating system.


Our USB Live is an easy way to watch video, grab images and video conference on the PC with the addition of a camera. It plugs into the PC's USB port for easy installation and brings video into users' PCs from their camcorder or VCR. Users can create video movies, save still and motion video images onto their hard disk with our software, and video conference over the internet with the addition of a camera or camcorder.


Technology


Analog TV Technology
--------------------

We have developed five generations of products which convert analog video into digital video since our first such product was introduced in 1991.

The first generation of WinTV(R) products put the TV image on the PC screen using chroma keying, requiring a dedicated "feature connector cable" between the WinTV(R) and the VGA (video) board. Our initial customers were mostly professional PC users, such as financial market professionals who needed to be able to view stock market related TV shows while spending many hours on their PCs, who found having TV in a window on their desktop useful and entertaining.

In 1993, we invented a technique called "smartlock", which eliminated the need for the "feature connector cable." In 1994, we introduced the WinTV(R)-Celebrity generation of TV tuner boards based on this smartlock technology, greatly improving customer satisfaction. At the time, our CinemaPro series of WinTV(R) boards then used smartlock and other techniques to further reduce cost and improve performance.

In June 1996, we introduced the WinTV(R)-PCI line of TV tuner boards for PCs. These boards were developed to eliminate the relatively expensive smartlock circuitry and memory used on the WinTV(R)-Celebrity and CinemaPro products. The WinTV(R)-PCI used a technique called "PCI Push" and was designed to be used in the then emerging Intel(R) Pentium(R) market. These Pentium(R)-based PCs had a new type of system expansion "bus", called the PCI bus, which allowed data to be moved at a much higher rate than the older ISA bus, which the previous WinTV(R) generations used. The "PCI Push" technique moves the video image 30 times per second (in Europe the image is moved 25 times per second) over the PCI bus. In addition to being less expensive to manufacture, the WinTV(R)-PCI had higher digital video movie capture performance than the previous generations, capturing video at up to 30 quarter screen frames per second. With this higher performance capture capability, the WinTV(R)-PCI found new uses in video conferencing, video surveillance and internet streaming video applications.

The fourth generation analog TV receivers are the WinTV(R)-PVR models which were first developed during fiscal 2000 and introduced to the market in early fiscal 2001. The WinTV(R)-PVRs include both internal PCI and external USB TV receivers which are designed to add the ability to record TV shows to a PC's hard disk. The core technology in the WinTV(R)-PVR products is a hardware MPEG encoder, which compresses analog video from a TV tuner or external video source into an MPEG format in real time. MPEG is the compression format used on DVDs. This MPEG encoder is a purchased chip, to which we add our driver and application software to create the recording and program pause functions. Our WinTV(R)2000 application was enhanced to add the functions needed to record, pause and play back TV on a PC screen.


Digital TV Technology
---------------------

Our WinTV(R)-D board, developed during the 1999 fiscal year and delivered to the market in the beginning of fiscal 2000, was the first digital TV receiver for the U.S. market which allowed PCs to receive, display and record digital TV signals, in addition to watching conventional analog TV. The software to control the digital TV reception is based on our WinTV(R)-2000 software, which was developed during fiscal 1999. In fiscal 1999, we also introduced the WinTV(R)-DVB board for the European market. This board brings digital TV to PCs, and is based on the European Digital Video Broadcast standard. Both the WinTV(R)-D and the WinTV(R)-DVB have the ability to receive special data broadcasts which some broadcasters may send along with the digital TV signal, in addition to displaying digital TV in a resizable window. Data broadcasts on digital TV are transmitted at several million bits per second. Our proprietary software can decode and display some of these special data broadcasts. We intend to work on standardized reception and display software, if such broadcasts become standardized.

Our MediaMVP(TM) contains our newest technology. Based on the Linux operating system, the MediaMVP(TM) works in a client/server system with a PC, communicating with the PC `server' and receiving digital media from the PC and displaying the media on a TV set. The core technology to the MediaMVP(TM) comprises the configuration and enhancements to the Linux operating system, the user interface displayed on the TV set, and the technology to transmit digital media reliably over the local area network.


Research and Development

Our development efforts are currently focused on extending the range and features of the WinTV(R)PVR products, developing additional externally attached TV products and additional high-definition digital TV products. We are also developing more highly integrated versions of hardware products to further improve performance and price points, and new versions of software to add features, improve ease of use, and provide support for new operating systems.

We currently have two research and development ("R & D") operations: one based in our Hauppauge, New York headquarters and one based in Pleasanton, California. The Pleasanton, California R&D operation develops the Eskape(TM) Labs products, while the New York R&D operation is aimed at extending the range and features of the WinTV(R)PVR products, developing additional externally attached TV products and additional high-definition digital TV products.

The technology underlying our products and certain other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business.

We maintain an ongoing R & D program. Our future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We continue to invest heavily in R & D. We spent approximately $1,902,000, $1,592,000 and $1,510,000 for R & D expenses for the years ended September 30, 2003, 2002, and 2001, respectively. There can be no assurance that our future research and development will be successful or that we will be able to foresee, and respond to, advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."


Product Production and Suppliers

We design the hardware for most models of the WinTV(R), MediaMVP and Eskape(TM) Labs products, and also write the operating software to be used in conjunction with many versions of the popular Microsoft(R) Windows(TM) and Apple(R)
Macintosh(R) operating systems, including Windows(R) XP, Windows(R)98, Windows(R)Me, Windows(R)NT and Windows(R)2000. We subcontract the manufacturing and assembly of most of these products to independent third parties at facilities in various countries. We monitor and test the quality of the completed products at our facilities in the U.S.(Hauppauge, New York), Singapore, and Ireland before packaging the products and shipping them to our customers. We also buy from others finished products such as the DEC and WinTV(R)-DVB products, that we have not designed but are sold under our name, on an OEM basis.

Certain component parts, such as TV tuners, video decoder chips and software compression chips, plus certain assembled products, such as the DEC and WinTV(R)-DVB, that are essential to our business are available from a single source or limited sources. Other essential component parts that are generally available from multiple sources may be obtained by us from only a single source or limited sources because of pricing concerns. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

Components are subject to industry wide availability and pricing pressures. Any availability limitations, interruption in supplies, or price increases could have a material adverse effect on our business, operating results and financial condition. In addition, our new products may initially utilize custom components obtained from only one source. We typically attempt to evaluate and qualify additional suppliers for these components.

Where a product utilizes a new component, initial capacity constraints of the supplier of that component may exist until such time as the supplier's yields have matured.

Components are normally acquired through purchase orders, either issued by us or by our contract manufacturers, typically covering our requirements for a 60-120 day period from the date of issue. Purchased assembled products are normally covered by longer term purchase orders.

If the supply of a key component, or a purchased assembled product, were to be delayed or curtailed, or in the event a key manufacturing vendor delays shipment of completed products to us or our contract manufacturer, our ability to ship products in desired quantities, and in a timely manner, will be adversely affected. Our business and financial performance will likely be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. We attempt to mitigate these potential risks by working closely with our key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels.

We have, from time to time, experienced significant price increases and limited availability of certain components. Similar occurrences in the future could have a material adverse effect on our business, operating results and financial condition.

During fiscal 2003, other than for purchased assembled products like the DEC and WinTV(R)-DVB, all manufacturing was performed by three unrelated contract manufacturers, one in Europe, which primarily handles European products, and two in Asia, which primarily handle products for our domestic and Asian markets. Product design specifications are provided to ensure proper assembly. Contract manufacturing is primarily done on a consignment basis, in which we provide all the significant component parts and we pay for assembly charges and for certain parts for each board produced. Some boards are purchased on a turnkey basis, in which all components and labor are provided by the manufacturer, and the manufacturing price includes parts and assembly costs. We monitor the quality of the finished product produced by our contract manufacturers. We have qualified five contract manufacturers who are capable of producing our products to our standards, but only utilize three out of the five contract manufacturers. During fiscal 2003, these three contract manufacturers handled all of our international production. If demand were to increase dramatically, we believe additional production could be absorbed by these and the other qualified contract manufacturers.

During a portion of fiscal 2003, we produced some of our European products through a contract manufacturer in Austria. The production is done on a consignment basis with assembly, testing and reworks being handled there. The packaging and shipping of the product to customers is done at our Ireland facility. By shifting the production of boards sold in Europe to a European facility, we save on shipping costs and duties on boards entering Europe.


Customer Service and Technical Support


We maintain customer service and technical support departments in our Hauppauge, New York headquarters, as well as in the U.K., Germany, France, Italy, the Netherlands and in Singapore. Technical support is provided to help with installation problems or pre-sale and post-sale questions on our products, while customer service provides repair service.


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

Apart from the typical home user, we also target business users. One example of a business application is in the securities brokerage industry where our product is primarily used to display financial TV shows in a window on a broker's PC screen while the PC continues to receive financial information. We have sold our WinTV(R) products on an OEM basis to two large financial services information providers for incorporation into their workstations, and several independent financial institutions. This market segment is typically project-based.

We also offer our products to PC OEMs that either embed a WinTV(R) product in a PC that they sell, or sell the WinTV(R) as an accessory to the PC.

Distribution to the Retail Market
---------------------------------

During fiscal 2003, net sales to distributors and retailers totaled approximately $44,404,000, or 87%, of our net sales compared to approximately $41,458,000, or 97%, and $47,365,000, or 93%, for the years ended September 30,
2002 and 2001, respectively. We have no exclusive distributor or retailer and sell through a multitude of retailers and distributors, no one of which accounted for more than 10% of our net sales.


Sales to OEMs
-------------


The OEM business is one where a PC manufacturer incorporates our products into an item sold under the OEM's label. Factors that could impact the expansion of our OEM business include the ability to successfully negotiate and implement new agreements with OEMs. The OEM business is often project based, where the OEM builds a specially configured PC to implement a project for a customer.

Our sales to OEMs totaled approximately $6,552,000, $1,338,000 and $3,546,000 for the years ended

September 30, 2003, 2002 and 2001, respectively. We sold our products to a variety of OEM customers, none of which accounted for more than 10% of total sales in any of the three years ended Setepmber 30, 2003. Sales to OEM customers accounted for approximately 13%, 3% and 7% of our net sales for 2003, 2002 and 2001, respectively.


Marketing and Sales
-------------------

We market our products both domestically and internationally through our sales offices in the U.S.(New York and California), Germany, the United Kingdom, France and Singapore, plus through independent sales representative offices in the Netherlands, Spain, and Italy. For the fiscal years ended September 30, 2003, 2002 and 2001, approximately 32%, 27% and 23% of our net sales were made within the U.S., respectively, while approximately 68%, 73% and 77% were made outside the United States (predominately in Germany, the United Kingdom, France, Italy and Asia), respectively.

Our analog  WinTV(R)-PCI,  WinTV(R)-USB,  WinTV(R)-PVR  250 products and digital
WinTV(R)-DVB   products  contributed  to  28.18%,   15.61%,  14.44%  and  15.77%
respectively of our consolidated revenue for fiscal year 2003.

Our analog WinTV(R)-PCI and WinTV(R)-USB products and digital WinTV(R)-DVB products contributed to 45.98%, 16.55% and 17.70% respectively of our consolidated revenue for fiscal year 2002 and 56.21%, 8.44% and 10.20% respectively of our consolidated revenue for fiscal year 2001.

More information on our geographic segments can be obtained from "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to the "Consolidated Financial Statements which comprise part of this Annual Report on Form 10-K.

We advertise our products in a number of PC magazines. We also participate in retailers' market promotion programs, such as store circulars and promotions and retail store displays. These in-store promotional programs, magazine advertisements, plus a public relations program aimed at editors of key PC computer magazines and an active web site on the internet, are the principal means of getting our product introduced to end users. Our sales in computer retail stores are closely related to the effectiveness of these programs, along with the technical capabilities of the products. We also list our products in catalogs of various mail order companies and attend worldwide trade shows.

We currently have 14 sales people located in Europe, 1 sales person in the Far East and 2 sales people in the U.S., located in New York and California. We also utilize the services of 3 manufacturer representatives retained by us, on a non-exclusive basis, who work with customers in certain domestic geographic areas.

See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" with reference to a discussion on the impact seasonality has on our sales.

Foreign Currency Fluctuations


Due to extensive sales to European customers with payment made to us in those local currencies and limited expenses paid in local currencies, we are a net receiver of currencies other than the U.S. dollar. As such, we benefit from a weak dollar and are negatively affected by a strong dollar relative to the major worldwide currencies, primarily the Euro and Great British Pound. Consequently, changes in exchange rates expose us to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar, and may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. dollars). We attempt to reduce these risks by engaging in hedging programs. We enter into foreign exchange forward contracts with financial institutions to protect against currency exchange risks associated with our foreign denominated sales. By selling foreign currency futures, we fix the rate of exchange at the time we enter into the contract. We deliver these currencies to the financial institutions at a later date when we actually receive the foreign currency.

As of September 30, 2003, we had foreign currency forward contracts outstanding of approximately $3,560,000 against delivery of the Euro. The contracts expire through December 2003.

Although we do not try to hedge against all possible foreign currency exposures, because we cannot fully estimate the size of our exposure, the contracts we procure are specifically entered into as a hedge against existing or anticipated exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, when the U.S. dollar sustains a long term strengthening position against the foreign currencies in countries where we sell our products, our revenues, gross margins, operating income and retained earnings can be adversely affected. Factors that could impact the effectiveness of our hedging program include the volatility of the currency markets and availability of hedging instruments.

For the years ended September 30, 2003 and 2002, respectively, we recorded approximately $1,895,200 and $408,000 as a decrease to net sales related to the changes in the fair value of our derivative contracts.

See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" with reference to the impact of foreign currency exchange fluctuations.


Competition


Our business is subject to significant competition. Competition exists from larger and smaller companies that might possess substantially greater technical, financial, human, sales and marketing resources than we have. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. We compete against companies such as ATI Technologies Inc. and Pinnacle Systems, Inc. Our new MediaMVP(TM) and DEC products compete in the consumer electronics market, where competition comes from Sony Corp., Toshiba Corporation, Cisco Systems Inc. and others.

We believe that competition from new entrants will increase as the market for digital video in a PC expands. There can be no assurances that we will not experience increased competition in the future. Such increased competition may have a material adverse effect on our business, operating results and financial condition.

Though management believes that the delivery of TV via the internet will become more popular in the future, we believe that TV delivered to the PC via cable, broadcast or satellite will continue to dominate. As our products connect directly to cable, broadcast and satellite receivers, and deliver a high quality image, we view our products as the preferred way to watch TV on the PC versus the delivery of TV via the internet.

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

If a patent holder refuses to offer such a license or offers such a license on terms unacceptable to us, there is a risk of incurring substantial litigation or settlement costs regardless of the merits of the allegations or which party eventually prevails. If we do not prevail in a litigation suit, we may be required to pay significant damages and/or cease sales and production of infringing products and accordingly, may incur significant defense costs. Additionally, we may need to attempt to design around a given technology, although there can be no assurances that this would be possible or economical.

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

     o    termination of our relationship with such licensors

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

Even though we independently develop most of our products, our success will depend, in a large part, on our ability to innovate, obtain or license patents, protect trade secrets and operate without infringing on the proprietary rights of others. We maintain copyrights on certain of our designs and software programs, but currently we have no patent on the WinTV(R) board or other products as we believe that such technology cannot be patented.

On December 27, 1994, our trademark, "WinTV(R)", was registered with the United States Patent and Trademark Office. Our "Hauppauge(R)" name/logo is also registered. We have filed to register the SoftPVR(TM), HardPVR(TM) and MediaMVP(TM) marks with the U.S. Patents and Trademarks Office.

See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

As of September 30, 2003, we had 113 employees, including our executive officers, all of which are full-time, none of which are represented by a union.

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

     o Hauppauge Computer Works, GmbH (incorporated in Germany)

     o Hauppauge Computed Works Limited (incorporated in the United Kingdom)

     o Hauppauge Computer Works S.a.r.l. (incorporated in France)

In  addition,   Hauppauge  Digital  Europe  S.a.r.l.  has  a  branch  office  in
Blanchardstown, Ireland.

An internal restructuring of some of our international subsidiaries occurred in fiscal 2000. The goal of the restructuring was twofold: (i) to subsume some of our subsidiaries as wholly-owned subsidiaries of Hauppauge Digital Europe S.a.r.l. and (ii) to set up a distribution center for Hauppauge Digital Europe S.a.r.l. in Blanchardstown, Ireland. The purposes of the restructuring were to consolidate our international sales and marketing operations under Hauppauge Digital Europe S.a.r.l., provide a more cost-effective and operationally efficient distribution center for the European market and to take advantage of certain tax benefits available to us.

Hauppauge Computer Works, GmbH (Germany) is responsible for directing and overseeing European sales and marketing efforts while Hauppauge Computer Works S.a.r.l. (France) handles the sales and marketing efforts in France. Hauppauge Computer Works Limited (United Kingdom) is the British counterpart which directs our sales and marketing efforts in the United Kingdom.

In 1999, we established a sales, warehousing and packing facility in Singapore. This is the headquarters for Hauppauge Digital Asia Pte Ltd. The purpose of this facility is to better provide sales and marketing support for the Asian market.

During fiscal 2000, Hauppauge Digital Europe S.a.r.l. (Luxembourg) established a branch, which houses our European warehousing and packing facility, just outside of Dublin in Ballycoolin, Ireland. As mentioned above. The purpose of this initiative was to reduce our European operating costs and to take advantage of certain tax benefits available to us.

Our executive offices are located at 91 Cabot Court, Hauppauge, New York 11788, and our telephone number at that address is (631) 434-1600. Our internet address is http://www.hauppauge.com.



Item  2.       DESCRIPTION OF PROPERTY


We occupy approximately 25,000 square feet at a facility located at 91 Cabot Court, Hauppauge, New York and use it as our executive offices and for the testing, storage, and shipping of our products. We consider the premises to be suitable for our needs at such location. The building is owned by a partnership comprised of certain of our principal stockholders. The lease term expires on January 31, 2006 and includes an option to extend for three additional years.

Rent relating to this facility is currently at the annual rate of approximately $432,000 per year and will increase to approximately $454,000 per year on February 1, 2004. The rent is payable in equal monthly installments and increases at a rate of 5% per year on February 1st of each year thereafter, including the option period. The premises are subject to two mortgages, which have been guaranteed by us, upon which the outstanding principal amount due as of September 30, 2003 was $745,567. We pay the taxes and operating costs of maintaining the premises. See "Item 13 - Certain Relationships and Related Transactions".

Our subsidiary, Hauppauge Computer Works, Inc., occupies approximately 1,642 square feet in Pleasanton, California. We use the Californian office as our western region sales office and for marketing our Eskape(TM) Labs product line. The lease expires on June 15, 2004 and requires us to pay an annual rent of approximately $35,000. Hauppauge Computer Works, Inc. is responsible for a portion of common area maintenance charges based on the space it occupies.

Our German subsidiary, Hauppauge Computer Works GmbH, occupies approximately 6,000 square feet in Mochengladbach, Germany. It is used as our European sales office and customer support center. It also has a product demonstration room and a storage facility. Hauppauge Computer Works GmbH pays an annual rent of approximately $44,000 for this facility pursuant to a rental agreement, which expires on October 31, 2006.

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

Item 3.    LEGAL PROCEEDINGS


We are presently involved in arbitration proceedings before the American Arbitration Association, which had been brought against the Company by the estate of the late Mr. Kenneth Aupperle ("Estate"). The Estate is claiming property rights and interest in the Company, certain amounts due and owing to the Estate based on various corporate agreements with Mr. Aupperle and certain insurance policies, such amount to be no less than $2,500,000. Based on the information presented to us, management believes that the claim and the basis for proceeding with arbitrating such claim is without merit and will vigorously defend it. However, due to the uncertainties inherent in litigation, we are unable to predict the ultimate outcome.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

The following proposals were submitted to the stockholders for approval at the Annual Meeting of Stockholders held on September 22, 2003 at our offices:

Proposal No. 1:   Election of Directors

The following directors were elected by the votes indicated:

                                            For                      Withheld
                                            ---                      --------
Kenneth Plotkin                          7,384,917                  1,493,331
Bernard Herman                           7,388,317                  1,489,931
Steven J. Kuperschmid                    7,371,187                  1,507,061
Robert S. Nadel                          7,374,917                  1,503,331
Christopher G. Payan                     7,374,617                  1,503,631
Neal Page                                7,390,337                  1,487,911
Seymour G. Siegel                        7,374,917                  1,503,331

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

The proposed amendment to the Certificate of Incorporation to authorize the classification of the Board of Directors into three classes with staggered terms and to provide for a supermajority voting requirement to amend any provision in the Certificate of Incorporation relating to such classified Board of Directors was not approved because there were insufficient votes cast:

                          For             Against          Abstain
                          ---             -------          -------
                          1,363,669       1,587,801        23,454

Proposal No. 3: Amendment of the Certificate of Incorporation to authorize a class of preferred stock.

The proposed amendment to the Certificate of Incorporation to authorize a class of preferred stock was not approved because there were insufficient votes cast:

                          For             Against         Abstain
                          ---             -------         -------
                          2,320,358       581,828         68,069

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

The proposed amendment to the Certificate of Incorporation to require unanimous, rather than majority, written consent of stockholders in lieu of a meeting under certain circumstances was not approved because there were insufficient votes cast:

                          For             Against         Abstain
                          ---             -------         -------
                          1,322,115       1,615,796       32,344

Proposal No. 5: Ratify the Board of Director's resolution to adopt the Company's 2003 Performance and Equity Incentive Plan, as further detailed in the Company's Proxy Statement dated August 22, 2003.

The proposed amendment to ratify the Board of Director's resolution to adopt the Company's 2003 Performance and Equity Incentive Plan, as further detailed in the Company's Proxy Statement dated August 22, 2003, was approved by the shareholders.

                          For             Against        Abstain
                          ---             -------        -------
                          2,346,869       544,418        78,968

                                     PART II


Item 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The principal market on which our common stock (the "Common Stock") is traded is the over-the- counter market. The Common Stock is quoted on the NASDAQ National Market and its symbol is HAUP. The table below sets forth the high and low bid prices of our Common Stock as furnished by NASDAQ for the periods indicated. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended
September 30, 2003                          High                         Low
------------------                          ----                         ---
First Quarter                               1.41                        0.95
Second Quarter                              1.67                        1.28
Third Quarter                               3.74                        1.38
Fourth Quarter                              3.10                        2.34

Fiscal Year Ended
September 30, 2002                          High                         Low
------------------                          ----                         ---
First Quarter                               3.02                        1.05
Second Quarter                              2.40                        1.59
Third Quarter                               2.29                        1.75
Fourth Quarter                              2.04                        1.24

(b) We have been advised by our transfer agent, North American Transfer Co. that the approximate number of holders of record of our Common Stock as of December 8, 2003 was 180. We believe there are in excess of 7,100 beneficial holders of our Common Stock.

(c) No cash dividends have been paid during the past two years. We have no present intention of paying any cash dividends in our foreseeable future and intend to use our net income, if any, in our operations.

The information required by this Item regarding equity compensation plans is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Item 6.    SELECTED FINANCIAL DATA

The following selected financial data with respect to our financial position and our results of operations for each of the five years in the period ended September 30, 2003 set forth below has been derived from our audited consolidated financial statements. The selected financial information presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.




Consolidated Statement of Operations Data                                   2003         2002         2001       2000       1999
Years ended September 30,                                                   ----         ----         ----       ----       ----
                                                                            (in thousands, except for per share amounts)
                                                                            --------------------------------------------

Net Sales                                                              $  50,956    $  42,797       $50,910    $ 66,292   $58,602
Cost of sales                                                             38,715       31,661        42,056      54,425    43,027
                                                                       ---------    ---------       -------    --------   -------
   Gross Profit                                                           12,241       11,136         8,854      11,867    15,575

Selling , general and administrative expenses                             10,896        9,069        10,282      12,231     9,865
Research & development expenses                                            1,902        1,592         1,510       1,666     1,257
Write off  of goodwill                                                         -            -           702           -         -
Litigation settlement                                                          -            -           213           -         -
                                                                       ---------    ---------       -------    --------   -------
   Income  (loss) from operations                                           (557)         475        (3,853)     (2,030)    4,453

Other Income (Expense):

Interest income                                                               16           35            42         104       201
Interest expense                                                               -            -           (31)        (15)        -
Life insurance proceeds                                                        -            -         2,000           -         -
Foreign currency                                                             (18)           5             7        (243)      (61)
Non operational USD to Euro re-measurement gain (loss)                        52          (98)          (16)
Other, net                                                                     -            -             -           1         -
                                                                       ---------   ----------       -------    --------   -------
     Income (loss) before taxes                                             (507)         417        (1,851)   $ (2,183)    4,593

Income tax (benefit) provision                                               307           69           750      (1,184)    1,475
                                                                       ---------   ----------       -------    --------   -------

Income (loss) before cumulative effect of a change in accounting
principal                                                                   (814)         348        (2,601)       (999)    3,118
Cumulative effect of a change in accounting principle                          -            -           319           -         -
                                                                       ---------   ----------       -------    --------   -------
Net income (loss)                                                      $    (814)  $      348       $(2,282)   $   (999)  $ 3,118
                                                                       =========   ==========       =======    ========   =======
Per share results-basic:

  Income (loss) before cumulative effect of a change in
   accounting  principle                                               $   (0.09)  $     0.04       $ (0.29)   $  (0.11)  $  0.36
  Cumulative effect of  a change in accounting principle               $       -   $        -       $  0.03    $      -   $     -
                                                                       ---------   ----------       -------    --------   -------
Net income (loss) per share-basic                                      $   (0.09)  $     0.04       $ (0.26)   $  (0.11)  $  0.36
                                                                       =========   ==========       =======    ========   =======
Per share results-diluted:
  Income (loss) before cumulative effect of  a change in
   accounting principle                                                $   (0.09)  $     0.04       $ (0.29)   $  (0.11)  $  0.33
  Cumulative effect of  a change in accounting principle               $       -   $        -       $  0.03    $      -   $     -
                                                                       =========   ==========       =======    ========   =======
Net income (loss) per share-diluted                                    $   (0.09)  $     0.04       $ (0.26)   $  (0.11)  $  0.33
                                                                       =========   ==========       =======    ========   =======

Weighted average shares outstanding:
Basic                                                                      8,867        8,887         8,910       8,837     8,632
Diluted                                                                    8,867        9,002         8,910       8,837     9,480

Consolidated Balance Sheet Data (at period end):

Working capital                                                        $  10,860   $   11,266      $ 10,258    $ 11,767   $12,533
Total assets                                                              21,650       19,846        18,784      26,316    27,728
Stockholders' equity                                                      11,468       11,967        11,186      13,654    13,322


     Note: All per share amounts and weighted average shares have been retroactively restated to reflect a two for one stock split effective March 27, 2000.



Item 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          RESULTS OF OPERATIONS

Results of operations
September 30, 2003 and 2002

Results of operations for the twelve months ended September 30, 2003 compared to September 30, 2002 are as follows:


                                                            Twelve         Twelve
                                                            months         months
                                                             Ended          Ended   Variance       Percentage of sales
                                                           9/30/03         9/30/02     $           2003    2002 Variance
                                                        ----------   -------------  --------       ---------------------

Net sales                                              $50,956,034    $ 42,796,726  $ 8,159,308   100.0%  100.0%      -
Cost of sales                                           38,715,103      31,661,073    7,054,030   75.98%  73.98%   2.00%
                                                       -----------   -------------  -----------   -----   -----    ----
Gross profit                                            12,240,931      11,135,653    1,105,278   24.02%  26.02%  -2.00%
Gross profit %                                               24.02%          26.02%       -2.00%

Costs:
Sales & marketing                                        7,145,730       5,741,510    1,404,220   14.02%  13.42%   0.60%
Technical support                                          420,566         379,592       40,974    0.83%   0.89%  -0.06%
General & administrative                                 3,329,815       2,947,943      381,872    6.53%   6.89%  -0.36%
                                                       -----------   -------------  -----------   -----   -----    ----
Total selling, general and administrative costs         10,896,111       9,069,045    1,827,066   21.38%  21.20%   0.18%
Research & development                                   1,901,843       1,591,551      310,292    3.73%   3.72%   0.01%
                                                       -----------   -------------  -----------   -----   -----    ----
Total costs                                             12,797,954      10,660,596    2,137,358   25.11%  24.92%   0.19%
                                                       -----------   -------------  -----------   -----   -----    ----
Net Operating  (loss)  income                             (557,023)        475,057   (1,032,080)  -1.09%   1.10%  -2.19%

Other income (expense)
---------------------

Interest income                                             15,858          34,781      (18,923)   0.03%   0.08%  -0.05%
Foreign currency                                           (17,913)          4,750      (22,663)  -0.04%   0.01%  -0.05%
Non operational USD to Euro re-measurement                  51,936         (98,066)     150,002    0.10%  -0.23%   0.33%
                                                       -----------    ------------  -----------    ----    ----    ----
  Total other income (expense)                              49,881         (58,535)     108,416    0.09%  -0.14%   0.23%
                                                       -----------    ------------  -----------    ----    ----    ----
(Loss) income before taxes                               (507,142)         416,522     (923,664)  -1.00%   0.96%  -1.96%
Income tax  provision                                     306,890           69,000      237,890    0.60%   0.16%   0.44%
                                                       ----------     ------------  -----------    ----    ----    ----
Net (loss) income                                      $ (814,032)    $    347,522  $(1,161,554)  -1.60%   0.80%  -2.40%
                                                       ==========     ============   ===========   ====    ====    ====

Net sales for the twelve months ended  September 30, 2003  increased  $8,159,308 compared to the prior year.  Domestic and European sales increased by $4,655,424 and $3,716,401 respectively while Asian sales decreased $212,517 as follows:


                                                                          Increase
                                                                         (decrease)    Increase          Percentage of sales by
Location                          Twelve Months        Twelve  Months      Dollar      (decrease)        Geographic region
                                  ended 9/30/03        ended 9/30/02      Variance     Variance %        2003         2002
                                  ---------------      --------------     ---------    ----------        -----------------------

Domestic                          $   16,163,782        $ 11,508,358     $   4,655,424      40%              32%       27%
Europe                                34,082,082          30,365,681         3,716,401      12%              67%       71%
Asia                                     710,170             922,687          (212,517)    -23%               1%        2%
                                  --------------       -------------     -------------    -----             ---        ---
  Total                           $   50,956,034        $ 42,796,726     $   8,159,308      19%             100%       100%
                                  ==============       =============     =============    ====              ===        ===


     The primary forces contributing to the net sales increase were:

     o Digital and digital satellite productsof $4,466,127 due to expanding market
     o Analog and personal video recorder sales of $3,693,181 due to new product introductions

Net sales to domestic customers were 32% of net sales for the year ended September 30, 2003 compared to 27% for the year ended September 30, 2002. Net sales to European customers were 67% of net sales compared to 71% for same period of the prior year. Net sales to Asian customers were 1% for the year ended September 30, 2003 as compared to 2% for the year ended September 30, 2002.

Gross profit increased $1,105,278 for the year ended September 30, 2003. Gross profit percentage for the year ended September 30, 2003 was 24.02% compared to 26.02% for the prior year.

The increases and (decreases) in the gross profit are detailed below:

                                                                       Increase
                                                                      (decrease)
                                                                     ----------
Due to  increased  sales                                           $  2,740,103
Higher  margins due to product mix                                      161,443
Third quarter fiscal 2002 inventory obsolescence adjustment            (151,119)
Effect of  increased sales of   lower margin  OEM  products          (1,105,746)
Due to increases in labor  related and other costs                     (539,404)
                                                                     ----------
  Total  increase  in gross profit                                 $  1,105,278
                                                                   ============

The decrease in gross profit percentage of 2.00% for the twelve months ended September 30, 2003 compared to the twelve months ended September 30, 2002 is as follows:

                                                                       Increase
                                                                      (decrease)
                                                                      ---------
Higher  margins due to product mix                                        0.31%
Third quarter fiscal 2002 inventory reserve adjustment                   (0.36%)
Effect of  increased sales of   lower margin  OEM  products              (2.17%)
Labor related and other costs                                             0.22%
                                                                      --------
Net  decrease gross profit %                                             (2.00%)
                                                                      ========

The 0.31% improved gross profit percentage on assembled boards due to product mix was primarily caused by unit price reductions from our suppliers and subcontractors on our analog product lines and digital video satellite products, offset somewhat by sales of lower average margin set top box products.

OEM sales of media center boards for the twelve months ended September 30, 2003 were $4,828,040, which accounted for 9.47% of the net sales for fiscal 2003. Although OEM sales require less sales and marketing support, their gross profit percentages are substantially less than those of our retail products. Our OEM sales had an average gross profit percentage of 11.02% for the twelve months ended September 30, 2003. There were no significant OEM sales in the previous year. The increased product mix of OEM sales during fiscal 2003 contributed to the 2.00% reduction in our fiscal 2003 gross profit percentage when compared to the previous year.

During the latter part of fiscal 2001, the factors below affected the realization of the Company's inventory:

     o The loss during the fourth quarter of 2001 of a long-time direct corporate customer impacted the existing value of assembled boards and component inventory relating to this customer
     o A change with a major contract manufacturer from consigning component parts to the contract manufacturer to purchasing the assembled boards on a turnkey basis impacted the value of component inventory
     o The second consecutive year of declining sales resulted in slower sales of older models
     o Engineering changes made to our USB and Macintosh products which rendered certain inventory associated with this product obsolete

     o    The  better  use  of  new  software   that  assisted  the  Company  in
          identifying slow moving inventory

With respect to the factors above, we deemed it necessary to increase our reserve for obsolete and slow moving inventory. An additional reserve of $1,862,766 was recorded during the fourth quarter of fiscal 2001 and charged to cost of sales.

During fiscal 2002, there were certain assembled boards and component material inventory that we were able to sell through the use of a liquidation firm. In recognition of this, we reduced our inventory reserve to reflect the decrease in the obsolete inventory value due to the liquidation of such products. There was no similar obsolete inventory liquidation during fiscal 2003, which resulted in a comparative reduction in our gross profit percentage 0.36% between fiscal 2003 and fiscal 2002.

For the twelve months ended September 30, 2003, the increase in the gross profit margin percentage of 0.22% relating to labor related and other costs was due to the percentage increase in sales of 19.07% for the twelve months ended September 30, 2003 over September 30, 2002 being in excess of the percentage increase in labor related and other costs of 15.92% for the twelve months ended September 30, 2003 over September 30,2002.

The  chart  below   illustrates   the   components   of  selling,   general  and
administrative expenses:



                                            Twelve months ended September 30,
                                              Dollar Costs                                  Percentage of Sales
                                            -----------------------------------------------------------------------------
                                                                          Increase                               Increase
                                             2003          2002          (Decrease)         2003       2002     (Decrease)
                                             ----          ----           --------          ----       ----      --------

Sales and Marketing                        $7,145,730    $5,741,510      $ 1,404,220       14.02%     13.42%      0.61%
Technical  Support                            420,566       379,592           40,974        0.83%      0.89%     -0.06%
General and Administrative                  3,329,815     2,947,943          381,872        6.53%      6.89%     -0.35%
                                           ----------    ----------      -----------       -----      -----      -----
    Total                                 $10,896,111    $9,069,045      $ 1,827,066       21.38%     21.20%      0.19%
                                          ===========    ==========      ===========       =====      =====      =====


Selling, general and administrative expenses increased $1,827,066 from the prior year. As a percentage of sales, selling, general and administrative expenses increased by 0.19% when compared to the twelve months ended September 30, 2002.

The increase in sales and marketing expense of $1,404,220 which accounted for about 77% of the total increase in aelling, general and administrative expenses, was mainly due to:

     o Higher advertising costs of $872,896 due to higher sales based co-operative advertising, higher customer rebate realization and increased special promotions
     o Higher advertising costs of $188,765 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
     o    Higher commissions expense of $86,779 due to increased sales
     o Increased sales commission expense of $53,232 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
     o    Increased European sales office costs of $123,675
     o Increased European sales office costs of $302,216 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
     o Lower trade show costs of $236,061 due to smaller show presence and frequency

The increase in general and administrative expenses of $381,872 was primarily due to:

     o    Addition of senior executive officer $109,976
     o    Higher legal costs of $78,785
     o    Increased travel costs of $11,961
     o    Increased Directors fees of $46,581
     o    Increased banking fees of $65,047
     o Increased consulting fees for investment advice and public relations $47,849

Research and development expenses increased $310,292 or approximately 19%. The increase was mainly due to higher compensation costs attributable to additional staff and increased material and contract services cost for product enhancements and new projects under development.

Other income (expense)

Net other income for the twelve months ended September 30 , 2003 was $49,881 compared to net other expense of ($58,535) for the twelve months ended September 30, 2002 as detailed below:




                                                        Twelve months ended  September 30,
                                                               2003                2002
                                                               ----                ----

Interest income                                             $ 15,858          $  34,781
Foreign currency transaction gains (losses)                  (17,913)             4,750
Non operational USD to Euro currency re-measurement           51,936            (98,066)
                                                            --------         ----------
  Total other income  (expense)                             $ 49,881          $ (58,535)
                                                            ========         ==========


The decrease in total other expense was due to current year gains on non-operational USD-to-Euro currency re-measurements due to increases in the Euro offset by lower interest income due to lower investment yields.

Non Operational USD to Euro currency re-measurement

We follow the rules prescribed in paragraph 15 of SFAS 52 "Foreign Currency Translation", which states that accounts denominated in a currency other than an entity's functional currency need to be re-measured into the entity's functional currency, and any gain or loss from this re-measurement are included in the determination of net income. Re-measurement gains and losses on inter company accounts that are of a long term investment nature and for which settlement is not planned or anticipated in the foreseeable future are excluded in determining net income and are reported in the same manner as are translation gains and losses.

Since the functional currency of Hauppauge Digital Europe Sarl ("HDE Sarl") is the Euro, any asset, liability or equity accounts which are invested in or purchased using U.S. Dollars or Great British Pound by HDE Sarl are revalued into Euros at the end of each period. The gains or losses on HDE Sarl's books resulting from the revaluation of U.S. Dollar and Great British Pound accounts into Euros are booked on the Company's statement of operations in the other income (loss) section under the description "Non operational USD to Euro currency re-measurement." Re-measurement gains and losses on inter company accounts that are of a long term investment nature and for which settlement is not planned or anticipated in the foreseeable future are booked as a component of translation gains and losses on the balance sheet under the stockholders' equity section.

Primarily due to a decrease in U.S Dollar denominated inventory on HDE Sarl's books, HDE Sarl experienced a net asset decrease for the year ended September 30, 2003. The increase in the value of the

Euro versus the U.S. Dollar coupled with the decrease in net assets resulted in a re-measurement gain of $51,936 for the year ended September 30, 2003.

Accumulated other comprehensive income (loss)

The Euro is the functional currency of the Company's European subsidiary, HDE Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro accounts on HDE Sarl's books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. The Company had a translation loss of $3,845 recorded on the balance sheet as of September 30, 2002. For the year ended September 30, 2003, the Company recorded in other comprehensive income deferred translation gains $708,028, resulting in a translation gain of $704,183 recorded as a component of accumulated other comprehensive income as of September 30, 2003.

The  Company  uses  forward  exchange   contracts  to  reduce  our  exposure  to
fluctuations in foreign currencies. Mark-to-market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month-end forward rate. The Company qualifies for cash flow hedge accounting as prescribed under FAS 133, which allows the Company to record the mark-to-market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income. The Company had mark-to-market gains of $190,919 recorded on the balance sheet as of September 30, 2002. For the year ended September 30, 2003, the Company recorded, as a component of other comprehensive income, a mark-to-market loss of $425,510, resulting in a mark-to-market loss of $234,591 for contracts open as of September 30, 2003.

As stated above, accumulated other comprehensive income (loss) consists of two components:

o   Translation gains and losses
o FAS 133 mark-to-market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):



                                    Balance   October -     Balance     January -  Balance     April-   Balance    July     Balance
                                     As of   December 02     as of       March 03   as of     June 03    As of     Sep. 03   As of
                                   Sep. 30,     Gains     December 31,    Gains    March 31,   Gains     June     Gains    Sep. 30,
                                     2002     (losses)       2002       (losses)     2003     (losses)   2003    (losses)    2003
                                     ----      ------        ----        ------      ----      ------    ----     ------     ----

Translation adjustments          $ (3,845)  $ 150,728   $ 146,883      $ 13,318   $160,201   $197,917  $ 358,118 $346,065  $704,183
FAS 133 mark to market            190,919    (518,974)   (328,055)      163,879   (164,176)    18,169   (146,007) (88,584) (234,591)
                                 --------   ---------   ---------      --------   --------   --------  --------- --------  --------
adjustments                      $187,074   $(368,246)  $(181,172)     $177,197   $ (3,975)  $216,086  $ 212,111 $257,481  $469,592
                                 ========   =========   =========      ========   ========   ========  ========= ========  ========


Tax provision

Our net tax provision for the years ended September 30, 2003 and 2002 is as follows:

                                              Twelve months ended September  30,
                                                      2003            2002
                                                      ----            ----


Tax (benefit) attributable to U.S operations    $  (972,000)    $ (980,000)
Tax  expense  European operations                   108,465         69,000
Adjustment of  prior year estimated income taxes    198,425              -
Deferred tax asset valuation allowance              972,000        980,000
                                                -----------     ----------
Net tax provision                               $   306,890     $   69,000
                                                ===========     ==========

Our Luxembourg operation had a profit net of licensing fees for fiscal 2003 and fiscal 2002, which resulted in an income tax liability inclusive of commission agents of $108,465 and $69,000, respectively.

For the last four fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of September 30, 2003 and 2002 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the loss incurred in fiscal 2003 from domestic operations.

During the fiscal year ended September 30,2003, the Company adjusted the prior year provision for estimated income tax receivable and income tax payable, based in part upon the completion of a tax examination. The net result was a charge of $198,425.

As a result of all of the above items mentioned in the Management's Discussion and Analysis of Financial Condition and Results of Operations, we incurred a net loss of $814,032 for the year ended September 30, 2003, which resulted in basic and diluted net loss per share of $0.09 on weighted average basic and diluted shares of 8,867,309, compared to a net income of $347,522 for the year ended September 30, 2002, which resulted in basic and diluted net income per share of $0.04 on weighted average basic and diluted shares of 8,887,107 and 9,002,150, respectively.

Options to purchase 1,896,101 and 825,322 shares of Common Stock at prices ranging $1.05 to $ 10.06 and $2.07 and $10.06, respectively, were outstanding for the years ending September 30, 2003 and 2002, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Results of operations
September 30, 2002 and 2001

Results for the fiscal years ended September 30, 2002 and 2001 are detailed below:



                                                 Twelve        Twelve
                                                 Months        Months
                                                 Ended         Ended           Variance        Percentage of sales
                                                 9/30/02       9/30/01            $          2002      2001 Variance
                                                 -------       --------        --------     --------------------------

Net sales                                       $ 42,796,726  $ 50,910,463   $(8,113,737)   100.00%   100.00%  0.00%
Cost of sales                                     31,661,073    42,056,859   (10,395,786)    73.98%    82.61% -8.63%
                                                ------------  ------------    ----------    ------    ------   ----
Gross margin                                      11,135,653     8,853,604     2,282,049     26.02%    17.39%  8.63%
Gross margin %                                        26.02%        17.39%         8.63%

Costs:
Sales & marketing                                 5,741,510      6,479,351      (737,841)    13.42%    12.73%  0.69%
Technical support                                   379,592        380,488          (896)     0.89%     0.75%  0.14%
General & administrative                          2,947,943      3,422,635      (474,692)     6.89%     6.72%  0.17%
                                                -----------   ------------    ----------    ------    ------   ----



Total selling general and administrative costs   9,069,045     10,282,474    (1,213,429)     21.20%   20.20%  1.00%
Litigation settlement                                    -        212,500      (212,500)      0.00%    0.42% -0.42%
Write of off goodwill                                    -        701,919      (701,919)      0.00%    1.37% -1.37%
R&D                                              1,591,551      1,510,092        81,459       3.72%    2.97%  0.75%
                                                ----------    -----------    ----------     ------    -----   ----
Total Costs                                     10,660,596     12,706,985    (2,046,389)     24.92%   24.96% -0.04%
                                                ----------    -----------    ----------     ------    -----   ----
Net Operating income (loss)                        475,057     (3,853,381)    4,328,438       1.10%   -7.57%  8.67%

Other income (expense)
Interest income                                     34,781         42,137        (7,356)      0.08%    0.08%  0.00%
Interest expense                                         -        (30,833)       30,833       0.00%   -0.06%  0.06%
Foreign currency                                     4,750          6,740        (1,990)      0.01%    0.01%  0.00%
Non operational USD to Euro re-measurement (loss)  (98,066)       (15,863)      (82,203)     -0.23%   -0.03% -0.20%
Insurance proceeds                                       -      2,000,000    (2,000,000)      0.00%    3.93% -3.93%
                                                ----------    -----------    ----------     ------    -----   ----
  Total other income (expense)                     (58,535)     2,002,181    (2,060,716)     -0.14%    3.93% -4.07%
                                                ----------    -----------    ----------     ------    -----   ----
Income (loss) before taxes                         416,522     (1,851,200)    2,267,722       0.96%   -3.64%  4.60%
Taxes on income                                     69,000        749,497      (680,497)      0.16%    1.47% -1.31%
                                                ----------    -----------    ----------     ------    -----   ----
Income (loss) before  cumulative effect of a
change in accounting  principle                    347,522     (2,600,697)    2,948,219       0.80%   -5.11%  5.91%
Cumulative effect of  change in accounting
 principle                                               -        319,000      (319,000)      0.00%    0.63% -0.63%
                                                ----------    -----------    ----------     ------    -----   ----
Net income  (loss)                              $  347,522    $(2,281,697)   $2,629,219       0.80%   -4.48%  5.28%
                                                ==========    ===========    ==========     ======    =====   ====

Net sales for the years ended September 30, 2002 decreased $8,113,737 when compared to the prior year. Sales declined in all geographic locations as follows:

                                                                       Increase                    Percentage of sales by
                                                                      (decrease)      Increase      Geographic   region
Location                    Twelve  Months       Twelve  Months         Dollar       (decrease)     2002         2001
--------                     ended 9/30/02        ended 9/30/01        Variance      Variance %     ----         ----
                            --------------       --------------     ------------    ------------

Domestic                    $ 11,508,358         $ 11,888,839       $  (380,481)       ( 3%)         27%         23%
Europe                        30,365,681           35,624,555        (5,258,874)       (15%)         71%         70%
Asia                             922,687            3,397,069        (2,474,382)       (73%)          2%          7%
                            ------------         ------------       ------------        ---         ---         ---
  Total                     $ 42,796,726         $ 50,910,463       $(8,113,737)       (16%)        100%        100%
                            ============         ============       ===========         ===         ===         ===



The primary forces causing the net sales  decrease were:
o        Sluggish  economic conditions
o        Reduction in analog  board sales
o        Lower OEM sales activity
o        Lower Asian sales

Net sales to domestic customers were 27% of net sales for the year ended September 30, 2002 compared to 23% for the year ended September 30, 2001. Net sales to European customers were 71% of net sales compared to 70% for the same period of the prior year. Net sales to Asian customers were 2% compared to 7% for the same period the prior year.

Gross profit increased $2,282,049 for the year ended September 30, 2002. Gross profit percentage for the year ended September 30, 2002 was 26.02% compared to 17.39% for the same period in the prior year.

The increases and (decreases) in the gross profit are detailed below:

                                                                   Increase
                                                                  (decrease)
                                                                   --------

Due to  lower sales                                               $ (2,352,411)
Due to higher margins on assembled boards                            2,116,392
Due to decreases in labor related and other costs                      655,302

Due to inventory obsolescence reserve booked during the
 fourth quarter of fiscal 2001                                       1,862,766
                                                                  ------------
   Total  increase  in margins                                    $  2,282,049
                                                                  ============


The increase in gross profit percentage of 8.63% for the twelve months ended September 30, 2002 compared to the prior year is as follows:


                                                                    Increase
                                                                   (decrease)
                                                                    --------

Increase in margin on assembled boards                                 4.95%
Labor  related and other costs as a larger percent of sales            0.03%
Due to inventory obsolescence reserve booked during the fourth
  quarter of fiscal 2001                                               3.65%
                                                                     ------
Net increase                                                           8.63%
                                                                     ======

The improved gross profit percentage on assembled boards was primarily a result of unit price reductions from our suppliers and subcontractors coupled with a larger sales mix of higher gross margin product. The increase in the gross profit percentage of 0.03% due to labor related and other costs was due to the decrease in labor related and other costs of 16.20% being in excess of the sales decrease of 15.94%.

During the fourth quarter of fiscal 2001, in recognition of the sales decline from fiscal 2000, slower sales of older product lines and engineering changes to products, we reviewed the net realizable value of our inventory as of September 30, 2001. We deemed it necessary to increase our reserve for obsolete and slow moving inventory. An additional reserve of $1,862,766 was recorded during the fourth quarter of fiscal 2001 and charged to cost of sales. A similar provision was not required in fiscal 2002, thus there was an improvement in gross profit percentage of 3.65% for fiscal 2002.

The  chart  below   illustrates   the   components   of  selling,   general  and
administrative expenses:




                                        Twelve   months  ended September 30,
                                        ----------------------------------------
                                          Dollar Costs                                 Percentage of Sales
                                        ----------------------------------------------------------------------------

                                                                        Increase                            Increase
                                          2002              2001       (Decrease)       2002     2001      (Decrease)
                                          ----              ----       ----------       ----     ----     -----------

Sales and Promotional               $  5,741,510     $  6,479,351    $  (737,841)      13.42%    12.73%        0.69%
Customer Support                         379,592          380,488           (896)       0.89%     0.75%        0.14%
General and Administrative             2,947,943        3,422,635       (474,692)       6.89%     6.72%        0.17%
                                    ------------     ------------    -----------       -----     -----         ----
    Total                           $  9,069,045     $ 10,282,474    $(1,213,429)      21.20%    20.20%        1.00%



Selling, general and administrative expenses decreased $1,213,429 from the prior fiscal year. As a percentage of sales, selling, general and administrative expenses for the year ended September 30, 2002 increased by 1.00% when compared to the year ended September 30, 2001.

The decrease in sales and promotional expense of $737,841 was mainly due to:

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

The decrease in general and administrative expenses of $474,692 was primarily due to:

     o A decrease in compensation costs of $188,572 due to personnel reductions for administrative personnel
     o Lower legal costs of $80,553 due to less litigation activity during fiscal 2002
     o Decreased amortization costs of $81,637 mainly due to the write off of goodwill during the fourth quarter of fiscal 2001
     o Lower rent costs of $48,301 and lower communication costs of $32,211 due to the consolidation of the Eskape(TM) Labs office in California into our California office

Research and development expenses increased $81,459, or approximately 3.7%. The increase was mainly due to higher compensation and increased material and contract services cost.

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

Other income (expense)

Net other expense for the year ended September 30, 2002 was $58,535 compared to net other income of $2,002,181 for the year ended September 30, 2001 as detailed below:

                                               Twelve months ended September 30,
                                                   2002               2001
                                                   ----               ----


Interest income                               $   34,781            $   42,137
Interest  expense                                      -               (30,833)
Foreign currency transaction gains (losses)        4,750                 6,740
Non operational USD to Euro currency
  re-measurement                                 (98,066)              (15,863)
Life insurance proceeds                                -             2,000,000
                                               ---------            ----------
Total other income (expense)                  $  (58,535)           $2,002,181
                                              ==========            ==========

The decrease in total other income (expense) was due to the receipt of insurance proceeds during fiscal 2001 pursuant to a key man life insurance on the Company's deceased former President and losses in fiscal 2002 resulting from the "Non-operational USD to Euro currency re-measurements" offset by lower interest expense during fiscal 2002.

"Non-operational USD to Euro currency re-measurement" results from the revaluing from U.S. dollars to Euros any U.S. dollar denominated assets and liabilities on the books of our Luxembourg based subsidiary, Hauppauge Digital Europe S.a.r.l.. Since the functional currency of Hauppauge Digital Europe S.a.r.l. is the Euro, any asset, liability or equity accounts which are invested in or purchased using U.S. dollars by Hauppauge Digital Europe S.a.r.l. need to be revalued into Euros at the end of each reporting period. This revaluation of U.S. dollar denominated accounts into Euros results in a non-transactional re-measurement gain or loss, which we have classified as "Non-operational USD to Euro currency re-measurement."

Tax provision (benefit)

Our net tax provision for the year ended September 30, 2002 and 2001 is as follows:

                                               Twelve months ended September 30,
                                                     2002              2001
                                                     ----              ----

Tax (benefit) attributable to U.S operations    $ (980,000)          $ (501,000)
Tax expense Asian operations                             -               44,200
Tax  expense  European operations                   69,000              123,500
Deferred tax asset valuation allowance             980,000            1,082,797
                                                ----------           ----------
Net tax provision                               $   69,000           $  749,497
                                                ==========           ==========

Effective October 1, 1999, we restructured our foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation, which functions as the entity which services our European customers. The new structure created separate domestic and foreign tax entities, with the Luxembourg entity paying a license fee to our domestic operation for use of the Hauppauge name. For the last three fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of September 30, 2002 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the loss incurred in 2002 from domestic operations.

Accumulated other comprehensive income (loss)

As of September 30, 2002, appearing in the equity section under "Accumulated other comprehensive income (loss)" was a deferred gain of $187,074. Translation gains and losses, which are the result of translating Euros to USD at the month end exchange rate for current assets and liabilities, at historical rates for fixed assets and paid in capital, and at average exchange rates for revenue and expense items, resulted in a deferred loss of $3,845 as of September 30, 2002.

Mark-to-market gains and losses result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month-end spot rate. Prior to July 1, 2002, the Company did not qualify for cash flow hedge accounting under FAS 133, therefore material gains or losses were recorded through operations. As a result of our qualification for cash flow hedge accounting, effective July 1, 2002, gains aggregating to $190,919 on these contracts are shown in the equity section under "Accumulated other comprehensive income."

The components of other comprehensive income (loss) as of September 30, 2002 are shown below:



                                                              Fiscal 2002 Other
                                                   As of         comprehensive          As of
                                                  9/30/01        income (loss)         9/30/02
                                                 ----------------------------------------------

Translation gains (loss) on HDE S.a.r.l Euro
  accounts translated to USD                    $ (218,987)         $ 215,142        $   (3,845)
Mark to market gains (loss) per FAS 133 on
  open foreign currency contracts                  (48,217)           239,136           190,919
                                                ----------          ---------        ----------
Other comprehensive income                      $ (267,204)         $ 454,278        $  187,074
                                                ==========          =========        ==========


The adoption of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", on October 1, 2000 resulted in a $319,000 net gain, due to the cumulative effect of a change in accounting principle.

As a result of all of the above mentioned MD&A items, we recorded net income of $347,522 for the year ended September 30, 2002, which resulted in basic and diluted net income per share of $0.04 on weighted average basic and diluted shares of 8,887,107 and 9,002,150, respectively, compared to a net loss of $2,281,697 for year ended September 30, 2001, which resulted in basic and diluted net loss per share of $0.26 on weighted average basic and diluted shares of 8,910,117. Options to purchase 825,322 and 1,827,326 shares of Common Stock at prices ranging from $2.07 to $ 10.06 and from $1.05 to $10.06, were outstanding for the twelve month period ending September 30, 2002 and 2001, respectively, but were not included in the computation of diluted net income or net loss per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 68%, 73% and 77% of sales for the years ended September 30, 2003, 2002 and 2001, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period.

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonality of retail sales.

Liquidity and Capital Resources

Our cash, working capital and stockholders' equity position is disclosed below:

                                          As of September 30,
                                      2003            2002             2001
                                      ----            ----             ----

Cash                           $   5,838,160    $   4,964,522     $  4,422,239
Working Capital                   10,859,953       11,276,942       10,258,143
Stockholders' Equity              11,468,685       11,966,612       11,185,618

We had cash and cash equivalents as of September 30, 2003 of $5,838,160, an increase of $873,638 over September 30, 2002.

The increase was due to:

Sources of cash:
---------------
Proceeds from employee stock purchase plan                      $  31,227
Decrease in  income taxes receivable                              326,000
Decrease in inventories                                         2,617,121
Increase in accounts payable other current liabilities          2,302,120

Less cash used for:
------------------
Net loss adjusted for non cash items                             (498,846)
Increase in accounts receivable                                (3,542,502)
Increase in prepaid expenses and other current assets            (129,594)
Purchases of fixed assets                                        (196,246)
Purchase of treasury stock                                        (35,642)
                                                                ---------
 Net cash  increase                                             $ 873,638
                                                                =========

Net cash of $1,074,299 provided by operating activities was primarily due to a reduction in inventories and income taxes receivable of $2,617,121 and $326,000, respectively, plus an increase in accounts payable and other liabilities of 2,302,120, offset by the net loss adjusted for non cash items of $498,846, an increase in accounts receivable of $3,542,502 and increases in prepaid assets and other current assets of $129,594. The decrease in inventories was due to an inventory reduction program instituted by the Company in response to sluggish economic conditions. The increase in accounts receivable was the result of an increase in sales for the three months ended September 30, 2003 over the three months ended September 30, 2002 in addition to a larger volume of component parts that our contract manufacturer purchased from us during September 30, 2003, due to an increase in our September and October 2003 production volume when compared to the same period of the prior year.

Cash of $196,246 and $35,642 was used to purchase fixed assets and purchase treasury stock. Proceeds from the stock purchased by employees through the employee stock purchase plan provided additional cash of $31,227. Since the Company's production is handled by third party contract manufacturers, our future anticipated capital expenditures are not material.

Our bank facility with JP Morgan Chase expired in April 2002. It is the intention of the Company, to procure a new credit facility on terms acceptable to the Company, however, there can be no assurance that we will secure a replacement line of credit at competitive terms, or secure a credit line at all.

On November 8, 1996, we approved a stock repurchase program. The program, as amended, authorizes the Company to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of September 30, 2003, we held 542,067 treasury shares purchased for $1,497,216 at an average purchase price of approximately $2.76 per share.

We believe that our cash and cash equivalents as of September 30, 2003 and our internally generated cash flow will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual  Obligations

The following table shows the Company's contractual obligations related to lease obligations as of September 30, 2003:

                                                        Payments  due by  period
Contractual obligations                         Total      1 year     1-3 years
                                                -----      ------     ---------
Operating lease obligations               $ 1,592,748   $ 679,272     $ 913,476
                                          ===========   =========     =========

Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of the our financial statements:

     o    Revenue Recognition
     o    Management's estimates
     o    Hedging program for sales denominated in a foreign currency
     o Translation of assets and liabilities denominated in non-functional currencies on our European financial statements

Revenue Recognition

Our revenues are primarily derived from the sale of computer boards which enable you to view television programs on your personal computer. Sales of computer boards are commonly classified as computer hardware. Our sales are primarily to retailers, distributors and original equipment manufacturers. Sales to our customers are documented by a purchase order which describes the conditions of sale. Sales are recorded when products are shipped to our customers, the product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Revenue from freight charged to customers is recognized when products are shipped. Provisions for customer returns and other adjustments are provided for in the period the related sales are recorded based upon historical data.

Management's Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to sales provisions, as described above, income taxes, bad debts, inventory allowances and contingencies. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Hedging program for sales denominated in a foreign currency

Our European subsidiary accounts for approximately 67% and 71% of our net sales for fiscal 2003 and fiscal 2002. All of our European sales are denominated in local currencies, primarily the Euro and Great British Pound. As a result of this, we are a net receiver of currencies other than the U.S dollar. Changes in the exchange rate subject us to market risks resulting from the fluctuation of the Euro and Great British Pound to the U.S. dollar. In an attempt to minimize these risks, we enter into forward exchange contracts with financial institutions.

We do not enter into contracts for speculative purposes. We enter into monthly window contracts covering an average period of six months based on existing or anticipated future purchases. Although we enter into these contracts to reduce the short term impact of currency rate changes, the following risks are still inherent in hedging the Euro sales:

     o Actual sales may fluctuate from our estimates, resulting in contracts in excess of collections
     o Short term volatility of currency markets has the potential to reduce the effectiveness of our hedging program
     o Historical volatility of the Euro has the potential to impact our revenues, gross margins and operating income
     o The magnitude of the success of our hedging program is dependent upon movements in the Euro exchange rates. These movements are difficult to predict over an extended period of time

Translation of assets and liabilities denominated in non-functional currencies on our European financial statements

The functional currency of our European subsidiary is the Euro. In preparing our consolidated financial statements, we are required to translate assets and liabilities denominated in a non-functional currency, mainly U.S. dollars, to Euros on the books of our European subsidiary. This process results in exchange gains and losses depending on the changes in the Euro to U.S. dollar exchange rate. Under the relevant accounting guidance, we are obligated to include these gains and losses on our statement of operations, which we report in other income or expense under the caption "Non-operational USD to Euro currency re-measurement".

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

Prior to the adoption of the Euro, we billed our European customers in German Marks or Great British Pound, depending upon which currency the customer preferred to be billed in. Effective January 1, 1999, we began invoicing our customers, who are located in the eleven member countries, in Euros. We continue to bill customers located in the United Kingdom in Great British Pound. The benefits to billing customers in Euros were twofold:

     o Our foreign currency hedging program was streamlined to the Euro and the Great British Pound
     o The pricing from country to country was harmonized, eliminating price differences between countries due to the fluctuating local currencies

We handled the conversion to the Euro without any material disruptions to our operations. See Item 7A- Market Risks.

Derivatives and Hedging Activities

Due to extensive sales to European customers with payment made to us in those local currencies (primarily the Euro and Great British Pound) and limited expenses paid in local currencies, we are a net receiver of currencies other than the U.S. Dollar. As such, we benefit from a weak Dollar and are negatively affected by a strong Dollar relative to the major worldwide currencies, especially the Euro and Great British Pound. Consequently, changes in exchange rates expose us to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. Dollar. We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions to protect against currency exchange risks associated with our foreign denominated sales.

Although we do not try to hedge against all possible foreign currency exposures because we can not fully estimate the size of our exposure, the contracts we procure are specifically entered into to as a hedge against existing or anticipated foreign currency exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, when the U.S. Dollar sustains a long term strengthening position against the foreign currencies in countries where we sell our products, our revenues, gross margins, operating income and retained earnings can be adversely affected. Factors that could impact the effectiveness of our hedging program include the volatility of the currency markets and the availability of hedging instruments.

The strength or weakness of the U.S. Dollar against the Euro and Great British Pound impacts our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. Dollars). We use derivatives to reduce our exposure to fluctuations in foreign currencies. Foreign currency forward contracts are used to hedge the foreign currency market exposures underlying forecasted sales transactions with customers. As of September 30, 2003, we had foreign currency contracts outstanding of approximately $3,560,000 against the delivery of the Euro. The contracts expire through December 2003. Our accounting policies for these instruments are based on the designation of such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". As of September 30, 2003 and 2002, a deferred loss of $234,591 and a deferred gain of $190,919, reflecting the net mark-to-market losses and gains of our derivatives, was recorded as a component of accumulated other comprehensive income on our balance sheet.

For the year ended September 30, 2003, we recorded a decrease in sales of $1,895,200 related to our contracts that closed during this period and the changes in the fair value of our derivative contracts. For the twelve months ended September 30, 2002, we recorded an decrease in sales of $408,000 related to our contracts that closed during this period and the changes in the fair value of our derivative contracts.

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

In January 2003, the FASB issued Interpretation No.46, Consolidation of Variable Interest Entities. Interpretation No. 46 requires companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first reporting period ending after December 15, 2003. The application of the guidance could result in the consolidation of a variable interest entity. The only potential variable interest entity with which the Company is associated is the real estate partnership owned by certain of the Company's principal shareholders, as disclosed in Note 9 of the notice to "Consolidated Financial Statements". The Company is evaluating whether the partnership is a variable interest entity, whether the Company is the primary beneficiary and, if so, the impact of this interpretation on its financial position and results of operations.

With respect to Interpretation No. 46, the Company rents its principal office and warehouse space in Hauppauge, New York from a real estate partnership owned by certain of the Company's principal stockholders. The lease term expires on January 31, 2006 and includes an option to extend for three additional years. The lease provides for rent increases of 5% per year. Rent is currently at the annual rate of $431,454 and will increase to $453,027 annually as of February 1, 2004. On December 17, 1995 in connection with a re-negotiation of the lease term, the Company granted options to purchase 120,000 shares to a real estate partnership partially owned by the principal stockholder at an exercise price of $1.905 per share, which are exercisable through the lease term. The market price of the option equaled the exercise price at the date of the grant. The effect of imputing the fair value of the options granted was immaterial. The options were still outstanding as of September 30, 2003.

The Company had amounts payable to this related party for unpaid rent of $302,128 as of September 30, 2003 and 2002.

The indebtedness partially incurred by the principal stockholder to purchase the building is also guaranteed by the Company and totaled $745,567 at September 30, 2003.

Risk Factors

If TV technology for the PC, or our implementation of this technology, is not accepted, we will not be able to sustain or expand our business.

Our future success depends on the growing use and acceptance of TV and video applications for PCs. The market for these applications is still evolving, and may not develop to the extent necessary to enable us to further expand our business. We have invested, and continue to invest, significant time and resources in the development of new products for this market.

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

We currently rely upon sales from our internal and external products to generate a majority of our sales. While we continue to develop additional products within these and other product lines, there can be no assurance that we will be successful in doing so. Consequently, if the existing or future products are not successful, sales could decline substantially, which would have a material adverse effect on our business, operating results and financial condition.

We rely heavily on the success of dealers and OEMs to market, sell and distribute our products. If these resellers do not succeed in effectively distributing our products, our sales could be reduced.

These resellers may not effectively promote or market our products or they may experience financial difficulties and even close operations. These dealers and retailers are not contractually obligated to sell our products. Therefore, they may, at any time:

     o    refuse to promote our products and

     o    discontinue the use of our products in favor of a competitor's product

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

Our distribution network includes several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. They also sell consumer products directly to certain retailers. Rapid change and financial difficulties of distributors have characterized distribution channels for consumer retail products. These arrangements have exposed us to the following risks, among others:

     o we may be obligated to provide price protection to certain retailers and distributors and, while certain agreements limit the conditions under which products can be returned, we may be faced with product returns or price protection obligations
     o the distributors or retailers may not continue to stock and sell our products and
     o    retailers and retail distributors often carry competing products

If these resellers do not succeed in effectively distributing our products, this could have a material adverse effect on our business, operating results and financial condition.

We operate in a highly competitive market, and many of our competitors have much greater resources, which may make it difficult for us to remain competitive.

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. We compete against companies such as ATI Technologies Inc. and Pinnacle Systems, Inc. Our new MediaMVP(TM) and DEC products compete in the consumer electronics market, where competition comes from Sony Corp., Toshiba Corporation, Cisco Systems Inc. and others. We believe that competition from new entrants will increase as the market for digital video in a PC expands. There can be no assurance that we will not experience increased competition in the future. Such increased competition may have a material adverse affect on our ability to successfully market our products. Competition is expected to remain intense and, as a result, we may lose some of our market share to our competitors. Further, we believe that the market for our products will continue to be price competitive and thus we could continue to experience lower selling prices, lower gross profit margins and reduced profitability levels for such products than in the past.

Rapid technological changes and short product life cycles in our industry could harm our business.

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business, operating results and financial condition. We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We expended approximately $1,902,000, $1,592,000, and $1,510,000 for research and development expenses for the years ended September 30, 2003, 2002 and 2001, respectively. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.

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

We are heavily dependent upon foreign markets for sales of our products, primarily the European market, and adverse changes in these markets could reduce our sales.

Our future performance will likely be dependent, in large part, on our ability to continue to compete successfully in the European markets, where a large portion of our current and potential customers are located. Our ability to compete in these markets will depend on many factors, including:

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

The majority of our products are built at contract manufacturing facilities in Asia and Europe. Our ability to successfully build products at overseas locations will depend on several factors, including:

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

Due to extensive sales to European customers with payment made to us in those local currencies (primarily the Euro and Great British Pound) and limited expenses paid in local currencies, we are a net receiver of currencies other than the U.S. dollar. As such, we benefit from a weak dollar and are negatively affected by a strong dollar relative to the major worldwide currencies, especially the Euro and Great British Pound. Consequently, changes in exchange rates expose us to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar. We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions to protect against currency exchange risks associated with our foreign denominated sales.

The strength or weakness of the U.S. dollar against the Euro and Great British Pound impacts our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. dollars). We engage in hedging programs aimed at limiting, in part, the impact of currency fluctuations. By selling foreign currency futures, we fix the rate of exchange at the time we enter into the contract. We deliver these currencies to the financial institutions at a later date when we actually receive the foreign currency.

As of September 30, 2003, we had foreign currency forward contracts outstanding of approximately $3,560,000 against delivery of the Euro. The contracts expire through December 2003. For the years ended September 30, 2003 and 2002, we had recorded in sales related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts of $1,895,200 and $408,000, respectively.

Although we do not try to hedge against all possible foreign currency exposures because we can not fully estimate the size of our exposure, the contracts we procure are specifically entered into as a hedge against existing or anticipated exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, when the U.S. dollar sustains a long term strengthening position against the foreign currencies in countries where we sell our products, our revenues, gross margins, operating income and retained earnings can be adversely affected. Factors that could impact the effectiveness of our hedging program include volatility of the currency markets and availability of hedging instruments.

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

We may experience declining gross margins due to the following factors, among others:

     o    changes in foreign currency exchange rates
     o    larger sales mix of lower margin products
     o    possible future allowances for excess inventory
     o    increases in costs charged by contract manufacturers
     o    increases in duty and tariff rates
     o    increases in shipping costs
     o    lower average selling prices
     o    increases in material acquisition costs and
     o    different gross margins for like products in different markets

Consequently, as margins may decline, our profitability will be more dependent upon effective cost management controls. There can be no assurances that such cost and management controls can be implemented and maintained, and if implemented, that they will be successful.

We have experienced, and expect to continue to experience, intense downward pricing pressure on our products, which could substantially impair our operating performance.

We are experiencing, and are likely to continue to experience, downward pricing pressure on our products. As a result, we have experienced, and we expect to continue to experience, declining average sales prices for our products. Increases in the number of units that we are able to sell and reductions in per unit costs may not be sufficient to offset reductions in per unit sales prices, in which case our net income would be reduced and we could incur losses. Since we typically negotiate supply arrangements far in advance of delivery dates, we may need to commit to price reductions for our products before we are aware of how, or if, these cost reductions can be obtained. As a result, any current or future price reduction commitments and our inability to respond to increased price competition could have a material adverse effect on our business, operating results and financial condition.

We are dependent upon contract manufacturers for our production. If these manufacturers do not meet our requirements, either in volume or quality, then we could be materially harmed.

During fiscal 2003, we subcontracted the manufacturing and assembly of our products to three independent third parties at facilities in various countries.

Relying on subcontractors involves a number of significant risks, including:

     o    loss of control over the manufacturing process
     o    potential absence of adequate production capacity
     o    potential delays in production lead times
     o    unavailability of certain process technologies
     o reduced control over delivery schedules, manufacturing yields, quality and costs, and
     o    unexpected increases in component costs

We may need to hold more inventory than is immediately required to compensate for potential manufacturing disruptions.

If our significant subcontractor becomes unable or unwilling to continue to manufacture these products in required volumes, we will have to identify qualified alternate subcontractors. Additional qualified subcontractors may not be available, or may not be available on a timely or cost competitive basis. Any interruption in the supply of, or increase in, the cost of the products manufactured by third party subcontractors could have a material adverse effect on our business, operating results and financial condition.

We are dependent upon single or limited source suppliers for our components and assembled products. If these suppliers do not meet the demand, either in volume or quality, then we could be materially harmed.

If the supply of a key component or assembled product such as the DEC and WinTV(R)-DVB were to be delayed or curtailed or in the event a key manufacturing or sole vendor delays shipment of such components or completed products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. Our business, operating results and financial condition could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. We attempt to mitigate these potential risks by working closely with our key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. We are also seeking out alternative sources for assembled products, making us less dependent on a single or limited source.

We may need to hold more inventory than is immediately required to compensate for potential component shortages or discontinuation. This could lead to an increase in the costs of manufacturing or assembling our products.

If any single or limited source supplier becomes unable or unwilling to continue to supply these components or assembled products in required volumes, we will have to identify and qualify acceptable replacements or redesign our products with different components. Additional sources may not be available, or product redesign may not be feasible on a timely basis. Any interruption in the supply of or increase in the cost of the components and assembled products provided by single or limited source suppliers could have a material adverse effect on our business, operating results and financial condition.

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

If we obtain orders in excess of our internal forecasts, we may be unable to timely increase production to meet demand which could have a material adverse effect on our business, operating results and financial condition. If our net sales do not meet expectations, our business, operating results and financial condition would be adversely affected, we may be burdened with excess inventory, and we may be subject to excess costs or inventory write-offs.

We may experience a reduction in sales if we are unable to respond quickly to changes in the market for our products.

Our net sales can be affected by changes in the quantity of products that our distributor and OEM customers maintain in their inventories. We may be directly and rapidly affected by changes in the market, including the impact of any slowdown or rapid increase in end user demand. Despite efforts to reduce distribution channel inventory exposure, distribution partners and OEM customers may still choose to alter their inventory levels, which could cause a reduction in our net sales; this could have a material adverse effect on our business, operating results and financial condition.

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

We may need financing, and may not be able to raise financing on favorable terms, if at all, which could limit our ability to grow and increase our costs.

We anticipate that we may need to raise additional capital in the future to continue our long term expansion plans, to respond to competitive pressures or to respond to unanticipated requirements. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms, if at all. Our failure or inability to obtain financing on acceptable terms could require us to limit our plans for expansion, incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute existing stockholders' holdings or discontinue a portion of our operations, each of which could have a material adverse effect on our business, operating results and financial condition.

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

If a patent holder refuses to offer such a license or offers such a license on terms unacceptable to us, there is a risk of incurring substantial litigation or settlement costs regardless of the merits of the allegations, or which party eventually prevails. If we do not prevail in a litigation suit, we may be required to pay significant damages and/or to cease sales and production of infringing products and accordingly, may incur significant defense costs. Additionally, we may need to attempt to design around a given technology, although there can be no assurances that this would be possible or economical.

We currently use technology licensed from third parties in certain products. Our business, financial condition and operating results could be adversely affected by a number of factors relating to these third-party technologies, including:

     o failure by a licensor to accurately develop, timely introduce, promote or support the technology
     o    delays in shipment of products
     o excess customer support or product return costs due to problems with licensed technology; and
     o    termination of our relationship with such licensors

We may be unable to enforce our intellectual property rights.

We may not be able to adequately protect our intellectual property through patent, copyright, trademark and other means of protection. If we fail to adequately protect our intellectual property, our intellectual property rights may be misappropriated by others, invalidated or challenged, and our competitors could duplicate our technology or may otherwise limit any competitive technological advantage we may have. Due to the rapid pace of technological change, we believe our success is likely to depend more upon continued innovation, technical expertise, marketing skills and customer support and service rather than upon legal protection of our proprietary rights. However, we intend to aggressively assert our intellectual property rights when necessary.

Even though we typically develop our products independently, our success, of which there can be no assurances, will depend, in a large part, on our ability to innovate, obtain or license patents, protect trade secrets, copyrights and trademarks, and draw upon our proprietary technology without infringing on the proprietary rights of others. We maintain copyrights on our designs and software programs, but currently we have no patent on the WinTV(R) board as we believe that such technology cannot be patented.

We have no patents issued or pending that relate to our technology. We are subject to a number of risks relating to intellectual property rights, including the following:

     o the means by which we seek to protect our proprietary rights may not be adequate to prevent others from misappropriating our technology or from independently developing or selling technology or products with features based on or similar to our products
     o our products may be sold in foreign countries that provide less protection to intellectual property than is provided under U.S. laws; and
     o our intellectual property rights may be challenged, invalidated, violated or circumvented and may not provide us with any competitive advantage

We may not be able to attract and retain qualified managerial and other skilled personnel.

Our success, of which there can be no assurances, depends, in part, on our ability to identify, attract, motivate and retain qualified managerial, technical and sales personnel. Our success, of which there can be no assurances, is dependent on our ability to manage effectively the enhancement and introduction of existing and new products and the marketing of such products. We are particularly dependent on our ability to identify, attract, motivate and retain qualified managers, engineers and salespersons. The loss of the services of a significant number of engineers or sales people or one or more senior officers or managers could be disruptive to product development efforts or business relationships and could seriously harm our business.

We depend on a limited number of key personnel, and the loss of any of their services could adversely affect our future growth and profitability and could substantially interfere with our operations.

Our products are complex and our market is evolving. The success of our business depends in large part upon the continuing contributions of our management and technical personnel. The loss of the services of any of our key officers or employees could adversely affect our future growth and profitability and could have a material adverse effect on our business, operating results and financial condition.

Our dependence upon our key officers and employees is increased by the fact that they are responsible for our sales and marketing efforts, as well as our overall operations. We do not have key person life insurance policies covering any of our employees other than Mr. Plotkin, our Chairman of the Board and Chief Executive Officer and the insurance coverage that we have on him may be insufficient to compensate us for the loss of his services.

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

If any such opportunity involves the acquisition of a business, we cannot be certain that:

     o we will successfully integrate the operations of the acquired business with our own
     o    all the benefits expected from such integration will be realized
     o management's attention will not be diverted or divided, to the detriment of current operations
     o amortization of acquired intangible assets will not have a negative effect on operating results or other aspects of our business
     o delays or unexpected costs related to the acquisition will not have a detrimental effect on the combined business, operating results and financial condition
     o customer dissatisfaction with, or performance problems at, an acquired company will not have an adverse effect on our reputation; and
     o    respective operations, management and personnel will be compatible

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

     o increased competition, including changes in pricing by us and our competitors
     o delays in deliveries from our limited number of suppliers and subcontractors; and
     o    difficulty in implementing effective cost management constraints

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 68%, 73% and 77% of sales for the years ended September 30, 2003, 2002 and 2001, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period. Accordingly, any sales or net income in any particular period may be lower than the sales and net income in a preceding or comparable period. Period-to-period comparisons of our results of operations may not be meaningful, and should not be relied upon as indications of our future performance. In addition, our operating results may be below the expectations of securities analysts and investors in future periods. Failure to meet such expectations, should such an event occur, will likely cause our share price to decline.

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

The Company's Amended and Restated By-Laws and the Rights Agreement in which the Company is party to may have anti-takeover effects, limiting the ability of outside stockholders to seek control of management, and any premium over market price that an acquirer might otherwise pay may be reduced and any merger or takeover may be delayed.

Effective August 16, 2001, the Board of Directors unanimously approved Amended and Restated By-laws for the Company (the "By-Laws"). The By-Laws do not permit stockholders to call a special meeting of stockholders and consequently, an expensive proxy contest cannot occur other than in connection with the annual meeting of stockholders. The By-laws also impose strict requirements for shareholder proposals and nominations of prospective Board members other than those nominated by or at the discretion of the Board of Directors. These amendments may collectively or individually impact a person's decision to purchase voting securities in the Company and may have anti-takeover effects in that any merger or takeover may be delayed. Accordingly, any premium over market price that an acquirer might otherwise pay may be reduced.

On July 19, 2001, the Board of Directors declared a dividend distribution of one Right for each outstanding share of the Company's Common Shares to stockholders of record at the close of business on August 5, 2001. Each Right entitles the registered holder to purchase from the Company one Common Share at a purchase price of $11.00 per share, subject to adjustment and terms set out in the Rights Agreement between the Company and North American Transfer Agent, as Rights Agent. The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in a manner which causes the Rights to become discount Rights unless the offer is conditional on a substantial number of Rights being acquired. Accordingly, any premium over market price that an acquirer might otherwise pay may be reduced.

No dividends and none anticipated.

We have never paid any cash dividends on our common stock and do not contemplate or anticipate paying any cash dividends on our Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the business.

From time to time, information provided by us, statements made by our employees or information provided in our Securities and Exchange Commission filings, including information contained in this Annual Report on Form 10-K, may contain forward looking information. Our actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including, but not limited to, rapid changes in technology, lack of funds for research and development, competition, proprietary patents and rights of others, loss of major customers, loss of sources of supply for our components, non-availability of management, government regulation, currency fluctuations and our inability to profitably sell our products. The market price of our Common Stock may be volatile at times in response to fluctuations in our quarterly operating results, changes in analysts' earnings estimates, market conditions in the computer hardware industry, seasonality of the business cycle, as well as general conditions and other external factors.

Item 7A. Market Risks

Due to extensive sales to European customers with payment made to us in those local currencies (primarily the Euro and Great British Pound) and limited expenses paid in local currencies, we are a net receiver of currencies other than the U.S. dollar. As such, we benefit from a weak dollar and are negatively affected by a strong dollar relative to the major worldwide currencies, especially the Euro and Great British Pound. Consequently, changes in exchange rates expose us to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar. We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions to protect against currency exchange risks associated with our foreign denominated sales.

The strength or weakness of the U.S. dollar against the Euro and Great British Pound impacts our financial results. Changes in exchange rates may positively or negatively affect our revenues, gross margins, operating income and retained earnings (which are all expressed in U.S. dollars). We engage in hedging programs aimed at limiting, in part, the impact of currency fluctuations. By selling foreign currency futures, we fix the rate of exchange at the time we enter into the contract. We deliver these currencies to the financial institutions at a later date when we actually receive the foreign currency. For the years ended September 30, 2003 and 2002, respectively, we recorded approximately $1,895,200 and $408,000 as a decrease to net sales related to the changes in the fair value of our derivative contracts.

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

Item 8.   Financial Statements and Supplementary Data

          See Consolidated Financial Statements annexed hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Item 9a.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III
                                    --------

Item  10.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
           Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the positions and offices presently held with the Company by each present Director and executive officer, and his age as of September 30, 2003:

---------------------  --------------- -----------------------------------------
Name                        Age                 Officer and Positions Held
---------------------  --------------- -----------------------------------------
Kenneth Plotkin             52         Chairman of the Board of Directors, Chief
                                       Executive Officer, Vice President of
                                       Marketing and Director
---------------------  --------------- -----------------------------------------
Dean Cirielli               37         President, Chief Operating  Officer
---------------------  --------------- -----------------------------------------
Gerald Tucciarone           48         Chief Financial Officer and Treasurer
---------------------  --------------- -----------------------------------------
John Casey                  47         Vice President in Charge of Technology
---------------------  --------------- -----------------------------------------
Bernard Herman              76         Director
---------------------  --------------- -----------------------------------------
Steven J. Kuperschmid       43         Director
---------------------  --------------- -----------------------------------------
Robert S. Nadel             64         Director
---------------------  --------------- -----------------------------------------
Christopher G. Payan        29         Director
---------------------  --------------- -----------------------------------------
Neal Page                   44         Director
---------------------  --------------- -----------------------------------------
Seymour G. Siegel           61         Director
---------------------  --------------- -----------------------------------------

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

Dean Cirielli joined the Company on May 1, 2002 as President and Chief Operating Officer. Previously he served as Vice President of R&D from 2000-2001 at Priority Call, a telecommunications subsidiary of SchlumbergerSema, which he joined in 1993. His early career includes telecommunications software and systems engineering at Boston Technology, Inc.; R&D program management at Philips Display Components, a television display tube manufacturer, and a series of internships at IBM, including Yorktown Heights' Watson Labs. Mr. Cirielli received a BA in 1988 and a Masters of Engineering in 1991, both in Applied and Engineering Physics from Cornell University.

Gerald Tucciarone joined the Company in January 1995 and has served as Chief Financial Officer and Treasury since such time. Prior to his joining the Company he served as Vice-President of Finance, from 1985 to 1992, with Walker-Telecommunications, Inc., a manufacturer of phones and voice-mail equipment, and from 1992 to 1995, as Assistant Controller with Chadbourne and Parke. Mr. Tucciarone is a certified public accountant.

John Casey has been the Company's Vice President in charge of Technology for more than six years.

Bernard Herman has served as a Director of the Company since 1996. From 1979 to 1993 Mr. Herman was Chief Executive Officer of Okidata Corp. of Mount Laurel, New Jersey, a distributor of computer peripheral products. Since then he has served as a consultant with reference to computer products. He is also an Arbitration Neutral for the American Arbitration Association and the National Association of Security Dealers.

Steven J. Kuperschmid has served as a Director of the Company since 1998 and as Assistant Secretary since June 2001. He has been practicing law since 1986 and has been a partner with Certilman Balin Adler & Hyman, LLP, counsel to the Company, since January 1, 1994. Mr. Kuperschmid received his BA from New York University and JD from Fordham University School of Law.

Robert S. Nadel has served as a Director of the Company since May 16, 2003. He is the President of Human Resources Spectrum, Inc., a management consulting firm specializing in executive and employee compensation and benefits and organizational effectiveness. From 1989 to 1991, Dr. Nadel served as Partner in Charge of the Actuarial Benefits and Compensation Practice of Deloitte and Touche, and from 1969 to 1989, he was Managing Partner of the Northeast Region for the Hay Group. Dr. Nadel received a BBA from City College in 1959, an MS in General Psychology from Yeshiva University in 1962 and a Doctorate in Public Administration from NYU in 1968.

Christopher G. Payan has served as a Director of the Company since May 16, 2003. He has served as Senior Vice-President, Co-Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer of Emerging Vision, Inc. ("EVI"), a publicly held company involved in the operation and franchising of retail optical stores in the United States. From July 2001 through December 2001, he served as EVI's Vice President of Finance. From March 1995 through July 2001, Mr. Payan worked for Arthur Andersen LLP, where he provided various audit, accounting, consulting and advisory services to various small and mid-sized private and public companies in various industries. Mr. Payan is a certified public accountant.

Neal Page has served as a Director of the Company since May 16, 2003. After founding Osprey Technologies in 1994, he served as corporate Vice President and General Manager of the Osprey Video Division of ViewCast Corporation from 1995 to March 2003. From 1994 to 1998, Mr. Page held both management and engineering positions with Sun Microsystems, Inc. From 1983 to 1988, Mr. Page developed advanced multimedia products at General Electric and Data General. Mr. Page serves as a board member for a private software firm. He holds Bachelor of Science and Master of Science degrees in Electrical and Computer Engineering from North Carolina State University, and has completed executive business programs at University of North Carolina's Kenan-Flagler Business School.

Seymour G. Siegel has served as a Director of the Company since May 16, 2003. He is a Certified Public Accountant and a principal in the Siegel Rich Division of Rothstein, Kass & Company, P.C., an accounting and consulting firm. From 1974 to 1990 he was managing partner and founder of Siegel Rich and Co, P.C., CPAs which merged into Weiser LLC, where he was a senior partner. He formed Siegel Rich
Inc. in 1994 which in April, 2000 became a division of Rothstein, Kass & Company, P.C. Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations. He has served as a director and member of the audit committees of Barpoint.com, Oak Hall Capital Fund, Prime Motor Inns Limited Partnership and Noise Cancellation Technologies, all public companies.

Audit Committee Financial Expert

     Our Board of Directors has determined that it has an "audit committee financial expert," as defined by Item 401(h) of Regulation S-K. Our audit committee financial expert is Seymour G. Siegel. Mr. Siegel is "independent," as such term is used in Item 7(d)(3)(iv) of Schedule 14A.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding Common Stock and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended September 30, 2003.

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and representations that no other reports were required, during the fiscal year ended September 30, 2003, the Company's officers, Directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics for Senior Financial Officers

     Our Board of Directors has adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information for the fiscal years ended September 30, 2003, 2002 and 2001 concerning the compensation of Kenneth Plotkin, Chairman of the Board, Chief Executive Officer, Vice President of Marketing, and Director, Dean Cirielli, our President and Chief Operating Officer, John Casey, our Vice President of Technology of the Company and Gerald Tucciarone, our Chief Financial Officer and Treasurer of the Company. No other Executive Officer of the Company had a combined salary and bonus in excess of $100,000 for the fiscal year ended September 30, 2003.



                                                                   Annual                          Long Term
                                                                Compensation                     Compensation
                                          --------- ---------- -------------- ------------     ------------------
                                                                                                  Common Shares
Name and Principal Position                  Year     Salary       Bonus        Other Annual     Underlying Options
                                                                                Compensation         Granted
--------------------------------------    --------- ---------- --------------   -------------   --------------------

Kenneth Plotkin                             2003     $180,000       -0-         $8,748(1)           10,000
Chairman of the Board, Chief
Executive Officer, Vice President of        2002     $180,000       -0-         $6,000(1)           10,000
Marketing, and Director
                                            2001     $180,000       -0-         $6,000(1)             -0-
--------------------------------------  --------- ----------------- ----------- -------------   --------------------




--------------------------------------  --------- ----------------- ----------- -------------   --------------------
Dean Cirielli (2)                        2003        $175,000       -0-            -0-                  -0-
President, Chief Operating Officer
                                         2002         $70,000       -0-            -0-               50,000
-------------------------------------- ---------  ----------------- ----------- -------------   --------------------

John Casey                               2003        $133,913       -0-            -0-               30,000
Vice President of Technology
                                         2002        $130,000      $5,000          -0-               10,000

                                         2001        $128,365       -0-            -0-                  -0-

-------------------------------------- --------- ----------------- ------------ -------------   --------------------

Gerald Tucciarone                        2003        $130,995       -0-            -0-               30,000
Chief Financial Officer and Treasurer
                                         2002        $124,866       -0-            -0-               10,000

                                         2001        $123,231       -0-            -0-                  -0-
-------------------------------------- --------- ----------------- ------------ -------------   --------------------

(1) Represents non-cash compensation in the form of the use of a car and related expenses.

(2)  Mr Cirielli joined the Company on May 1, 2002

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning individual grants of stock options granted during the fiscal year ended September 30, 2003:

----------------------- ---------------------- --------------------- ----------------------- ----------------- -------------------

                         Number of Common       Percentage of Total
                         Shares Underlying      Options Granted to
                         Option Granted         Employees in Fiscal                                                 Grant
Name                                            Year                     Exercise Price     Expiration Date    Present Value ($)
----------------------- ---------------------- --------------------- ----------------------- ----------------- -------------------

Kenneth Plotkin                10,000                  2.6%                   1.13               October 2012         $4,300
----------------------- ---------------------- --------------------- ----------------------- ----------------- -------------------

Dean Cirielli                    -0-                   -0-                    -0-                     -                 -
----------------------- ---------------------- --------------------- ----------------------- ----------------- -------------------

John Casey                     30,000                  7.8%                   1.08               October 2012        $12,600
----------------------- ---------------------- --------------------- ----------------------- ----------------- -------------------

Gerald Tucciarone              30,000                  7.8%                   1.08               October 2012        $12,600
----------------------- ---------------------- --------------------- ----------------------- ----------------- -------------------


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning the value of stock options unexercised as of September 30, 2003:



--------------------------- --------------------- --------------------- ------------------------------------ -----------------------
                                                                                                              Value of Unexercised
                                                                                    Number of                In-the-Money Options at
                             Number of Commom                                 Common Shares Underlying          September 30, 2003
                            Shares Acquired on                           Unexercised Options at September        Exerciseable/
         Name                    Exercise             Realized Value    30, 2003 Exerciseable/Unexercisable      Unexerciseable
--------------------------- --------------------- --------------------- ------------------------------------ -----------------------

Kenneth Plotkin                     -0-                   -0-                     403,850/146,150              $752,525/$244,975
--------------------------- --------------------- --------------------- ------------------------------------ -----------------------
Dean Cirielli                       -0-                   -0-                      12,500/37,500               $22,625/$67,875
--------------------------- --------------------- --------------------- ------------------------------------ -----------------------
John Casey                          -0-                   -0-                      52,500/40,500               $97,215/$52,800
--------------------------- --------------------- --------------------- ------------------------------------ -----------------------
Gerald Tucciarone                   -0-                   -0-                      33,500/40,500               $59,085/$52,800
--------------------------- --------------------- --------------------- ------------------------------------ -----------------------

Compensation of Directors

Prior to May 16, 2003, Directors of the Company received no cash compensation solely for being on the Board of Directors.

Effective May 16, 2003, the Board of Directors resolved to pay an annual retainer of $10,000 (to be paid in quarterly installments in advance) to each non-employee Director and $1,000 for each Board of Directors meeting or Committee meeting he/she attends in person and $250 if he /she attends by telephone.

On June 23, 2003,  each of Mr. Page,  Dr.  Nadel,  Mr. Payan and Mr.  Siegel was
granted an option to purchase  20,000 shares of Common Stock of the Company,  at an exercise  price of $3.05 per share (for the  purposes of the  Company's  1996
Non-Qualified  Stock Option Plan, the fair market value of the Company's  Common
Stock as of June 23, 2003 was $3.05 per share).  Such options are exercisable at the rate of 5,000 shares on each of June 23,  2003,  2004,  2005 and 2006,  with each installment being exercisable over a ten year period commencing on the date of grant of the  options;  and that such  options are not intended to qualify as incentive stock options, as defined in Section 422 of the Internal Revenue Code, as amended.


Employment   Contracts;   Termination   of  Employment   and   Change-in-Control
Arrangements

As of January 10, 1998, after the expiration of a prior employment agreement with the Company, Kenneth Plotkin entered into an employment agreement (the "1998 Employment Agreement") with the Company to serve in certain offices of the Company. The 1998 Employment Agreement provided for a three-year term, which term automatically renews from year to year thereafter unless otherwise terminated by the Board of Directors or the executive. The 1998 Employment Agreement provided for an annual base salary of $125,000 during the first year, $150,000 during the second year, and $180,000 during the third year. For each Annual Period (as defined in the 1998 Employment Agreement) thereafter, the 1998 Employment Agreement provides that compensation shall be as mutually determined between the Company and the executive, but not less than that for the preceding Annual Period. In addition, the 1998 Employment Agreement provides for a bonus to be paid as follows: an amount equal to 2% of the Company's earnings, excluding earnings that are not from operations and before reduction for interest and income taxes ("EBIT"), for each fiscal year starting with the year ended September 30, 1998, provided that the Company's EBIT for the applicable fiscal year exceeds 120% of the prior fiscal year's EBIT, and if not, then 1% of the Company's EBIT. The determination of EBIT shall be made in accordance with the Company's audited filings with the Securities and Exchange Commission on its Form 10-KSB or Form 10-K. Pursuant to the 1998 Employment Agreement, on January 21, 1998, incentive stock options to acquire a total of 90,000 Common Shares each were granted to Mr. Plotkin, exercisable, beginning on January 21, 1999, in increments of 33 1/3% per year at $2.544 per share. Each increment of these options expires five (5) years after it first becomes exercisable. Also on January 21, 1998, pursuant to the 1998 Employment Agreement, non-qualified options to acquire a total of 60,000 Common Shares each were granted to Mr. Plotkin, exercisable immediately for a period of ten (10) years. These options expire as of January 20, 2008. Options granted under the 1998 Incentive Stock Option Plan shall become immediately vested and exercisable in the event of a Change in Control (as defined in the 1998 Incentive Stock Option Plan). The 1998 Employment Agreement further provides for disability benefits, the obligation of the Company to pay the premiums on a term life insurance policy or policies in the amount of $500,000 on the life of Mr. Plotkin owned by Mr. Plotkin or his spouse, or a trust for his respective benefit or for the benefit of his family, a car allowance of $500 per month, reasonable reimbursement for automobile expenses, and medical insurance as is standard for executives of the Company. The 1998 Employment Agreement further provides that the Company may apply for and own life insurance on the life of Mr. Plotkin for the benefit of the Company, in such amounts as the Board of Directors of the Company may from time to time determine. As set forth in the 1998 Employment Agreement, the Company shall pay the premiums as they become due on any such insurance policies, and all dividends and any cash value and proceeds on such insurance policies shall belong to the Company. In the event of a termination of employment associated with a Change in Control of the Company (as defined in the 1998 Employment Agreement), a one-time bonus shall be paid to the executive equal to three times the amount of the executive's average annual compensation (including salary, bonus and benefits, paid or accrued) received by him for the thirty-six month period preceding the date of the Change of Control.

As of May 1, 2002, Dean Cirielli entered into an Employment Agreement with the Company (the "Cirielli Employment Agreement"). The Cirielli Employment Agreement provides for a two-year term, unless terminated earlier by either Mr. Cirielli or the Company. The Cirielli Employment Agreement provides that Mr. Cirielli shall be paid an annual salary of $175,000 for the first year of the Cirielli Employment Agreement, with annual performance evaluations and upward adjustments as determined by the

Compensation Committee of the Board of Directors, based on his performance. In addition, the Cirielli Employment Agreement provides that he shall also receive a yearly bonus totaling one percent of the operating income of the Company, provided that earnings are at least 120% of the prior fiscal year's earnings. Pursuant to the Cirielli Employment Agreement, Mr. Cirielli was granted an option to purchase 50,000 shares of Common Stock of the Company, on May 1, 2002 at an exercise price of $1.81 per share (for the purposes of the Company's 2000 Performance and Equity Incentive Plan, the fair market value of the Company's Common Stock as May 1, 2002) was $1.81 per share. Such options are exercisable to the extent of 12,500 shares on each of May 1, 2003, 2004, 2005 and 2006, with each installment being exercisable over a ten year period commencing on the date of grant of the options; and that such options are not intended to qualify as incentive stock options, as defined in section 422 of the Internal Revenue Code, as amended. All outstanding options as of the date such Change in Control (as defined in the Company's 2000 Performance and Equity Incentive Plan) shall become fully exercisable and vested, unless the terms of the award provide otherwise. Pursuant to the Cirielli Employment Agreement, the Company and Mr. Cirielli entered into a Relocation Package Agreement providing for, amongst other things, a relocation reimbursement of no more than $100,000. Such relocation reimbursement shall be paid as follows:

     (i) 50% of the Relocation Costs (as defined in his Relocation Package Agreement) or $50,000 (whichever is lower) on or before he physically and permanently relocates to Long Island, NY, such date to be the date of signing a definitive sale and purchase agreement to either sell his existing residence or buy a house in the Long Island area, NY, whichever is earlier (the "Relocation Date"),

     (ii) 25% of the Relocation Costs or $25,000 (whichever is lower) on the first anniversary of the Relocation Date and

     (iii)25% of the Relocation Costs or $25,000 (whichever is lower) on the second anniversary of the Relocation Date.

Item  12. Security   Ownership  of  Certain   Beneficial  Owners  and
          Management

The following table sets forth, to the knowledge of the Company based solely upon records available to it, certain information as of December 8, 2003 regarding the beneficial ownership of the Company's Common Stock (i) by each person who the Company believes to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) by each current Director, (iii) by each person listed in the Summary Compensation Table under "Item 11 -- Executive Compensation" and (iv) by all current executive officers and Directors as a group:

Name of Management Person
and Name and Address
of Beneficial Owner                      Number                         Percent
-------------------------                ------                         -------

Kenneth Plotkin                        1,012,950(1)(4)(5)(7)              11.4%
91 Cabot Court
Hauppauge, NY 11788

Estate of Kenneth R. Aupperle(3)         603,220(2)(3)(4)(6)               6.8%
23 Sequoia Drive
Hauppauge, NY 11788

Laura Aupperle                               572,440(2)(3)(4)(6)           6.5%
23 Sequoia Drive
Hauppauge, NY 11788

Dorothy Plotkin                              559,560(1)(4)(7)              6.3%
91 Cabot Court,
Hauppauge, NY 11788

John Casey                                   142,200(8)                    1.6%

Bernard Herman                                53,996(9)                    *

Gerald Tucciarone                             36,500(10)                   *

Steven J. Kuperschmid                         30,000(11)                   *

Dean Cirielli                                 12,500(12)                   *

Robert S. Nadel                                5,000(13)                   *

Christopher G. Payan                           5,000(13)                   *

Neal Page                                      5,400(13)                   *

Seymour G. Siegel                              5,000(13)                   *

Directors and executive officers       1,308,546(1)(4)(5)(8)              14.7%
as a group (10 persons)                (9)(10)(11)(12)(13)
---------------------------------
* Less than one (1%) percent.

(1) Dorothy Plotkin, wife of Kenneth Plotkin, beneficially owns 559,560 shares of Common Stock or 6.3% of the outstanding shares of Common stock. Ownership of shares of Common Stock by Mr. Plotkin does not include ownership of shares of Common Stock by Mrs. Plotkin, and ownership of shares of Common Stock by Mrs. Plotkin does not include ownership of shares of Common Stock by Mr. Plotkin.

(2) To the Company's knowledge, Laura Aupperle, the widow of Kenneth R. Aupperle, beneficially owns 572,440 shares of Common Stock, or 6.5% of the outstanding shares of Common Stock. Ownership of shares of Common Stock by the Estate of Kenneth R. Aupperle does not include ownership of shares of Common Stock by Laura Aupperle and ownership of shares of Common Stock of Laura Aupperle does not include ownership of shares of Common Stock by the Estate of Kenneth R. Aupperle.

(3) The Company is unaware of any filings made by the Estate of Kenneth R. Aupperle with the Securities and Exchange Commission. The Company has assumed that any securities of the

     Company beneficially owned by Mr. Aupperle prior to his death, and of which the Company is aware, are now beneficially owned by the Estate of Kenneth
     R. Aupperle.

(4) One presently exercisable warrant has been issued for 120,000 shares of Common Stock to LADOKK Realty Co. ("LADOKK"), a partnership, which prior to Mr. Aupperle's death, consisted of Kenneth Plotkin, Dorothy Plotkin, Kenneth Aupperle and Laura Aupperle. Mr. Plotkin expressly disclaims any percentage interest in the warrant other than that which represents his percentage interest in the partnership, which is equal to 30,000 shares of Common Stock. The Company has assumed that the Estate of Kenneth R. Aupperle now owns the interest which Mr. Aupperle formerly had in LADOKK.

(5) Includes 180,000 shares of Common Stock issuable upon the exercise of currently exercisable non-qualified stock options granted on January 10, 1995 and exercisable until September 29, 2006, which options were part of an overall grant of a non-qualified stock option to purchase 300,000 shares of Common Stock at $1.575 per share. Also includes 105,400 shares of Common Stock issuable upon the exercise of currently exercisable non-qualified options and 118,450 shares of Common Stock issuable upon the exercise of currently exercisable incentive stock options. Does not include 120,000 shares of Common Stock issuable upon the exercise of currently unexercisable non-qualified stock options and 26,150 shares of Common Stock issuable upon the exercise of currently unexercisable incentive stock options.

(6) Does not include 50,000 shares of Common Stock, in the aggregate, owned by Mr. Aupperle's brother, as custodian for each of Mrs. Aupperle's minor children (25,000 Common Shares to each minor child) under the New York Uniform Gifts to Minors Act.

(7) Does not include 18,000 shares of Common Stock owned by the Plotkins' adult daughter. Does not include 25,000 shares of Common Stock, owned by Mr. Plotkin's father as custodian for the Plotkins' minor child under the New York Uniform Gifts to Minors Act. Each of Mr. and Mrs. Plotkin disclaim beneficial ownership of all such 43,000 shares of Common Stock.

(8) Includes 52,000 shares of Common Stock issuable upon the exercise of currently exercisable incentive stock options. Does not include 40,500 shares of Common Stock issuable upon the exercise of currently unexercisable incentive stock options.

(9) Includes 30,000 shares of Common Stock issuable upon the exercise of currently exercisable non-qualified stock options.

(10) Includes 33,500 shares of Common Stock issuable upon the exercise of currently exercisable incentive stock options. Does not include 40,500 shares of Common Stock issuable upon the exercise of currently unexercisable incentive stock options.

(11) Includes 30,000 shares of Common Stock issuable upon the exercise of currently exercisable non-qualified stock options.

(12) Includes 12,500 shares of Common Stock issuable upon the exercise of currently exercisable incentive stock options. Does not include 37,500 shares of Common Stock issuable upon the exercise of currently unexercisable incentive stock options.


(13) Includes  5,000  shares of  Common  Stock  issuable  upon the  exercise  of currently exercisable  non-qualified stock options. Does not include 15,000
     shares  of  Common   Stock   issuable   upon  the   exercise  of  currently
     unexercisable non-qualified stock options.

Equity Compensation Plan Information

Set forth in the table below is certain information regarding the number of shares of common stock that may be issued under options, warrants and rights under all of the Company's existing equity compensation plans as of September
30, 2003.


--------------------------------------- -------------------------- ----------------------------- -------------------------------
                                                                                                      Number of securities
                                                                                                    remaining available for
                                         Number of securities to                                  future issuance under equity
                                         be issued upon exercise     Weighted average exercise  compensation plans (excluding
            Plan Category                of outstanding options        price of outstanding         securities reflected in
                                              and warrants             options and warrants               column (a))
--------------------------------------- -------------------------- ----------------------------- -------------------------------
Equity compensation plans approved by
stockholders                                    1,546,101          $        2.53                          623,885
--------------------------------------- -------------------------- ----------------------------- -------------------------------
Equity compensation plans not
approved by shareholders                          230,000          $        3.41                          120,000
--------------------------------------- -------------------------- ----------------------------- -------------------------------
Total
                                                1,776,101          $        2.67                          743,885
--------------------------------------- -------------------------- ----------------------------- -------------------------------


Item 13.   Certain Relationships and Related Transactions

We occupy approximately 25,000 square feet at a facility located at 91 Cabot Court, Hauppauge, New York and use it as our executive offices and for the testing, storage, and shipping of our products. We consider the premises to be suitable for our needs at such location. The building is owned by a partnership comprised of certain of our principal stockholders. The lease term expires on January 31, 2006 and includes an option to extend for three additional years.

Rent relating to this facility is currently at the annual rate of approximately $432,000 per year and will increase to approximately $454,000 per year on February 1, 2004. The rent is payable in equal monthly installments and increases at a rate of 5% per year on February 1st of each year thereafter, including the option period. The premises are subject to two mortgages, which have been guaranteed by us, upon which the outstanding principal amount due as of September 30, 2003 was $745,567. We pay the taxes and operating costs of maintaining the premises.

On December 17, 1995 in connection with a re-negotiation of the lease term, the Company granted options to purchase 120,000 shares to a real estate partnership partially owned by the principal stockholder at an exercise price of $1.905 per share, which are exercisable through the lease term. The market price of the option equaled the exercise price at the date of the grant. The effect of imputing the fair value of the options granted was immaterial. The options were still outstanding as of September 30, 2003.

The Company had amounts payable to this related party for unpaid rent of $302,128 as of September 30, 2003 and 2002.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not Applicable.

                                    PART IV
                                    -------

Item 15. Exhibits, financial statement schedules, and Reports on Form 8-K

(a)(1)   Financial Statements

     The  following   consolidated  financial  statements  are  incorporated  by reference in Item 8 of this Annual Report on Form 10-K:

                                                                           Page
                                                                           ----

     Report of Independent Certified Public Accountants                    F-2
     Consolidated Balance Sheet as of September 30, 2003 and 2002          F-3
     Consolidated Statements of Operations
       for the years ended September 30, 2003, 2002 and 2001               F-4
     Consolidated Statements of Other Comprehensive Income (Loss)
       for the years ended September 30, 2003, 2002 and 2001               F-5
     Consolidated Statements of Stockholders' Equity for the years ended
       September 30, 2003, 2002 and 2001                                   F-6
     Consolidated  Statements  of Cash Flows for the years
       ended September 30, 2003, 2002 and 2001                             F-7
     Notes to Consolidated Financial Statements                            F-8
     Report of Independent Certified Public Accountants                    F-27

(a)(2)   Financial Statement Schedules

          Schedule II Valuation and Qualifying Accounts--Allowance for Doubtful Accounts
          Schedule II Valuation and Qualifying Accounts--Reserve for Obsolete and Slow Moving Inventory
          Schedule  II  Valuation  and  Qualifying  Accounts--Reserve  for Sales
          Returns

(a)(3)   Exhibits.

Exhibit
Number   Description of Exhibit

3.1  Certificate of Incorporation, as amended to date (1)
3.2  By-laws, as amended to date (2)
4.1  Form of Common Stock Certificate (1)
4.2  1994 Incentive Stock Option Plan (1)
4.3  1996 Non-Qualified Stock Option Plan
4.4  1998 Incentive Stock Option Plan
4.5  2000 Hauppauge Digital Inc. Performance and Equity Incentive Plan (3)
4.6  Hauppauge Digital Inc. Employee Stock Purchase Plan (4)
4.7  Stockholder Rights Plan (5)
4.8  2003 Hauppauge Digital Inc. Performance and Equity Incentive Plan (6)
10.1 Employment Agreement with Kenneth Plotkin
10.2 Lease dated February 7, 1990 between Ladokk Realty Company and Hauppauge Computer Works, Inc. (1)
10.2 (a) Modification made February 1, 1996 to lease dated February 7, 1990 between LADOKK Realty and Hauppauge

     Computer Works, Inc.
10.3 Long Island Development Corporation (""LIDC"") Mortgage Loan Agreements (1)
10.4 The Company's Guaranty of LIDC Loan Agreements (1)
10.5 Shawmut Mortgage Loan Agreements (1)
10.6 The Company's Guaranty of the Shawmut Mortgage Loan Agreements (1)
10.7 Employment Agreement with Dean Cirielli
10.8 Relocation Agreement with Dean Cirielli
14   Code of Ethics
21   Subsidiaries of the Company
23   Consent of BDO Seidman, LLP
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

1. Denotes document filed as an Exhibit to the Company's Registration Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.
2. Denotes document filed as an Exhibit to the Company's Form 8-K dated August 22, 2001 and incorporated herein by reference.
3. Denotes document filed as an Exhibit to the Company's Registration Statement on Form S-8 (No. 333-46906), and incorporated herein by reference.
4. Denotes document filed as an Exhibit to the Company's Registration Statement on Form S-8 (No. 333-46910), and incorporated herein by reference.
5. Denotes document filed as an Exhibit to the Company's Form 8-K dated July 20, 2001 and as an Exhibit to the Company's Registration Statement on Form 8-A12G and incorporated herein by reference.
6. Denotes document filed as an Exhibit to the Company's Registration Statement on Form S-8 (No. 333-109065), and incorporated herein by reference.

(b)  Reports on Form 8-K

The Company filed one Current Report on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2003 as follows:.

Date of Report:   August 18, 2003
Item Reported:    7,12

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                              Page(s)

Report of Independent  Certified Public Accountants                             F-2

Consolidated Balance Sheets as of September 30, 2003 and 2002                   F-3

Consolidated Statements of Operations
for the years ended September 30,  2003, 2002 and 2001                          F-4

Consolidated Statements of Other Comprehensive Income (Loss)
for the years ended September 30, 2003, 2002 and 2001                           F-5

Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2003, 2002 and 2001                                               F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 2003, 2002 and 2001                                               F-7

Notes to Consolidated Financial Statements                                      F-8 to F-28

Report of Independent Certified Public Accountants                              F-29

Schedule II Valuation and Qualifying Accounts-Allowance for Doubtful Accounts   F-30

Schedule II Valuation and Qualifying Accounts-Reserve for Obsolete
and Slow Moving Inventory                                                       F-31

Schedule II Valuation and Qualifying Accounts-Reserve for Sales  Returns        F-32

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York


We have audited the accompanying consolidated balance sheets of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of operations, other comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the management of Hauppauge Digital, Inc. and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.




/s/ BDO Seidman, LLP
-----------------------
   BDO Seidman, LLP

Melville, New York
December 4, 2003

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                              September  30,       September 30,
                                                                                   2003                   2002
                                                                         ---------------------------------------
                                 ASSETS
 Current Assets:
     Cash and cash equivalents                                                 $   5,838,160       $   4,964,522
     Accounts receivable, net of various allowances                                9,182,758           5,683,738
     Inventories                                                                   5,474,374           8,091,495
     Prepaid expenses and other current assets                                       546,328             416,734
                                                                         ---------------------------------------
        Total current assets                                                      21,041,620          19,156,489

     Property, plant and equipment, net                                              532,516             611,054
     Security deposits and other non current assets                                   76,216              78,616
                                                                         ---------------------------------------
                                                                               $  21,650,352       $  19,846,159
                                                                         =======================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY :

 Current Liabilities:
    Accounts payable                                                           $   7,452,867       $   6,105,588
    Accrued expenses                                                               2,539,678           1,442,475
    Income taxes payable                                                             189,122             331,484
                                                                         ---------------------------------------
        Total current liabilities                                                 10,181,667           7,879,547

 Stockholders' Equity
   Common stock $.01 par value; 25,000,000 shares authorized, 9,420,315
          and 9,392,164  issued, respectively                                         94,203              93,923
   Additional paid-in capital                                                     12,302,119          12,233,170
   Retained earnings                                                                  99,987             914,019
   Accumulated other comprehensive income                                            469,592             187,074
   Treasury Stock, at cost, 542,067  and 517,317 shares, respectively             (1,497,216)         (1,461,574)
                                                                         ---------------------------------------
        Total stockholders' equity                                                11,468,685          11,966,612
                                                                         ---------------------------------------
                                                                               $  21,650,352       $  19,846,159
                                                                         =======================================

See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             Years ended September 30,
                                                                                -----------------------------------------------
                                                                                           2003          2002           2001
                                                                                -----------------------------------------------

Net sales                                                                              $50,956,034   $42,796,726    $50,910,463
Cost of sales                                                                           38,715,103    31,661,073     42,056,859
                                                                                -----------------------------------------------
    Gross Profit                                                                        12,240,931    11,135,653      8,853,604

Selling, general and administrative expenses                                            10,896,111     9,069,045     10,282,474
Research & development expenses                                                          1,901,843     1,591,551      1,510,092
Write off of goodwill                                                                            -             -        701,919
Litigation settlement                                                                            -             -        212,500
                                                                                -----------------------------------------------
    (Loss) income from operations                                                         (557,023)      475,057     (3,853,381)

Other Income (expense):
  Interest income                                                                           15,858        34,781         42,137
  Interest expense                                                                               -             -        (30,833)
  Life insurance proceeds                                                                        -             -      2,000,000
  Foreign currency                                                                         (17,913)        4,750          6,740
  Non operational USD to Euro currency re-measurement                                       51,936       (98,066)       (15,863)
                                                                                -----------------------------------------------
 Total other (expense) income                                                               49,881       (58,535)     2,002,181
                                                                                -----------------------------------------------
     (Loss) income before taxes on income                                                 (507,142)      416,522     (1,851,200)
Income tax provision                                                                       306,890        69,000        749,497
                                                                                -----------------------------------------------
   (Loss) income before cumulative effect of a change in accounting principle             (814,032)      347,522     (2,600,697)
   Cumulative effect of a change in accounting principle                                         -             -        319,000
                                                                                -----------------------------------------------
      Net (loss) income                                                                  ($814,032)     $347,522    ($2,281,697)
                                                                                ===============================================

Net (loss) income per share-basic and diluted:
   (Loss) income before cumulative effect of a change in accounting principle               ($0.09)        $0.04         ($0.29)
   Cumulative effect of a change in accounting principle                                         -             -          $0.03
                                                                                -----------------------------------------------
Net  (loss) income per share-basic and diluted                                              ($0.09)        $0.04         ($0.26)
                                                                                ===============================================


See accompanying notes to consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)



                                                                            Years ended September 30,
                                                                            -------------------------

Other comprehensive income (loss):                                    2003                 2002         2001
                                                                      ----                 ----         ----

Net  (loss) income                                               $ (814,032)          $  347,522     $ (2,281,697)
Forward exchange contracts marked to market                        (425,510)             190,919                -
Foreign currency translation gain  (loss)                           708,028              263,359         (267,204)
                                                     --------------------------------------------------------------
Other  comprehensive (loss) income                               $ (531,514)          $  801,800     $ (2,548,901)
                                                     ==============================================================





See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                   Common Stock
                                                  ----------------
                                                                                               Accumulated
                                                   Number          Additional                   Other
                                                     Of              Paid-in    Retained     Comprehensive  Treasury
                                                   Shares   Amount   Capital    Earnings     Income (loss)   Stock        Total
                                                   ===============================================================================

BALANCE AT SEPTEMBER 30, 2000                      9,312,578 $93,126 $12,046,421 $2,848,194         -    $(1,334,064) $13,653,677


Net (loss) for the year ended September 30, 2001           -       -           - (2,281,697)        -              -  (2,281,697)
Purchase of treasury stock                                 -       -           -          -                  (37,498)    (37,498)
Exercise of Stock Options                             11,000     110      15,712          -         -              -      15,822
Foreign currency translation loss and change in fair
   value  of forward contracts                             -       -           -          -  (267,204)             -    (267,204)
Compensation in options for consulting services            -       -      38,004          -         -              -      38,004
Stock issued to pay bonuses                              800       8       1,755          -         -              -       1,763
Stock issued through Employee Stock Purchase plan     39,981     400      62,351          -         -              -      62,751
                                                   -------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2001                      9,364,359 $93,644 $12,164,243 $  566,497 $(267,204)  $(1,371,562) $11,185,618




Net income for the year ended September 30, 2002           -       -           -    347,522           -           -      347,522
Purchase of treasury stock                                 -       -           -          -           -     (90,012)     (90,012)
Foreign currency translation gain and change in fair
    value of forward contracts                             -       -           -          -     454,278           -      454,278
Compensation in options for consulting services            -       -      38,000          -           -           -       38,000
Stock issued through Employee Stock Purchase plan     27,805     279      30,927          -           -           -       31,206
                                                   ------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2002                      9,392,164 $93,923 $12,233,170 $  914,019    $187,074 $(1,461,574) $11,966,612

Net (loss) for the year ended September 30, 2003           -       -           -   (814,032)          -           -     (814,032)
Purchase of treasury stock                                 -       -           -          -           -     (35,642)     (35,642)
Exercise of Stock Options                              3,000      30       3,445          -           -           -        3,475
Foreign currency translation gain and change in fair
   value of forward contracts                              -       -           -          -     282,518           -      282,518
Compensation in options for consulting services            -       -      38,002          -           -           -       38,002
Stock issued through Employee Stock Purchase plan     25,151     250      27,502          -           -           -       27,752
                                                   ------------------------------------------------------------------------------

BALANCE AT SEPTEMBER  30, 2003                     9,420,315 $94,203 $12,302,119 $   99,987    $469,592 $(1,497,216)  $11,468,685
                                                   ==============================================================================

See accompanying notes to consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years ended September 30,

                                                                                2003                 2002               2001
                                                                       -------------------------------------------------------

Cash Flows From Operating Activities:
  Net (loss) income                                                         $ (814,032)           $ 347,522         $(2,281,697)
                                                                       ---------------------------------------------------------
   Adjustments to reconcile net (loss) income to net cash
    Provided by (used in) operating activities:
     Depreciation and amortization                                             274,784              318,801             400,438
     Goodwill write-down                                                             -                    -             701,919
     Provision for uncollectible accounts receivable                                 -               20,000              10,000
     Provision for inventory reserve                                                 -             (386,409)          1,862,776
     Deferred tax expense (benefit)                                                  -                    -           1,082,797
      Other non cash items                                                      40,402               44,212              39,768
  Changes in current assets and liabilities:
     Accounts receivable                                                    (3,542,502)            (504,866)          1,652,195
      Income taxes receivable                                                  326,000                    -             995,045
      Inventories                                                            2,617,121              466,481           2,255,632
      Prepaid expenses and other current assets                               (129,594)             101,531             (61,834)
      Accounts payable                                                       1,347,279              372,617          (4,748,743)
      Accrued expenses and income taxes                                        954,841              (91,592)            871,068
                                                                       ---------------------------------------------------------
        Total adjustments                                                    1,888,331              340,775           5,061,061
                                                                       ---------------------------------------------------------
   Net cash provided by operating activities                                 1,074,299              688,297           2,779,364
                                                                       ---------------------------------------------------------

Cash Flows From Investing Activities:
   Purchases of property, plant and equipment                                 (196,246)             (87,208)           (143,055)
                                                                       ---------------------------------------------------------
       Net cash used in investing activities                                  (196,246)             (87,208)           (143,055)
                                                                       ---------------------------------------------------------

Cash Flows From Financing Activities:
    Loan repayments                                                                  -                    -          (1,000,000)
    Proceeds from employee stock purchases                                      31,227               31,206              78,573
    Purchase of treasury stock                                                 (35,642)             (90,012)            (37,498)
                                                                       ---------------------------------------------------------
        Net cash (used in) financing activities                                 (4,415)             (58,806)           (958,925)
                                                                       ---------------------------------------------------------
        Net increase  in cash and cash equivalents                             873,638              542,283           1,677,384
Cash and cash equivalents, beginning of year                                 4,964,522            4,422,239           2,744,855
                                                                       ---------------------------------------------------------
Cash and cash equivalents, end of year                                    $  5,838,160         $  4,964,522        $  4,422,239
                                                                       =========================================================
Supplemental disclosures:

   Interest paid                                                          $          -         $          -        $     24,546
   Income taxes paid                                                      $     40,262         $     31,948        $      4,506
                                                                       =========================================================


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

Nature of Business

We engineer, develop, subcontract for manufacture, market and sell products for the personal computer ("PC") market and the Apple(R) Macintosh(R) market. We also offer products for the home entertainment market.

We have two primary product categories: analog TV products and digital TV products.

We offer several types of analog products. Our WinTV(R) analog TV receivers allow PC users to watch television on their PC screen in a resizable window, and also enable recording of TV shows to a hard disk. Our WinTV(R)-PVR TV personal video recorder products include hardware MPEG encoders, which improve the performance of TV recording and add instant replay and program pause functions, plus also enable the `burning' of TV recordings onto DVD or CD media. Our Eskape(TM) Labs products allow users of Apple(R)Macintosh(R) computers to watch television on their computer screen.

We offer three types of digital TV receivers. Our WinTV(R) digital receivers can receive digital TV transmissions and display the digital TV show in a re-sizeable window on a user's PC screen. Our Digital Entertainment Center products ("DEC") allow users to receive digital TV broadcasts and display the digital TV on either a TV set or a PC screen. Our MediaMVP(TM) product was designed to allow PC users to play digital media such as digital music, digital pictures and digital videos on a TV set via a home network.

We sell our products through computer and electronic retailers, computer products distributors and original equipment manufacturers ("OEMs").

Product segment and Geographic Information

The Company sells its product through a worldwide network of distributors and retailers. Net sales to international and domestic customers were approximately 68% and 32%, 73% and 27%, and 77% and 23% of total sales for the years ended September 30, 2003, 2002 and 2001, respectively. It maintains sales offices in both Europe and Asia.

Net sales to customers by geographic location consist of:

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  Years ended September 30,

  Sales to:                 2003             2002            2001
  ---------                 ----             ----            ----

   United States             32%              27%             23%
   Germany                   30%              37%             41%
   United Kingdom            15%              14%             12%
   France                     8%               8%              6%
   Asia                       1%               2%              7%
   Italy                      2%               2%              2%
   Netherlands                3%               2%              1%
   Other Countries            9%               8%              8%
                            ---              ---             ---
        Total               100%             100%            100%


Product Segment and Geographic Information

We offer several types of analog products. Our WinTV(R) analog TV receivers allow PC users to watch television on their PC screen in a resizable window, and also enable recording of TV shows to a hard disk. Our WinTV(R)-PVR TV personal video recorder products include hardware MPEG encoders, which improve the performance of TV recording and add instant replay and program pause functions, plus also enable the `burning' of TV recordings onto DVD or CD media. Our Eskape(TM) Labs products allow users of Apple(R)Macintosh(R) computers to watch television on their computer screen.

We offer three types of digital TV receivers. Our WinTV(R) digital receivers can receive digital TV transmissions and display the digital TV show in a re-sizeable window on a user's PC screen. Our Digital Entertainment Center products ("DEC") allow users to receive digital TV broadcasts and display the digital TV on either a TV set or a PC screen. Our MediaMVP(TM) product was designed to allow PC users to play digital media such as digital music, digital pictures and digital videos on a TV set via a home network.

Our products are either sold, or can be sold, by the same retailers and distributors in our marketing channel. We also sell product directly to OEM customers. The Company evaluates its product lines under the functional categories of analog and digital products. Sales by functional category are as follows:

                                  Twelve months ended September 30,

                                   2003          2002          2001
                                   ----          ----          ----
Product line sales
------------------
Analog sales                   $38,219,898   $34,526,717   $43,483,587
Digital sales                   12,736,136     8,270,009     7,426,876
                                ----------     ---------     ---------
                               $50,956,034   $42,796,726   $50,910,463
                               ===========   ===========   ===========

Net long lived assets located in the United States, Europe and Asia locations were approximately 70%, 26% and 4% of total net long lived assets, respectively, at September 30, 2003, and 73%, 22% and 5%, respectively, at September 30, 2002.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times such cash in banks are in excess of the FDIC insurance limit. Concentration of credit risk with respect to accounts receivable exists because the Company operates in one industry (also see Note 8). Although the Company operates in one industry segment, it does not believe that it has a material concentration of credit risk either from an individual counter party or a group of counter parties, due to the large and diverse user group for its products. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible amounts.


Shipping and Handling Costs

The Company records all shipping and handling charges in Cost of Sales.

Revenue Recognition

We sell through a sales channel which consist of retailers, OEMS and distributors. Our prices are fixed consistently over the entire sales channel. The majority of our customers are granted open payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

The Company requires the customer to submit a purchase order to the Company. The price of the product and payment terms are fixed per the terms of the purchase order. Upon shipment of the order to the customer, the title to the goods is passed to the customer. The customer is legally obligated to pay for the order within the payment terms stated on the customer's purchase order. The obligation to insure the boards and the cost of any pilferage while in the customer's possession is the responsibility of the customer. The products we sell are analog or digital computer boards that are stocked on the shelves of retailers, and are subject to the normal consumer traffic that retail stores attract. Aside from normal store promotions such as advertisements in the store's circular, the Company has no further obligation to assist in the resale of the products.

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

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warranty Policy

The Company warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial retail purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company or its authorized repair agent. The Company accrues anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. The Company's repair rate of product under warranty has been minimal and the warranty reserve has not been material.

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

Long-Lived Assets

Long-lived assets, such as property and equipment and goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. (See
Note 11)

Research and Development

Expenditures for research and development are charged to expense as incurred.

Foreign Currency Translations  and Transactions

The Company's Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company's European subsidiaries are determined using Euros as the functional currency. Certain assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Euro-denominated income statement accounts that pertain to sales are translated at the average monthly forward exchange contract rate. Currencies other than Euros (primarily Great British Pound) and Euro accounts other than sales are translated at the average prevailing exchange rate during the year. Translation adjustments arising from the translation to U.S. dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders' equity. Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


as a component of other income. During the years ended September 30, 2003 and 2002, the Company recorded on the balance sheet translation gains of $708,028 and $215,142, respectively, under other comprehensive income (loss) in stockholders' equity section.

Derivatives and Hedging Activities

Due to extensive sales to European customers with payment made to us in local currencies (primarily the Euro and Great British Pound) , the Company uses derivatives to reduce its exposure to fluctuations in foreign currencies. Derivative products, such as foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying forecasted sales transactions with customers. The Company's accounting policies for these instruments are based on its designation of such instruments as cash flow hedging transactions. The Company does not use derivative instruments for purposes other than hedging. All open derivative contracts are recorded on the balance sheet under accounts receivable at fair value. Prior to July 1, 2002, the Company did not qualify for cash hedge accounting under FAS 133, therefore material gains or losses were recorded through operations.

The Company recognizes gains and losses on closed derivative contracts as an adjustment to net sales.

Derivatives and Hedging Activities

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

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, receivables and accounts payable, approximate fair value as of September 30, 2003 and 2002 because of the relatively short term maturity of these instruments.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net income (loss) per share

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of Common Stock outstanding for the period. Diluted net income (loss) per share reflect, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings (loss) per share follows:


                                                          Years ended September 30,
                                                       2003        2002       2001
                                                       ----        ----       ----

  Weighted average common stock outstanding-basic    8,867,309   8,887,107  8,910,117
  Common stock equivalents-stock options                     -     115,043          -
                                                     ---------   ---------  ---------
   Weighted average shares outstanding-diluted       8,867,309   9,002,150  8,910,117
                                                     =========   =========  =========

Options to purchase 1,896,101, 825,322 and 1,827,326 shares of Common Stock at prices ranging $1.05 to $10.06, $2.07 to $10.06 and 1.05 to $10.06, respectively, were outstanding as of September 30, 2003, 2002 and 2001, but were not included in the computation of diluted net income (loss) per share of Common Stock because they were anti-dilutive.

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


Stock Based Compensation

SFAS Statement 123 "Accounting for Stock Based Compensation," ("SFAS 123") requires the Company to provide pro forma information regarding net income or
(loss) and net income or (loss) per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS123. The fair value for these options was estimated at the date of grant using a

Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001: risk free interest rates of 3.25%, 3.25% and 4.25%, volatility factor of the expected market price of the Company's stock of 40%, 40% and 40% and expected lives of either five or ten years. The weighted average fair value ranges of options granted in 2003, 2002 and 2001 were $0.43 to $1.22, $0.42 and $0.57 to $1.72, respectively.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                    Years ended September 30,
                                                                                  -------------------------
                                                                               2003          2002           2001
                                                                               ----          ----           ----

Net (loss) income as reported                                             $(814,032)       $ 347,522    $(2,281,697)
   Deduct:  Total stock-based employee compensation expense
     Determined under fair value method, net of related taxes ...           (99,154)         (79,461)      (288,196)
                                                                          ---------        ---------     ----------
Pro forma net income (loss)......................................         $(913,186)       $(268,061)    (2,569,893)
                                                                          =========        =========     ==========
Net income per share - as reported:
Basic and diluted................................................         $   (0.09)       $    0.04    $     (0.26)
                                                                          =========        =========    ===========
Net income per  share - pro forma:
Basic and diluted................................................         $   (0.10)       $    0.03    $     (0.29)
                                                                          =========        =========    ===========


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

In January 2003, the FASB issued Interpretation No.46, Consolidation of Variable Interest Entities. Interpretation No. 46 requires companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first reporting period ending after December 15, 2003. The application of the guidance could result in the consolidation of a variable interest entity. The only potential variable interest entity with which the Company is associated is the real estate partnership owned by certain of the Company's principal shareholders, as disclosed in Note 9. The Company is evaluating whether the partnership is a variable interest entity, whether the Company is the primary beneficiary and, if so, the impact of this interpretation on financial position and results of operations.


2. Accounts receivable

Receivables consist of:

     o    Trade receivables from sales to customers
     o Receivables pertaining to component parts purchased from us by our contract manufacturer, which are excluded from sales
     o General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by our Singapore and Ireland locations

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     o    Allowances, consisting of sales and bad debt
     o    Income tax receivables
     o    Other minor non trade receivables

Attached below is a listing by category of our accounts receivable as of September 30, 2003 and 2002.

                                                           As September 30,
                                                         2003           2002
                                                         ----           ----

Trade receivables                                    $ 7,435,539    $ 6,027,048
Receivable from contract manufacturers                 4,134,456      1,345,584
GST and VAT taxes receivables                            289,700        659,667
Income tax receivables                                   175,000        501,000
Allowances                                            (2,887,184)    (2,887,184)
Other                                                     35,247         37,623
                                                     -----------    -----------
                                                     $ 9,182,758    $ 5,683,738
                                                     ===========    ===========

3.  Inventories

Inventories consist of the following:

                                                          September 30,
                                                    2003              2002
                                                    ----              ----
  Component Parts                                $1,446,670        $2,842,460
  Work in Process                                     -                42,616
  Finished  Goods                                 4,027,704         5,206,419
                                                  ---------         ---------
                                                 $5,474,374        $8,091,495
                                                 ==========        ==========


In recognition of the sales decline experienced in during fiscal 2001, which primarily occurred in the third and fourth quarters of fiscal 2001, slower sales of older product lines and engineering changes to products during the latter part of fiscal 2001, the Company reviewed the net realizable value of its inventory. The Company deemed it necessary to increase its reserve for obsolete and slow moving inventory. An additional reserve of approximately $1,863,000 was recognized during the fourth quarter of fiscal 2001 and charged to cost of sales. During fiscal 2002, the Company recorded a net reduction to cost and sales of $386,000 for adjustments to inventory allowances.


4. Property, Plant and Equipment

The following is a summary of property, plant and equipment:

                                                           September 30,
                                                       2003            2002
                                                       ----            ----
  Office Equipment and Machinery                    $2,095,268      $1,885,094
  Leasehold Improvements                                77,916          76,622
                                                    ----------      ----------
                                                     2,173,184       1,961,716
  Less: Accumulated depreciation and amortization    1,640,668       1,350,662
                                                    ----------      ----------
                                                    $  532,516     $   611,054
                                                    ==========     ===========

Depreciation expense totaled $ 274,784, $ 302,401 and $ 294,234 for the total years ended September 30, 2003, 2002 and 2001, respectively.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Income Taxes

The Company's income tax provision consists of the following:

                                                                     Years ended September 30,
                                                                 2003          2002           2001
                                                                 ----          ----           ----
  Current tax expense (benefit):
     Federal income tax (benefit)                              $     -        $     -     $ (439,985)
     State income taxes  (benefit)                                   -              -        (61,015)
     Foreign income taxes                                       108,465        69,000        167,700
     Adjustment of prior year estimated income taxes            198,425             -              -
                                                                -------       -------     ----------
           Total current                                        306,890        69,000       (333,300)
                                                                -------       -------     ----------
  Deferred tax expense (benefit)
       Federal                                                        -             -        969,103
       State                                                          -             -        113,694
                                                               --------       -------     ----------
             Total deferred                                           -             -      1,082,797
                                                               --------       -------     ----------
          Total taxes on income                                $306,890       $69,000     $  749,497
                                                               ========       =======     ==========


Components of deferred taxes are as follows:

                                                  Years ended September 30,
                                                     2003            2002
                                                     ----            ----
   Deferred tax assets:
    Net operating loss carry forwards           $2,554,807       $ 1,498,761
    Tax credit carry forward                       407,971           407,971
    Inventory allowances                         1,061,750         1,038,333
    Warranty reserve                                 9,158             9,158
    Allowance for doubtful accounts                 76,853            76,853
    Deferred rent payments                           5,344            24,344
    Capitalized inventory costs                     16,130            92,130
    Sales return reserve                           289,826           289,826
    Goodwill amortization                          239,926           258,496
    Other allowances                                (1,637)          (16,839)
                                                ----------       -----------
  Total deferred assets                          4,660,128         3,679,033
  Valuation allowance                           (4,660,128)       (3,679,033)
                                                ----------       -----------
  Net deferred assets                                    -                 -
                                                ==========       ===========

As of September 30, 2003, the Company had $125,295 of restricted net operating losses, (which expire in the years through 2010) and $6,597,885 of unrestricted net operating losses (which expire between 2010 and 2022) available to offset future taxable income. As of September 30, 2003, the Company has an income tax receivable for $175,000, relating to the anticipated refund of taxes paid for fiscal 1999. In addition, as of September 30, 2003, the Company has a tax credit carry forward for research and development expenses totaling $407,000.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the last four fiscal years, the Company's domestic operation has incurred losses. On September 30, 2000, the Company's domestic operation had a deferred tax benefit of $1,267,997. The Company analyzed the future realization of the deferred tax asset during the fourth quarter of fiscal 2001 and it concluded that under the present circumstances, it would be appropriate for the Company to record a valuation allowance against the deferred tax asset and reduce certain income tax liabilities. The net result was a charge to the Company's tax provision for approximately $1,082,000. Due to the domestic losses incurred for the last four fiscal years , as of September 30, 2003, the Company has recorded a valuation allowance of $4,660,138 against the deferred tax asset.

5. Income Taxes

The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the Federal statutory income tax rate of 34% to the income before income tax is attributable to the following:

                                                                            Years ended September 30,
                                                                   2003                 2002              2001
                                                                   ----                 ----              ----
  Income tax  (benefit) at federal statutory rate               $(886,322)         $(1,040,729)       $ (629,408)
  Increase  in deferred income tax valuation  allowance           981,095            1,175,298         3,122,292
  Change in estimate of prior year income taxes                   198,425                    -          (300,000)
  Permanent differences-life insurance                              3,400                  884          (680,000)
  Permanent differences-other                                       5,100                3,400            11,590
  Income taxed at lower than statutory rates                            -                    -          (822,579)
  State income taxes, (benefit)  net of federal benefit          (104,273)            (108,481)          (34,768)
  Foreign income taxes                                            108,465               69,000           167,700
  Other                                                             1,000              (30,372)          (85,330)
                                                                ---------          -----------        ----------
         Taxes  on income                                       $ 306,890          $    69,000        $  749,497
                                                                =========          ===========        ==========

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

During the fiscal year ended September 30,2003, the Company adjusted the prior year provision for estimated income tax receivable and income tax payable, based in part upon the completion of a tax examination. The net result was a change of $198,425.

For the years ended September 30, 2003, 2002 and 2001 the Company's domestic operation incurred a pretax loss of $2,606,829, $2,623,414 and $3,951,550 respectively, and the Company's international operations had pretax net income of $2,099,687, $3,039,936 and $2,419,350, respectively.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Line of Credit

On April 5, 2001, the Company extended its agreement with Chase Manhattan Bank, to provide it with a $6,500,000 credit facility. The facility was secured by our assets, and expired in fiscal 2002. It is the intention of the Company to procure a new credit facility on terms acceptable to the Company. However, there can be no assurance that we will secure a replacement line of credit at competitive terms, or secure a credit line at all.

7. Stockholders' Equity

a. Treasury Stock

On November 8, 1996, the Company approved a stock repurchase program. The program, as amended, authorizes the Company to repurchase up to 850,000 shares of its own Common Stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of September 30, 2003 and 2002, 542,067 and 517,317 treasury shares with an accumulated cost of $1,497,216 and $1,461,574 and average prices of $2.76 and $2.84 were held by the Company as treasury shares.

b. Stock Compensation Plans

In August 1994, the Company adopted an Incentive Stock Option Plan ("ISO"), as defined in section 422(A) of the Internal Revenue Code. Pursuant to the ISO, up to 400,000 options may be granted for up to ten years with exercise prices at the fair market value of the Common Stock at the date of the grant, subject to adjustment as provided in the plan. As of September 30, 2003, 2002 and 2001, 118,500, 118,500 and 151,000 options were outstanding, respectively, ranging in prices from $1.35 to $2.55.

On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company's stockholders on March 5, 1996. The 1996 Non-Qualified Plan authorizes the grant of 500,000 shares of Common Stock, subject to adjustment as provided in the plan. The plan terminates on March 5, 2006. This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code. There are various tax benefits which could accrue to the Company upon exercise of non-qualified stock options that may not be available to the Company upon exercise of qualified incentive stock options. The purpose of the plan is to provide the Company greater flexibility in rewarding key employees, consultants, and other entities without burdening the Company's cash resources. As of September 30, 2003, 2002 and 2001, 346,479, 235,404 and 328,804
options ranging in prices from $1.08 to $10 were outstanding under the 1996 Non-Qualified Plan.

On December 17, 1997 the Company's Board of Directors adopted and authorized a new incentive stock option plan ("1997 ISO") pursuant to section 422A of the Internal Revenue Code. This plan was approved by the Company's stockholders at its March 12, 1998 annual stockholders' meeting. The 1997 ISO plan as adopted authorizes the grant of up to 700,000 shares of Common Stock, subject to adjustment as provided in the plan. This plan terminates on December 16, 2007. The options terms may not exceed ten years. Options cannot be granted at less than 100% of the market value at the time of grant. Options granted to employees who own more than 10% of the Company's outstanding common stock cannot be granted at less than 110% of the market value at the time of grant. As of September 30, 2003, 2002 and 2001, 634,122, 545,822 and 603,822 options were outstanding with exercise prices from $1.08 to $ 10.06.

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

The 2000 plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options. Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company's combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors, or a committee thereof, and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000.

As of September 30, 2003,  2002 and 2001,  497,000,  243,100 and 263,700  shares have been issued from this plan ranging in prices from $1.05 to $ 5.78.

The Company's Board of Directors on May 16, 2003 adopted the 2003 Performance and Equity Incentive Plan (the "2003 Plan"). This plan was approved by the stockholders at its September 22, 2003 annual stockholders' meeting. The purpose of the 2003 Plan is to provide equity ownership opportunities and performance based incentives to attract and retain the services of key employees, Directors and non-employee consultants of the Company and to motivate such individuals to put forth maximum efforts on behalf of the Company.

The 2003 Plan as adopted reserves up to 500,000 shares of Common Stock to be issued pursuant to stock options grants or other awards, subject to adjustment for any merger, reorganization, consolidation, recapitalization, stock dividend, stock split or any other changes on corporate structure affecting the common stock. All of the Common Stock which may be awarded under the 2003 Plan may be subject to delivery through Incentive Stock Option Plans. The 2003 Plan will be administered by the Board of Directors or a Committee thereof composed of two or more members who are non-employee Directors (the "Committee"). Grants of awards under the 2003 Plan to non-employee Directors require the approval of the Board of Directors.

The Board or the Committee may amend, suspend or discontinue the 2003 Plan or any portion thereof at any time, but no amendment, suspension or discontinuation shall be made which would impair the right of any holder without the holder's consent. Subject to the foregoing, the Board or the Committee has the authority to amend the 2003 Plan to take into account changes in law and tax and accounting rules, as well as other developments. The Board or the Committee may institute loan programs to assist participants in financing the exercise of options through full recourse interest bearing notes not to exceed the cash consideration plus all applicable taxes in connection with the acquisition of shares.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options. Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company's combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000. As of September 30, 2003, no stock options have been granted under the 2003 Plan.

The Board or the Committee may grant options with a reload feature. A reload feature shall only apply when the option price is paid by delivery of Common Stock held by the optionee for at least 12 months. The agreement for options containing the reload feature shall provide that the option holder shall receive, contemporaneously with the payment of the option price in Common Stock, a reload stock option to purchase the number of Common Stock equal to the number of Common Stock used to exercise the option, and, to the extent authorized by the Board or the Committee, the number of Common Stock used to satisfy any tax withholding requirement incident to the underlying Stock Option. The exercise price of the reload options shall be equal to the fair market value of the Common Stock on the date of grant of the reload option and each reload option shall be fully exercisable six months from the effective date of the grant of such reload option. The term of the reload option shall be equal to the remaining term of the option which gave rise to the reload option. No additional reload options shall be granted to optionees when Stock Options are exercised following the termination of the optionee's employment. Subject to the foregoing, the terms of the 2003 Plan applicable to the option shall be equally applicable to the reload option.

Stock Appreciation Rights may be granted in conjunction with all or part of any stock option granted under the 2003 Plan or independent of a stock option grant. Stock Appreciation Rights shall be subject to such terms and conditions as shall be determined by the Board or the Committee. Upon the exercise of a Stock Appreciation Right, a holder shall be entitled to receive an amount in cash, Common Stock, or both, equal in value to the excess of the fair market value over the option exercise price per Common Stock

Shares of Restricted Stock may also be issued either alone or in addition to other amounts granted under the 2003 Plan. The Board or the Committee shall determine the officers, key employees and non-employee consultants to whom and the time or times at which grants of Restricted Stock will be made, the number of shares to be awarded, the time or times within which such awards may be subject to forfeiture and any other terms and conditions of the award.

Long term performance awards (or "Award) may be awarded either alone or in addition to other awards granted under the 2003 Plan. The Board or the Committee shall determine the nature, length, and starting date of the performance period which shall generally be at least two years. The maximum award for any individual with respect to any one year of any applicable performance period shall be 100,000 Common Stock.

Upon a Change in Control as defined in the 2003 Plan, but only to the extent determined by the Board or the Committee, stock options, stock appreciation rights and Long term performance awards (the "Award") will vest, provided that no award granted to an employee of the Company shall vest or be exercisable unless the employee's employment is terminated within 24 months from the date of the Change in Control, (as defined in

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the 2003 Plan) unless the employee is terminated for Cause, as defined in the 2003 Plan or if the employee resigns his employment without Good Reason, as defined in the 2003 Plan. Otherwise, the Award shall not vest and be exercisable upon a Change in Control, unless otherwise determined. The employee shall have 30 days from after his employment is terminated due to a Change in Control to exercise all unexercised Awards. However, in the event of the death or disability of the employee, all unexercised Awards must be exercised within twelve (12) months after the death or disability of the employee.

The Company's Board of Directors on May 9, 2000 adopted the Employee Stock Purchase Plan. This plan was approved by the stockholders at its July 18, 2000 annual stockholders' meeting. This plan is intended to provide the Company's full-time employees an opportunity to purchase an ownership interest in the Company through the purchase of Common Stock. The Company has reserved 100,000 Common Stock for issuance under the plan. This plan is to be administered by the Board of Directors. Employees who have completed six months of employment and who work more than 20 hours per week for more than five months in the year are eligible to participate in the plan. The employee may elect to payroll deductions up to 10% per pay period. The purchase price shall either be the lower of 85% of the closing price on the offering commencement date or the offering termination date. No employee will be granted an option to purchase Common Stock if such employee would own shares or holds options to purchase shares which would cause the employee to own more than 5% of the combined voting power of all classes of stock. Non-employees are not eligible to participate. This plan terminates on December 31, 2003. The maximum number of shares that may be issued in any quarterly offering is 10,000, plus unissued shares from prior offerings whether offered or not. At our September 6, 2002 stockholders' meeting, our stockholders' approved an increase in shares reserved under this plan to 180,000, and extended the plan termination date to December 31, 2004. As of September 30, 2003 and 2002, 97,937 and 67,786 Common Stock were purchased under this plan.


A summary of the status of the Company's fixed options plans as of September 30, 2003, 2002 and 2001 and changes during the years ending those dates is presented below:


                                                                       Weighted                  Weighted
                                                                        Average                   Average
                                                                       Exercise      Non         Exercise
                                                            ISO          Price     Qualified       Price
                                                            ---          -----     ---------       -----

  Balance at September 30, 2000                           848,922        $3.40       641,304       $2.71
                    Granted                               194,500         1.38        47,500        3.99
                    Exercised                             (11,000)        1.43             -           -
                    Forfeited                             (13,900)        4.73             -           -
                                                        ---------         ----      --------       -----
  Balance at September 30, 2001                         1,018,522        $3.02       688,804       $2.80
                    Granted                               123,000         1.36             -           -
                    Exercised                                   -            -             -           -
                    Forfeited                            (142,100)        3.21      (273,400)       1.81
                                                        ---------         ----      --------       -----
  Balance at September 30, 2002                           999,422        $2.79       415,404       $3.45
                    Granted                               272,600         1.08       111,075        2.50
                    Exercised                              (3,000)        1.16             -           -
                    Forfeited                             (19,400)        1.22             -        1.81
                                                        ---------         ----       -------       -----
  Balance at September 30, 2003                         1,249,622        $2.45       526,479       $3.25
                                                        =========        =====       =======       =====
  Options exercisable  at September 30, 2003              715,976        $2.82       421,675       $2.40
                                                        =========        =====      ========       =====

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at September 30, 2003:

Options Outstanding
      Range of                     Weighted Average      Weighted        Options Exercisable       Weighted
      Exercise          Number        Remaining           Average               Number             Average
      Prices         Outstanding   Contractual Life    Exercise Price        Exercisable        Exercise Price
      ------         -----------   ----------------    --------------    -------------------    --------------

      $ 1.35            44,204          0.2 years          $ 1.35               42,204             $ 1.35
        1.50            30,000          2.4                  1.50               30,000               1.50
        1.58           180,000          2.3                  1.58              180,000               1.58
        1.47             1,600          0.6                  1.47                1,600               1.47
        1.87            33,200          0.2                  1.87               33,200               1.87
        2.07             9,000          0.5                  2.07                9,000               2.07
        2.54            90,000          0.2                  2.54               90,000               2.55
        2.32            60,000          4.3                  2.32               60,000               2.32
        2.25           124,500          0.2                  2.25              122,500               2.25
        3.87            10,000          0.3                  3.87               10,000               3.87
       10.00            50,000          0.8                 10.00               40,000              10.00
        3.94           250,322          0.5                  3.94              166,322               3.94
        2.82            60,000          0.2                  2.82               60,000               2.82
        8.75            20,000          0.7                  8.75               16,000               8.75
       10.06            10,000          1.3                 10.06                6,000              10.06
        5.25            59,400          1.8                  5.25               43,740               5.25
        5.78            34,600          1.8                  5.78               20,760               5.78
        3.99            47,500          2.1                  3.99               44,166               3.99
        1.38           167,100          3.3                  1.38               64,324               1.38
        1.05            50,000          4.6                  1.05               12,500               1.05
        1.81            71,000          3.0                  1.81                8,500               1.81
        3.05            80,000          4.7                  3.05               20,000               3.05
        1.08           293,675          5.0                  1.08               56,835               1.08
                     ---------                                               ---------
                     1,776,101                                               1,137,651
                     =========                                               =========

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

8.  Significant Customer Information

For the years ended September 30, 2003 and 2002 the Company had no single customer who accounted for more than 10% of net sales. As of September 30, 2003 and 2002, the Company had fourteen customers who accounted for 74% and 79% , respectively of the net accounts receivable.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Related  Party Transactions

The Company rents its principal office and warehouse space in Hauppauge, New York from a real estate partnership owned by certain of the Company's principal stockholders. The lease term expires on January 31, 2006 and includes an option to extend for three additional years. The lease provides for rent increases of 5% per year. Rent is currently at the annual rate of $431,454 and will increase to $453,027 annually as of February 1, 2004. On December 17, 1995 in connection with a re-negotiation of the lease term, the Company granted options to purchase 120,000 shares to a real estate partnership partially owned by the principal stockholder at an exercise price of $1.905 per share, which are exercisable through the lease term. The market price of the option equaled the exercise price at the date of the grant. The effect of imputing the fair value of the options granted was immaterial. The options were still outstanding as of September 30, 2003.

The Company had amounts payable to this related party for unpaid rent of $302,128 as of September 30, 2003 and 2002.

The indebtedness partially incurred by the principal stockholder to purchase the building is also guaranteed by the Company and totaled $745,567 at September 30, 2003.

Minimum annual lease payments to related parties and third parties are as follows:

Year September 30,
------------------

2004                     679,272
2005                     673,673
2006                     239,803
                         -------
  Total               $1,592,748
                      ==========

Rent expense to related parties and third parties totaled approximately $622,000, $619,000 and $623,000 for the years ended September 30, 2003, 2002 and
2001 respectively. The Company pays the real estate taxes and it is responsible for normal building maintenance.

10.  Commitments  and Contingencies

a.  Litigation

In the normal course of business, the Company is party to various claims and/or litigation. Management and its legal counsel believe that the settlement of all such claims and or/litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

We are presently involved in arbitration proceedings before the American Arbitration Association, which had been brought against the Company by the estate of the late Mr. Kenneth Aupperle ("Estate"). The Estate is claiming property rights and interest in the Company, certain amounts due and owing to the Estate based on various corporate agreements with Mr. Aupperle and certain insurance policies, such amount to be no less than $2,500,000. Based on the information presented to us, management believes that the claim and the basis for proceeding with arbitrating such claim is without merit and will vigorously defend it. However, due to the uncertainties inherent in litigation, we are unable to predict the ultimate outcome.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



b.  Employment Contract

As of January 10, 1998, after the expiration of a prior employment agreement with the Company, Kenneth Plotkin entered into an employment agreement (the "1998 Employment Agreement") with the Company to serve in certain offices of the Company. The 1998 Employment Agreement provided for a three-year term, which term automatically renews from year to year thereafter unless otherwise terminated by the Board of Directors or the executive. The 1998 Employment Agreement provided for an annual base salary of $125,000 during the first year, $150,000 during the second year, and $180,000 during the third year. For each Annual Period (as defined in the 1998 Employment Agreement) thereafter, the 1998 Employment Agreement provides that compensation shall be as mutually determined between the Company and the executive, but not less than that for the preceding Annual Period. In addition, the 1998 Employment Agreement provides for a bonus to be paid as follows: an amount equal to 2% of the Company's earnings, excluding earnings that are not from operations and before reduction for interest and income taxes ("EBIT"), for each fiscal year starting with the year ended September 30, 1998, provided that the Company's EBIT for the applicable fiscal year exceeds 120% of the prior fiscal year's EBIT, and if not, then 1% of the Company's EBIT. The determination of EBIT shall be made in accordance with the Company's audited filings with the Securities and Exchange Commission on its Form 10-KSB or Form 10-K. Pursuant to the 1998 Employment Agreement, on January 21, 1998, incentive stock options to acquire a total of 90,000 Common Shares each were granted to Mr. Plotkin, exercisable, beginning on January 21, 1999, in increments of 33 1/3% per year at $2.544 per share. Each increment of these options expires five (5) years after it first becomes exercisable. Also on January 21, 1998, pursuant to the 1998 Employment Agreement, non-qualified options to acquire a total of 60,000 Common Shares each were granted to Mr. Plotkin, exercisable immediately for a period of ten (10) years. These options expire as of January 20, 2008. Options granted under the 1998 Incentive Stock Option Plan shall become immediately vested and exercisable in the event of a Change in Control (as defined in the 1998 Incentive Stock Option Plan). The 1998 Employment Agreement further provides for disability benefits, the obligation of the Company to pay the premiums on a term life insurance policy or policies in the amount of $500,000 on the life of Mr. Plotkin owned by Mr. Plotkin or his spouse, or a trust for his respective benefit or for the benefit of his family, a car allowance of $500 per month, reasonable reimbursement for automobile expenses, and medical insurance as is standard for executives of the Company. The 1998 Employment Agreement further provides that the Company may apply for and own life insurance on the life of Mr. Plotkin for the benefit of the Company, in such amounts as the Board of Directors of the Company may from time to time determine. As set forth in the 1998 Employment Agreement, the Company shall pay the premiums as they become due on any such insurance policies, and all dividends and any cash value and proceeds on such insurance policies shall belong to the Company. In the event of a termination of employment associated with a Change in Control of the Company (as defined in the 1998 Employment Agreements), a one-time bonus shall be paid to the executive equal to three times the amount of the executive's average annual compensation (including salary, bonus and benefits, paid or accrued) received by him for the thirty-six month period preceding the date of the Change of Control.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 1, 2002, Dean Cirielli entered into an Employment Agreement with the Company (the "Cirielli Employment Agreement"). The Cirielli Employment Agreement provides for a two-year term, unless terminated earlier by either Mr. Cirielli or the Company. The Cirielli Employment Agreement provides that Mr. Cirielli shall be paid an annual salary of $175,000 for the first year of the Cirielli Employment Agreement, with annual performance evaluations and upward adjustments as determined by the Compensation Committee of the Board of Directors, based on his performance. In addition, the Cirielli Employment Agreement provides that he shall also receive a yearly bonus totaling one percent of the operating income of the Company, provided that earnings are at least 120% of the prior fiscal year's earnings. Pursuant to the Cirielli Employment Agreement, Mr. Cirielli was granted an option to purchase 50,000 shares of Common Stock of the Company, on May 1, 2002 at an exercise price of $1.81 per share (for the purposes of the Company's 2000 Performance and Equity Incentive Plan, the fair market value of the Company's Common Stock as May 1, 2002) was $1.81 per share. Such options are exercisable to the extent of 12,500 shares on each of May 1, 2003, 2004, 2005 and 2006, with each installment being exercisable over a ten year period commencing on the date of grant of the options; and that such options are not intended to qualify as incentive stock options, as defined in section 422 of the Internal Revenue Code, as amended. All outstanding options as of the date such Change in Control (as defined in the Company's 2000 Performance and Equity Incentive Plan) shall become fully exercisable and vested, unless the terms of the award provide otherwise. Pursuant to the Cirielli Employment Agreement, the Company and Mr. Cirielli entered into a Relocation Package Agreement providing for, amongst other things, a relocation reimbursement of no more than $100,000. Such relocation reimbursement shall be paid as follows:

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

     (iii)25% of the Relocation Costs or $25,000 (whichever is the lower) on the second anniversary of the Relocation Date.


c.  Forward Exchange Contracts

Due to extensive sales to European customers denominated in local currencies (primarily the Euro and Great British Pound), the Company is a net receiver of currencies other than the U.S. dollar and as such, benefit from a weak dollar and are adversely affected by a strong dollar relative to the major worldwide currencies, especially the Euro and Great British Pound. Consequently, changes in exchange rates expose the Company to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar. The Company attempts to reduce these risks by entering into foreign exchange forward contracts with financial institutions to protect against currency exchange risks.

As of September 30, 2003, the Company has foreign currency forward contracts outstanding of $3,560,000 against delivery of the Euro. The contracts expire through December, 2003.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2003 and 2002, the Company recorded approximately $1,395,200 and $408,000 as a decrease to net sales related to the changes in the fair value of the Company's derivative contracts.

11.   Business Acquisition

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


In connection with the acquisition the Company had recorded goodwill of approximately $810,000. Due to changing conditions that occurred during the second half of fiscal 2001, such as declining sales, lost market share and the market changes caused by the introduction of a new Macintosh operating system, the following events and circumstances indicated to the Company that its goodwill asset has been impaired and is not likely to be recovered:

     o The Eskape(TM) Labs division was not profitable during fiscal 2001 and did not contribute, nor is to expected to contribute, any positive cash flow stream
     o    The asset value was greater than the estimated future cash flows
     o Eskape(TM) Labs division did not fulfill its internal sales forecast for fiscal 2001
     o At the time of the acquisition, the Company hired approximately 10 of the EsKape(TM) Labs' employees, including three from senior management. Only four employees remain.
     o Certain Eskape(TM) Labs products have been deemed by management as slow moving products

In recognition of the above events, the Company recognized an impairment loss during the fourth quarter of fiscal 2001 for the entire remaining goodwill balance of $701,919.

The Company recorded the impairment loss as a component of income (loss) from operations for fiscal 2001.

12. Life Insurance Proceeds

On January 29, 2001 the Company's President unexpectedly passed away. Pursuant to key man life insurance policies the Company had on its President, it collected life insurance proceeds in the aggregate of $2 million from these policies, $1 million of which was recorded in the quarter ended June 30, 2001, while the other $1 million was recorded during the quarter ended September 30, 2001. The proceeds were reported on the Company's statement of operations in "Other income (expense)" under the caption "Life insurance proceeds".

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Quarterly Information (Unaudited)

The following presents certain unaudited quarterly financial data:

                                                  (In thousands, except per share data)
                                                              Quarters ended
                                       December 31,      March 31,        June 30,     September 30,
                                          2002            2003             2003            2003
                                          ----            ----             ----            ----

Net Sales                               $15,520          $13,919         $10,011          $11,506
Gross Profit                              3,920            3,369           2,254            2,696
Operating income (loss)                     721              197            (872)            (604)
Net income (loss)                           656              261            (855)            (876)
Net income (loss) per share:
      Basic and diluted                 $   .07          $   .03         $( 0.10)         $  (.09)
                                        =======          =======         =======          =======

Quarterly Information (Unaudited)

                                                   (In thousands, except per share data)
                                                               Quarters ended
                                       December 31,      March 31,        June 30,     September 30,
                                          2001             2002             2002            2002
                                          ----             ----             ----            ----

Net Sales                               $12,062          $10,748         $10,113           $9,872
Gross Profit                              2,919            2,824           2,669            2,724
Operating income (loss)                     393              165              74             (157)
Net income (loss)                           284              217              26             (179)
Net income (loss) per share:
      Basic and diluted                 $   .03          $   .02         $  0.00           $ (.01)
                                        =======          =======         =======           ======


Since the Company sells primarily to the consumer market, it has experienced certain revenue trends. The sales of the Company's products, which are primarily sold through distributors and retailers, have historically been stronger during the Company's first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. In addition, the Company's international sales, mostly in the European market, were 68%, 73% and 77% of sales for the years ended September 30, 2003, 2002 and 2001, respectively. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

During the 4th quarter of the fiscal year ended September 30, 2001, the Company recorded the following adjustments:

     o Due to the decline in sales during the third and fourth quarters of the current fiscal year, the Company deemed it necessary to increase its reserve for obsolete and slow moving inventory. An additional reserve of approximately $1,863,000 was recognized during the fourth fiscal quarter of fiscal 2001 and charged to cost of sales (see Note
          2)
     o The Company analyzed the future realization of the deferred tax asset during the fourth quarter of fiscal 2001 as a result of the operating losses incurred in the third and fourth quarters of 2001, and it concluded that under the present circumstances, it would be appropriate for the Company to record a valuation allowance against the deferred tax asset and reduce certain income tax liabilities. The net result was a charge to the Company's tax provision for $1,082,000 (see Note 4)

     o Due to changing conditions that occurred during the second half of fiscal 2001, such as declining sales, lost market share and the market changes caused by the introduction of a new Macintosh operating system, the Company deemed it necessary to write off approximately $701,000 of goodwill related to its June 2000 acquisition of Eskape Labs (see Note 10)

During the 4th quarter of the fiscal year ended September 30, 2003, the Company recorded the following adjustments:

     o During the fiscal year ended September 30,2003, the Company adjusted the prior year provision for estimated income tax receivable and income tax payable, based in part upon the completion of a tax examination. The net result was a change of $198,425.

               Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York

     The audits referred to in our report dated December 4, 2003, relating to the consolidated financial statements of Hauppauge Digital, Inc. and Subsidiaries included the audits of the financial statement schedules for each of the three years in the period ended September 30, 2003. These financial statement schedules are the responsibility of management. Our responsibility is to express an opinion on these schedules based on our audits.

     In our opinion, such financial statement schedules presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP
----------------------------
   BDO Seidman, LLP

Melville, New York
December 4, 2003

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS





Allowance for Doubtful Accounts
-------------------------------

                                     Balance at         Charged to Costs Charged to Other               Bad  Debt     Balance at
Description                          Beginning of Year    and Expenses      Accounts      Deductions(1) Recoveries(2) End of Year
-----------                          -----------------  ---------------- ---------------- ------------- ------------- ----------

YEAR ENDED SEPTEMBER 30, 2003
 Reserve and allowances deducted from
 asset accounts
   Allowance for doubtful accounts       $202,244               -               -              -              -       $202,244

YEAR ENDED SEPTEMBER 30, 2002
 Reserve and allowances deducted from
 asset accounts
   Allowance for doubtful accounts       $182,244           $ 20,000            -              -              -       $202,244

YEAR ENDED SEPTEMBER 30, 2001
 Reserve and allowances deducted from
 asset accounts
   Allowance for doubtful accounts       $165,000           $ 10,000            -          $77,187         $84,431    $182,244


(1) Doubtful accounts written off net of collections
(2) Recovery of accounts previously written off


                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS



Reserve for Obsolete and Slow Moving Inventory
----------------------------------------------

                                                        Balance at  Charged to Costs Charged to Other                 Balance at
Description                                      Beginning of Year    And Expenses       Accounts      Disposals (1)  End of Year
-----------                                      -----------------   ---------------- ----------------  -------------  -----------

YEAR ENDED SEPTEMBER 30, 2003
 Reserve and allowances deducted from asset accounts
   Reserve for obsolete and slow moving inventory       $2,732,445     $  593,442           -           ($531,809)     $2,794,078


YEAR ENDED SEPTEMBER 30, 2002
 Reserve and allowances deducted from asset accounts
   Reserve for obsolete and slow moving inventory       $3,300,000     $  386,409           -           ($181,146)     $2,732,445


YEAR ENDED SEPTEMBER 30, 2001
 Reserve and allowances deducted from asset accounts
   Reserve for obsolete and slow moving inventory       $1,509,325     $1,862,786           -            ($72,111)     $3,300,000


(1) Obsolete inventory disposed of

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS



Reserve for sales returns
-------------------------

                                                     Balance at   Charged to Costs  Charged to Other                  Balance at
Description                                  Beginning of Year     and Expenses      Accounts        Adjustments(1)  End of Year
-----------                                  -----------------     ------------      --------        --------------  -----------

YEAR ENDED SEPTEMBER 30, 2003
 Sales reserve deducted from sales and
receivables account
      Reserve for sales returns                  $2,684,940         $    -                -            $   -          $2,684,940


YEAR ENDED SEPTEMBER 30, 2002
 Sales reserve deducted from sales and
 receivables account
      Reserve for sales returns                  $2,684,940         $    -                -            $   -          $2,684,940


YEAR ENDED SEPTEMBER 30, 2001
 Sales reserve deducted from sales and
      Reserve for sales returns                  $3,984,940         $    -                -            $1,300,000     $2,684,940

(1) Sales reserve adjusted per historical evaluation

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                HAUPPAUGE DIGITAL INC.

                By:/s/ Kenneth Plotkin                Date: December 22, 2003
                   --------------------------
                    KENNETH PLOTKIN
                    Chief Executive Officer, Chairman of the Board,
                    Vice President of Marketing (Principal Executive Officer)


                By:/s/ Gerald Tucciarone              Date: December 22, 2003
                   --------------------------
                   GERALD TUCCIARONE
                   Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                By:/s/ Kenneth Plotkin                Date: December 22, 2003
                   ---------------------------
                   KENNETH PLOTKIN
                   Chief Executive Officer, Chairman of the Board,
                   Vice President of Marketing (Principal Executive Officer) and Director


                By:/s/ Gerald Tucciarone              Date: December 22, 2003
                   ---------------------------
                   GERALD TUCCIARONE
                   Treasurer and Chief Financial Officer


                By:/s/ Seymour  G.  Siegel            Date: December 22, 2003
                   ---------------------------
                   SEYMOUR G. SIEGEL
                   Director


                By:/s/ Steven J. Kuperschmid          Date: December 22, 2003
                   ---------------------------
                   STEVEN J. KUPERSCHMID
                   Director


                By:/s/ Bernard Herman                 Date: December 22, 2003
                   ---------------------------
                   BERNARD HERMAN
                   Director

                By:/s/ Robert S. Nadel                Date: December 22, 2003
                   ---------------------------
                   ROBERT S. NADEL
                   Director


                By:/s/ Neal  Page                     Date: December 22, 2003
                   ---------------------------
                   NEAL PAGE
                   Director


                By:/s/ Christopher G.  Payan          Date: December 22, 2003
                   ---------------------------
                   CHRISTOPHER  G. PAYAN
                   Director