Form 10-Q
period 2003-12-31
HAUPPAUGE DIGITAL INC
filed 2004-02-17
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2003
                                -----------------

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

                                 (631) 434-1600
                                 --------------
              (Registrant's telephone number, including area code )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X     No
                                        ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                    Yes        No  X
                                       ---        ---

As of January 30, 2004, 8,881,682 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    ----------------------------------------

                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION
-----------------------------

                                                                                                       Page No.
                                                                                                       --------
Item 1.Financial Statements
Condensed Consolidated Balance Sheets-
  December 31, 2003 (unaudited) and September 30, 2003 (audited)                                           3


Condensed Consolidated Statements of Income-
  Three Months ended December 31, 2003 (unaudited) and 2002 (unaudited)                                    4

Condensed Consolidated Statements of Other Comprehensive Income -
  Three Months ended December 31, 2003 (unaudited) and 2002 (unaudited)                                    5

Condensed Consolidated Statements of Cash Flow-
  Three Months ended December 31, 2003 (unaudited) and 2002 (unaudited)                                    6

Notes to Condensed Consolidated Financial Statements                                                    7-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations          12-19

Item 3. Quantitative and Qualitative Disclosures about Market Risks                                       20

Item  4. Controls and Procedures                                                                       20-21

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                                                21

Item 5.  Other information                                                                                21

Item 6.  Exhibits and Reports on form 8-K                                                                 22

SIGNATURES                                                                                                23

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements



                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                                December 31,         September 30,
                                                                                   2003                  2003
                                                                               (Unaudited)
                                                                               -------------------------------------
Assets:

 Current Assets:
     Cash and cash equivalents                                                     $   5,203,858    $  5,838,160
     Receivables, net of various allowances                                           13,799,977       9,182,758
     Inventories                                                                       9,949,148       5,474,374
     Prepaid expenses and other current assets                                           699,383         546,328
                                                                                -------------------------------------
                Total current assets                                                  29,652,366      21,041,620

     Property, plant and equipment, net                                                  492,203         532,516
     Security deposits and other non current assets                                       76,216          76,216
                                                                                -------------------------------------
                                                                                   $  30,220,785    $ 21,650,352
                                                                                =====================================


 Liabilities and Stockholders' Equity:

 Current Liabilities:
    Accounts payable                                                               $  13,019,337    $  7,452,867
    Accrued expenses                                                                   3,506,988       2,539,678
    Income taxes payable                                                                 161,997         189,122
                                                                                -------------------------------------
              Total current liabilities                                               16,688,322      10,181,667

 Stockholders' Equity
    Common stock $.01 par value; 25,000,000 shares authorized, 9,423,749
          and 9,420,315 issued, respectively                                              94,237           94,203
    Additional paid-in capital                                                        12,318,573       12,302,119
    Retained earnings                                                                  1,092,847           99,987
    Accumulated other comprehensive income                                             1,524,022          469,592
    Treasury Stock, at cost, 542,067 shares                                           (1,497,216)      (1,497,216)
                                                                                -------------------------------------
             Total stockholders' equity                                               13,532,463       11,468,685
                                                                                -------------------------------------
                                                                                   $  30,220,785     $ 21,650,352
                                                                                =====================================

See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                               Three months ended December 31,
                                               ---------------------------------
                                                       2003            2002
                                               ---------------------------------

Net Sales                                           $18,230,298     $15,520,486
Cost of Sales                                        13,648,675      11,599,524
                                               ---------------------------------
    Gross Profit                                      4,581,623       3,920,962

Selling, General and Administrative Expenses          3,120,616       2,706,302
Research & Development Expenses                         410,274         493,073
                                               ---------------------------------
    Income from operations                            1,050,733         721,587

Other Income (expense):
  Interest income                                         1,739           5,971
  Foreign currency                                      (11,333)        (44,603)
                                               ---------------------------------
Other income (expense)                                   (9,594)        (38,632)
                                               ---------------------------------
    Income before taxes on income                     1,041,139         682,955
Tax  provision                                           48,279          26,483
                                               ---------------------------------
      Net income                                       $992,860        $656,472
                                               =================================

Net income  per share:
    Basic and Diluted                                     $0.11           $0.07
                                               =================================

See accompanying notes to condensed consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                              Three months ended December 31,
                                              -------------------------------
                                                 2003                 2002
                                                 ----                 ----
Net income                                    $ 992,860          $  656,472
Forward exchange contracts marked to market     204,461            (518,974)
Foreign currency translation gain               849,969             150,728
                                              ----------------------------------

Other  comprehensive income                   $ 2,047,290        $  288,226
                                              ==================================





See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                       Three  months ended December 31,
                                                                              2003              2002
                                                                    -------------------------------------

  Net income                                                                $992,860            $656,472
                                                                    -------------------------------------
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                            60,309             248,067
     Other non cash items                                                     10,079               6,334
  Changes in current assets and liabilities:
      Accounts receivable                                                 (3,562,789)         (3,420,021)
      Inventories                                                         (4,474,774)         (2,999,976)
      Prepaid expenses and other current assets                             (153,055)           (176,019)
      Accounts payable and other current liabilities                       6,506,655           6,274,254
                                                                    -------------------------------------
       Total adjustments                                                  (1,613,575)           (242,313)
                                                                    -------------------------------------
   Net cash (used in) provided by operating activities                      (620,715)            414,159
                                                                    -------------------------------------

Cash Flows From Investing Activities:
    Purchases of property, plant and equipment                               (20,574)            (51,370)
                                                                    -------------------------------------
       Net cash used in investing activities                                 (20,574)            (51,370)
                                                                    -------------------------------------

Cash Flows From Financing Activities:
    Proceeds from employee stock purchases                                     6,987               6,108
    Purchase of treasury stock                                                     -             (35,642)
                                                                    -------------------------------------
       Net cash provided by (used in) financing activities                     6,987             (29,534)
                                                                    -------------------------------------
       Net (decrease) increase in cash and cash equivalents                 (634,302)            333,255

Cash and cash equivalents, beginning of period                             5,838,160           4,964,522
                                                                    -------------------------------------
Cash and cash equivalents, end of period                               $   5,203,858       $   5,297,777
                                                                    =====================================

Supplemental disclosures:
   Income taxes paid                                                     $    67,802        $      4,945
                                                                    =====================================

See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of  Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month period ended December 31, 2003 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2003 Form 10-K.

The operating results for the three month period ended December 31, 2003 are not necessarily indicative of the results to be expected for the September 30, 2004 year end.

Note 2. Receivables

Accounts and other receivables consisted of the following as of December 31, 2003:

                                             December 31,          September 30,
                                               2003                    2003
                                           --------------        ---------------
Trade receivables                          $  10,858,832           $ 7,435,539
Receivable from contract manufacturers         5,517,599             4,134,456
GST and VAT taxes receivables                    407,353               289,700
Allowances and reserves                       (3,232,184)           (2,887,184)
Income tax receivable                            175,000               175,000
Other                                             73,377                35,247
                                           --------------        ---------------
                                           $  13,799,977           $ 9,182,758
                                           ==============        ===============

Note 3. Derivative Financial Instruments

Product is invoiced to our European customers in local currencies and payments from our customers are received in local currencies (primarily the Euro and Great British Pound). On the supply side, since we predominantly deal with North American and Asian suppliers, approximately 70% of our inventory supporting our Euro and Great British Pound sales are purchased and paid in U.S. Dollars. Consequently, changes in exchange rates expose our U.S. denominated inventory on the books of our European subsidiary to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. Dollar. We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions. The purpose of these forward contracts is to hedge the foreign currency market exposures underlying the forecasted U.S. Dollar denominated inventory purchases required to support our European sales.

As of December 31, 2003, we had foreign currency contracts outstanding of approximately $851,600 against the delivery of the Euro. The contracts expire through January 2004. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". The Company recorded a deferred gain of $204,461 for the three months ended December 31, 2003. As of December
31, 2003, a deferred loss of $30,130, reflecting the cumulative mark to market loss of our derivatives, was recorded as a component of accumulated other comprehensive income on the balance sheet.

For the three months December 31, 2003, we recorded a decrease in sales of $805,553 and $549,600, respectively, related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4. Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:


                                 December 31,          September 30,
                                    2003                   2003
                                    ----                   ----

     Component Parts             $3,907,231             $1,446,670
     Finished Goods               6,041,917              4,027,670
                                  ---------              ---------
                                 $9,949,148             $5,474,374
                                  =========              =========

Note 5. Net Income Per Share

Basic net income per share includes no dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share reflects, in the periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted net income per share is as follows:

                                                                          Three Months Ended
                                                                              December 31,
                                                                          2003           2002
                                                                          ----           ----
 Weighted average shares outstanding-basic                              8,880,651      8,858,431
 Number of shares issued on the assumed exercise of stock options         489,430         19,750
 Weighted average shares outstanding-diluted                            9,370,081      8,878,181
                                                                        =========      =========

Options to purchase 485,337 and 1,462,826 shares of common stock at prices ranging $2.81 to $ 10.06 and $1.35 and $10.06, respectively, were outstanding for the three month periods ending December 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 6. Accumulated other comprehensive income

The Euro is the functional currency of the Company's European subsidiary, Hauppauge Digital Europe Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the spot exchange rate in effect at end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of translating accounts at the spot, historical and average exchange rates results in foreign currency translation gains or losses. These translation gains or losses are recorded on the balance sheet under accumulated other comprehensive income.

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

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

As of December 31, 2003, appearing in the equity section under "Accumulated other comprehensive income" was a deferred gain of $1,524,022, which consisted of a deferred translation gain of $1,554,152 and a deferred loss of $30,130 due to the mark to market losses on the difference between the value of our open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

The Company's Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

Note 7. Revenue Recognition

We sell through a sales channel which consist of retailers , distributors and original equipment manufacturers (OEM's). Our prices are fixed consistently over the entire sales channel. The majority of our customers are granted open payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

The Company requires the customer to submit a purchase order to the Company. The price of the product and payment terms are fixed per the terms of the purchase order. Upon shipment of the order to the customer, the title to the goods is passed to the customer. The customer is legally obligated to pay for the order within the payment terms stated on the customer's purchase order. The obligation to insure the products and the cost of any pilferage while in the customer's possession is the responsibility of the customer. Our retail products are typically stocked on the shelves of retailers, and is subject to the normal consumer traffic that retail stores attract. Aside from normal store promotions such as end-caps and advertisements in the store's circular, the Company has no further obligation to assist in the resale of the product.

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

Note  8.  Product segment and Geographic Information

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

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8. Product segment and Geographic Information-continued

We sell our products through computer and electronic retailers, computer products distributors and original equipment manufacturers ("OEMs"). Sales by functional category are as follows:

                                Three months ended December 31,
                                -------------------------------
                                    2003               2002
                                ------------      ------------
Product line sales
------------------
Analog sales                    $ 14,429,228      $ 11,246,167
Digital sales                      3,801,070         4,274,319
                                ------------      ------------
                                $ 18,230,298      $ 15,520,486
                                ============      ============

The Company sells its products through an international network of distributors and retailers. European sales accounted for 75% and 70% of sales for the three moths ended December 31, 2003 and 2002. Sales percent by geographic region are as follows:

                                      Three months ended, December 31,
                                      --------------------------------
Sales percent by geographic region          2003           2002
----------------------------------          ----           ----

United States                                24%            29%
Europe                                       75%            70%
Asia                                          1%             1%
                                             --             --
    Total                                   100%           100%
                                            ====           ====

Note 9. Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded so long as the quoted market price of the stock at the date of the grant is equal to the exercise price.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation", ("FAS 123"). The weighted average fair value of options granted during the three months ended December 31, 2003 and December, 31 2002 was $0.43 and $0.42, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the three months ended December 31, 2003 and December 31, 2002: risk-free interest rates of 3.25%, volatility factor of the expected market price of the Company's Common Stock of 40%, assumed dividend yield of 0%, and a weighted-average expected life of the option of 5 years.

Under the accounting provisions of FAS 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



                                                                          December 31,     December 31,
                                                                              2003            2002
                                                                         ---------------- --------------
Net income  as reported..........................................          $ 992,860        $ 656,472
-----------------------

   Deduct:  Total stock-based employee compensation expense
     determined under fair value method, net of related taxes ...            (24,788)         (19,865)
                                                                           ----------       ----------
Pro forma net income.............................................          $ 968,072        $ 636,607
--------------------                                                       ==========       ==========

Net income per share - as reported:

Basic and diluted................................................          $    0.11        $    0.07
                                                                           ==========       ==========
Net income per share - pro forma:

Basic............................................................          $    0.11        $    0.07
                                                                           ==========       =========
Diluted..........................................................          $    0.10        $    0.07
                                                                           ==========       =========

Note 10. Arrangements with Off-Balance Sheet Risk - Guarantees

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. FIN 45 has the general effect of delaying recognition for a portion of the revenue for product sales that are accompanied by certain third-party guarantees. The financial statement recognition provisions became effective prospectively beginning January 1, 2003. The Company has not entered into any new guarantees, nor have they ammended their existing guarantee since the effective date.

We occupy a facility located in Hauppauge, New York and use it as our executive offices and for the testing, storage, and shipping of our products. The building is owned by a partnership comprised of certain of our principal stockholders' and is leased to us under a lease agreement expiring on January 31, 2006, which may be extended, at our option, for an additional three years. The premises are subject to two mortgages which have been guaranteed by us upon which the outstanding principal amount due as of December 31, 2003 was $733,031. The two mortgages guaranteed expire on Janauary 31, 2010, at which time the related gurantees expire.




Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Three Month Period ended December 31, 2003 Compared to December 31, 2002
------------------------------------------------------------------------

Results of operations for the three months ended December 31, 2003 compared to December 31, 2002 are as follows:

                                                             Three          Three
                                                            Months          Months
                                                             Ended          Ended     Variance        Percentage of sales
                                                          12/31/03          12/31/02   $             2003    2002     Variance
                                                          --------        ----------   -             ----    ----     --------

Net Sales                                             $18,230,298   $ 15,520,486  $ 2,709,812       100.0%  100.0%         0
Cost of sales                                          13,648,675     11,599,524    2,049,151       74.87%  74.74%      0.13%
                                                       -----------    -----------   ----------     ------  ------      -----
Gross Profit                                            4,581,623      3,920,962      660,661       25.13%  25.26%     -0.13%
Gross Profit %                                              25.13%         25.26%       -0.13%

Costs:
Sales & Marketing                                       2,125,709      1,863,012      262,697     11.66%  12.00%     -0.34%
Technical Support                                         108,455         98,360       10,095      0.60%   0.63%     -0.03%
General   & Administrative                                886,452        744,930      141,522      4.86%   4.80%      0.06%
                                                          --------       --------     --------     -----   -----      -----
Total Selling, General and Administrative costs         3,120,616      2,706,302      414,314     17.12%  17.43%     -0.31%
Research & Development                                    410,274        493,073      (82,799)     2.25%   3.18%     -0.93%
                                                          --------       --------     --------    -----   -----      ------
Total Costs                                             3,530,890      3,199,375      331,515     19.37%  20.61%     -1.24%
                                                        ----------     ----------     --------    ------  ------     ------
Net operating income                                    1,050,733        721,587      329,146      5.76%   4.65%      1.11%

Other income (expense)
----------------------
Interest income                                             1,739          5,971       (4,232)      0.01%   0.04%     -0.03%
Foreign currency                                          (11,333)       (44,503)      33,270      -0.06%  -0.29%      0.23%
                                                          -------        -------       ------      -----   -----      -----
  Total other income (expense)                            ( 9,594)       (38,632)      29,038      -0.05%  -0.25%      0.20%
                                                          -------        -------       ------      -----   -----      -----
Income before taxes                                     1,041,139        682,955      358,184       5.71%   4.40%      1.31%
Taxes on income                                            48,279         26,483       21,796       0.26%   0.17%      0.09%
                                                        ---------        -------      -------      -----   -----      -----
Net income                                             $  992,860     $  656,472   $  336,388       5.45%   4.23%      1.22%
                                                       ===========    ==========   ==========      =====   =====      =====



Net sales for the three months  ended  December  31, 2003  increased  $2,709,812 compared to the three months ended December 31, 2002 as shown on the table below.

                                                   Increase
                                                  (decrease)       Increase       Percentage of sales by
              Three Months     Three  Months        Dollar        (decrease)         Geographic region
Location      ended 12/31/03   ended 12/31/02      Variance       Variance %         2003        2002
--------      --------------   --------------   --------------    ----------         ----        ----

Domestic       $ 4,352,730      $  4,480,128    $    (127,398)        (3)%            24%         29%
Europe          13,626,714        10,854,699         2,772,015         26%            75%         70%
Asia               250,854           185,659            65,195         35%             1%          1%
              -------------    --------------   --------------    ----------        ------      -----
  Total       $ 18,230,298      $ 15,520,486    $   2,709,812          17%           100%        100%
              ===============  ==============   ==============    ==========        =======     =====


The primary factors contributing the sales increase were:

o    Increased sales of OEM PVR-250 for media center products
o    Introduction of Media MVP product in October 2003
o Stronger demand for retail PVR-250 products due to exposure generated from sales of media center systems
o    Increased DVB sales
o Increase PVR-USB sales due to introduction of lower cost model during fiscal 2003
o    Increased USB sales due to direct sales of a particular OEM product
o Increase in our average Euro to USD contract rate of approximately 17.5% for the three months ended December 31, 2003 over the same three months of last year , which yielded higher converted Euro to USD sales

Results of  operations-three  month period ended  December 31, 2003  compared to
--------------------------------------------------------------------------------
December 31,2002-continued
--------------------------

Net sales to domestic customers were 24% of net sales for the three months ended December 31, 2003 compared to 29% for the three months ended December 31, 2002. Net sales to European customers were 75% of net sales compared to 70% for the same period of last year. Net sales to Asian customers were 1% for both periods.


Gross profit increased $660,661 for the three months ended December 31, 2003 compared to the prior year's first quarter.


The increases and (decreases) in the gross profit are detailed below:

                                                          Increase
                                                         (decrease)
                                                         ----------
Due to increased   sales                                  $845,245
Higher  margins due to product mix                         878,328
Increased sales mix of lower margin OEM sales             (606,372)
Due to increases in labor related and other costs         (456,540)
                                                          ---------
      Total  increase in gross profit                     $660,661
                                                          =========

Gross profit percentage for the three months ended December 31, 2003 was 25.13% compared to 25.26% for the three months ended December 31, 2002, a decrease of 0.13%.

The increases and (decreases) in the gross profit percent are detailed below:


                                                                        Increase
                                                                      (decrease)
                                                                      ----------

Higher  gross profit percent due to product mix of non-OEM products      4.81%
Increased sales mix of lower margin OEM sales                           (3.32)%
Labor related and other costs                                           (1.62)%
                                                                        -------
Net  increase in gross profit %                                         (0.13)%
                                                                        =======

The increase in gross profit percent of 4.81% for non-OEM products was primarily due to:

o    Cost reductions attained during fiscal 2003
o    Cost reduced versions of the PVR-250 and PVR-USB  introduced  during fiscal
     2003
o Increase in our average Euro to USD contract rates, used to convert Euro sales to U.S. dollar sales, of approximately 17.5% for the three months ended December 31, 2003 over the same month three month period of last year. Since approximately 75% of our European inventory is purchased in U.S. dollars while most of the European sales are invoiced in Euros or Great British Pounds, the Company benefited from the higher converted Euro to U.S. dollar sales which are sold against U.S dollar denominated inventory
o Sales of lower margin DEC boards declined as a percentage of sales from last year

Sales of our OEM PVR-250 boards for the three months ended December 31, 2003 were $2,753,250 and 15.10% of sales compared to $520,131 and 3.35% of sales for the three months ended December 31, 2002. OEM sales require less sales and marketing support, but also sell at a lower gross profit percentage than our retail products. Our OEM sales had a gross profit percentage of 9.55% for the three months ended December 31, 2003. The increased product mix of OEM sales over the month and three month period ending December 31, 2002 caused a reduction of our gross profit percentage of 3.32%. for the three months ended December 31, 2003.

The decrease in the gross margin percent of for the three months ending December 31, 2003 of 1.62% attributable to labor related and other costs was due to the percentage increase in labor related and other costs of 49.61% exceeding the percentage increase in sales of 17.46%.

Results of  operations-three  month period ended  December 31, 2003  compared to
--------------------------------------------------------------------------------
December 31,2002-continued
--------------------------


The  chart  below   illustrates   the   components   of  Selling,   General  and
Administrative costs:

                                     Three months ended December  31,
                                     --------------------------------
                                              Dollar Costs                                          Percentage of Sales
                                     -------------------------------------------------------------------------------------
                                                                              Increase                               Increase
                                          2003             2002              (Decrease)        2003      2002      (Decrease)
                                          ----             ----              ----------        ----      ----      ----------

Sales and Marketing                   $2,125,709       $ 1,863,012         $  262,697          11.66%     12.00%       -0.34%
Technical  Support                       108,455            98,360             10,095           0.60%      0.63%       -0.03%
General and Administrative               886,452           744,930            141,522           4.86%      4.80%        0.06%
                                      ----------       -----------         ----------          -----      ------       ------
     Total                            $3,120,616       $ 2,706,302         $  414,314          17.12%     17.43%       -0.31%
     -----                            ==========       ===========         ==========          =====      ======       ======

Selling, General and Administrative expenses increased $414,314 from the prior year's first quarter. As a percentage of sales, Selling, General and Administrative expenses decreased by 0.31% when compared to the three months ended December 31, 2002.

The increase in Sales and Marketing expense of $262,697, which accounted for approximately 63% of the total increase in Selling, General and Administrative expenses, was mainly due to:

     o Higher advertising costs of $14,697 due to higher sales based co-operative advertising, higher customer rebate realization and increased special promotions
     o Higher advertising costs of $86,692 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
     o Increased commission expense of $22,172 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
     o Increased European sales office costs of $81,140 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
     o    Increased  third  party  European  merchandising  program of $69,349
     o    Increased UK in store promotions of $70,326
     o Lower sales office expenses of $96,967 due to personnel shift and stricter budget controls


The increase in General and Administrative expenses of $141,522 was primarily due to:

     o    Higher legal and legal related costs of $41,495
     o    Directors fees of $29,750
     o    Banking fees, credit card fees and cash discounts of $21,602
     o    European accounting service fees $17,482
     o Increment to account receivables reserves of $25,000 in reflection of higher sales

Research and Development expenses decreased $82,799 . The decrease was mainly due to lower compensation costs attributable to less staff and less third party software development services used in the first quarter of fiscal 2004.

Other income (expense)

Net other expense for the three months ended December 31, 2003 was $9,594 compared to net other expense of $38,632 for the three months ended December 31, 2002 as detailed below:


                                                 Three months ended December 31,
                                                 -------------------------------
                                                      2003               2002
                                                      ----               ----

  Interest income                                  $  1,739          $   5,971
  Foreign currency transaction gains (losses)       (11,333)           (44,903)
                                                  ----------         ----------
  Total other income  (expense)                    $ (9,594)         $ (38,932)
                                                  ==========         ==========

Results of  operations-three  month period ended  December 31, 2003  compared to
--------------------------------------------------------------------------------
December 31,2002-continued
--------------------------

Re-measurement of accounts denominated in currencies other than the Euro

We follow the rules prescribed in paragraph 16 of SFAS 52 "Foreign Currency Translation", which states that accounts denominated in a currency other than an entities functional currency, excluding inter-company accounts which are long term in nature, need to be re-measured into the entities functional currency, and any gain or loss from this re-measurement are included in the determination of net income.

Since the functional currency of Hauppauge Digital Europe Sarl ("HDE Sarl") is the Euro, any asset, liability or equity accounts which are invested in or purchased using U.S. Dollars or Great British Pounds by HDE Sarl are revalued into Euros at the end of each period. The gains or losses on HDE Sarl's books resulting from the revaluation of U.S. Dollar and Great British Pound accounts into Euros are booked in the Company's profit and loss statement in the other income (loss) section under the description foreign currency transaction gains (losses).

Accumulated other comprehensive income (loss)

The Euro is the functional currency of the Company's European subsidiary, HDE Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro denominated accounts on HDE Sarl's books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. The Company had a translation gain of $704,183 recorded on the balance sheet as of September 30, 2003. For the three months ended December 31 2003, the Company recorded on the balance sheet deferred translation gains $849,969 resulting in a translation gain of $1,554,152 recorded as a component of accumulated other comprehensive income as of December 31, 2003.

The  Company  uses  forward  exchange   contracts  to  reduce  our  exposure  to
fluctuations in foreign currencies. Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate. The Company qualifies for cash flow hedge accounting as prescribed under SFAS 133, which allows the Company to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income. The Company had mark to market losses of $234,591 recorded on the balance sheet as of September 30, 2003. For the three months ended December 31, 2003, the Company recorded, as component of other comprehensive income, a mark to market gain of $204,461, resulting in a mark to market loss of $30,130 for contracts open as of December 31, 2003.

As stated above, accumulated other comprehensive income (loss) consists of two components:
o Translations gains and losses
o FAS 133 mark to market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):

                                                   Balance       October to        Balance
                                                    as of       December 2003       As of
                                                September 30,     Gains          December 31,
Accumulated other comprehensive income              2003          (loss)            2002
--------------------------------------              ----          ------            ----

Translation  gains                              $  704,183      $  849,969      $ 1,554,152
FAS 133 mark to market adjustments                (234,591)        204,461          (30,130)
                                               -----------      ----------      ------------
                                                $  469,592      $1,054,430      $ 1,524,022
                                               ===========      ==========      ============

Results of  operations-three  month period ended  December 31, 2003  compared to
--------------------------------------------------------------------------------
December 31,2002-continued
--------------------------

Tax provision

Our net tax provision for the three months ended December 31, 2003 and 2002 is as follows:

                                                 Three months ended December 31,
                                                 -------------------------------
                                                     2003              2002
                                                    ------            ------
Tax (benefit) attributable to U.S operations     $ (73,300)           $(63,700)
Tax  expense  European operations                   40,779              26,483
State taxes                                          7,500               7,000
Deferred tax asset valuation allowance              73,300              56,700
                                                 ----------           ---------
Net tax provision                                $  48,279            $ 26,483
                                                 ==========           =========


For the last four fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of December 31, 2003 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the loss incurred in the first quarter of fiscal 2004 from domestic operations.

As a result of all of the above items mentioned in the Management's Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $992,860, for the three months ended December 31, 2003, which resulted in basic and diluted net income per share of $0.11 on weighted average basic and diluted shares of 8,880,651 and 9,370,081, respectively, compared to a net income of $656,172 for the three months ended December 31, 2002, which resulted in basic and diluted net income per share of $0.07 on weighted average basic and diluted shares of 8,858,431 and 8,878,181, respectively.

Options to purchase 485,337 and 1,462,826 shares of common stock at prices ranging $2.81 to $ 10.06 and $1.35 and $10.06, respectively, were outstanding for the three month periods ended December 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our fourth fiscal quarter (July to September). In addition, our international sales, mostly in the European, market, were 68%, 73% and 77 % of sales for the years ended September 30, 2003, 2002 and 2003, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period.

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature of our retail sales.

Liquidity and Capital Resources

Our cash, working capital and stockholders' equity position is disclosed below:

                                  December 31,      September 30,
                                     2003              2003
                                  ------------      -------------

Cash                           $   5,203,858    $   5,838,160
Working Capital                   12,964,044       10,859,953
Stockholders' Equity              13,532,463       11,468,685

Results of  operations-three  month period ended  December 31, 2003  compared to
--------------------------------------------------------------------------------
December 31, 2002-continued
---------------------------

We had cash and cash equivalents as of December 31, 2003 of $5,203,858, a decrease of $634,302 from September 30, 2003.

The decrease was due to:

Net income adjusted for non cash items                            $ 1,063,248
Increase in accounts payable other current liabilities              6,506,655
Proceeds from employee stock purchases                                  6,987
Less cash used for:
Increase in accounts receivable                                   (3,562,789)
Increase in inventories                                           (4,474,774)
Increase in prepaid expenses and other current assets               (153,055)
Capital equipment purchases                                          (20,574)
                                                                     -------
 Net cash  decrease                                               $ (634,302)
                                                                  ==========

Net cash of $620,715 used in operating activities was primarily due to a increases in accounts receivable, inventory and prepaid expenses and other current assets of $3,562,789 and $4,474,774 and $153,055 respectively, offset by and net income adjusted for non cash items of $1,063,248 and increases in accounts payable and other current liabilities of $6,506,655. The increase in accounts receivable was the result of an increase in sales of approximately $6.7 million between the quarter ended September 30, 2003 and the quarter ended December 31, 2003, in addition to an increase of approximately $1.4 million in increased component parts that our contract manufacturer purchased from us to in support of increased production volume.

Cash of $20,574 was used to purchase fixed assets. Proceeds from the stock purchased by employees through the employee stock purchase plan provided additional cash of $6,987.

On November 8, 1996, we approved a stock repurchase program. The program, as amended, authorizes the Company to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of December 31, 2003, we held 542,067 treasury shares purchased for $1,497,216 at an average purchase price of approximately $2.76 per share.

We believe that our cash and cash equivalents as of December 31, 2003 and our internally generated cash flow will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual  Obligations

The following table shows the Company's contractual obligations related to lease obligations as of December 31 , 2003:

                                                         Payments due by period
Contractual obligations                Total             1 year       1-3 years
-----------------------              --------          ---------       ---------

Operating lease obligations       $ 1,422,930         $ 679,272       $ 743,658
                                  ===========         ===========     =========

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of the our financial statements:

o    Revenue Recognition
o    Management's estimates
o Hedging program for European subsidiary inventory purchases denominated in U.S. dollars

Results of  operations-three  month period ended  December 31, 2003  compared to
--------------------------------------------------------------------------------
December 31,2002-continued
--------------------------

Critical Accounting Policies and Estimates-continued

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

Management's Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to sales provisions, as described above, income taxes, bad debts, inventory reserves and contingencies. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments approximately the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Our European subsidiary accounted for approximately 67% and 71% of our net sales for fiscal 2003 and fiscal 2002, respectively. All of our European sales are denominated in local currencies, primarily the Euro and Great British Pound. On the supply side, since we predominantly deal with North American and Asian suppliers, approximately 70% of our inventory supporting our Euro and Great British Pound sales are purchased and paid in U.S. Dollars. Consequently, changes in exchange rates expose our U.S. denominated inventory on the books of our European subsidiary to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. Dollar. In an attempt to minimize these risks, we enter into forward exchange contracts with financial institutions.

We do not enter into contracts for speculative purposes. We enter into monthly window contracts covering an average period of three months based on existing or anticipated future inventory purchases. Although we enter into these contracts to reduce the short term impact of currency rate changes, the following risks are still inherent in hedging the Euro.

o Actual inventory purchases may fluctuate from our estimates, resulting in contracts in an excess of contracts
o Short term volatility of currency markets has the potential to reduce the effectiveness of our hedging program
o Historical volatility of the Euro has the potential to impact our gross margins and operating income
o The magnitude of the success of our hedging program is dependent upon movements in the Euro exchange rates. These movements are difficult to predict over an extended period of time.

Results of  operations-three  month period ended  December 31, 2003  compared to
--------------------------------------------------------------------------------
December 31,2002-continued
--------------------------

Critical Accounting Policies and Estimates-continued
----------------------------------------------------

Translation of assets and liabilities  denominated in non functional  currencies
--------------------------------------------------------------------------------
on our European financial statements
------------------------------------

The functional currency of our European subsidiary is the Euro. In preparing our consolidated financial statements, we are required to translate assets and liabilities denominated in a non functional currency, mainly U.S. Dollars, to Euros on the books of our European subsidiary. This process results in exchange gains and losses depending on the changes in the Euro to U.S. Dollar exchange rate. Under the relevant accounting guidance, with the exception of gains and losses that are attributable to inter-company accounts which are long term in nature, we are obligated to include these gains and losses on our statement of operations, which we report in other income or expense under the description foreign currency transaction gains (losses).

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

Recent Accounting Pronouncements
--------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46R"). The

-----------------------------------------

decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company does not expect the adoption of FIN 46R to have a material impact on our financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks
--------------------------------------------------------------------

Derivatives and Hedging Activities
----------------------------------

Product is invoiced to our European customers in local currencies and payments from our customers are received in local currencies (primarily the Euro and Great British Pound). On the supply side, since we predominantly deal with North American and Asian suppliers, approximately 70% of our inventory supporting our Euro and Great British Pound sales are purchased and paid in U.S. Dollars. Consequently, changes in exchange rates expose our U.S. denominated inventory on the books of our European subsidiary to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. Dollar. We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions. The purpose of these forward contracts is to hedge the foreign currency market exposures underlying the forecasted U.S. Dollar denominated inventory purchases required to support our European sales.

Although we do not try to hedge against all possible foreign currency exposures because we can not fully estimate the size of our exposure, the contracts we procure are specifically entered into to as a hedge against existing or anticipated foreign currency exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, when the U.S. Dollar sustains a long term strengthening position against the foreign currencies in countries where we sell our products, our gross margins, operating income and retained earnings can be adversely affected. Factors that could impact the effectiveness of our hedging program include volatility of the currency markets and availability of hedging instruments.

As of December 31, 2003, 2003, we had foreign currency contracts outstanding of approximately $851,700 against the delivery of the Euro. The contracts expire through January 2004. Our accounting policies for these instruments are based on its designation of such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". As of December 31, 2003, a deferred loss of $30,130 reflecting the net mark to market loss of our derivatives was recorded as a component of accumulated other comprehensive income on our balance sheet.

For the three months December 31, 2003, we recorded a decrease in sales of $805,553 and $549,600, respectively, related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts.

Item 4. Controls and Procedures
-------------------------------

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition,

-----------------------------------------

no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Special Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in our Annual Report on Form 10-K for the year ended September 30, 2003), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Item 5.  Other information

This information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference in any filing under the Securities Act of 1933, as amended or the Exchange Act except as shall be expressly set forth by specific reference in such a filing.

On February 11, 2004, HAUPPAUGE DIGITAL, INC. issued a press release announcing its financial results for the fiscal quarter ended December 31, 2003. A copy of this press release is furnished as Exhibit 99.1 to this Report.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Press Release, dated February 11, 2004 issued by HAUPPAUGE DIGITAL, INC.

(b)  Reports on form 8-K

None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HAUPPAUGE DIGITAL, INC.
                                           -----------------------
                                           Registrant


Date: February 13,  2004                 By /s/ Kenneth Plotkin
      ------------------                   -------------------------------------
                                           KENNETH  PLOTKIN
                                           Chief Executive Officer and Director



Date: February 13, 2004                  By /s/ Gerald Tucciarone
      -----------------                    -------------------------------------
                                           GERALD TUCCIARONE
                                           Treasurer and Chief
                                           Financial Officer