Form 10-Q
period 2004-03-31
HAUPPAUGE DIGITAL INC
filed 2004-05-17
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2004

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

                                 (631) 434-1600
              (Registrant's telephone number, including area code )

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


As of May 6, 2004, 9,027,331 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares.



                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    ----------------------------------------

                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION
-----------------------------
Item 1.Financial Statements                                                       Page No.
                                                                                  --------

Condensed Consolidated Balance Sheets-
 March 31,  2004 (unaudited) and September 30, 2003 (audited)                        3

Condensed Consolidated Statements of Income-
 Six  months ended March  31 2004 (unaudited) and 2003 (unaudited)                   4

Condensed Consolidated Statements  Income -
 Three months ended  March  31, 2004 (unaudited) and 2003 (unaudited)                5

Condensed Consolidated Statements of  Other Comprehensive Income -
 Three months and six months  ended  March 31, 2004 (unaudited) and 2003
 (unaudited)                                                                         6

Condensed Consolidated Statements of Cash Flows-
 Six  Months ended March   31, 2004 (unaudited) and 2003 (unaudited)                 7

Notes to Condensed Consolidated Financial Statements                                 8-12

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
  of Operations                                                                      13-27

Item 3. Quantitative and Qualitative Disclosures about Market Risks                  27-29

Item 4. Controls and Procedures                                                      29

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                            30

Item 5. Other information                                                            30

Item 6. Exhibits and Reports on form 8-K                                             31

SIGNATURES                                                                           32


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements



                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             March 31      September 30,
                                                                               2004            2003
                                                                           (Unaudited)       (Audited)
                                                                           -----------------------------

Assets:

 Current Assets:
  Cash and cash  equivalents                                               $ 6,535,122      $ 5,838,160
  Receivables, net of  various allowances                                    9,717,906        9,182,758
  Inventories                                                                9,557,603        5,474,374
  Prepaid expenses and other current assets                                    679,503          546,328
                                                                           -----------------------------
        Total current assets                                                26,490,134       21,041,620

  Property, plant and equipment, net                                           458,310          532,516
  Security deposits and other non current assets                                76,216           76,216
                                                                           -----------------------------
                                                                           $27,024,660      $21,650,352
                                                                           -----------------------------
                                                                           -----------------------------

Liabilities and  Stockholders' Equity :

 Current Liabilities:

  Accounts payable                                                         $ 8,806,754      $ 7,452,867
  Accrued expenses                                                           4,019,145        2,539,678
  Income taxes payable                                                         187,730          189,122
                                                                           ----------------------------
        Total current liabilities                                           13,013,629       10,181,667

 Stockholders' Equity

  Common stock $.01 par value; 25,000,000 shares authorized, 9,476,669
   And 9,420,315  issued, respectively                                          94,767           94,203
  Additional paid-in capital                                                12,410,791       12,302,119
  Retained earnings                                                          1,637,237           99,987
  Accumulated other comprehensive income                                     1,365,452          469,592
  Treasury Stock, at cost, 542,067 shares                                   (1,497,216)      (1,497,216)
                                                                           ----------------------------
        Total stockholders' equity                                          14,011,031       11,468,685
                                                                           ----------------------------
                                                                           $27,024,660      $21,650,352
                                                                           ----------------------------
                                                                           ----------------------------


     See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     Six months ended March  31,
                                                    ----------------------------
                                                         2004            2003
                                                    ----------------------------


Net Sales                                           $35,034,581      $29,439,344
Cost of Sales                                        25,521,988       22,148,910
                                                    ----------------------------
  Gross Profit                                        9,512,593        7,290,434

Selling, General and  Administrative Expenses         6,344,385        5,430,774
Research & Development Expenses                         854,664          941,324
Arbitration proceeding                                  206,250                -
Litigation proceeding                                   500,000                -
                                                    ----------------------------
  Income from operations                              1,607,294          918,336

Other Income:
  Interest income                                         3,136           10,005
  Foreign currency                                       21,899           27,646
                                                    ----------------------------
Other income                                             25,035           37,651
                                                    ----------------------------
  Income  before taxes on income                      1,632,329          955,987
Tax  provision                                           95,079           39,000
                                                    ----------------------------
  Net income                                         $1,537,250         $916,987
                                                    ----------------------------
                                                    ----------------------------

Net income  per share:
  Basic                                                   $0.17            $0.10
  Diluted                                                 $0.16            $0.10
                                                    ----------------------------
                                                    ----------------------------


      See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   Three months ended March  31,
                                                   -----------------------------
                                                        2004            2003
                                                   -----------------------------

Net Sales                                            $16,804,283     $13,918,858
Cost of Sales                                         11,873,313      10,549,386
                                                   -----------------------------
 Gross Profit                                          4,930,970       3,369,472

Selling, General and  Administrative Expenses          3,223,769       2,724,472
Research & Development Expenses                          444,390         448,251
Arbitration proceeding                                   206,250               -
Litigation proceeding                                    500,000               -
                                                   -----------------------------
  Income from operations                                 556,561         196,749

Other Income:
  Interest income                                          1,397           4,034
  Foreign currency                                        33,232          72,249
                                                   -----------------------------
Other income                                              34,629          76,283
                                                   -----------------------------
  Income before taxes on income                          591,190         272,032
Tax provision                                             46,800          12,517
                                                   -----------------------------
  Net income                                         $   544,390      $  260,515
                                                   -----------------------------
                                                   -----------------------------

Net income  per share:
  Basic and Diluted                                        $0.06           $0.03
                                                   -----------------------------
                                                   -----------------------------


      See accompanying notes to condensed consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                Three months  ended March  31,
                                                   2004              2003
                                                   ----              ----

Net income                                      $  544,390        $  260,515
Forward exchange contracts marked to market        (16,483)          163,879
Foreign currency translation (loss) gain          (142,087)           13,318
                                                ----------------------------
Other comprehensive income                      $  385,820        $  437,712
                                                ----------------------------
                                                ----------------------------

                                                Six months  ended  March 31,
                                                   2004             2003
                                                   ----             ----

Net income                                      $1,537,250        $  916,987
Forward exchange contracts marked to market        187,978          (355,095)
Foreign currency translation gain                  707,882           164,046
                                                ----------------------------
Other comprehensive income                      $2,433,110        $  725,938
                                                ----------------------------
                                                ----------------------------


     See accompanying notes to condensed consolidated financial statements



                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Six months ended March  31,
                                                                           2004                2003
                                                                    ----------------------------------
Net income                                                           $   1,537,250          $  916,987
                                                                    ----------------------------------
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                          121,054             137,530
    Other non cash items                                                    12,667              19,241
Changes in current assets and liabilities:
    Accounts receivable                                                    360,712          (2,064,815)
    Inventories                                                         (4,083,229)           (806,167)
    Prepaid expenses and other current assets                             (133,175)           (195,544)
    Accounts payable and other current liabilities                       2,831,962           1,836,731
                                                                    ----------------------------------
    Total adjustments                                                     (890,009)         (1,073,024)
                                                                    ----------------------------------
Net cash  provided by (used in)  operating activities                      647,241            (156,037)
                                                                    ----------------------------------

Cash Flows From Investing Activities:
 Purchases of property, plant and equipment                                (46,848)           (125,569)
                                                                    ----------------------------------
    Net cash used in investing activities                                  (46,848)           (125,569)
                                                                    ----------------------------------


Cash Flows From Financing Activities:
Proceeds from employee stock and stock option  purchases                    96,569              13,501
Purchase of treasury stock                                                       -             (35,642)
                                                                    ----------------------------------
    Net cash provided by (used in) financing activities                     96,569             (22,141)
                                                                    ----------------------------------
    Net increase (decrease)  in cash and cash equivalents                  696,962            (303,747)
Cash and cash equivalents, beginning of period                           5,838,160           4,964,522
                                                                    ----------------------------------
Cash and cash equivalents, end of period                             $   6,535,122         $ 4,660,775
                                                                    ----------------------------------
                                                                    ----------------------------------
Supplemental disclosures:
 Income taxes paid                                                   $      81,616         $     4,945
                                                                    ----------------------------------
                                                                    ----------------------------------


See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Basis of  Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month and six month period ended March 31, 2004 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in Hauppauge Digital Inc. ("the Company") the Company's September 30, 2003 Form 10-K.

The operating results for the three month and six month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the September 30, 2004 year end.

Note 2. Receivables
Accounts and other receivables consisted of the following as of March 31, 2004:

                                               March 31,           September 30,
                                                 2004                   2003
                                             ------------          ------------
Trade receivables                             $ 8,882,829           $ 7,435,539
Receivable from contract manufacturers          3,514,622             4,134,456
GST and VAT taxes receivables                     245,019               289,700
Allowances and reserves                        (3,232,184)           (2,887,184)
Income tax receivable                             175,000               175,000
Other                                             132,620                35,247
                                             ------------          ------------
                                              $ 9,717,906           $ 9,182,758
                                             ============          ============

Note 3. Derivative Financial Instruments

Sales to our European customers are invoiced in local currencies, and subsequent payments received from our customers are in local currencies (primarily the Euro and Great British Pound). On the supply side, since we predominantly deal with North American and Asian suppliers, approximately 75% of our inventory supporting our Euro and Great British Pound sales are purchased and paid in U.S. Dollars. Consequently, changes in exchange rates expose our U.S. denominated inventory on the books of our European subsidiary to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. Dollar. We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions. The purpose of these forward contracts is to hedge the foreign currency market exposures underlying the forecasted U.S. Dollar denominated inventory purchases required to support our European sales.

As of March 31, 2004, we had foreign currency contracts outstanding of approximately $3,257,700 against the delivery of the Euro. The contracts expire through September 2004. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". The Company recorded a deferred gain of $187,978 for the six months ended March 31, 2004. As of March 31, 2004, a deferred loss of $46,613 reflecting the cumulative mark to market loss of our derivatives, was recorded as a component of accumulated other comprehensive income on the balance sheet.

For the three months and six months ended March 31, 2004, we recorded a decrease in sales of $103,835 and $909,368, respectively, related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the three months and six months ended March 31, 2003, we recorded a decrease in sales of $609,100 and $1,158,700, respectively, related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts.


                HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 4. Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

                                                  March 31,     September 30,
                                                    2004            2003
                                                    ----            ----

  Component Parts                                $4,275,738      $1,446,670
  Finished Goods                                  5,281,865       4,027,704
                                                 ----------      ----------
                                                 $9,557,603      $5,474,374
                                                 ==========      ==========


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


                                                                        Three Months Ended         Six Months Ended
                                                                            March 31,                  March 31
                                                                         2004        2003          2004         2003
                                                                        ---------   ---------    ----------     -----
 Weighted average shares outstanding-basic                              8,901,734   8,862,774    8,891,135    8,860,578
 Number of shares issued on the assumed exercise of stock options         848,173      97,047      684,964       57,357
                                                                        ---------   ---------   ----------    ---------
 Weighted average shares outstanding-diluted                            9,749,907   8,959,821    9,576,099    8,917,935
                                                                        =========   ==========   =========    =========


Options to purchase 120,513 and 1,240,122 shares of common stock at prices ranging $5.25 to $10.06 and $1.47 and $10.06, respectively, were outstanding for the three month period ending March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 228,905 and 1,455,425 shares of common stock at prices ranging $3.88 to $10.06 and $1.35 and $10.06, respectively, were outstanding for the six month period ending March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive

Note 6. Accumulated other comprehensive income

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

The  Company  uses  forward  exchange   contracts  to  reduce  our  exposure  to
fluctuations in foreign currencies. Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward spot rate. The Company qualifies for cash flow hedge accounting as prescribed under FAS 133, which allows the Company to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

As of March 31, 2004, appearing in the equity section under " Accumulated other comprehensive income" was a deferred gain of $1,365,452, which consisted of a deferred translation gain of $1,412,065 and a deferred loss of $46,613 due to the mark to market losses on the difference between the value of our open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward spot rate.

The Company's Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

Note 7. Revenue Recognition
We sell through a sales channel which consist of retailers , distributors and original equipment manufacturers ("OEM's"). Our prices are fixed consistently over the entire sales channel. The majority of our customers are granted open payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

The Company requires the customer to submit a purchase order to the Company. The price of the product and payment terms are fixed per the terms of the purchase order. Upon shipment of the order to the customer, the title to the goods is passed to the customer. The customer is legally obligated to pay for the order within the payment terms stated on the customer's purchase order. The obligation to insure the products and the cost of any pilferage while in the customer's possession is the responsibility of the customer. Our retail products are typically stocked on the shelves of retailers, and are subject to the normal consumer traffic that retail stores attract. Aside from normal store promotions such as end-caps and advertisements in the store's circular, the Company has no further obligation to assist in the resale of the product.

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



                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8. Product segment and Geographic Information-continued

We sell our products through computer and electronic retailers, computer products distributors and original equipment manufacturers "OEM's". Sales by functional category are as follows:



                                     Three months ended           Six months ended
                                         March  31,                   March  31,
                                    2004          2003             2004         2003
Product line sales                  ----          ----             ----         ----
------------------
Analog sales                   $ 13,724,007   $ 10,245,978     $28,153,235    $21,539,440
Digital sales                     3,080,276      3,672,880       6,881,346      7,899,904
                               ------------   ------------     -----------    -----------
                               $ 16,804,283   $ 13,918,858     $35,034,581    $29,439,344
                               ============   ============     ===========    ===========


The Company sells its products through an international network of distributors and retailers. European sales accounted for 65% and 68% and 70% and 69% of sales for the three and six months ended March 31, 2004 and 2003. Sales percent by geographic region are as follows:



                                       Three months ended March 31,         Six months ended March 31
                                       ----------------------------         -------------------------
Sales percent by geographic region      2004                 2003             2004            2003
----------------------------------      ----                 ----             ----            ----
United States                            33%                  30%              28%             29%
Europe                                   65%                  68%              70%             69%
Asia                                      2%                   2%               2%              2%
                                        ----                 ----             ----            ----
  Total                                 100%                 100%             100%            100%
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

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation", ("FAS 123"). The weighted average fair value of options granted during the three and six months ended March 31, 2004 and March, 31 2003 was $0.43 and $0.42, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended March 31, 2004 and March 31, 2003: risk-free interest rates of 3.25%, volatility factor of the expected market price of the Company's Common Stock of 40%, assumed dividend yield of 0%, and a weighted-average expected life of the option of 5 years.

Under the accounting provisions of FAS 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                                     Three months ended             Six months ended
                                                                  ---------------------------------------------------------
                                                                   March 31,     March 31,         March 31,      March 31,
                                                                     2004           2003              2004           2003
                                                                     ----           ----              ----           ----
Net income as reported ..........................................  $ 544,390    $ 260,515         $ 1,537,250     $916,987

   Deduct:  Total stock-based employee compensation expense
     determined under fair value method, net of related taxes ...    (24,788)     (11,626)            (49,576)     (23,252)
                                                                   ---------    ---------         -----------     --------
Pro forma net income ............................................  $ 519,602    $ 248,889         $ 1,487,674     $893,735
                                                                   =========    =========         ===========     ========
Net income per  share - as reported:

Basic............................................................  $    0.06    $    0.03         $      0.17     $   0.10
                                                                   =========    =========         ===========     ========
Diluted..........................................................  $    0.06    $    0.03         $      0.16     $   0.10
                                                                   =========    =========         ===========     ========

Net income per  share - pro forma:

Basic............................................................  $    0.06    $    0.03         $      0.17     $   0.10
                                                                   =========    =========         ===========     ========
Diluted..........................................................  $    0.05    $    0.03         $      0.16     $   0.10
                                                                   =========    =========         ===========     ========


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

We occupy a facility located in Hauppauge New York and use it for executive offices and for the testing, storage and shipping of our products. In February 1990, Hauppauge Computer Works, Inc., a wholly-owned subsidiary of the Company ("HCW"), entered into a lease, as amended, with Ladokk Realty Co. (successor company now known as Ladokk Realty Co., LLC), a real estate partnership which is principally owned by Kenneth Plotkin, the Company's Chairman of the Board, Chief Executive Officer, and Vice President of Marketing and the holder of approximately 6% of the Company's outstanding Common Stock as of May 14, 2003, Dorothy Plotkin, the wife of Kenneth Plotkin, a holder of approximately 6% of the Company's Common Stock as of May 14, 2004 and Laura Auppele, believed by the Company to be the holder of approximately 12% of the Company's Common Stock as of May 14, 2004. Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by the Company. On February 17, 2004 HCW and Ladokk terminated the old lease and HCW entered into a new lease agreement with Ladokk Realty Co., LLC. The lease term is for five years and terminates on February 16, 2009. Concurrently with the new lease, our landlord completed a refinancing of its mortgages, and the new lender did not require us to sign a guarantee. In recognition of this, we are no longer obligated to guarantee the landlord's mortgages.

The Company's Audit Committee is in the process of evaluating the February 17, 2004 lease.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 11. Settlement of Arbitration and Litigation Proceedings
-------------------------------------------------------------

Arbitration Proceeding

In November 2002, the estate of Kenneth Aupperle ("Estate") filed a demand for arbitration against the Company with the American Arbitration Association. The Estate claimed certain property rights and interest in the Company, amounts due and owing to the Estate based on various corporate agreements with the late Mr. Aupperle and certain insurance policies. The Estate was seeking to recover a minimum of $2.5 million in damages, fees and expenses.

The arbitration proceeding was heard before a New York arbitration panel. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250 in relation to certain stock options. No fees or expenses were awarded. The Company accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award.

Litigation Proceeding

In March 2002, Polywell International, Inc. ("Polywell"), a supplier of cables to the Company, commenced an action seeking $339,520 in damages plus exemplary damages, attorney's fees, costs and interest with relation to certain unpaid invoices. The Company paid these invoices to the sales representative, who subsequently failed to forward the payments to Polywell. The Company had dealt with this sales representative over a number of years, who also represented himself as Polywell's payment and collection agent.

The case went to trial and was heard before a jury in the United States District Court in the Northern District of Texas, Dallas Division. Since the Company had dealt with the sales representative for several years with respect to all purchasing and payment issues, the Company believed that paying the invoices to this sales representative was tantamount to paying Polywell. The jury however ruled in favor of Polywell and the court granted Polywell a judgment against the Company, awarding an amount of $339,520 to Polywell. In addition, the Company is obligated to pay Polywell's attorney's fees and interest. The Company accrued a charge of $500,000 in the second quarter of fiscal year 2004 to cover the award.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Month Period ended March 31, 2004 Compared to March 31, 2003
------------------------------------------------------------------------------

Results of operations  for the six months ended March 31, 2004 compared to March
31, 2003 are as follows:


                                                                Six         Six
                                                               Months      Months
                                                               Ended        Ended      Variance         Percentage of sales
                                                              3/31/04      3/31/03        $            2004    2003  Variance
                                                              -------      -------        -            ----    ----  --------
Net Sales                                                 $ 35,034,581   $ 29,439,344 $5,595,237      100.0%  100.0%      0
Cost of sales                                               25,521,988     22,148,910  3,373,078      72.85%  75.24%  -2.39%
                                                          ------------   ------------  ---------      -----   -----    ----
Gross Profit                                                 9,512,593      7,290,434  2,222,159      27.15%  24.76%   2.39%
Gross Profit %                                                  27.15%         24.76%      2.39%
Costs:
Sales & Marketing                                            4,167,323      3,701,409    465,914      11.89%  12.57%  -0.68%
Technical Support                                              215,944        199,775     16,169       0.62%   0.68%  -0.06%
General & Administrative                                     1,961,118      1,529,590    431,528       5.60%   5.20%   0.40%
                                                          ------------   ------------  ---------      -----   -----    ----
Total Selling, General and Administrative costs              6,344,385      5,430,774    913,611      18.11%  18.45%  -0.34%
Research & Development                                         854,664        941,324    (86,660       2.44%   3.20%  -0.76%
                                                          ------------   ------------  ---------      -----   -----    ----
Total Costs                                                  7,199,049      6,372,098    826,951      20.55%  21.65%  -1.10%
                                                          ------------   ------------  ---------      -----   -----    ----
Net operating income  before arbitration & litigation        2,313,544        918,336  1,395,208       6.60%   3.11%   3.49%

Arbitration & litigation items:

Arbitration proceeding                                         206,250              -    206,250       0.59%   0.00%   0.59%
Litigation proceeding                                          500,000              -    500,000       1.43%   0.00%   1.43%
                                                          ------------   ------------  ---------       -----   -----    ----
Net operating income                                         1,607,294        918,336    688,958       4.58%   3.11%   1.47%

Other income
------------
Interest income                                                  3,136         10,005     (6,869)      0.01%   0.03%  -0.02%
Foreign currency                                                21,899         27,646     (5,747)      0.06%   0.10%  -0.04%
                                                          ------------   ------------   --------       -----   -----    ----
 Total other income                                             25,035         37,651    (12,616)      0.07%   0.13%  -0.06%
                                                          ------------   ------------   --------       -----   -----    ----
Income  before taxes on income                               1,632,329        955,987    676,342       4.65%   3.24%   1.41%
Taxes on income                                                 95,079         39,000     56,079       0.26%   0.13%   0.13%
                                                          ------------   ------------   --------       ----    ----    ----
Net income                                                $  1,537,250    $   916,987   $620,263       4.39%   3.11%   1.28%
                                                          ============   ============   ========       ====    ====    ====



Net sales for the six months ended March 31, 2004 increased $5,595,237 compared to the six months ended March 31, 2003 as shown on the table below.

                                                      Increase
                                                      (decrease)     Increase       Percentage of sales by
Location          Six Months         Six Months        Dollar       (decrease)        Geographic region
--------         ended 3/31/04      ended 3/31/03     Variance       Variance %      2004           2003
                 -------------      -------------     --------      ----------       ----           ----
Domestic         $   9,956,307      $   8,675,369   $ 1,280,938        15%            28%            29%
Europe              24,610,163         20,381,092     4,229,071        21%            70%            69%
Asia                   468,111            382,883        85,228        22%             2%             2%
                 -------------      -------------   -----------     ----------       ---            ---
 Total           $  35,034,581      $  29,439,344   $ 5,595,237        19%           100%           100%
                 =============      =============   ===========     ==========       ===            ===


The primary factors contributing the sales increase were:

o Stronger demand for retail PVR-250 products due to exposure generated from media center awareness
o    Increased sales of OEM PVR-250 for media center products
o    Introduction in early fiscal 2004 of Media MVP product
o Increase PVR-USB sales due to introduction of lower cost model during fiscal 2003 and media center awareness
o    Higher sales of USB analog product
o    Increased DVB sales
o Increase in our average Euro to USD contract rate of about 21.0% (1.2359 versus 0.9650) for the six months ended March 31, 2004 over the same six months of last year , which yielded higher converted Euro to USD sales
The increases were offset somewhat by:
o    Decrease in Digital Entertainment Center (DEC) sales
o    Decrease in the analog family sales
o Increase in sales return reserve of $320,000 to reflect increased prior six month sales level and residual Media MVP returns for improper production placement of resistor

Results of operations-six month period ended March 31, 2004 compared to March 31,2003-continued
-----------------
Net sales to domestic customers were 28% of net sales for the six months ended March 31, 2004 compared to 29% for the six months ended March 31, 2003. Net sales to European customers were 70% of net sales compared to 69% for the same period of last year. Net sales to Asian customers were 2% for both periods.


Gross profit increased $2,222,159 for the six months ended March 31, 2004 compared to the same six month period of the prior year.

The increases and (decreases) in the gross profit are detailed below:


                                                                      Increase
                                                                     (decrease)
                                                                      --------

Due to increased   sales                                             $1,772,136
Higher  margins on non OEM sales                                      1,672,669
Effect on margin due to lower margin  OEM sales                        (635,188)
Due to increases in labor related and other costs                      (587,458)
                                                                    -----------
  Total  increase in gross profit                                    $2,222,159
                                                                    ===========

Gross profit percentage for the six months ended March 31, 2004 was 27.15% compared to 24.76% for the six months ended March 31, 2004, an increase of 2.39%.

The increases and (decreases) in the gross profit percent are detailed below:


                                                                      Increase
                                                                     (decrease)
                                                                      --------

Higher  margins on non OEM sales                                        4.78%
Effect on margin due to lower margin OEM sales                         (1.82)%
Labor related and other costs                                          (0.57)%
                                                                       -----
Net increase in gross profit %                                          2.39%
                                                                       =====

The increase in gross profit percent of 2.39% for non-OEM products was primarily due to:

o    Cost reductions attained during fiscal 2003 and the first quarter of fiscal
     2004
o    Cost reduced versions of the PVR-250 and PVR-USB  introduced  during fiscal
     2003
o Increase in our average Euro to USD contract rates, used to convert Euro sales to U.S. dollar sales, of about 21% (1.1681 versus 0.9650) for the six months ended March 31, 2004 over the same six month period of last year. Since about 75% of our European inventory is purchased in U.S. dollars, while most of the European sales are invoiced in Euros or Great British Pounds, the Company benefits from the higher converted Euro to U.S. dollar sales, which are sold against either stable or declining U.S. dollar unit inventory cost
o Sales of lower margin DEC boards declined as a percentage of sales from last year

The decrementing effect of OEM sales on our gross profit percentage for the six months ended March 31, 2004 due to the following factors:

Sales of our OEM PVR-250 boards for the six months ended March 31, 2004 were $4,242,227 and 12.11% of sales compared to $1,851,997 and 6.29% of sales for the six months ended March 31, 2003. The larger mix of lower margin OEM sales during the first six months of fiscal 2004 compared to fiscal 2003 caused a decrease in gross profit percent of 1.82% over the prior year.

The decrease in the gross margin percent of 0.57% attributable to labor related and other costs for the six months ended March 31, 2004 was due to the percentage increase in labor related and other costs for the six months ended March 31, 2004 over the six months ended March 31, 2003 of 28.89% exceeding the percentage increase in sales of 19.01%.



Results of  operations-six  month period ended March 31, 2004  compared to March
31,2003-continued
-----------------

The  chart  below   illustrates   the   components   of  Selling,   General  and
Administrative costs:


                                      Six months ended March  31,
                                               Dollar Costs                            Percentage of Sales
                                      ------------------------------------------------------------------------
                                                                    Increase                          Increase
                                           2004        2003        (Decrease)         2004     2003  (Decrease)
                                           ----        ----         --------          ----     ----   --------
Sales and Marketing                   $ 4,167,323   $3,701,409    $  465,914         11.89%   12.57%   -0.68%
Technical  Support                        215,944      199,775        16,169          0.62%    0.68%   -0.06%
General and Administrative              1,961,118    1,529,590       431,528          5.60%    5.20%    0.40%
                                      -----------   ----------    ----------         -----    -----    -----
  Total                               $ 6,344,385   $5,430,774    $  913,611         18.11%   18.45%   -0.34%
  -----                               ===========   ==========    ==========         =====    ======   =====


Selling, General and Administrative expenses increased $913,611 from the prior year. As a percentage of sales, Selling, General and Administrative expenses decreased by 0.34% when compared to the six months ended March 31, 2003.

The increase in Sales and Marketing expense of $465,914, which accounted for approximately 51% of the total increase in Selling, General and Administrative expenses, was mainly due to:

o Higher advertising costs of $124,975 due to higher sales based co-operative advertising and increased special promotions
o Higher advertising costs of $151,298 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
o    Increased commission expense of $18,554 due to higher sales
o Increased commission expense of $41,353 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
o Increased European sales office costs of $162,056 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
o    Increased third party European merchandising program of $80,470
o    Increased UK in store promotions of $70,326
o    Increased public relation costs for launch of Media MVP product of $31,722
o    Lower merchandise material promotions of $77,178
o Lower sales office expenses of $157,044 due to personnel shift and stricter budget controls

The increase in General and Administrative expenses of $431,528 was primarily due to:
o Higher legal and legal related costs of $330,229 due to litigation and arbitration cases
o    Directors fees of $48,625
o    European accounting service fees $26,079
o Increment to account receivables reserves of $25,000 in reflection of higher sales

Research and Development expenses decreased $86,660. The decrease was mainly due to lower compensation costs attributable to open positions not filled and less use of third party software development in fiscal 2004 compared to fiscal 2003

Results of operations-six month period ended March 31, 2004 compared to March 31,2003 continued
-----------------
Arbitration Proceeding

In November 2002, the estate of Kenneth Aupperle ("Estate") filed a demand for arbitration against the Company with the American Arbitration Association. The Estate claimed certain property rights and interest in the Company, amounts due and owing to the Estate based on various corporate agreements with the late Mr. Aupperle and certain insurance policies. The Estate was seeking to recover a minimum of $2.5 million in damages, fees and expenses.

The arbitration proceeding was heard before a New York arbitration panel. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250 in relation to certain stock options. No fees or expenses were awarded. The Company accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award.

Litigation Proceeding

In March 2002, Polywell International, Inc. ("Polywell"), a supplier of cables to the Company, commenced an action seeking $339,520 in damages plus exemplary damages, attorney's fees, costs and interest with relation to certain unpaid invoices. The Company paid these invoices to the sales representative, who subsequently failed to forward the payments to Polywell. The Company had dealt with this sales representative over a number of years, who also represented himself as Polywell's payment and collection agent.

The case went to trial and was heard before a jury in the United States District Court in the Northern District of Texas, Dallas Division. Since the Company had dealt with the said sales representative for several years with respect to all purchasing and payment issues, the Company believed that paying the invoices to this sales representative was tantamount to paying Polywell. The jury however ruled in favor of Polywell and the court granted Polywell a judgment against the Company, awarding an amount of $339,520 to Polywell. In addition, the Company is obligated to pay Polywell's attorney's fees and interest. The Company accrued a charge of $500,000 in the second quarter of fiscal year 2004 to cover the award.

Other income

Net other income for the six months ended March 31, 2004 was $25,035 compared to net other income of $37,651 for the six months ended March 31, 2003 as detailed below:


                                                Six months ended March  31,
                                                   2004              2003
                                                   ----              ----

Interest income                                 $  3,136           $10, 005
Foreign currency transaction gains (losses)       21,899             27,646
                                                --------           --------
Total other income  (expense)                   $ 25,035           $ 37,651
                                                ========           ========



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




Results of  operations-six  month period ended March 31, 2004  compared to March
31,2003 continued
-----------------

Re-measurement   of  accounts   denominated   in   currencies   other  than  the
Euro-continued

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

Accumulated other comprehensive income (loss)
The Euro is the functional  currency of the Company's European  subsidiary,  HDE
Sarl.  Assets and liabilities of this subsidiary are translated to U.S.  Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S.  Dollars at the historical rate in effect at the date of the  contribution.  Operating  results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S.  Dollars at the average  monthly  forward  exchange contract rate. The use of differing  exchange rates results in foreign  currency translation gains or losses.  Since the Euro denominated  accounts on HDE Sarl's books  result in a net asset  position  (total Euro assets are in excess of Euro liabilities),  an increase in the Euro value  results in a deferred gain for the translation of Euro accounts to U.S. Dollars. The Company had a translation gain of $704,183  recorded on the balance sheet as of September 30, 2003. For the six months ended March 31 2004,  the Company  recorded on the balance sheet deferred translation  gains  $707,882  resulting  in a  translation  gain  of  $1,412,065 recorded as a component of accumulated  other  comprehensive  income as of March
31, 2004.

The  Company  uses  forward  exchange   contracts  to  reduce  our  exposure  to
fluctuations  in foreign  currencies.  Mark to market  gains and losses on these open  contracts  result  from the  difference  between the USD value of our open foreign  currency  forward  contracts at the average contract rate as opposed to the same  contracts  translated  at the  month end  forward  rate.  The  Company qualifies for cash flow hedge  accounting as  prescribed  under SFAS 133,  which allows the  Company to record the mark to market  gains and losses in the equity section of our balance sheet under accumulated other  comprehensive  income. The
Company had mark to market  losses of $234,591  recorded on the balance sheet as of  September  30, 2003.  For the six months  ended March 31, 2004,  the Company recorded,  as component of other comprehensive  income, a mark to market gain of
$187,978, resulting in a mark to market loss of $46,613 for contracts open as of
March 31, 2004.

As stated above, accumulated other comprehensive income (loss) consists of two components:

o    Translations gains and losses
o FAS 133 mark to market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):


                                                Balance        October to       Balance       January 04 to         Balance
Accumulated  other  comprehensive  income        as of         December 2003     As of             March 04           As of
---------------------------------------         September 30,     Gains        December 31,           Gains       March 31,
                                                  2003           (losses)        2002               (losses)        2004
                                                  ----        ------------       ----         -------------       ---------

Translation gains                               $ 704,183     $   849,969      $ 1,554,152    $    (142,087)     $1,412,065
FAS 133 mark to market adjustments               (234,581)        204,461          (30,130)         (16,483)        (46,613)
                                                ---------     -----------      -----------    -------------      ----------
                                                $ 469,592     $ 1,054,430      $ 1,524,022    $    (158,570)     $1,365,452
                                                =========     ===========      ===========    =============      ==========


Results of operations-six month period ended March 31, 2004 compared to March 31,2003 continued
-----------------
Tax provision

Our net tax provision for the six months ended March 31, 2004 and 2003 is as follows:

                                                     Six months ended March  31,
                                                        2004           2003
                                                        ----           ----

Tax (benefit) attributable to U.S operations         $ (434,100)    $ (226,000)
Tax  expense  European operations                        80,079         39,000
State taxes                                              15,000         14,000
Deferred tax asset valuation allowance                  434,100        212,000
                                                     ----------     ----------
Net tax provision                                    $   95,079     $   39,000
                                                     ==========     ==========

For the last four fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of March 31, 2004 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the loss incurred in the first and second quarters of fiscal 2004 from domestic operations.

As a result of all of the above items mentioned in the Management's Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $1,537,250 for the six months ended March 31, 2004, which resulted in basic net income per share of $0.17 and diluted net income per share of $0.16 on weighted average basic and diluted shares of 8,891,135 and 9,576,099, respectively, compared to a net income of $916,987 for the six months ended March 31, 2003, which resulted in basic and diluted net income per share of $0.10 on weighted average basic and diluted shares of 8,860,578 and 8,917,935, respectively.

Options to purchase 228,905 and 1,455,425 shares of common stock at prices ranging $3.88 to $10.06 and $1.35 and $10.06, respectively, were outstanding for the six month period ending March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Three Month Period ended March 31, 2004 Compared to March 31, 2003
------------------------------------------------------------------
Results of  operations  for the three  months  ended March 31, 2004  compared to
March 31, 2003 are as follows:


                                                             Three            Three
                                                            Months           Months
                                                             Ended            Ended     Variance          Percentage of sales
                                                           3/31/04          3/31/03       $             2004    2003   Variance
                                                           -------          -------       -             ----    ----   --------

Net Sales                                              $ 16,804,283     $ 13,918,858    2,885,425    100.00%   100.00%    0.00%
Cost of sales                                            11,873,313       10,549,386    1,323,927     70.66%    75.79%   -5.13%
                                                       ------------     ------------    ---------    ------    ------     ----
Gross Profit                                              4,930,970        3,369,472    1,561,498     29.34%    24.21%    5.13%
Gross Profit %                                               29.34%           24.21%        5.13%

Costs:
Sales & Marketing                                         2,041,614        1,838,397      203,217     12.15%    13.21%   -1.06%
Technical Support                                           107,489          101,415        6,074      0.64%     0.73%   -0.09%
General & Administrative                                  1,074,666          784,660      290,006      6.40%     5.64%    0.76%
                                                       ------------     ------------    ---------    ------    ------     ----
Total Selling, General and Administrative costs           3,223,769        2,724,472      499,297     19.19%    19.58%   -0.39%
Research & Development                                      444,390          448,251       (3,861)     2.64%     3.22%   -0.58%
                                                       ------------     ------------    ---------    ------    ------     ----
Total Costs                                               3,668,159        3,172,723      495,436     21.83%    22.80%   -0.97%
                                                       ------------     ------------    ---------    ------    ------     ----
Net operating income                                      1,262,811          196,749    1,066,062      7.51%     1.41%    6.10%

Arbitration & litigation items:
Arbitration proceeding                                      206,250                -      206,250      1.23%     0.00%    1.23%
Litigation proceeding                                       500,000                -      500,000      2.98%     0.00%    2.98%
                                                       ------------     ------------    ---------    ------    ------     ----
Net operating income                                        556,561          196,749      359,812      3.31%     1.41%    1.90%

Other income
------------
Interest income                                               1,397            4,034       (2,637)     0.01%     0.03%   -0.02%
Foreign currency                                             33,232           72,249      (39,017)     0.20%     0.52%   -0.32%
                                                       ------------     ------------    ---------    ------    ------     ----
 Total other income                                          34,629           76,283      (41,654)     0.21%     0.55%   -0.34%
                                                       ------------     ------------    ---------    ------    ------     ----
Income  before taxes on income                              591,190          273,032      318,158      3.52%     1.96%    1.56%
Taxes on income                                              46,800           12,517       34,283      0.27%     0.09%    0.18%
                                                       ------------     ------------    ---------    ------    ------     ----
Net income                                             $    544,390     $    260,515    $ 283,875      3.25%     1.87%    1.38%
                                                       ============     ============    =========    ======    ======     ====

Net  sales for the three  months  ended  March  31,  2004  increased  $2,885,425 compared to the three months ended March 31, 2003 as shown on the table below.

                                                                   Increase
                                                                   (decrease)    Increase     Percentage of sales by
Location                       Three Months      Three  Months      Dollar       (decrease)     Geographic region
--------                       ended 3/31/04      ended 3/31/03     Variance      Variance %     2004       2003
                               -------------     --------------    ---------     -----------  ----------------------

Domestic                       $ 5,603,577       $  4,195,241       $ 1,408,336      34%         33%         30%
Europe                          10,983,449          9,526,393         1,457,056      15%         65%         68%
Asia                               217,257            197,224            20,033      10%          2%          2%
                               -------------     --------------     -----------      --         ---         ---
 Total                         $16,804,283       $ 13,918,858       $ 2,885,425      21%        100%        100%
                               ===========       ==============     ===========      ==         ===         ===


The primary factors contributing the sales increase were:

o Stronger demand for retail PVR-250 products due to exposure generated from media center awareness
o Increase PVR-USB sales due to introduction of lower cost model during fiscal 2003 and media center awareness
o    Higher sales of USB analog product
o    Introduction in early fiscal 2004 of Media MVP product
o    Increased sales of OEM PVR-250 for media center products
o    Increased sales if digital satellite DVB product
o Increase in our average Euro to USD contract rate of about 24% (1.2359 versus .9938) for the three months ended March 31 2004 over the three months ended March 31, 2003, which yielded higher converted Euro to USD sales

The sales increases were offset by the following negative trends:

o    Decrease in Digital Entertainment Center (DEC) sales
o    Decrease in the analog family sales

Results of operations-three month period ended March 31, 2004 compared to March 31,2003-continued
-----------------

Net sales to domestic customers were 33% of net sales for the three months ended March 31, 2004 compared to 30% for the three months ended March 31, 2003. Net sales to European customers were 65% of net sales compared to 68% for the same quarter of last year. Net sales to Asian customers were 2% for both periods.


Gross profit increased $1,561,498 for the three months ended March 31, 2004 compared to the prior year's second quarter.

The increases and (decreases) in the gross profit are detailed  below:

                                                                  Increase
                                                                 (decrease)
                                                                  --------

Due to increased sales                                          $  929,330
Higher  margins on non-OEM sales                                   758,180
Effect on margin due to  lower margin OEM sales                      4,906
Due to increases in labor related and other costs                 (130,918)
                                                                ----------
  Total increase in gross profit                                $1,561,498
                                                                ==========

Gross profit percentage for the three months ended March 31, 2004 was 29.34% compared to 24.21% for the three months ended March 31, 2003, an increase of 5.13%.

The increases and (decreases) in the gross profit percent are detailed below:

                                                                       Increase
                                                                      (decrease)
                                                                        --------

Higher  gross profit percent due to product mix of non-OEM products      4.52%
Effect on margin due to  lower margin OEM sales                          0.03%
Labor related and other costs                                            0.58%
                                                                         -----
Net increase in gross profit %                                           5.13%
                                                                         ====


The increase in the gross profit margin percent for non-OEM products was primarily due to:

o    Cost reductions attained during fiscal 2003 and the first quarter of fiscal
     2004
o    Cost reduced versions of the PVR-250 and PVR-USB  introduced  during fiscal
     2003
o Increase in our average Euro to USD contract rates, used to convert Euro sales to U.S. dollar sales, of about 24% for the three months ended March 31, 2004 (1.2359 versus 0.99938). Since about 75% of our European inventory is purchased in U.S. dollars, while most of the European sales are invoiced in Euros or Great British Pounds, the Company benefits from the higher converted Euro to U.S. dollar sales, which are sold against either stable or declining U.S. dollar unit inventory cost
o Sales of lower margin DEC boards declined as a percentage of sales from last year

The decrementing effect of OEM sales on our gross profit percentage was negligible for the three months ended March 31, 2004 due to the following factors:

Sales of our OEM PVR-250 boards for the three months ended March 31, 2004 were $1,488,977 and 8.86% of sales compared to sales of $1,331,866 and 9.57% of sales for the three months ended March 31, 2003. The gross profit percent was 12.21% on OEM sales for the three months ended March 31, 2004 compared to a gross profit percent of 9.38% for the three months ended March 31, 2003. The decrease in OEM sales as a percent of sales coupled with a higher gross profit resulted in an increase in the gross profit percent attributable to OEM sales of 0.03%.

The increase in the gross margin percent of 0.58% attributable to labor related and other costs for the three months ended March 31, 2004 is due to the increase in net sales for the three months ended March 31, 2004 over the three months ended March 31, 2003 of 20.73% exceeding the increase in labor related and other costs for the three months ended March 31, 2004 over the three months ended March 31, 2003 of 11.76%.



Results of operations-three  month period ended March 31, 2004 compared to March
31,2003-continued
-----------------
The  chart  below   illustrates   the   components   of  Selling,   General  and
Administrative costs:


                                                      Three months ended March  31,
                                                           Dollar Costs                   Percentage of Sales
                                                      ---------------------------------------------------------------
                                                                              Increase                       Increase
                                                         2004      2003      (Decrease)     2004     2003   (Decrease)
                                                         ----      ----       --------      ----     ----    --------

Sales and Marketing                                $ 2,041,614  $ 1,838,397   $ 203,217    12.15%    13.21%   -1.06%
Technical  Support                                     107,489      101,415       6,074     0.64%     0.73%   -0.09%
General and Administrative                           1,074,666      784,660     290,006     6.40%     5.64%    0.76%
                                                   -----------  -----------   ---------    -----     -----     -----
  Total                                            $ 3,223,769  $ 2,724,472   $ 499,297    19.19%    19.58%   -0.39%
  -----                                            ===========  ===========   =========    =====     =====     ====


Selling, General and Administrative expenses increased $499,297 from the prior year's second quarter. As a percentage of sales, Selling, General and
Administrative expenses decreased by 0.39% when compared to the three months ended March 31, 2003.

The increase in Sales and Marketing expense of $203,217, which accounted for approximately 41% of the total increase in Selling, General and Administrative expenses, was mainly due to:

o Higher advertising costs of $110,278 due to higher sales based co-operative advertising and increased special promotions
o Higher advertising costs of $64,606 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
o Increased commission expense of $19,181 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
o Increased European sales office costs of $80,916 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
o    Increased third party European merchandising program of $11,111
o    Increased public relation costs for launch of Media MVP product of $20,806
o Lower sales office expenses of $60,877 due to personnel shift and stricter budget controls
o    Lower catalogue placement costs of $26,692

The increase in General and Administrative expenses of $290,006 was primarily due to:

o    Higher  legal and legal  related  costs of  $272,629
o    Directors fees of $18,875
o    European accounting service fees $8,597
o    Lower bank and credit card fees of $6,307

Research and Development expenses decreased $3,861 . The decrease was mainly due to lower compensation costs attributable to less staff and less third party software development services used in the second quarter of fiscal 2004.

Arbitration Proceeding

In November 2002, the estate of Kenneth Aupperle ("Estate") filed a demand for arbitration against the Company with the American Arbitration Association. The Estate claimed certain property rights and interest in the Company, amounts due and owing to the Estate based on various corporate agreements with the late Mr. Aupperle and certain insurance policies. The Estate was seeking to recover a minimum of $2.5 million in damages, fees and expenses.

The arbitration proceeding was heard before a New York arbitration panel. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250 in relation to certain stock options. No fees or expenses were awarded.

The Company accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award.

Results of operations-three month period ended March 31, 2004 compared to March 31,2003-continued
-----------------

Litigation Proceeding

In March 2002, Polywell International, Inc. ("Polywell"), a supplier of cables to the Company, commenced an action seeking $339,520 in damages plus exemplary damages, attorney's fees, costs and interest with relation to certain unpaid invoices. The Company paid these invoices to the sales representative, who subsequently failed to forward the payments to Polywell. The Company had dealt with this sales representative over a number of years, who also represented himself as Polywell's payment and collection agent.

The case went to trial and was heard before a jury in the United States District Court in the Northern District of Texas, Dallas Division. Since the Company had dealt with the said sales representative for several years with respect to all purchasing and payment issues, the Company believed that paying the invoices to this sales representative was tantamount to paying Polywell. The jury however ruled in favor of Polywell and the court granted Polywell a judgment against the Company, awarding an amount of $339,520 to Polywell. In addition, the Company is obligated to pay Polywell's attorney's fees and interest. The Company accrued a charge of $500,000 in the second quarter of fiscal year 2004 to cover the award.

Other income

Net other income for the three months ended March 31, 2004 was $34,629 compared to net other income of $76,283 for the three months ended March 31, 2003 as detailed below:

                                                    Three months ended March 31,
                                                       2003              2004
                                                       ----              ----

Interest income                                     $  1,397           $ 4,034
Foreign currency transaction gains                    33,232            72,249
                                                    --------           -------
Total other income                                  $ 34,629           $76,283
                                                    --------           -------

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


Results of operations-three  month period ended March 31, 2004 compared to March
31,2003-continued
-----------------
Accumulated other comprehensive income (loss)-continued

The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro denominated accounts on HDE Sarl's books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. The Company had a translation gain of $704,183 recorded on the balance sheet as of September 30, 2003. For the three months ended March 31, 2004, the Company recorded on the balance sheet translation losses of $142,087. For the six months ended March 31 2004, the Company recorded on the balance sheet deferred translation gains $707,882 resulting in a translation gain of $1,412,065 recorded as a component of accumulated other comprehensive income as of March 31, 2004.

The  Company  uses  forward  exchange   contracts  to  reduce  our  exposure  to
fluctuations  in foreign  currencies.  Mark to market  gains and losses on these open  contracts  result  from the  difference  between the USD value of our open foreign  currency  forward  contracts at the average contract rate as opposed to the same  contracts  translated  at the  month end  forward  rate.  The  Company qualifies for cash flow hedge  accounting as  prescribed  under SFAS 133,  which allows the  Company to record the mark to market  gains and losses in the equity section of our balance sheet under accumulated other  comprehensive  income. The
Company had mark to market  losses of $234,591  recorded on the balance sheet as of September  30, 2003.  For the three months ended March 31, 2004,  the Company recorded as a component of other  comprehensive  income a mark to market loss of
$16,483.  For the six months  ended March 31,  2004,  the Company  recorded,  as component  of other  comprehensive  income,  a mark to market gain of  $187,978, resulting in a mark to market loss of $46,613 for contracts open as of March 31,
As stated above,  accumulated other comprehensive  income (loss) consists of two components:

o    Translations  gains and losses
o FAS 133 mark to market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):



                                             Balance         October to           Balance      January 04      Balance
Accumulated other comprehensive income        as of         December 2003          As of       to March 04       As of
---------------------------------------    September 30,       Gains            December 31,     Gains         March 31,
                                              2003           (losses)               2002       (losses)            2004
                                              ----            ------                ----        -------            ----

Translation  gains                         $  704,183       $  849,969         $ 1,554,152    $(142,087)      1,412,065
FAS 133 mark to market adjustments           (234,591)         204,461             (30,130)     (16,483)        (46,613)
                                           ----------       ----------         -----------    ---------      ----------
                                           $  469,592       $1,054,430         $ 1,524,022    $(158,570)     $1,365,452
                                           ==========       ==========         ===========    =========      ==========


Tax provision

Our net tax provision for the three months ended March 31, 2004 and 2003 is as follows:

                                                   Three months ended March  31,
                                                      2004              2003
                                                     ------            ------
Tax (benefit) attributable to U.S operations       $(360,800)       $ (162,300)
Tax  expense  European operations                     39,300            12,517
State taxes                                            7,500             7,000
Deferred tax asset valuation allowance               360,800           155,300
                                                   ---------        ----------
Net tax provision                                  $  46,800        $   12,517
                                                   =========        ==========

For the last four fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of March 31, 2004 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the loss incurred in the second quarter of fiscal 2004 from domestic operations.

Results of operations-three month period ended March 31, 2004 compared to March 31,2003-continued
-----------------
As a result of all of the above items mentioned in the Management's Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $544,390, for the three months ended March 31, 2004, which resulted in basic and diluted net income per share of $0.06 on weighted average basic and diluted shares of 8,901,734 and 9,749,907, respectively, compared to a net income of $260,515 for the three months ended March 31, 2003, which resulted in basic and diluted net income per share of $0.03 on weighted average basic and diluted shares of 8,862,774 and 8,959,821, respectively.

Options to purchase 120,513 and 1,240,122 shares of common stock at prices ranging $5.25 to $10.06 and $1.47 and $10.06, respectively, were outstanding for the three month period ending March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our fourth fiscal quarter (July to September). In addition, our international sales, mostly in the European, market, were 68%, 73% and 77% of sales for the years ended September 30, 2003, 2002 and 2003, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period.

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature of our retail sales.

Liquidity and Capital Resources

Our cash, working capital and stockholders' equity position is disclosed below:

                                       March 31,      September 30,
                                          2004            2003
                                        -------           ----

Cash                                $   6,535,122    $   5,838,160
Working Capital                        13,476,505       10,859,953
Stockholders' Equity                   14,011,031       11,468,685


We had cash and cash equivalents as of March 31, 2004 of $6,535,122, an increase of $696,952 from September 30, 2003.

The increase was due to:

Net income adjusted for non cash items                        $ 1,670,971
Increase in accounts payable other current liabilities          2,831,962
Decrease in accounts receivable                                   360,712
Proceeds from employee stock purchases                             96,569
Less cash used for:
Increase in inventories                                        (4,083,229)
Increase in prepaid expenses and other current assets            (133,175)
Capital equipment purchases                                       (46,848)
 Net cash  increase                                              $696,962
                                                                =========

Net cash of $647,241 provided by operating activities was primarily due to increases in accounts payables and accrued expenses of $2,831,962, a decrease in accounts receivable of $360,712 and net income adjusted for non cash items of $1,670,971 offset somewhat by increases in inventories and prepaid expenses and other current assets of $4,083,229 and $133,175 respectively.

Cash of $46,848 was used to purchase fixed assets. Proceeds from the stock purchased by employees through the employee stock purchase plan provided additional cash of $96,569.

On November 8, 1996, we approved a stock repurchase program. The program, as amended, authorizes the Company to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of March 31, 2004, we held 542,067 treasury shares purchased for $1,497,216 at an average purchase price of approximately $2.76 per share.

We believe that our cash and cash equivalents as of March 31, 2004 and our internally generated cash flow will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual Obligations

The following table shows the Company's contractual obligations related to lease obligations as of March 31, 2004:

                                                Payments  due  by  period
Contractual obligations          Total     1 year     1-3 years    Over 3 years
-----------------------          -----     ------     ---------    ------------
Operating lease obligations    $ 2,120,166 $ 381,567  $ 1,333,599  $ 405,000
                               =========== =========  ===========  =========

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of the our financial statements:

o    Revenue Recognition
o    Management's estimates
o Hedging program for European subsidiary inventory purchases denominated in U.S. dollars
o Translation of assets and liabilities denominated in non functional currencies on our European financial statements

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

Our European subsidiary accounted for approximately 67% and 71% of our net sales for fiscal 2003 and fiscal 2002, respectively. All of our European sales are denominated in local currencies, primarily the Euro and Great British Pound. On the supply side, since we predominantly deal with North American and Asian suppliers, approximately 75% of our inventory supporting our Euro and Great British Pound sales are purchased and paid in U.S. Dollars. Consequently, changes in exchange rates expose our U.S. denominated inventory on the books of our European subsidiary to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. Dollar. In an attempt to minimize these risks, we enter into forward exchange contracts with financial institutions.

We do not enter into contracts for speculative purposes. We enter into monthly window contracts covering an average period of three months based on existing or anticipated future inventory purchases. Although we enter into these contracts to reduce the short term impact of currency rate changes, the following risks are still inherent in hedging the Euro:

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on our financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks
--------------------------------------------------------------------

Derivatives and Hedging Activities

Product is invoiced to our European customers in local currencies and payments from our customers are received in local currencies (primarily the Euro and Great British Pound). On the supply side, since we predominantly deal with North American and Asian suppliers, approximately 75% of our inventory supporting our Euro and Great British Pound sales are purchased and paid in U.S. Dollars. Consequently, changes in exchange rates expose our U.S. denominated inventory on the books of our European subsidiary to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. Dollar. We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions. The purpose of these forward contracts is to hedge the foreign currency market exposures underlying the forecasted U.S. Dollar denominated inventory purchases required to support our European sales.

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

As of March 31 2004, we had foreign currency contracts outstanding of approximately $3,257,726 against the delivery of the Euro. The contracts expire through September 2004. Our accounting policies for these instruments are based on its designation of such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". As of March 31, 2004, a deferred loss of $46,613 reflecting the net mark to market loss of our derivatives was recorded as a component of accumulated other comprehensive income on our balance sheet.

For the three months and six months ended March 31, 2004, we recorded a decrease in sales of $103,835 and $909,368, respectively, related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the three months and six months ended March 31, 2003, we recorded a decrease in sales of $609,100 and $1,158,700, respectively, related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts.

Item 4. Controls and Procedures
-------------------------------

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings

We were involved in arbitration proceedings before the American Arbitration Association, which had been brought against the Company by the estate of the late Mr. Kenneth Aupperle ("Estate"). The Estate was claiming property rights and interest in the Company, certain amounts due and owing to the Estate based on various corporate agreements with Mr. Aupperle and certain insurance policies, such amount to be no less than $2,500,000.

On April 19, 2004, the arbitration panel awarded the estate of Kenneth Aupperle, one of the Company's founders and former President, a total of $206,250. No other fees or expenses were awarded.

The Company accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award.

See Note 11 in the "NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS" and "Managements discussion and analysis of financial results" with respect to certain litigation with Polywell International, Inc.

Item 5.  Other information

This information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference in any filing under the Securities Act of 1933, as amended or the Exchange Act except as shall be expressly set forth by specific reference in such a filing.

We occupy a facility located in Hauppauge New York and use it for executive offices and for the testing, storage and shipping of our products. In February 1990, Hauppauge Computer Works, Inc., a wholly-owned subsidiary of the Company ("HCW"), entered into a lease, as amended, with Ladokk Realty Co. (successor company now known as Ladokk Realty Co., LLC), a real estate partnership which is principally owned by Kenneth Plotkin, the Company's Chairman of the Board, Chief Executive Officer, and Vice President of Marketing and the holder of approximately 6% of the Company's outstanding Common Stock as of May 14, 2003, Dorothy Plotkin, the wife of Kenneth Plotkin, a holder of approximately 6% of the Company's Common Stock as of May 14, 2004 and Laura Auppele, believed by the Company to be the holder of approximately 12% of the Company's Common Stock as of May 14, 2004. Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by the Company. On February 17, 2004 HCW and Ladokk terminated the old lease and HCW entered into a new lease agreement with Ladokk Realty Co., LLC. The lease term is for five years and terminates on February 16, 2009. Concurrently with the new lease, our landlord completed a refinancing of its mortgages, and the new lender did not require us to sign a guarantee. In recognition of this, we are no longer obligated to guarantee the landlord's mortgages.

The Company's Audit Committee is in the process of evaluating the February 17, 2004 lease.

On May 13, 2004, HAUPPAUGE DIGITAL, INC. issued a press release announcing its financial results for the fiscal quarter ended March 31, 2004. A copy of this press release is furnished as Exhibit 99.1 to this Report.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Lease, dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works, Inc.

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

99.1 Press Release, dated May 13, 2004 issued by HAUPPAUGE DIGITAL, INC.

(b) Reports on form 8-K

The Company filed one current Report on Form 8-K during the fiscal quarter ended March 31, 2004 as follows:

Date of report:  January  12, 2004
Item reported : 5, 7 and 12

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HAUPPAUGE DIGITAL, INC.
                                           -----------------------
                                           Registrant


Date:  May 14, 2004                        By:/s/ Kenneth Plotkin
       ------------                          -----------------------------------
                                             KENNETH  PLOTKIN
                                             Chief Executive Officer, Director,
                                             Vice President of Marketing
                                            (Principal Executive Officer)
                                             and Director


Date:  May 14, 2004                        By:/s/ Gerald Tucciarone
       ------------                          ----------------------------------
                                             GERALD TUCCIARONE
                                             Treasurer and Chief
                                             Financial Officer