Form 10-Q
period 2004-06-30
HAUPPAUGE DIGITAL INC
filed 2004-08-16
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June  30,  2004

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

                    91 Cabot Court, Hauppauge, New York 11788
                    -----------------------------------------
          (Address of principal executive offices, including zip code)

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

As of August, 9 2004, 9,126,831 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    ----------------------------------------

                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION
        ---------------------

Item 1. Financial Statements                                            Page No.
        --------------------                                            --------

Condensed Consolidated Balance Sheets-
     June 30, 2004 (unaudited) and September 30, 2003 (audited)                3

Condensed Consolidated Statements of Income-
     Nine months ended June 30, 2004 (unaudited) and 2003 (unaudited)          4

Condensed Consolidated Statements of Income -
     Three months ended June 30, 2004 (unaudited) and 2003 (unaudited)         5

Condensed Consolidated Statements of Other Comprehensive Income -
     Three months and nine months ended June 30, 2004 (unaudited)
     and 2003 (unaudited)                                                      6

Condensed Consolidated Statements of Cash Flows-
     Nine Months ended June 30, 2004 (unaudited) and 2003 (unaudited)          7

Notes to Condensed Consolidated Financial Statements                        8-13

Item 2. Management's  Discussion and Analysis of Financial Condition and
Results of Operations                                                      14-28

Item 3. Quantitative and Qualitative Disclosures about Market Risks        28-29

Item  4. Controls and Procedures                                              29

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                     30

Item 5. Other Information                                                     30

Item 6. Exhibits and Reports on Form 8-K                                      30

SIGNATURES                                                                    31

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

                     HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          June  30,   September 30,
                                                                                             2004          2003
                                                                                         (Unaudited)    (Audited)
                                                                                ----------------------------------------
Assets:

 Current Assets:
     Cash and cash equivalents                                                        $   9,427,652    $ 5,838,160
     Receivables, net of  various allowances                                              7,047,567      9,182,758
     Inventories                                                                          7,519,023      5,474,374
     Prepaid expenses and other current assets                                              792,829        546,328
                                                                                ----------------------------------------
                Total current assets                                                     24,787,071     21,041,620

     Property, plant and equipment, net                                                     428,240        532,516
     Security deposits and other non current assets                                          77,342         76,216
                                                                                ----------------------------------------
                                                                                       $ 25,292,653    $21,650,352
                                                                                ========================================
 Liabilities and Stockholders' Equity:

 Current Liabilities:
    Accounts payable                                                                   $  6,971,191    $ 7,452,867
    Accrued expenses                                                                      3,793,391      2,539,678
    Income taxes payable                                                                    202,222        189,122
                                                                                ----------------------------------------
              Total current liabilities                                                  10,966,804     10,181,667

 Stockholders' Equity
    Common Stock, $0.01 par value; 25,000,000 shares authorized,
          9,668,898 and 9,420,315  issued, respectively                                      96,689         94,203
    Additional paid-in capital                                                           12,770,663     12,302,119
    Retained earnings                                                                     1,805,874         99,987
    Accumulated other comprehensive income                                                1,149,839        469,592
    Treasury Stock, at cost, 542,067 shares                                              (1,497,216)    (1,497,216)
                                                                                ----------------------------------------
             Total stockholders' equity                                                  14,325,849     11,468,685
                                                                                ----------------------------------------
                                                                                       $ 25,292,653    $21,650,352
                                                                                ========================================


See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                       Nine months ended June  30,
                                                                                    ---------------------------------
                                                                                             2004            2003
                                                                                    ---------------------------------

Net Sales                                                                               $48,828,873      $39,450,126
Cost  of Sales                                                                           35,758,126       29,905,216
                                                                                    ---------------------------------
    Gross Profit                                                                         13,070,747        9,544,910

Selling, General and  Administrative Expenses                                             9,272,449        8,068,951
Research & Development Expenses                                                           1,367,270        1,429,171
Arbitration proceeding                                                                      206,250                -
Litigation proceeding                                                                       427,000                -
                                                                                    ---------------------------------
    Income from operations                                                                1,797,778           46,788

Other Income:
  Interest income                                                                             4,373           13,148
  Foreign currency                                                                           21,959           40,586
                                                                                    ---------------------------------
Other income                                                                                 26,332           53,734
                                                                                    ---------------------------------
      Income before taxes on income                                                       1,824,110          100,522
Tax provision                                                                               118,223           39,000
                                                                                    ---------------------------------
      Net income                                                                         $1,705,887          $61,522
                                                                                    =================================
Net income per share:
    Basic                                                                                     $0.19            $0.01
    Diluted                                                                                   $0.18            $0.01
                                                                                    =================================



See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                        Three months ended June 30,
                                                                                    ----------------------------------
                                                                                              2004            2003
                                                                                    ----------------------------------

Net Sales                                                                                $13,794,292     $10,010,782
Cost of Sales                                                                             10,236,138       7,756,306
                                                                                    ---------------------------------
    Gross Profit                                                                           3,558,154       2,254,476

Selling, General and Administrative Expenses                                               2,928,064       2,638,177
Research & Development Expenses                                                              512,606         487,847
Litigation proceeding                                                                       (73,000)               -
                                                                                    ---------------------------------
    Income (loss) from operations                                                            190,484        (871,548)

Other Income:
  Interest income                                                                              1,237           3,143
  Foreign currency                                                                                60          12,940
                                                                                    ---------------------------------
Other income                                                                                   1,297          16,083
                                                                                    ---------------------------------
      Income (loss) before taxes on income                                                   191,781        (855,465)
Tax provision                                                                                 23,144               -
                                                                                    ---------------------------------
      Net income (loss)                                                                   $  168,637     $  (855,465)
                                                                                    =================================

Net income (loss) per share:
    Basic and Diluted                                                                          $0.02         ($0.10)
                                                                                    =================================


See accompanying notes to condensed consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                   Three months ended June 30,
                                                   ---------------------------
                                                       2004           2003
                                                       ----           ----

Net income (loss)                                   $ 168,637     $ (855,465)
Forward exchange contracts marked to market            26,138         18,169
Foreign currency translation (loss) gain             (241,751)       197,917
                                                   ---------------------------
Other  comprehensive (loss)                         $ (46,976)    $ (639,379)
                                                   ===========================



                                                    Nine months ended June 30,
                                                    --------------------------
                                                         2004           2003
                                                         ----           ----

Net income                                         $  1,705,887     $  61,522
Forward exchange contracts marked to market             214,116      (336,926)
Foreign currency translation gain                       466,131       361,963
                                                   ---------------------------
Other  comprehensive income                        $  2,386,134     $  86,559
                                                   ===========================

See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine months ended June  30,
                                                                       2004                 2003

                                                                 -------------------------------------
Net income                                                          $1,705,887          $   61,522
                                                                 -------------------------------------
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                     181,441             205,945
     Other non cash items                                               11,541              30,903
Changes in current assets and liabilities:
      Accounts receivable                                            2,815,438           1,448,442
      Inventories                                                   (2,044,649)           (221,337)
      Prepaid expenses and other current assets                       (246,501)           (171,677)
     Accounts payable and other current liabilities                    785,137            (792,715)
                                                                 -------------------------------------
          Total adjustments                                          1,502,407             499,561
                                                                 -------------------------------------
Net cash provided by operating activities                            3,208,294             561,083
                                                                 -------------------------------------

Cash Flows From Investing Activities:
    Purchases of property, plant and equipment                         (77,165)           (167,365)
                                                                 -------------------------------------
       Net cash used in investing activities                           (77,165)           (167,365)
                                                                 -------------------------------------


Cash Flows From Financing Activities:
Proceeds from employee stock and stock option  purchases               458,363              24,657
Purchase of treasury stock                                                   -             (35,642)
                                                                 -------------------------------------
       Net cash provided by (used in) financing activities             458,363             (10,985)
                                                                 -------------------------------------
       Net increase in cash and cash equivalents                     3,589,492             382,733
Cash and cash equivalents, beginning of period                       5,838,160           4,964,522
                                                                 -------------------------------------
Cash and cash equivalents, end of period                            $9,427,652         $ 5,347,255
                                                                 =====================================
Supplemental disclosures:
   Income taxes paid                                                $   85,213         $    40,262
                                                                 =====================================



See accompanying notes to condensed consolidated financial statements

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month and nine month period ended June 30, 2004 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in Hauppauge Digital Inc.'s ("the Company") September 30, 2003 Form 10-K.

The operating results for the three month and nine month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the September 30, 2004 year end.

Note 2. Receivables

Accounts and other receivables consisted of the following as of June 30, 2004:

                                                   June 30,       September 30,
                                                     2004             2003
                                                 -----------      -------------
Trade receivables                                $ 6,404,036      $ 7,435,539
Receivable from contract manufacturers             3,598,295        4,134,456
GST and VAT taxes receivables                        236,822          289,700
Allowances and reserves                           (3,307,184)      (2,887,184)
Income tax receivable                                  7,582          175,000
Other                                                108,016           35,247
                                                 -----------      -----------
                                                 $ 7,047,567      $ 9,182,758
                                                 ===========      ===========

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

As of June 30, 2004, we had foreign currency contracts outstanding of approximately $3,926,000 against the delivery of the Euro. The contracts expire through December 2004. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". The Company recorded a deferred gain of $214,116 for the nine months ended June 30, 2004. As of June 30, 2004, a deferred loss of $20,475 reflecting the cumulative mark to market loss of our derivatives, was recorded as a component of accumulated other comprehensive income on the balance sheet.

The Company uses the average monthly forward contract exchange rate to translate Euro sales into our U.S. dollars reporting currency. For the three months ended June 30, 2004, using the average contract rate resulted in an increase in Euro to U.S. dollar translated sales of $45,403. For the nine month period ending June 30, 2004, if

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


the Company had used the average spot rate, we would have recorded an increase in Euro to U.S dollar translated sales of $863,965 related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the three months and nine months ended June 30, 2003, if the Company had used the average spot rate, we would have recorded an increase in Euro to U.S dollar translated sales of $366,300 and $1,525,100, respectively, related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts.

Note 4.  Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

                                                June 30,         September 30,
                                                 2004                2003
                                                 ----                ----

     Component Parts                         $ 3,059,888         $ 1,446,670
     Finished Goods                            4,459,135           4,027,704
                                             -----------         -----------
                                             $ 7,519,023         $ 5,474,374
                                             ===========         ===========

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

                                                                            Three Months Ended            Nine Months Ended
                                                                                  June 30,                    June  30
                                                                            2004        2003            2004            2003
                                                                       ------------------------      -------------------------
Weighted average shares outstanding-basic                               9,047,561     8,869,832      8,943,087       8,863,663
Number of shares issued on the assumed exercise of stock options          972,176             -        749,388         143,625
                                                                       ----------     ---------      ---------       ---------
Weighted average shares outstanding-diluted                            10,019,697     8,869,832      9,692,475       9,007,288
                                                                       ==========     =========      =========       =========

Options to purchase 38,906 and 1,782,601 shares of common stock at prices ranging $8.75 to $10.06 and $1.05 and $10.06, respectively, were outstanding for the three month period ending June 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 111,304 and 1,028,522 shares of common stock at prices ranging $5.25 to $10.06 and $1.88 and $10.06, respectively, were outstanding for the nine month period ending June 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive

Note 6. Accumulated Other Comprehensive Income

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

As of June 30, 2004, appearing in the equity section under " Accumulated other comprehensive income" was a deferred gain of $1,149,839, which consisted of a deferred translation gain of $1,170,314 and a deferred loss of $20,475 due to the mark to market losses on the difference between the value of our open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward spot rate.

The Company's Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

Note 7. Revenue Recognition

We sell our products through a sales channel which consists of retailers, distributors and original equipment manufacturers ("OEM's"). Our prices are fixed consistently over the entire sales channel. The majority of our customers are granted open payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

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

The Company offers it customers a right of return, but does not offer stock balancing. Our accounting complies with Statement of Accounting Standards 48 as typically at the end of every quarter, the Company, based on historical data, evaluates its sales reserve level based on the previous six months sales. Due to the seasonal nature of our business coupled with the changing economic environment, management exercises some judgement with regard to the historical data to arrive at the reserve.

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

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

We offer three types of digital TV receivers. Our WinTV(R) digital receivers can receive digital TV transmissions and display the digital TV show in a re-sizeable window on a user's PC screen. Our Digital Entertainment Center ("DEC") products allow users to receive digital TV broadcasts and display the digital TV on either a TV set or a PC screen. Our MediaMVP(TM) product was designed to allow PC users to play digital media such as digital music, digital pictures and digital videos on a TV set via a home network.

Note  8.  Product Segment and Geographic Information-continued

We sell our products through a sales channel which consists of retailers, distributors and OEM's. Sales by functional category are as follows:

                              Three months ended June 30,          Nine months ended June 30,
                                  2004           2003                 2004            2003
                                  ----           ----                 ----            ----
Product line sales
------------------
Analog sales                  $10,946,522     $ 6,948,851          $39,099,757     $28,371,468
Digital sales                   2,847,770       3,061,931            9,729,116      11,078,658
                              -----------     -----------          -----------     -----------
                              $13,794,292     $10,010,782          $48,828,873     $39,450,126
                              ===========     ===========          ===========     ===========

European sales accounted for 66% and 67% and 69% and 69% of sales for the three and nine months ended June 30, 2004 and 2003, respectively. Sales percent by geographic region are as follows:

                                     Three months ended June 30,     Nine months ended June 30,
                                     ---------------------------     --------------------------
                                         2004           2003            2004            2003
                                         ----           ----            ----            ----
Sales percent by geographic region
---------------------------
United States                             32%            31%            29%             30%
Europe                                    66%            67%            69%             69%
Asia                                       2%             2%             2%              1%
                                         ---            ---            ---             ---
    Total                                100%           100%           100%            100%
                                         ===            ===            ===             ===

Note 9. Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded so long as the quoted market price of the stock at the date of the grant is equal to the exercise price.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The weighted average fair value of options granted during the three and nine months ended June 30, 2004 and June 30 2003 was $0.43 and $0.42, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended June 30, 2004 and June 30, 2003: risk-free interest rates of 3.25%, volatility factor of the expected market price of the Company's Common Stock of 40%, assumed dividend yield of 0%, and a weighted-average expected life of the option of 5 years.

Under the accounting provisions of FAS 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                    Three months ended              Nine months ended
                                                                    ----------------------------------------------------
                                                                     June 30,    June  30,       June 30,      June  30,
                                                                       2004        2003             2004           2003
                                                                       ----        ----             ----           ----

Net income (loss) as reported                                       $168,367     $(855,465)      $1,705,887      $61,522
-----------------------------
   Deduct:  Total stock-based employee compensation expense
     Determined under fair value method, net of related taxes        (24,788)      (11,626)         (74,364)     (34,877)
                                                                    --------     ---------       ----------      -------
Pro forma net income (loss)                                         $143,579     $(867,091)      $1,631,523      $26,645
---------------------------                                         ========     =========       ==========      =======

Net income (loss) per share - as reported:

Basic                                                               $   0.02     $   (0.10)      $     0.19      $  0.01
                                                                    ========     ==========      ==========      =======
Diluted                                                             $   0.02     $   (0.10)      $     0.18      $  0.01
                                                                    ========     ==========      ==========      =======
Net income (loss) per share - pro forma:

Basic                                                               $   0.02     $   (0.10)      $     0.18      $  0.00
                                                                    ========     ==========      ==========      =======
Diluted                                                             $   0.01     $   (0.10)      $     0.17      $  0.00
                                                                    ========     ==========      ==========      =======

Note 10.  Arrangements with Off-Balance Sheet Risk - Guarantees

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. FIN 45 has the general effect of delaying recognition for a portion of the revenue for product sales that are accompanied by certain third-party guarantees. The financial statement recognition provisions became effective prospectively beginning January 1, 2003. Since January 1, 2003, the Company has not entered into any new guarantees.

We occupy a facility located in Hauppauge New York and use it for executive offices and for the testing, storage and shipping of our products. In February 1990, Hauppauge Computer Works, Inc., a wholly-owned subsidiary of the Company ("HCW"), entered into a lease, as amended, with Ladokk Realty Co. (successor company now known as Ladokk Realty Co., LLC), a real estate partnership which is principally owned by Kenneth Plotkin, the Company's Chairman of the Board, Chief Executive Officer, and Vice President of Marketing and the holder of approximately 6% of the Company's outstanding Common Stock as of August 16, 2004, Dorothy Plotkin, the wife of Kenneth Plotkin, a holder of approximately 6% of the Company's Common Stock as of August 16, 2004 and Laura Auppele, believed by the Company to be the holder of approximately 12% of the Company's Common Stock as of August 16, 2004. Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by the Company. On February 17, 2004, HCW and Ladokk terminated the old lease and HCW entered into a new lease agreement with Ladokk Realty Co., LLC. The lease term is for five years and terminates on February 16, 2009. Concurrently with the new lease, our landlord completed a refinancing of its mortgages, and the new lender did not require us to sign a guarantee. In recognition of this, we are no longer obligated to guarantee the landlord's mortgages.

The Company's Audit Committee is in the process of evaluating the February 17, 2004 lease.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 11. Arbitration and Litigation Proceedings

Arbitration Proceeding

In November 2002, the estate of Kenneth Aupperle ("Estate") filed a demand for arbitration against the Company with the American Arbitration Association. The Estate claimed certain property rights and interest in the Company, amounts due and owed to the Estate based on various corporate agreements with the late Mr. Aupperle and certain insurance policies. The Estate was seeking to recover a minimum of $2.5 million in damages, fees and expenses.

The arbitration proceeding was heard before a New York arbitration panel. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250 in relation to certain stock options. No fees or expenses were awarded. The Company accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award. The $206,250 award was paid in May 2004.

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

The Company accrued a charge of $500,000 during the second fiscal quarter of 2004 to cover the award. Subsequent negotiation reduced the award to $427,000, and the Company paid the award in June 2004. The reduction in the final award has been reflected in our third quarter results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine Month Period ended June 30, 2004 Compared to June 30, 2003
---------------------------------------------------------------

Results of operations for the nine months ended June 30, 2004 compared to June 30, 2003 are as follows:

                                                         Nine          Nine
                                                         Months        Months
                                                         Ended         Ended         Variance         Percentage of sales
                                                         6/30/04       6/30/03          $           2004   2003     Variance
                                                         -------       -------          -           ----   ----     --------


Net Sales                                             $ 48,828,873   $ 39,450,126  $ 9,378,747     100.0%  100.0%         0
Cost of sales                                           35,758,126     29,905,216    5,852,910     73.23%  75.81%     -2.58%
                                                        ----------     ----------    ---------     -----   -----       ----
Gross Profit                                            13,070,747      9,544,910    3,525,837     26.77%  24.19%      2.58%
Gross Profit %                                               26.77%         24.19%        2.58%

Costs:
Sales & Marketing                                        6,075,015      5,356,753      718,262     12.44%  13.58%     -1.14%
Technical Support                                          332,707        314,318       18,389      0.68%   0.80%     -0.12%
General & Administrative                                 2,864,727      2,397,880      466,847      5.87%   6.08%     -0.21%
                                                         ---------      ---------      -------      ----    ----       ----
Total Selling, General and Administrative costs          9,272,449      8,068,951    1,203,498     18.99%  20.46%     -1.47%
Research & Development                                   1,367,270      1,429,171      (61,901)     2.80%   3.62%     -0.82%
                                                         ---------      ---------      -------      ----    ----       ----
Total Costs                                             10,639,719      9,498,122    1,141,597     21.79%  24.08%     -2.29%
                                                        ----------      ---------    ---------     -----   -----       ----
Net operating income before arbitration & litigation     2,431,028         46,788    2,384,240      4.98%   0.11%      4.87%

Arbitration & litigation items:

Arbitration proceeding                                     206,250              -      206,250      0.43%   0.00%      0.43%
Litigation proceeding                                      427,000              -      427,000      0.87%   0.00%      0.87%
                                                           -------                     -------      ----    ----       ----
Net operating income                                     1,797,778         46,788    1,750,990      3.68%   0.11%      3.57%

Other income
------------
Interest income                                              4,373         13,148       (8,775)     0.01%   0.04%      0.43%
Foreign currency                                            21,959         40,586      (18,627)     0.04%   0.11%      0.87%
                                                            ------         ------      -------      ----    ----       ----
  Total other income                                        26,332         53,734      (27,402)     0.05%   0.15%     -0.10%
                                                            ------         ------      -------      ----    ----       ----
Income before taxes on income                            1,824,110        100,522    1,723,588      3.73%   0.26%      3.47%
Taxes on income                                            118,223         39,000       79,223      0.24%   0.10%      0.14%
                                                      ------------      ---------    ---------      ----    ----       ----
Net income                                            $  1,705,887      $  61,522   $1,644,365      3.49%   0.16%      3.33%
                                                      ============      =========    =========      ====    ====       ====

Net sales for the nine months ended June 30, 2004 increased $9,378,747 compared to the nine months ended June 30, 2003 as shown on the table below.

                                                                        Increase
                                                                        (decrease)   Increase     Percentage of sales by
                               Nine Months        Nine Months           Dollar      (decrease)      Geographic region
Location                       ended 6/30/04      ended 6/30/03         Variance     Variance %     2004          2003
--------                       -------------      -------------         --------     ----------     ----          ----

Domestic                       $14,366,529        $11,779,917           $2,586,612       22%         29%           30%
Europe                          33,756,324         27,127,121            6,629,203       24%         69%           69%
Asia                               706,020            543,088              162,932       30%          2%            1%
                               -----------        -----------           ----------       --         ---           ---
  Total                        $48,828,873        $39,450,126           $9,378,747       24%        100%          100%
                               ===========        ===========           ==========       ==         ===           ===

The primary factors contributing the sales increase were:

o Stronger demand for retail WinTV-PVR-250 products due to exposure generated from WindowsXP Media Center awareness
o Increased WinTV-PVR-USB2 sales due to introduction of lower cost model during fiscal 2003
o    Introduction in early fiscal 2004 of MediaMVP product
o    Increased sales of OEM `Amity1' board for WindowsXP Media Center
o    Higher sales of WinTV-USB analog product
o    Increased DVB sales in Europe
o Increase in our average Euro to USD contract rate of approximately 19.0% (1.1828 versus 0.9927) for the nine months ended June 30, 2004 over the same period of last year, which yielded higher converted Euro to USD sales

Results of operations-nine month period ended June 30, 2004 compared to June 30, 2003-continued
--------------

The increases were offset somewhat by:

o    Decrease in Digital Entertainment Center (DEC) sales
o    Decrease in low end WinTV family sales
o $90,000 reduction in sales for price protection due to anticipated price reductions on older products
o Increase in sales return reserve of $320,000 to reflect increased prior six month sales level and residual product returns on in-warranty products


Net sales to domestic customers were 29% of net sales for the nine months ended June 30, 2004 compared to 30% for the nine months ended June 30, 2003. Net sales to European customers were 69% of net sales for the periods ending June 30, 2004 and 2003. Net sales to Asian customers were 2% for the period ending June 30, 2004 compared to 1% for the period ending June 30, 2003.

Gross profit increased $3,525,837 for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003.

The increases and (decreases) in the gross profit are detailed below:

                                                                   Increase
                                                                  (decrease)
                                                                  -----------
Due to increased sales                                            $3,061,262
Increase in gross margin on non OEM products                       1,999,051
Effect on gross margin due to lower margin OEM sales                (494,222)
Price protection                                                     (90,000)
Due to increases in labor related and other costs                   (950,254)
                                                                    --------
      Total  increase in gross profit                             $3,525,837
                                                                  ==========

Gross profit percentage for the nine months ended June 30, 2004 was 26.77% compared to 24.19% for the nine months ended June 30, 2003, an increase of 2.58%.

The increases and (decreases) in the gross profit percent are detailed below:

                                                                   Increase
                                                                   (decrease)
                                                                   ----------

Increase in gross margin on non OEM products                           4.23%
Effect on gross margin due to lower margin OEM sales                  (1.01%)
Price protection                                                      (0.13%)
Due to increases in labor related and other costs                     (0.51%)
                                                                      -----
      Net increase in gross profit                                     2.58%
                                                                      =====


The increase in the gross profit margin on non-OEM products of 4.23% was primarily due to:

o    Cost  reductions  attained  during fiscal 2003 and the first half of fiscal
     2004
o Cost reduced versions of the WinTV-PVR-250 and WinTV-PVR-USB2 introduced during fiscal 2003
o Increase in our average Euro to USD contract rates, used to convert Euro sales to U.S. dollar sales, of 19% (1.1828 versus 0.9927) for the nine months ended June 30, 2004 over the same period of last year. Since about 75% of our European inventory is purchased in U.S. dollars, while most of the European sales are invoiced in Euros or Great British Pounds, the Company benefits from the higher converted Euro to U.S. dollar sales, which are sold against either stable or declining U.S. dollar unit inventory cost
o Sales of lower margin DEC products declined as a percentage of sales from last year

The decrease in the gross profit percentage of 1.01% attributable to the mix of OEM sales for the nine months ended June 30, 2004 was due to the increase in OEM sales. The higher mix of lower margin OEM sales during the first nine months of fiscal 2004 compared to fiscal 2003 caused a decrease in gross profit percent of 1.01% over the prior year.

Results of operations-nine month period ended June 30, 2004 compared to June 30, 2003-continued
--------------

The decrease in the gross margin percent of 0.51% attributable to labor related and other costs for the nine months ended June 30 , 2004 was due to the percentage increase in labor related and other costs for the nine months ended June 30, 2004 over the nine months ended June 30, 2003 of 32.18% exceeding the percentage increase in sales of 23.77%.

The  chart  below   illustrates   the   components   of  Selling,   General  and
Administrative costs:

                                                Nine months ended June  30,
                                                ---------------------------
                                                       Dollar Costs                                Percentage of Sales
                                     ------------------------------------------------------------------------------------------
                                                                             Increase                                Increase
                                           2004             2003             (Decrease)         2004         2003    (Decrease)
                                     ---------------- ------------------ ------------------ ------------ ---------- ------------
Sales and Marketing                    $6,075,015         $5,356,753         $ 718,262         12.44%       13.58%     -1.14%
Technical  Support                        332,707            314,318            18,389          0.68%        0.80%     -0.12%
General and Administrative              2,864,727          2,397,880           466,847          5.87%        6.08%     -0.21%
                                        ---------          ---------           -------          ----         ----       ----
    Total                              $9,272,449         $8,068,951        $1,203,498         18.99%       20.46%     -1.47%
                                       ==========         ==========        ==========         =====        =====       ====

Selling, General and Administrative expenses increased $1,203,498 from the prior year. As a percentage of sales, Selling, General and Administrative expenses decreased by 1.47% when compared to the nine months ended June 30, 2003.

The increase in Sales and Marketing expense of $718,262, which accounted for approximately 60% of the total increase in Selling, General and Administrative expenses, was mainly due to:

o Higher advertising costs of $303,199 due to higher sales based co-operative advertising and increased special promotions
o Higher advertising costs of $181,030 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
o    Increased commission expense of $73,889 due to higher sales
o Increased commission expense of $47,306 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
o Increased European sales office costs of $193,684 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
o    Increased European merchandising programs of $76,684
o    Increased public relation costs for product launches of $41,076
o Higher European rep costs of $ 80,395 due to addition of rep and support costs
o    Lower merchandise material promotions of $99,158
o Lower sales office expenses of $187,220 due to personnel shift and stricter budget controls

The increase in General and Administrative expenses of $466,847 was primarily due to:

o Higher legal and legal related costs of $311,922 due to litigation and arbitration cases
o    Directors fees of $70,924
o    European accounting service fees $40,756
o Increment to account receivables reserves of $25,000 in reflection of higher sales

Research and Development expenses decreased $61,901. The decrease was mainly due to lower compensation costs attributable to open positions not filled and less use of third party software development in fiscal 2004 compared to fiscal 2003.

Results of operations-nine month period ended June 30, 2004 compared to June 30,2003 continued
-----------------

Arbitration Proceeding

In November 2002, the estate of Kenneth Aupperle ("Estate") filed a demand for arbitration against the Company with the American Arbitration Association. The Estate claimed certain property rights and interest in the Company, amounts due and owed to the Estate based on various corporate agreements with the late Mr. Aupperle and certain insurance policies. The Estate was seeking to recover a minimum of $2.5 million in damages, fees and expenses.

The arbitration proceeding was heard before a New York arbitration panel. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250 in relation to certain stock options. No fees or expenses were awarded. The Company accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award. The $206,250 award was paid in May 2004.

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

The Company accrued a charge of $500,000 during the second fiscal quarter of 2004 to cover the award. Subsequent negotiation reduced the award to $427,000, and the Company paid the award in June 2004. The reduction in the final award has been reflected in our third quarter results.

Other income

Net other income for the nine months ended June 30, 2004 was $26,332 compared to net other income of $53,734 for the nine months ended June 30, 2003 as detailed below:

                                                   Nine months ended June 30,
                                                     2004                2003
                                                     ----                ----

  Interest income                                  $  4,373            $13,148
  Foreign currency transaction gains (losses)        21,959             40,586
                                                     ------             ------
  Total other income  (expense)                    $ 26,332            $53,734
                                                   ========            =======

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

Results of operations-nine month period ended June 30, 2004 compared to June 30, 2003 continued
------------------

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

Accumulated other comprehensive income (loss)

The Euro is the functional currency of the Company's European subsidiary, HDE Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro denominated accounts on HDE Sarl's books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. The Company had a translation gain of $704,183 recorded on the balance sheet as of September 30, 2003. For the nine months ended June 30 2004, the Company recorded on the balance sheet deferred translation gains $466,131 resulting in a translation gain of $1,170,314 recorded as a component of accumulated other comprehensive income as of June 30, 2004.

The  Company  uses  forward  exchange   contracts  to  reduce  our  exposure  to
fluctuations in foreign currencies. Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate. The Company qualifies for cash flow hedge accounting as prescribed under SFAS 133, which allows the Company to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income. The Company had mark to market losses of $234,591 recorded on the balance sheet as of September 30, 2003. For the nine months ended June 30, 2004, the Company recorded, as a component of other comprehensive income, a mark to market gain of $214,116, resulting in a mark to market loss of $20,475 for contracts open as of June 30, 2004.

As stated above, accumulated other comprehensive income (loss) consists of two components:

o    Translations gains and losses
o FAS 133 mark to market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):

                                          Balance      Oct 03 to    Balance       Jan  04 to    Balance      April 04 to   Balance
                                           As of        Dec 03       As of         Mar  04       As of         June 04      As of
                                          Sept 30,       Gains      Dec 31,         Gains       Mar 31,         Gains      June 30,
Accumulated other comprehensive income      2003       (losses)      2003          (losses)      2004         (losses)      2004
--------------------------------------      ----       --------      ----          --------      ----         --------      ----
Translation  gains                      $ 704,183     $  849,969  $1,554,152      $(142,087)  $1,412,065     $(241,751)  $1,170,314
FAS 133 mark to market adjustments       (234,591)       204,461     (30,130)       (16,483)     (46,613)       26,138      (20,475)
                                         --------        -------     -------        -------      -------        ------      -------
                                        $ 469,592     $1,054,430  $1,524,022      $(158,570)  $1,365,452     $(215,613)  $1,149,839
                                        =========     ==========  ==========      =========   ==========     =========   ==========

Results of operations-nine month period ended June 30, 2004 compared to June 30,2003- continued
------------------

Tax provision

Our net tax provision for the nine months ended June 30, 2004 and 2003 is as follows:

                                                    Nine months ended June  30,
                                                    ---------------------------
                                                       2004              2003
                                                       ----              ----
Tax (benefit) attributable to U.S operations        $(485,000)        $(603,500)
Tax  expense  European operations                     103,223            39,000
State taxes                                            15,000            14,000
Deferred tax asset valuation allowance                485,000           589,500
                                                      -------           -------
Net tax provision                                   $ 118,223         $  39,000
                                                    =========         =========

For the last four fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of June 30, 2004 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the loss incurred in the first and second quarters of fiscal 2004 from domestic operations.

As a result of all of the above items mentioned in the Management's Discussion and Analysis of Financial Condition and Results of Operations, we earned net income of $1,705,887 for the nine months ended June 30, 2004, which resulted in basic net income per share of $0.19 and diluted net income per share of $0.18 on weighted average basic and diluted shares of 8,943,087 and 9,692,475, respectively, compared to a net income of $61,522 for the nine months ended June 30, 2003, which resulted in basic and diluted net income per share of $0.01 on weighted average basic and diluted shares of 8,863,663 and 9,007,288, respectively.

Options to purchase 111,304 and 1,028,522 shares of common stock at prices ranging $5.25 to $10.06 and $1.88 and $10.06, respectively, were outstanding for the nine month period ending June 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Three Month Period ended June 30, 2004 Compared to June 30, 2003
----------------------------------------------------------------

Results of operations for the three months ended June 30, 2004 compared to June 30, 2003 are as follows:

                                                             Three       Three
                                                            Months      Months
                                                             Ended        Ended       Variance          Percentage of sales
                                                           6/30/04      6/30/03          $         2004    2003       Variance
                                                           -------      -------          -         ----    ----       --------
Net Sales                                             $ 13,794,292   $ 10,010,782    $3,783,510   100.00%  100.00%      0.00%
Cost of sales                                           10,236,138      7,756,306     2,479,832    74.21%   77.48%     -3.27%
                                                        ----------      ---------     ---------    -----    -----       ----
Gross Profit                                             3,558,154      2,254,476     1,303,678    25.79%   22.52%      3.27%
Gross Profit %                                               25.79%         22.52%         3.27%

Costs:
Sales & Marketing                                        1,907,692      1,655,344       252,348    13.83%   16.54%     -2.71%
Technical Support                                          116,763        114,543         2,220     0.85%    1.14%     -0.29%
General & Administrative                                   903,609        868,290        35,319     6.55%    8.67%     -2.12%
                                                           -------        -------        ------     ----     ----       ----
Total Selling, General and Administrative costs          2,928,064      2,638,177       289,887    21.23%   26.35%     -5.12%
Research & Development                                     512,606        487,847        24,759     3.71%    4.88%     -1.17%
                                                           -------        -------        ------     ----     ----       ----
Total Costs                                              3,440,670      3,126,024       314,646    24.94%   31.23%     -6.29%
                                                         ---------      ---------       -------    -----    -----       ----

Net operating income (loss) before arbitration &
   litigation                                              117,484       (871,548)      989,032     0.85%   -8.71%      9.56%
Arbitration & litigation items:
Litigation proceeding                                      (73,000)             -       (73,000)   -0.53%    0.00%     -0.53%
                                                           -------      ---------       -------     ----     ----       ----
Net operating income (loss)                                190,484       (871,548)    1,062,032     1.38%   -8.71%     10.09%

Other income
------------
Interest income                                              1,237          3,143        (1,906)    0.01%   0.03%     -0.02%
Foreign currency                                                60         12,940       (12,880)    0.00%   0.13%     -0.13%
                                                                --         ------       -------     ----    ----       ----
  Total other income                                         1,297         16,083       (14,786)    0.01%   0.16%     -0.15%
                                                             -----         ------       -------     ----    ----       ----
Income  before taxes on income                             191,781       (855,465)    1,047,246     1.39%  -8.55%      9.94%
Taxes on income                                             23,144              -        23,144     0.17%   0.00%      0.17%
                                                            ------                        ------     ----    ----       ----
Net income  (loss)                                      $  168,637    $  (855,465)   $1,024,102     1.22%  -8.55%      9.77%
                                                        ==========    ===========    ==========     ====    ====       ====


Net sales for the three months ended June 30, 2004 increased $3,783,510 over the three months ended June 30, 2003 as shown in the table below.

                                                         Increase
                                                        (decrease)      Increase      Percentage of sales by
                Three  Months      Three  Months          Dollar       (decrease)    Geographic region
Location        ended 6/30//04     ended 6/30/03         Variance       Variance %     2004           2003
--------        --------------     -------------         --------       ----------     ----           ----
Domestic        $   4,410,222      $  3,104,548       $  1,305,674         42%           32%          30%
Europe              9,146,161         6,746,029          2,400,132         36%           66%          69%
Asia                  237,909           160,205             77,704         49%            2%           1%
                      -------           -------             ------         --             -            -
  Total         $  13,794,292      $ 10,010,782       $  3,783,510         38%          100%         100%
                =============      ============       ============         ==           ===          ===

The primary factors contributing the sales increase were:

o Stronger demand for retail WinTV-PVR-250 products due to exposure generated from WindowsXP Media Center awareness
o Increased WinTV-PVR-USB2 sales due to introduction of lower cost model during fiscal 2003
o    Higher sales of WinTV-USB analog product
o    Increased  sales  of  analog  product  due to  sales  to  direct  corporate customers
o    Introduction in early fiscal 2004 of Media MVP product
o Increase in our average Euro to USD contract rate of approximately 16% (1.2122 versus 1.0480) for the three months ended June 30, 2004 over the three months ended June 30, 2003, which yielded higher converted Euro to USD sales

Results of operations-three month period ended June 30, 2004 compared to June 30,2003-continued
-----------------

The sales increases were offset by the following negative trends:

o    Decrease in WinTV-PVR-250 OEM sales
o    Decrease in Digital Entertainment Center (DEC) sales
o $90,000 reduction in sales for price protection due to anticipated price reductions on older products

Net sales to domestic customers were 32% of net sales for the three months ended June 30, 2004 compared to 31% for the three months ended June 30, 2003. Net sales to European customers were 66% of net sales compared to 67% for the same quarter of last year. Net sales to Asian customers were 2% for both periods.

Gross profit increased $1,303,678 for the three months ended June 30, 2004 compared to the prior year's third quarter.

The increases and (decreases) in the gross profit are detailed below:

                                                                Increase
                                                               (decrease)
                                                               ----------
Due to increased sales                                         $1,289,600
Increase in gross margin on non OEM products                      327,132
Effect on gross margin due to lower margin OEM sales              139,742
Price protection                                                  (90,000)
Due to increases in labor related and other costs                (362,796)
                                                                ---------
       Total increase in gross profit                          $1,303,678
                                                                ---------

Gross profit percentage for the three months ended June 30, 2004 was 25.79% compared to 22.52% for the three months ended June 30, 2003, an increase of 3.27%.

The increases and (decreases) in the gross profit percent are detailed below:

                                                             Increase
                                                            (decrease)
                                                            ----------
Increase in gross margin on non OEM products                   2.78%
Effect on gross margin due to lower margin OEM sales           1.01%
Price protection                                              (0.41)
Due to increases in labor related and other costs             (0.11)%
                                                              -----
        Net increase in gross profit                           3.27%
                                                              =====

The increase in the gross profit margin percent of 2.78% for non-OEM products was primarily due to:

o    Cost  reductions  attained  during fiscal 2003 and the first half of fiscal
     2004
o Cost reduced versions of the WinTV-PVR-250 and WinTV-PVR-USB2 introduced during fiscal 2003
o Increase in our average Euro to USD contract rates, used to convert Euro sales to U.S. dollar sales, of about 16% for the three months ended June 30, 2004 (1.2122 versus 1.0480) over the same period of last year. Since about 75% of our European inventory is purchased in U.S. dollars, while most of the European sales are invoiced in Euros or Great British Pounds, the Company benefits from the higher converted Euro to U.S. dollar sales, which are sold against either stable or declining U.S. dollar unit inventory cost
o Sales of lower margin DEC boards declined as a percentage of sales from last year

The increase in the gross profit percentage of 1.01% attributable to the mix of OEM sales for the three months ended June 30, 2004 was due to the following:

o Decreased sales of our OEM WinTV-PVR-250 boards for the three months ended June 30, 2004.
o Higher gross profit percentage. The decrease in OEM sales in actual dollars and as a percent of sales coupled with higher a gross profit resulted in an increase in the gross profit percent attributable to OEM sales of 1.02%.

Results of operations-three month period ended June 30, 2004 compared to June 30,2003-continued
-----------------

The decrease in the gross margin percent of 0.11% attributable to labor related and other costs for the three months ended June 30, 2004 was due to the percentage increase in labor related and other costs for the three months ended June 30, 2004 over the nine months ended June 30, 2003 of 39.95% exceeding the percentage increase in sales of 37.79%.

The  chart  below   illustrates   the   components   of  Selling,   General  and
Administrative costs:

                                         Three months ended June  30,
                                         ----------------------------
                                                  Dollar Costs                                Percentage of Sales
                                      ------------------------------------------------------------------------------------------
                                                                         Increase                                    Increase
                                           2004            2003          (Decrease)            2004       2003      (Decrease)
                                           ----            ----          ----------            ----       ----      ----------
Sales and Marketing                    $1,907,692       $1,655,344       $  252,348           13.83%     16.54%       -2.71%
Technical  Support                        116,763          114,543            2,220            0.85%      1.14%       -0.29%
General and Administrative                903,609          868,290           35,319            6.55%      8.67%       -2.12%
                                          -------          -------           ------            ----       ----         ----
     Total                             $2,928,064       $2,638,177       $  289,887           21.23%     26.35%       -5.12%
     -----                             ==========       ==========       ==========           =====      =====         ====

Selling, General and Administrative expenses increased $289,887 from the prior year's third quarter. As a percentage of sales, Selling, General and Administrative expenses decreased by 5.12% when compared to the three months ended June 30, 2003.

The increase in Sales and Marketing expense of $252,348, which accounted for approximately 87% of the total increase in Selling, General and Administrative expenses, was mainly due to:

o Higher advertising costs of $108,198 due to higher sales based co-operative advertising and increased special promotions
o Higher advertising costs of $24,208 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
o Increased commission expense of $55,335 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD o Increased European sales office costs of $31,628 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD
o    Increased public relation costs of $9,354
o Higher European sales rep costs of $43,970 due to addition of rep and support costs
o Higher domestic compensation cost of $26,965 due to addition of OEM sales person
o Lower sales office expenses of $29,374 due to personnel shift and stricter budget controls
o    Lower catalogue placement costs of $14,783

The increase in General and Administrative expenses of $35,319 was primarily due to:

o    Directors fees of $22,299
o    European accounting service fees $14,677

Research and Development expenses increased $24,749. The increase was mainly due to higher compensation costs attributable to additions to staff in the U.S. and the creation of an R&D department in Taiwan.

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

Results of operations-three month period ended June 30, 2004 compared to June 30, 2003-continued
------------------

The arbitration proceeding was heard before a New York arbitration panel. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250 in relation to certain stock options. No fees or expenses were awarded.

The Company accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award. The $206,250 award was paid in May 2004.

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

The Company accrued a charge of $500,000 during the second fiscal quarter of 2004 to cover the award. Subsequent negotiation reduced the award to $427,000, and the Company paid the award in June 2004. The reduction in the final award has been reflected in our third quarter results.

Other income

Net other income for the three months ended June 30, 2004 was $1,297 compared to net other income of $16,083 for the three months ended June 30, 2003 as detailed below:

                                                Three months ended June  30,
                                                    2004             2003
                                                    ----             ----
  Interest income                                $  1,237         $  3,143
  Foreign currency transaction gains                   60           12,940
                                                       --           ------
  Total other income                             $  1,297         $ 16,083
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

Results of operations-three month period ended June 30, 2004 compared to June 30, 2003-continued
------------------

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

The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro denominated accounts on HDE Sarl's books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. The Company had a translation gain of $704,183 recorded on the balance sheet as of September 30, 2003. For the three months ended June 30, 2004, the Company recorded on the balance sheet translation losses of $241,751. For the nine months ended June 30 2004, the Company recorded on the balance sheet deferred translation gains $466,131 resulting in a translation gain of $1,170,314 recorded as a component of accumulated other comprehensive income as of June 30, 2004.

The  Company  uses  forward  exchange   contracts  to  reduce  our  exposure  to
fluctuations in foreign currencies. Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate. The Company qualifies for cash flow hedge accounting as prescribed under SFAS 133, which allows the Company to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income. The Company had mark to market losses of $234,591 recorded on the balance sheet as of September 30, 2003. For the three months ended June 30, 2004, the Company recorded as a component of other comprehensive income a mark to market loss of $26,138. For the nine months ended June 30, 2004, the Company recorded, as component of other comprehensive income, a mark to market gain of $214,116, resulting in a mark to market loss of $20,475 for contracts open as of June 30, As stated above, accumulated other comprehensive income (loss) consists of two components:

o    Translations gains and losses
o FAS 133 mark to market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):

                                          Balance      Oct 03 to    Balance       Jan 04 to     Balance      April 04 to   Balance
                                           As of        Dec 03       As of         Mar  04       As of         June 04      As of
                                          Sept 30,       Gains      Dec 31,         Gains       Mar 31,         Gains      June 30,
Accumulated other comprehensive income      2003       (losses)      2003          (losses)      2004         (losses)      2004
--------------------------------------      ----       --------      ----          --------      ----         --------      ----
Translation  gains                      $ 704,183     $  849,969  $1,554,152      $(142,087)  $1,412,065     $(241,751)  $1,170,314
FAS 133 mark to market adjustments       (234,591)       204,461     (30,130)       (16,483)     (46,613)       26,138      (20,475)
                                         --------        -------     -------        -------      -------        ------      -------
                                        $ 469,592     $1,054,430  $1,524,022      $(158,570)  $1,365,452     $(215,613)  $1,149,839
                                        =========     ==========  ==========      =========   ==========     =========   ==========

Tax provision

Our net tax provision for the three months ended June 30, 2004 and 2003 is as follows:

                                                   Three months ended June 30,
                                                   ---------------------------
                                                     2004               2003
                                                     ----               ----

Tax (benefit) attributable to U.S operations     $ (50,900)          $(377,500)
Tax  expense  European operations                   23,144                   -
Deferred tax asset valuation allowance              50,900             377,500
                                                    ------             -------
Net tax provision                                $  23,144           $       -
                                                 =========           =========

Results of operations-three month period ended June 30, 2004 compared to June 30,2003-continued

For the last four fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of June 30, 2004 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the loss incurred in the second quarter of fiscal 2004 from domestic operations.

As a result of all of the above items mentioned in the Management's Discussion and Analysis of Financial Condition and Results of Operations, we earned net income of $168,637, for the three months ended June 30, 2004, which resulted in basic and diluted net income per share of $0.02 on weighted average basic and diluted shares of 9,047,561 and 10,019,697, respectively, compared to a net loss of $855,465 for the three months ended June 30, 2003, which resulted in basic and diluted net loss per share of $0.10 on weighted average basic and diluted shares of 8,869,832.

Options to purchase 38,906 and 1,782,601 shares of common stock at prices ranging $8.75 to $10.06 and $1.05 and $10.06, respectively, were outstanding for the three month period ending June, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

Liquidity and Capital Resources

Our cash, working capital and stockholders' equity position is disclosed below:

                                  June 30,       September 30,
                                    2004              2003
                                    ----              ----

Cash                           $   9,427,652    $   5,838,160
Working Capital                   13,820,267       10,859,953
Stockholders' Equity              14,325,849       11,468,685


We had cash and cash equivalents as of June 30, 2004 of $9,427,652, an increase of $3,589,492 from September 30, 2003.

The increase was due to:

Net income adjusted for non cash items                           $ 1,898,869
Decrease in accounts receivable                                    2,815,438
Increase in accounts payable other current liabilities               785,137
Proceeds from employee stock purchases                               458,363
Less cash used for:
Increase in inventories                                           (2,044,649)
Increase in prepaid expenses and other current assets               (246,501)
Capital equipment purchases                                          (77,165)
                                                                   ---------
 Net cash  increase                                               $3,589,492
                                                                  ==========

Net cash of $3,208,294 provided by operating activities was primarily due to increases in accounts payables and accrued expenses of $785,137, a decrease in accounts receivable of $2,815,438 and net income adjusted for non cash items of $1,898,869 offset somewhat by increases in inventories and prepaid expenses and other current assets of $2,044,649 and $246,501 respectively.

Cash of $77,165 was used to purchase fixed assets. Proceeds from the stock purchased by employees through the employee stock purchase plan provided additional cash of $458,363.

On November 8, 1996, we approved a stock repurchase program. The program, as amended, authorizes the Company to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of June 30, 2004, we held 542,067 treasury shares purchased for $1,497,216 at an average purchase price of approximately $2.76 per share.

We believe that our cash and cash equivalents as of June 30, 2004 and our internally generated cash flow will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual Obligations

The following table shows the Company's contractual obligations related to lease obligations as of June 30, 2004:

                                                                Payments due by period
Contractual obligations                      Total             1 year         1-3 years           Over 3 years
-----------------------                      -----             ------         ---------           ------------

Operating lease obligations               $ 2,022,605       $ 568,015       $ 1,049,590            $ 405,000
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

Management's Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to sales provisions, as described above, income taxes, bad debts, inventory reserves and contingencies. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments approximating the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

We do not enter into contracts for speculative purposes. We enter into monthly window contracts covering an average period of three months based on existing or anticipated future inventory purchases. Although we enter into these contracts to reduce the short term impact of currency rate changes, the following risks are still inherent in hedging the Euro:

o Actual inventory purchases may fluctuate from our estimates, resulting in excess contracts
o Short term volatility of currency markets has the potential to reduce the effectiveness of our hedging program
o Historical volatility of the Euro has the potential to impact our gross margins and operating income
o The magnitude of the success of our hedging program is dependent upon movements in the Euro exchange rates. These movements are difficult to predict over an extended period of time.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
-------------------------------------------------------------------

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

As of June 30 2004, we had foreign currency contracts outstanding of approximately $3,926,000 against the delivery of the Euro. The contracts expire through December 2004. Our accounting policies for these instruments are based on its designation of such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". As of June 30,

2004, a deferred loss of $20,475 reflecting the net mark to market loss of our derivatives was recorded as a component of accumulated other comprehensive income on our balance sheet.

The Company uses the average monthly forward contract exchange rate to translate Euro sales into our U.S. dollars reporting currency. For the three months ended June 30, 2004, using the average contract rate resulted in an increase in Euro to U.S. dollar translated sales of $45,403. For the nine month period ending June 30, 2004, if the Company had used the average spot rate, we would have recorded an increase in Euro to U.S dollar translated sales of $863,965 related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the three months and nine months ended June 30, 2003, if the Company had used the average spot rate, we would have recorded an increase in Euro to U.S dollar translated sales of $366,300 and $1,525,100, respectively, related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts.

Item 4. Controls and Procedures
-------------------------------

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award. The award was paid in May 2004.

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

We occupy a facility located in Hauppauge New York and use it for executive offices and for the testing, storage and shipping of our products. In February 1990, Hauppauge Computer Works, Inc., a wholly-owned subsidiary of the Company ("HCW"), entered into a lease, as amended, with Ladokk Realty Co. (successor company now known as Ladokk Realty Co., LLC), a real estate partnership which is principally owned by Kenneth Plotkin, the Company's Chairman of the Board, Chief Executive Officer, and Vice President of Marketing and the holder of approximately 6% of the Company's outstanding Common Stock as of May 14, 2004, Dorothy Plotkin, the wife of Kenneth Plotkin, a holder of approximately 6% of the Company's Common Stock as of May 14, 2004 and Laura Auppele, believed by the Company to be the holder of approximately 12% of the Company's Common Stock as of May 14, 2004. Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by the Company. On February 17, 2004 HCW and Ladokk terminated the old lease and HCW entered into a new lease agreement with Ladokk Realty Co., LLC. The lease term is for five years and terminates on February 16, 2009. Concurrently with the new lease, our landlord completed a refinancing of its mortgages, and the new lender did not require us to sign a guarantee. In recognition of this, we are no longer obligated to guarantee the landlord's mortgages.

The Company's Audit Committee is in the process of evaluating the February 17, 2004 lease.

On August 12 2004, HAUPPAUGE DIGITAL, INC. issued a press release announcing its financial results for the fiscal quarter ended June 30, 2004. A copy of this press release is furnished as Exhibit 99.1 to this Report.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Press Release, dated August 12, 2004 issued by HAUPPAUGE DIGITAL, INC.

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


                                           HAUPPAUGE DIGITAL, INC.
                                           ----------------------
                                           Registrant


Date: August 16, 2004                      By:  /s/ Kenneth Plotkin
                                              ---------------------------------
                                              KENNETH  PLOTKIN
                                              Chief Executive Officer, Director,
                                              Vice President of Marketing
                                             (Principal Executive Officer)
                                              and Director



Date: August 16, 2004                      By: /s/ Gerald Tucciarone
                                               --------------------------------
                                               GERALD TUCCIARONE
                                               Treasurer and Chief
                                               Financial Officer