Form 10-K
period 2004-09-30
HAUPPAUGE DIGITAL INC
filed 2004-12-29
CIK 930803

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 2004

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-13550

HAUPPAUGE DIGITAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3227864
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
91 Cabot Court, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code    (631) 434-1600

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

YES      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule12b-2).

YES     NO

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2004 was approximately $52,614,100. Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the Company. Market value is based upon the price of the Common Stock as of the close of business on March 31, 2004 which was $8.09 per share as reported by NASDAQ.

As of December 14, 2004, the number of shares of Common Stock $0.01 par value outstanding was 9,297,999 (exclusive of treasury shares).

PART I

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those discussed under the subsection entitled "Risk Factors" under "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements including the terms "believes," "belief," "expects," "plans," "anticipates," "feel", or "intends," and their opposite and derivations thereof and similar words to be uncertain and forward-looking. All cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear.

ITEM 1.    BUSINESS

All references herein to "us", "we" or "the Company" include Hauppauge Digital, Inc., our wholly-owned subsidiaries and their subsidiaries, unless otherwise indicated or the context otherwise requires.

We engineer, develop, subcontract for manufacture, market and sell products for the personal computer ("PC") market and the Apple® Macintosh® market. We also offer products for the home entertainment market.

We have four primary product categories: analog TV receiver products for personal computers, digital TV receiver products, personal video recorders and MediaMVP digital media players for home networks.

Our WinTV® analog TV receivers allow personal computer users to watch television on their PC screen in a resizable window, and also enable recording of TV shows to a hard disk using our software recording technology called "SoftPVR®". Our Eskape™ Labs products allow users of Apple®Macintosh® computers to watch television on their computer screen.

Our WinTV-PVR personal video recorders allow PC users to watch and record TV on their PC or laptop computers. The WinTV-PVR products include hardware MPEG encoders (called "HardPVR®"), which improve the performance of TV recording and add instant replay and program pause functions, plus also enable the 'burning' of TV recordings onto DVD or CD media.

Our WinTV digital receivers can receive digital TV transmissions broadcast in the various digital TV formats and display the digital TV show in a re-sizeable window on a user's PC screen. Our Digital Entertainment Center products ("DEC") allow users to receive digital TV broadcasts and display the digital TV on either a TV set or a PC screen.

Our MediaMVP™ was designed to allow PC users to play digital media such as digital music, digital pictures and digital videos on a TV set via a home network.

We sell our products through computer and electronic retailers, computer products distributors and original equipment manufacturers "OEMs".

OUR STRATEGY

Since our entry into the PC video market in 1991, management believes that we have become the world leader in bringing TV content to PCs by focusing on four primary strategic fronts:

•	innovating and diversifying our products

•	introducing new and desirable features in our products

•	expanding our international sales and distribution channels

•	forging strategic relationships with key industry players

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

We believe that strategic relationships with key suppliers, OEMs, technology providers, and internet and e-commerce solutions providers give us important advantages in developing new technologies and marketing our products. By jointly working with, and sharing our engineering expertise with a variety of other companies, we seek to leverage our investment in research and development and minimize time to market.

Our international sales and marketing team cultivates a variety of distribution channels comprised of computer and electronic retailers, computer products distributors and OEMs. Electronic retailers include retail stores, web stores and third-party catalogs, both print and on-line, among others. We work closely with our retailers to enhance sales through joint advertising campaigns and promotions. We believe that developing our international presence contributes to our strategic position, allowing us to benefit from investments in product development, and more firmly establishing our Hauppauge®, WinTV®, MediaMVP™ and DEC brand names in the international marketplace. In fiscal 2004, the Company established a new sales and R&D facility in Taiwan to service the growing Asian market.

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

PRODUCTS

We have four primary product categories: analog TV receiver products, digital TV receiver products, personal video recorders and MediaMVP digital media players for home networks.

See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements comprising part of this Annual Report on Form 10-K for additional information relating to our operating segments.

Analog TV Products

Our analog TV receiver products enable a PC user to watch TV in a resizable window on a PC. Our software controls functions such as channel change, volume adjustment, freeze frame, and channel scan. Our analog receiver products include audio functions that allow sound to be heard while watching TV or video. The audio can be connected to speakers or to a PC's sound card.

(i)	WinTV® TV Receiver Products

The WinTV analog TV receiver products include 125-channel cable-ready TV tuners with automatic channel scan and a video digitizer which allows the user to capture still and motion video images. Some of our analog products allow the user to listen to FM radio, video-conference over the internet (with the addition of a camera or camcorder), enjoy the benefits of stereo surround sound with Dolby™-Pro Logic and control these functions with a handheld remote control. In Europe, our WinTV® analog TV receiver products can be used to receive teletext data broadcasts, which allow the reception of digital data that is transmitted along with the "live" TV signal.

The WinTV-GO is our low-cost, single slot internal board. Apart from allowing users to watch TV on their PC, it enables users to snap still and motion video images and video-conference over the internet with the addition of a camera or camcorder. Step up models from the WinTV®-GO add features such as FM radio and a remote control.

Our premium analog product is the WinTV-Theater. In addition to allowing users to watch TV on their PC, the Theater board allows users to enjoy Dolby™-Pro Logic surround sound over up to 5 speakers plus Virtual Dolby™ surround sound, listen to FM stereo and snap still and motion video images and video-conference over the internet with the addition of a camera and camcorder. Included with the board is a remote control for both TV and FM stereo.

Some WinTV analog TV receiver products are available as external devices which connect to the PC through the USB port. The board included in the USB models is encased in an attractive plastic shell making USB models freely portable from PC to PC and from one desktop, laptop or notebook computer to another. In fiscal 2004, we added a new USB2.0 product, the WinTV-USB2, to our product portfolio.

Over the fiscal 2003, we upgraded nearly all our European analog TV receiver products to offer improved video quality at lower prices to the customer. Additionally we also introduced the WinTV-Express, an entry level version of the WinTV-GO in Europe.

Over fiscal 2003, we also added a software-based TV recording feature to all analog WinTV products. Marketed under the SoftPVR® name, this feature allows consumers to record their TV shows to their hard disk. SoftPVR is not as powerful as our hardware MPEG encoder-based WinTV-PVR products, but does allow rudimentary television recording capabilities. SoftPVR is available on both the internal WinTV-PCI boards and the external WinTV-USB products.

(ii)	Eskape™ Labs Products

Our Eskape™ Labs product line delivers TV for Apple® Macintosh® computers. The video is sent to the Apple®Macintosh® computer through the USB port and as a result, there is no complicated installation process. Eskape products are available for all Apple® Macintosh® users from the on-the-go iBooks™ to G5™ power users. All our Eskape™ Labs products are QuickTime® compatible.

MyTV2GO and MyTV2GO-FM are the lower priced models of the "My" line. They enable users to bring TV to their iMacs™, PowerBooks™ and G3™, G4™ and G5™ Macintosh® models through USB ports. Our Eskape™ products also include a 125-channel cable-ready TV tuner and the capability to "grab" picture files and short movie files from the users' TV, video cassette recorder or camcorder and save these files to disk. The additional attraction of MyTV2GO-FM over the MyTV2GO is that it allows users to listen to and record FM radio.

MyTV and MyTV-FM are similar to MyTV2GO and MyTV2Go-FM, respectively, except that the MyTV2GO products include full-frame rate Motion JPEG video capture functions for superior video compression, video quality and lip synchronization.

MyCapture II allows users to capture video on their iMac™, iBook™, PowerBook™ or G3™/G4™/G5™ Macintosh® without opening their computer. MyCapture II delivers smooth, full frame rate video capture. To achieve the highest quality video capture over USB, MyCapture II utilizes the same state-of-the-art Motion JPEG hardware compression used in more expensive professional solutions. It supports NTSC and PAL video sources from S-video and composite video connections. MyCapture II is ideal for QuickTime®-enabled websites and for web publishers.

WinTV-PVR Personal Video Recorder products

Our WinTV-PVR TV recording products include all of the basic features of our analog TV receiver products, such as TV on the PC screen, channel changing and volume adjustment. They also add the ability to record TV shows to disk using a built-in high quality hardware MPEG 2 encoder. This technology allows a typical desktop computer system to record up to hundreds of hours of video to disk, limited only by the size of the disk (or storage medium). In addition, the WinTV-PVR user can pause a live TV show, and then resume watching the TV show at a later time. The maximum amount of recording time and the maximum amount of paused TV is dependent upon the hard disk space available on the PC.

The WinTV-PVR user can record a TV show to the hard disk using a TV scheduler and then play the recording back, edit it, and record the show onto a CD-ROM or DVD-ROM, using a CD or DVD writer, for playback on a home DVD player or on a PC. The user can re-size the window during viewing, recording or playback. Our WinTV-PVR products also provide for instant replay and are available in both internal and external USB models.

In fiscal 2003, we introduced several new models with new price points and feature sets. The WinTV-PVR-250 was introduced, replacing the WinTV-PVR-pci model. The WinTV-PVR-250 provides better quality video and audio at a lower price point than prior models. The WinTV-PVR-350 is similar to the WinTV-PVR-250, but adds a hardware MPEG video decoder which allows recorded TV shows to be played back on a TV set. The WinTV-PVR-usb2 has similar hardware and software capabilities to the WinTV-PVR-250, but it is an external device which connects to a PC or laptop via a USB port.

In fiscal 2004, we introduced the WinTV-PVR-150 and the WinTV-PVR-500. The WinTV-PVR-150 is a low cost version with similar features as the WinTV-PVR-250. At a price point of $99, the WinTV-PVR-150 is our lowest cost personal video recorder. The WinTV-PVR-500 is a dual tuner personal video recorder. It can record one TV channel while the PC displays TV from another channel.

An added feature to the WinTV-PVR-150, WinTV®-PVR-250, WinTV-PVR-500 and WinTV-PVR-USB2 is that they support Microsoft®'s Windows® XP Media Center Edition. Microsoft's Windows XP Media Center Edition integrates digital entertainment experiences including "live" television, PVR, digital music, digital video, DVDs and pictures. Users can pause, jump forward or watch "live" TV, record a program or a whole series, and manage all their digital music, home movies, videos, photos and DVDs on the PC. Users can also access and control this new entertainment device with a large, easy-to-use-on-screen menus and the Media Center Remote Control.

We provide Microsoft certified Media Center drivers for these products to OEMs and VARs for integration into their Windows XP Media Center PC systems.

Each of the certified WinTV-PVR's contain a high-quality hardware MPEG encoder, which enables Windows® XP Media Center Edition to record TV shows to the PC's hard disk. At the best quality setting, approximately one hour of television can be recorded on two gigabytes of disk space. Microsoft's Windows XP Media Center Edition includes an Electronic Program Guide so that users can schedule their TV recording automatically.

Digital TV Products

(i)	Digital TV Receivers for the International Market

We have three versions of digital TV receivers for the International market: DVB-T products for digital terrestrial TV reception, DVB-C for digital cable TV and DVB-S for digital satellite TV reception. Our WinTV-NOVA series, available for DVB-T and DVB-S transmissions, are low cost digital TV receivers. The WinTV-NEXUS is a high performance version for the DVB-S and DVB-C standards which sometimes includes digital TV decryption for receiving pay for TV services.

Our WinTV-NEXUS-S is designed for receiving, decoding and displaying digital satellite broadcasts on a PC. When used with a modem, it can also facilitate connection to a satellite ISP (Internet Service Provider) to obtain high speed internet access. Our WinTV-NOVAS-S product can receive free channels without the need for any specialized additional equipment. However, to receive 'subscriber' or 'pay per view' channels, an optional common interface module, which we sell, is required together with a decryption card that is available for a fee from the provider of these channels.

(ii)	Digital Entertainment Center ("DEC")

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

In fiscal 2004, we introduced the DEC1100-T, a low cost digital TV receiver "box" for the free-to-air digital TV markets in the UK and Germany.

(iii)	Digital TV Receivers for the U.S. market

In fiscal 2004, Hauppauge discontinued selling its WinTV-HD and WinTV-D products due to poor sales. The U.S. market for high definition TV has not achieved the same penetration as has the rest of the world for free-to-air digital TV. The Company is currently reevaluating product directions for the U.S. digital TV market.

Media MVP™

The MediaMVP™ is a Linux-based digital media, and is one of a new class of PC products which link TV sets and PCs. Media, such as music, digital pictures, and digital videos, are transmitted from the PC, where they are stored, to the MediaMVP™, where they are converted from a digital format into an analog format, enabling playback on a TV connected to the MediaMVP™. MediaMVP™ was introduced to the market in fiscal 2003, but first customer shipments were not made until the beginning of fiscal 2004

The MediaMVP™ enables users to watch and listen to PC-based videos, music and pictures on their TV sets through a home network. The MediaMVP™ connects to TV sets or home theater systems and, via an Ethernet network, plays back MP3 music, MPEG-1 and MPEG-2 videos, JPEG and GIF digital pictures that have been recorded and stored on a PC. The MediaMVP™ decodes this media and then outputs video through composite and S-Video connections for the best video quality on TV sets, and audio through stereo audio output connectors to TV sets or home theater systems.

The MediaMVP™ also provides an on-TV-screen display of media directory listings. It receives commands from the supplied remote control, and sends these commands to the PC server. The TV menus are created on the PC server, sent over the Ethernet LAN and displayed by the MediaMVP™'s browser. The MediaMVP™'s remote control allows a user to pause, fast forward and rewind through videos, plus pause music and picture shows. A user can adjust the audio volume from MediaMVP™'s remote control, avoiding the need to use the TV's remote control.

Other Products

(i)	Video Capture Products

Our ImpactVCB Video Capture Board ("ImpactVCB") is a low cost PCI board for high performance access to digitized video. Designed for PC-based video conferencing and video capture in industrial applications, the ImpactVCB features "live" video-in-a-window, still image capture and drivers for Windows® 2000, Windows® XP, Windows® NT and Windows® 98. There are third party drivers and applications for use with the Linux operating system.

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

The first generation of WinTV® products put the TV image on the PC screen using chroma keying, requiring a dedicated "feature connector cable" between the WinTV® and the VGA (video) board. Our initial customers were mostly professional PC users, such as financial market professionals who needed to be able to view stock market related TV shows while spending many hours on their PCs, who found having TV in a window on their desktop useful and entertaining.

In 1993, we invented a technique called "smartlock", which eliminated the need for the "feature connector cable." In 1994, we introduced the WinTV®-Celebrity generation of TV tuner boards based on this smartlock technology, greatly improving customer satisfaction. At the time, our CinemaPro series of WinTV® boards then used smartlock and other techniques to further reduce cost and improve performance.

In June 1996, we introduced the WinTV®-PCI line of TV tuner boards for PCs. These boards were developed to eliminate the relatively expensive smartlock circuitry and memory used on the WinTV®-Celebrity and CinemaPro products. The WinTV®-PCI used a technique called "PCI Push" and was designed to be used in the then emerging Intel® Pentium® market. These Pentium®-based PCs had a new type of system expansion "bus", called the PCI bus, which allowed data to be moved at a much higher rate than the older ISA bus, which the previous WinTV® generations used. The "PCI Push" technique moves the video image 30 times per second (in Europe the image is moved 25 times per second) over the PCI bus. In addition to being less expensive to manufacture, the WinTV®-PCI had higher digital video movie capture performance than the previous generations, capturing video at up to 30 quarter screen frames per second. With this higher performance capture capability, the WinTV®-PCI found new uses in video conferencing, video surveillance and internet streaming video applications.

The fourth generation analog TV receivers are the WinTV®-PVR models which were first developed during fiscal 2000 and introduced to the market in early fiscal 2001. The WinTV®-PVRs include both internal PCI and external USB TV receivers which are designed to add the ability to record TV shows to a PC's hard disk. The core technology in the WinTV®-PVR products is a hardware MPEG encoder, which compresses analog video from a TV tuner or external video source into an MPEG format in real time. MPEG is the compression format used on DVDs and for the transmission of digital TV. This MPEG encoder is a purchased chip, to which we add our driver and application software to create the recording and program pause functions. Our WinTV®2000 application was enhanced to add the functions needed to record, pause and play back TV on a PC screen.

Digital TV Technology

Our WinTV®-D board, developed during the 1999 fiscal year and delivered to the market in the beginning of fiscal 2000, was the first digital TV receiver for the U.S. market which allowed PCs to receive, display and record digital TV signals, in addition to watching conventional analog TV. The software to control the digital TV reception is based on our WinTV®-2000 software, which was developed during fiscal 1999. In fiscal 1999, we also introduced the WinTV®-DVB board for the European market. This board brings digital TV to PCs, and is based on the European Digital Video Broadcast standard. Both the WinTV®-D and the WinTV®-DVB have the ability to receive special data broadcasts which some broadcasters may send along with the digital TV signal, in addition to displaying digital TV in a resizable window. Data broadcasts on digital TV are transmitted at several million bits per second. Our proprietary software can decode and display some of these special data broadcasts. We intend to work on standardized reception and display software, if such broadcasts become standardized.

Our MediaMVP™ contains our newest technology. Based on the Linux operating system, the MediaMVP™ works in a client/server system with a PC, communicating with the PC 'server' and receiving digital media from the PC and displaying the media on a TV set. The core technology to the MediaMVP™ comprises the configuration and enhancements to the Linux operating system, the user interface displayed on the TV set, and the technology to transmit digital media reliably over the local area network.

RESEARCH AND DEVELOPMENT

Our development efforts are currently focused on extending the range and features of the WinTV®PVR products, developing additional externally attached TV products and additional high-definition digital TV products. We are also developing more highly integrated versions of hardware products to further improve performance and price points, and new versions of software to add features, improve ease of use, and provide support for new operating systems.

We currently have three research and development ("R & D") operations: one based in our Hauppauge, New York headquarters, one based in California and one based in Taiwan, ROC. The California R&D operation develops the Eskape™ Labs products, while the New York R&D and Taiwan operation is aimed at extending the range and features of the WinTV-PVR products, developing additional externally attached TV products, additional high-definition digital TV products and portable digital players.

The technology underlying our products and certain other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business.

We maintain an ongoing R & D program. Our future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We continue to invest in R & D. We spent approximately $2,021,000, $1,902,000 and $1,592,000 for R & D expenses for the years ended September 30, 2004, 2003 and 2002, respectively. There can be no assurance that our future research and development will be successful or that we will be able to foresee, and respond to, advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete. See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors."

PRODUCTION AND SUPPLIERS

We design the hardware for most models of the WinTV, MediaMVP and Eskape Labs products, and also write the operating software to be used in conjunction with many versions of the popular Microsoft Windows and Apple Macintosh operating systems, including Windows XP, Windows98, WindowsMe, WindowsNT and Windows2000. We subcontract the manufacturing and assembly of most of these products to independent third parties at facilities in various countries. We monitor and test the quality of the completed products at our facilities in the U.S. (Hauppauge, New York), Singapore, and Ireland before packaging the products and shipping them to our customers. We also buy from others finished products such as the DEC and WinTV-DVB products, that we have not designed but are sold under our name, on an OEM basis.

Certain component parts, such as TV tuners, video decoder chips and software compression chips, plus certain assembled products, such as the DEC and WinTV-DVB, that are essential to our business are available from a single source or limited sources. Other essential component parts that are generally available from multiple sources may be obtained by us from only a single source or limited sources because of pricing concerns. See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors."

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

During fiscal 2004, other than for purchased assembled products like the DEC, WinTV-DVB and WinTV-USB2, all manufacturing was performed by two unrelated contract manufacturers in Asia, which produce products for our domestic, Asian and European markets. Product design specifications are provided to ensure proper assembly. Contract manufacturing is primarily done on a consignment basis, in which we provide all the significant component parts and we pay for assembly charges and for certain parts for each board produced. Some boards are purchased on a turnkey basis, in which all components and labor are provided by the manufacturer, and the manufacturing price includes parts and assembly costs. We monitor the quality of the finished product produced by our contract manufacturers. We have qualified five contract manufacturers who are capable of producing our products to our standards, but only utilize three out of the five contract manufacturers. During fiscal 2003, these three contract manufacturers handled all of our international production. If demand were to increase dramatically, we believe additional production could be absorbed by these and the other qualified contract manufacturers.

During a portion of fiscal 2003, we produced some of our European products through a contract manufacturer in Austria. The production was done on a consignment basis with assembly, testing and reworks being handled there. The packaging and shipping of the product to customers was done at our Ireland facility. By shifting the production of boards sold in Europe to a European facility, we saved on shipping costs and duties on boards entering Europe. For fiscal 2004, we did not engage any contract manufacturers in Europe.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We maintain customer service and technical support departments in our Hauppauge, New York headquarters, as well as in the U.K., Germany, France, Italy, Scandinavia, Taiwan, the Netherlands and in Singapore. Technical support is provided to help with installation problems or pre-sale and post-sale questions on our products, while customer service provides repair service.

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

Apart from the typical home user, we also target business users. One example of a business application is in the securities brokerage industry where our product is primarily used to display financial TV shows in a window on a broker's PC screen while the PC continues to receive financial information. We have sold our WinTV® products on an OEM basis to two large financial services information providers for incorporation into their workstations, and several independent financial institutions. This market segment is typically project-based.

We also offer our products to PC OEMs that either embed a WinTV® product in a PC that they sell, or sell the WinTV® as an accessory to the PC.

Distribution to the Retail Market

During fiscal 2004, net sales to distributors and retailers totaled approximately $55,495,000, or 85% of our net sales compared to approximately $44,404,000 or 87% and $41,458,000 or 97%, for the years ended September 30, 2003 and 2002, respectively. We have no exclusive distributor or retailer and sell through a multitude of retailers and distributors. We had one customer during fiscal 2004 which accounted for about 12% of our net sales.

Sales to OEMs

The OEM business is one where a PC manufacturer incorporates our products into an item sold under the OEM's label. Factors that could impact the expansion of our OEM business include the ability to successfully negotiate and implement new agreements with OEMs. The OEM business is often project based, where the OEM builds a specially configured PC to implement a project for a customer.

Our sales to OEMs totaled approximately $9,844,000, $6,552,000 and $1,338,000 for the years ended September 30, 2004, 2003 and 2002, respectively. We sold our products to a variety of OEM customers, none of which accounted for more than 10% of total sales in any of the three years ended September 30, 2004. Sales to OEM customers accounted for approximately 15%, 13% and 3% of our net sales for fiscal 2004, 2003 and 2002, respectively.

Marketing and Sales

We market our products both domestically and internationally through our sales offices in the U.S. (New York and California), Germany, the United Kingdom, France and Singapore, plus through independent sales representative offices in the Netherlands, Spain, and Italy. For the fiscal years ended September 30, 2004, 2003 and 2002, approximately 34%, 32% and 27% of our net sales were made within the U.S., respectively, while approximately 66%, 68% and 73% were made outside the United States, respectively.

Our WinTV, WinTV-USB, WinTV-PVR-150/250/350/USB2 products and digital WinTV®-DVB products contributed to 18.65%, 15.33%, 21.12% and 19.63% respectively of our consolidated revenue for fiscal year 2004.

Our WinTV®-PCI, WinTV®-USB, WinTV®-PVR-250/350/USB2 products and digital WinTV®-DVB products contributed to 28.18%, 15.61%, 14.44% and 24.33% respectively of our consolidated revenue for fiscal year 2003 and 45.98%, 16.55%, 4.45% and 17.70% respectively of our consolidated revenue for fiscal year 2002.

More information on our geographic segments can be obtained from "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to the "Consolidated Financial Statements which comprise part of this Annual Report on Form 10-K.

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

We currently have 14 sales people located in Europe, 3 sales people in the Far East and 3 sales people in the U.S., located in New York and California. In addition to our sales people we also utilize the services of 7 manufacturer representatives in the United States and 6 manufacturer representatives in Europe.

See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" with reference to a discussion on the impact seasonality has on our sales.

FOREIGN CURRENCY FLUCTUATIONS

For each of the past three fiscal years, over 60 % of the Company's sales were generated by our European subsidiary and were:

•	Invoiced in local currency — primarily the Euro

•	Collected in local currency — primarily the Euro

On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 75% of our inventory required to support our European sales are purchased and paid in U.S. Dollars.

The combination of sales billed in Euros supported by inventory purchased in U.S. dollars results in an absence of a natural local currency hedge. Consequently, our financial results are subject to market risks resulting from the fluctuations in the Euro to U.S. Dollar exchange rates.

We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions. The purpose of these forward contracts is to hedge the foreign currency market exposures underlying the U.S. Dollar denominated inventory purchases required to support our European sales.

We do not try to hedge against all possible foreign currency exposures because of the inherent difficulty in estimating the volatility of the Euro. The contracts we procure are specifically entered into to as a hedge against forecasted or existing foreign currency exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, long term strengthening or weakening of the U.S. dollar against the Euro impacts our sales, our gross profit, operating income and retained earnings. Factors that could impact the effectiveness of our hedging program are:

•	volatility of the currency markets

•	availability of hedging instruments

•	accuracy of our inventory forecasts

Additionally, there is the risk that foreign exchange fluctuations will make our products less competitive in foreign markets, which would substantially reduce our sales.

As of September 30, 2004, we had foreign currency contracts outstanding of approximately $5,236,000 against the delivery of the Euro. These contracts expire through March 2005. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". The Company recorded a deferred gain of $135,192 for the twelve months ended September 30, 2004. As of September 30, 2003, a deferred loss of $99,399, reflecting the cumulative mark to market loss of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

We use the average monthly forward contract exchange rate to translate our Euro denominated sales into our U.S. dollar reporting currency. For the twelve month period ending September 30, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in an increase in sales of $909,326. This sales increase is related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the twelve month period ending September 30, 2003, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales increase of $1,895,000.

See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" with reference to the impact of foreign currency exchange fluctuations.

COMPETITION

Our business is subject to significant competition. Competition exists from larger and smaller companies that might possess substantially greater technical, financial, human, sales and marketing resources than we have. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. We compete against companies such as ATI Technologies Inc., Pinnacle Systems, Inc plus several Asian manufacturers. Our new MediaMVP™ and DEC products compete in the consumer electronics market, where competition comes from Sony Corp., Toshiba Corporation, Cisco Systems Inc. and others.

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

We currently use technology licensed from third parties in certain products. Our business, financial condition and operating results could be adversely affected by a number of factors relating to these third-party technologies, including:

•	failure by a licensor to accurately develop, timely introduce, promote or support the technology

•	delays in shipment of products

•	excess customer support or product return costs due to problems with licensed technology and

•	termination of our relationship with such licensors

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

Even though we independently develop most of our products, our success will depend, in a large part, on our ability to innovate, obtain or license patents, protect trade secrets and operate without infringing on the proprietary rights of others. We maintain copyrights on certain of our designs and software programs, but currently we have no patent on the WinTV® board or other products as we believe that such technology cannot be patented.

On March 18, 2003, the trade name "Hauppauge" was registered with the United States Patent and Trademark Office. On December 27, 1994, our trademark, "WinTV®", was registered with the United States Patent and Trademark Office. In fiscal 2004 we registered with the United States Patent and Trademark Office the trade names SoftPVR®, HardPVR® and MediaMVP®.

See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

As of September 30, 2004, we employed 135 people worldwide, including our executive officers, all of which are full-time, none of which are represented by a union.

CORPORATE STRUCTURE

Hauppauge Digital Inc. was incorporated in the state of Delaware on August 2, 1994. Listed below is a chart depicting the Company's corporate structure.

Hauppauge Digital Inc. was incorporated in Delaware and is the parent holding Company. Our subsidiaries function as follows:

Hauppauge Computer Works, Inc., incorporated in New York, is our United States operating Company. It has locations in Hauppauge, New York and Danville, California. The Hauppauge location functions as our world wide Company headquarters and houses the Executive Officers and is responsible for

•	Sales

•	Technical Support

•	Research and Development

•	Warehousing and shipping

•	Finance and Administrative

•	Inventory planning and forecasting

Hauppauge Computer Works, Inc. is in turn the holding company of a foreign sales corporation, Hauppauge Computer Works, Ltd (incorporated in the U.S. Virgin Islands).

HCW Distributing Corp., incorporated in New York, is an inactive Company

Hauppauge Digital Taiwan was incorporated during fiscal 2004 in Taiwan, ROC and is responsible for:

•	Sales administration for Asia and China

•	Research and development activities

Hauppauge Digital Europe S.à.r.l, incorporated in Luxembourg, is our European subsidiary. It has the following wholly-owned subsidiaries:

•	Hauppauge Digital Asia Pte Ltd (incorporated in Singapore)

•	Hauppauge Computer Works, GmbH (incorporated in Germany)

•	Hauppauge Computed Works Limited (incorporated in the United Kingdom)

•	Hauppauge Computer Works S.à.r.l. (incorporated in France)

The subsidiaries above function as sales and commission agents, and are primarily responsible for:

•	Directing and overseeing European sales, marketing and promotional efforts

•	Procuring sales and servicing customers

•	Sales administration

•	Technical support

•	Product and material procurement support

•	Contract manufacturer and production support

In addition to Hauppauge Digital Europe S.à.r.l's wholly owned subsidiaries, Hauppauge Digital Europe S.à.r.l' also has a branch office in Blanchardstown, Ireland, which functions as our European distribution center and is responsible for:

•	Warehousing of product

•	Shipment of product

•	Repair center

•	European logistics center

Our executive offices are located at 91 Cabot Court, Hauppauge, New York 11788, and our telephone number at that address is (631) 434-1600. Our internet address is http://www.hauppauge.com.

ITEM 2.    DESCRIPTION OF PROPERTY

We occupy a facility located in Hauppauge New York and use it for executive offices and for the testing, storage and shipping of our products. In February 1990, Hauppauge Computer Works, Inc., a wholly-owned subsidiary of ours ("HCW"), entered into a lease (the "1990 Lease"), with Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, our Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing and the holder of approximately 9.4% of our Common Shares as of September 30, 2004, Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 6.1% of our Common Shares as of September 30, 2004 and Laura Aupperle, believed by us to be the holder of approximately 12.8% of our Common Shares, including Common Shares attributed to the Estate of Kenneth R. Aupperle. Ladokk Realty Co., LLC is the successor to Ladokk Realty Co. As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly, and subject to 5% annual increases effective February 1st of each year. We were also obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease. Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by us.

On February 17, 2004, HCW and Ladokk terminated the 1990 Lease and HCW entered into a new lease agreement with Ladokk Realty Co., LLC (the "2004 Lease"). The 2004 Lease term is for five years and terminates on February 16, 2009. The annual rent under the 2004 Lease is $360,000, payable monthly. We are also obligated to pay real estate taxes and operating costs of maintaining the premises subject to such lease. Concurrently with the new lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require us to sign a guarantee. Accordingly, we no longer guarantee the landlord's mortgages.

Our Audit Committee is in the process of evaluating the 2004 Lease. See "Item 8 – Certain Relationships and Related Transactions".

Our subsidiary, Hauppauge Computer Works, Inc., occupies a shared office facility at the Danville Business Center in Danville, California. We use the California office as our western region sales office and for marketing our Eskape™ Labs product line. The lease expires on May 31, 2005 and requires us to pay an annual rent, which includes telecommunications services, of approximately $11,500.

Our German subsidiary, Hauppauge Computer Works GmbH, occupies approximately 6,000 square feet in Mönchengladbach, Germany. It is used as our European sales office and customer support center. It also has a product demonstration room and a storage facility. Hauppauge Computer Works GmbH pays an annual rent of approximately $44,000 for this facility pursuant to a rental agreement, which expires on October 31, 2006.

Our Singapore subsidiary, Hauppauge Digital Asia Pte. Ltd., occupies approximately 3,400 square feet in Singapore, which it uses as a sales and administration office and for the testing, storage and shipping of our products. The lease expires on November 30, 2005 and calls for an annual rent of approximately $26,600. The rent includes an allocation for common area maintenance charges.

On May 1, 2001, Hauppauge Digital S.à.r.l. commenced a lease of a 15,642 square foot building in Blanchardstown, Dublin, Ireland. The facility houses our European warehousing and distribution center. The lease, which is for the standard twenty-five year term in Ireland with the right to terminate on the fifth and tenth year of the lease, calls for an annual rent of approximately $127,200. The rent includes an allocation for common area maintenance charges.

ITEM 3.    LEGAL PROCEEDINGS

We were involved in arbitration proceedings before the American Arbitration Association, which had been brought against the Company by the estate of the late Mr. Kenneth Aupperle, one of the Company's founders and former President ("Estate"). The Estate was claiming property rights and interest in the Company, certain amounts due and owing to the Estate based on various corporate agreements with Mr. Aupperle and certain insurance policies, which amounts were claimed to be not less than $2,500,000. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250. No other fees or expenses were awarded. The Company accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award. The award was paid in May 2004.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following proposals were submitted to the stockholders for approval at the Annual Meeting of Stockholders held on September 27, 2004 at our offices:

Proposal No. 1: Election of Directors

The following directors were elected by the votes indicated:

	For	Withheld
Kenneth Plotkin	7,506,552	2,142,601
Bernard Herman	7,518,390	2,142,601
Steven J. Kuperschmid	7,493,702	2,142,601
Robert S. Nadel	7,504,290	2,142,601
Christopher G. Payan	7,502,290	2,142,601
Neal Page	7,518,290	2,142,601
Seymour G. Siegel	7,505,490	2,142,601

Proposal No. 2: Ratify the Board of Director's resolution to amend the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock available thereunder from 180,000 to 260,000 and provide for a termination date thereunder of December 31, 2006

The proposal to ratify the Board of Director's resolution to amend the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock available thereunder from 180,000 to 260,000 and provide for a termination date thereunder of December 31, 2006, as further detailed in the Company's Proxy Statement dated September 1, 2004, was approved by the shareholders.

For	Against	Abstain
2,414,314	219,741	109,391

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)    The principal market on which our common stock (the "Common Stock") is traded is the over-the-counter market. The Common Stock is quoted on the NASDAQ National Market and its symbol is HAUP. The table below sets forth the high and low bid prices of our Common Stock as furnished by NASDAQ for the periods indicated. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended September 30, 2004	High	Low
First Quarter	2.98	2.28
Second Quarter	8.15	2.31
Third Quarter	9.73	5.25
Fourth Quarter	5.31	3.10

Fiscal Year Ended September 30, 2003	High	Low
First Quarter	1.41	0.95
Second Quarter	1.67	1.28
Third Quarter	3.74	1.38
Fourth Quarter	3.10	2.34

(b)	We have been advised by our transfer agent, North American Transfer Co. that the approximate number of holders of record of our Common Stock as of August 24, 2004 was 180. We believe there are in excess of 7,000 beneficial holders of our Common Stock.

(c)	No cash dividends have been paid during the past two years. We have no present intention of paying any cash dividends in our foreseeable future and intend to use our net income, if any, in our operations.

The table below summarized repurchases of our common stock under our stock repurchase program:

	Total Number of shares purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Purchases as of September 30, 2003	542,067	$2.76	542,067	307,933
August 1 to August 31	15,000	3.44	15,000	292,933
September 1 to September 30	10,000	3.54	10,000	282,933
Purchases as of September 30, 2004	567,067	$2.79	567,067

On November 8, 1996, we approved a stock repurchase program. The program authorizes the Company to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997.

The information required by this Item regarding equity compensation plans is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data with respect to our financial position and our results of operations for each of the five years in the period ended September 30, 2004 set forth below has been derived from our audited consolidated financial statements. The selected financial information presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data	2004	2003	2002	2001	2000
	(in thousands, except for per share amounts)
Net Sales	$65,339	$50,956	$42,797	$50,910	$66,292
Cost of sales	48,045	38,715	31,661	42,056	54,425
Gross Profit	17,294	12,241	11,136	8,854	11,867
Selling, general and administrative expenses	12,320	10,818	9,069	10,282	12,231
Research & development expenses	2,021	1,902	1,592	1,510	1,666
Legal expenses related to arbitration and litigation proceedings	354	78	—	—	—
Arbitration proceeding	206	—	—	—	—
Litigation proceeding	427	—	—	—	—
Write off of goodwill	—	—	—	702	—
Litigation settlement	—	—	—	213	—
Income (loss) from operations	1,966	(557)	475	(3,853)	(2,030)

Other Income (Expense):
Interest income	7	16	35	42	104
Interest expense	—	—	—	(31)	(15)
Life insurance proceeds	—	—	—	2,000	—
Foreign currency	2	34	(93)	(9)	(243)
Other, net	—	—	—	—	1
Income (loss) before taxes	1,975	(507)	417	(1,851)	(2,183)
Income tax (benefit) provision	150	307	69	750	(1,184)
Income (loss) before cumulative effect of a change in accounting principle	1,825	(814)	348	(2,601)	(999)
Cumulative effect of a change in accounting principle	—	—	—	319	—
Net income (loss)	$1,825	$(814)	$348	$(2,282)	$(999)
Per share results-basic:
Income (loss) before cumulative effect of a change in accounting principle	$0.20	$(0.09)	$0.04	$(0.29)	$(0.11)
Cumulative effect of a change in accounting principle	$—	$—	$—	$0.03	$—
Net income (loss) per share-basic	$0.20	$(0.09)	$0.04	$(0.26)	$(0.11)

Per share results-diluted:
Income (loss) before cumulative effect of a change in accounting principle	$0.19	$(0.09)	$0.04	$(0.29)	$(0.11)
Cumulative effect of a change in accounting principle	$—	$—	$—	$0.03	$—
Net income (loss) per share-diluted	$0.19	$(0.09)	$0.04	$(0.26)	$(0.11)

Weighted average shares outstanding:
Basic	8,999	8,867	8,887	8,910	8,837
Diluted	9,668	8,867	9,002	8,910	8,837
Consolidated Balance Sheet Data (at period end):
Working capital	$13,760	$10,860	$11,266	$10,258	$11,767
Total assets	32,071	21,650	19,846	18,784	26,316
Stockholders' equity	14,327	11,468	11,967	11,686	13,654

Note: All per share amounts and weighted average shares have been retroactively restated to reflect a two for one stock split effective March 27, 2000.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations
Twelve months ended September 30, 2004 compared to September 30 2003.

Results of operations for the twelve months ended September 30, 2004 compared to September 30, 2003 are as follows:

	Twelve Months Ended 9/30/04	Twelve Months Ended 9/30/03	Variance $	Percentage of sales
				2004	2003	Variance
Net Sales	$65,339,583	$50,956,034	$14,383,549	100.0%	100.0%	0
Cost of sales	48,045,365	38,715,103	9,330,262	73.53%	75.98%	−2.45%
Gross Profit	17,294,218	12,240,931	5,053,287	26.47%	24.02%	2.45%
Gross Profit %	26.47%	24.02%	2.45%
Costs:
Sales & Marketing	8,383,807	7,145,730	1,238,077	12.83%	14.02%	−1.19%
Technical Support	463,412	420,566	42,846	0.71%	0.83%	−0.12%
Legal expenses related to litigation & arbitration proceedings	354,050	78,052	275,998	0.54%	0.15%	0.39%
General & Administrative	3,472,586	3,251,763	220,823	5.32%	6.38%	−1.06%
Total Selling, General and Administrative costs	12,673,855	10,896,111	1,777,744	19.40%	21.38%	−1.98%
Research & Development	2,020,824	1,901,843	118,981	3.09%	3.73%	−0.64%
Total Costs	14,694,679	12,797,954	1,896,725	22.49%	25.11%	−2.62%
Net operating income before arbitration & litigation	2,599,539	(557,023)	3,156,562	3.98%	−1.09%	5.07%
Arbitration & litigation items:
Arbitration proceeding	206,250		206,250	0.32%	0.00%	0.32%
Litigation proceeding	427,000	—	427,000	0.65%	0.00%	0.65%
Net operating income	1,966,289	(557,023)	2,523,312	3.01%	−1.09%	4.10%

Other income
Interest income	6,054	15,858	(9,804)	0.01%	0.03%	−0.02%
Foreign currency	2,302	34,023	(31,721)	0.00%	0.07%	−0.07%
Total other income	8,356	49,881	(41,525)	0.01%	0.10%	−0.09%
Income before taxes on income	1,974,645	(507,142)	2,481,787	3.02%	−0.99%	4.01%
Taxes on income	149,497	306,890	(157,393)	0.23%	0.60%	−0.37%
Net income	$1,825,148	$(814,032)	$2,639,180	2.79%	−1.59%	4.38%

Net sales for the twelve months ended September 30, 2004 increased $14,383,549 compared to the twelve months ended September 30, 2003 as shown on the table below.

Location	Twelve Months ended 9/30/04	Twelve Months ended 9/30/03	Increase (decrease) Dollar Variance	Increase (decrease) Variance %	Percentage of sales by Geographic region
					2004	2003
Domestic	$22,219,561	$16,163,782	$6,055,779	37%	34%	32%
Europe	42,249,996	34,082,082	8,167,914	24%	65%	67%
Asia	870,026	710,170	159,856	23%	1%	1%
Total	$65,339,583	$50,956,034	$14,383,549	28%	100%	100%

The primary factors contributing the sales increase were:

•	Stronger demand for retail WinTV-PVR-150/250/350 products due to exposure generated from Media Center awareness

•	Increased PVR-USB sales due to introduction of lower cost model and Media Center awareness

•	Increased sales of OEM PVR-150/250 for Media Center products

•	Higher sales of USB products

•	Introduction in fiscal 2004 of MediaMVP product

•	Increased DVB sales in Europe

•	Increase in our average Euro to USD contract rate of about 18.1% (1.1907 versus 1.0081) for the twelve months ended September 30, 2004 over the same period of last year , which yielded higher converted Euro to USD sales

The increases were offset by:

•	Decrease in low end analog WinTV sales

•	Decrease in Digital Entertainment Center (DEC) sales

•	Lower domestic digital and video editing sales

•	$90,000 reduction in sales for price protection due to anticipated price reductions on older products

•	Increase in sales return reserve of $320,000 to reflect increased prior six month sales level and residual product returns on in-warranty products

Net sales to domestic customers were 34% of net sales for the twelve months ended September 30, 2004 compared to 32% for the twelve months ended September 30, 2003. Net sales to European customers were 65% of net sales for the twelve months ending September 30, 2004 and 67% for the twelve months ended September 30 2003. Net Sales to Asian customers were 1% for the periods ending September 30, 2004 and September 30, 2003.

Seasonal nature of sales

As the chart above indicates, there is a seasonal pattern to our quarterly sales. Listed below are the primary causes of our seasonal sales:

•	Our product is sold through retail outlets or to OEM's who include our product as a component of their system. Spurred on by the holiday spending, our sales during our first fiscal quarter, which encompasses the holiday season, have historically been the highest of our fiscal year.

•	Our fiscal second quarter is historically our second best sales quarter. Post holiday sales, mid year school sales, disposal income generated from year end bonuses, gift certificates, holiday cash gifts and mid year school purchases fuel the sales of our second quarter.

•	We sell over 60% of our sales into the European market. During our fiscal third quarter we begin to experience a slowdown due to the summer holiday period in Europe. We also see decreased spending in the U.S during the summer months. This has historically caused sales for our fiscal third quarter to be the lowest for the year.

•	During the latter part of August and into September, which is the last half of our fiscal fourth quarter, sales activity begins to increase. The increase is fueled by computer spending for school needs, the replenishment of stock in the European market and the start of the product ramp up for the holiday season. This post summer sales activity has resulted in our fourth quarter being the third best sales quarter of our fiscal year.

Although our strategy has been to diversify our sales to minimize the seasonal nature of our business, we anticipate similar seasonal trends for the near term future.

Gross Profit

Gross profit increased $5,053,287 for the twelve months ended September 30, 2004 compared to the twelve months ended September 30, 2003.

The increases and (decreases) in the gross profit are detailed below:

Increase (decrease)
Due to increased sales	$4,654,110
Increase in gross margin on non OEM products	2,495,494
Effect on gross margin due to lower margin OEM sales	(740,717)
Price protection	(90,000)
Due to increases in labor related and other costs	(1,265,600)
Total increase in gross profit	$5,053,287

Gross profit percentage for the twelve months ended September 30, 2004 was 26.47% compared to 24.02% for the twelve months ended September 30, 2003, an increase of 2.45%.

The increases and (decreases) in the gross profit percent are detailed below:

Increase (decrease)
Increase in gross margin on non OEM products	3.97%
Effect on gross margin due to lower margin OEM sales	(1.18)%
Price protection	(0.10)%
Due to increases in labor related and other costs	(0.24)%
Net increase in gross profit	2.45%

The increase in the gross profit margin on non-OEM products of 3.97% was primarily due to:

•	Cost reductions attained during fiscal 2003 and the first half of fiscal 2004

•	Increase in our average Euro to USD contract rates, used to convert Euro sales to U.S. dollar sales of about 15.2.% for the three months ended September 30, 2004 (1.2144 versus 1.0543) and 18.1% (1.1907 versus 1.0081) for the twelve months ended September 30, 2004 over the same periods of last year. Since about 75% of our European inventory is purchased in U.S. dollars, while most of the European sales are invoiced in Euros or British Pound Sterling, the Company benefits from the higher converted Euro to U.S. dollar sales, which are sold against either stable or declining U.S. dollar unit inventory cost

The decrease in the gross profit percentage of 1.18% attributable to the mix of OEM sales for the twelve months ended September 30 2004 was due to the following :

•	Increase in OEM sales. Sales of OEM boards for the twelve months ended September 30, 2004 were $8,118,511 or 12.43% of sales compared to $4,828,040 or 9.47% of sales for the twelve months ended September 30, 2003. The higher mix of lower margin OEM sales for fiscal 2004 compared to fiscal 2003 resulted in a decrease in gross profit percent of 1.18% compared to the prior year.

•	The decrease in the gross profit percent of 0.24% attributable to labor related and other costs for the twelve months ended September 30, 2004 was due to the percentage increase in labor related and other costs for the twelve months ended September 30, 2004 over the twelve months ended September 30, 2003 of 32% exceeding the 28% increase in sales.

Volatility of Gross Profit percent:

The chart above details the quarterly fluctuations in gross profit percent. Over the last twelve quarters, the gross profit percent has ranged from a low of 22.52% to a high of 29.34%.

Factors affecting the volatility of our gross profit percent are:

•	Mix of product. Gross profit percents vary within our retail family of products as well as for OEM products. Varying sales mix of these different products affect the monthly gross profit percentage.

•	Fluctuating quarterly sales caused by seasonal trends. Embedded as a component of cost of sales are certain fixed costs, mainly for production and warehouse labor and the overhead cost of our Ireland distribution facility. Due to this, when unit and dollar sales decline due to seasonal market trends, these fixed costs get spread over lower units, thus increasing product unit costs causing these fixed costs to grow as a percentage of sales.

•	Competitive pressures. Our market is constantly changing with new competitors joining our established competitors. These competitive pressures from time to time result in declining prices, which can reduce gross profit.

•	Supply of component parts. In times when supply of component parts are in short supply, we have to manage price increases. Consequently, when product supply is high, we are usually able to secure price decreases.

•	Sales volume. As unit sales volume increases, we have more leverage in negotiating volume price decreases with our component suppliers and our contract manufacturers.

•	Cost reductions. We evaluate the pricing we receive from our suppliers and our contract manufacturers and we are constantly looking to achieve component part and contract manufacturer cost reductions.

Managing product mix, moderating seasonal trends and achieving cost reductions are a Company priority and critical to our competitive position in the market. Although our goal is to optimize gross profit and minimize gross profit fluctuations, we anticipate the continuance of gross profit percent fluctuations.

The chart below illustrates the components of Selling, General and Administrative costs, inclusive of legal expenses related to litigation and arbitration proceedings:

	Twelve months ended September 30,
	Dollar Costs			Percentage of Sales
	2004	2003	Increase (Decrease)	2004	2003	Increase (decrease)
Sales and Marketing	$8,383,807	$7,145,730	$1,238,077	12.83%	14.02%	−1.19%
Technical Support	463,412	420,566	42,846	0.71%	0.83%	−0.12%
Legal expenses related to litigation & arbitration proceedings	354,050	78,052	275,998	0.54%	0.15%	0.39%
General and Administrative	3,472,586	3,251,763	220,823	5.32%	6.38%	−1.06%
Total	$12,673,855	$10,896,111	$1,777,744	19.40%	21.38%	−1.98%

Selling, General and Administrative expenses increased $1,777,744 from the prior year. As a percentage of sales, Selling, General and Administrative expenses decreased by 1.98% when compared to the twelve months ended September 30, 2003.

The increase in Sales and Marketing expense of $1,238,077, which accounted for approximately 69% of the total increase in Selling, General and Administrative expenses, was mainly due to:

•	Increases caused by the strengthening of the Euro to the U.S dollar of $555,668, which accounted for about 45% of the total increase. The average Euro to USD conversion rate was $1.2176 for the twelve months ended September 30, 2004 compared to $1.0841 for the twelve months ended September 30, 2003

•	Increases in sales related variable costs for co-op adverting and commission costs of $595,553, which accounted for about 33% of the total increase

•	Increased European promotional programs of $98,870

•	Increased public relation costs for product launches of $51,970

•	Higher European rep costs of $ 116,731 due to addition of reps and support costs

•	Lower sales office expenses of $180,355 due to personnel shift and stricter budget controls

The increase in General and Administrative expenses, inclusive of legal expenses related to litigation and arbitration proceedings, of $496,821 was primarily due to:

•	Higher legal and legal related costs of $375,680 due to litigation and arbitration cases

•	Directors fees of $104,638

•	European accounting service fees $40,756

•	Bonus accrual and other expenses $80,395

Selling general and administrative expenses changes as a percent of sales

The chart above details the quarterly fluctuations for sales and marketing, technical support, general and administrative and total selling, general and administrative expenses. Due to the large preponderance of fixed costs coupled with the seasonal nature of our business, over the last twelve quarters the pattern of selling general and administrative as a percent of sales has been:

•	As a result of our first quarter yielding the highest quarterly sales for the fiscal year, selling, general and administrative expenses as a percent of sales has been lowest during our first quarter.

•	The second quarter, which usually yields quarterly sales that are the second highest for the year, results in selling, general and administrative sales being the second lowest for the year

•	Selling, general and administrative expenses for the third and fourth quarters are the highest as a percent of sales, reflecting the seasonal trend which yields the lowest quarterly sales of the fiscal year.

•	Total year selling, general and administrative expenses as a percent of sales declined to its lowest level in three years for fiscal 2004, the result of increased sales over the prior two fiscal years.

We expect a similar fixed versus variable cost structure for the near future. Due to this, we expect selling, general and administrative expenses as a percentage of sales to reflect a trend that is similar to the historical trends we have experienced over the prior three fiscal years.

Research and development expenses

Research and Development expenses increased 118,981. The increase was mainly due to:

•	Increased compensation costs attributable to the creation of a Taiwan based Engineering department and to U.S and European staff additions

•	Travel costs due to interaction between Taiwan and U.S. staff

Arbitration Proceeding

We were involved in arbitration proceedings before the American Arbitration Association, which had been brought against the Company by the estate of the late Mr. Kenneth Aupperle, one of the Company's founders and former President ("Estate"). The Estate was claiming property rights and interest in the Company, certain amounts due and owing to the Estate based on various corporate agreements with Mr. Aupperle and certain insurance policies, which amounts were claimed to be not less than $2,500,000. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250. No other fees or expenses were awarded. The Company accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award. The award was paid in May 2004.

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

The Company accrued a charge of $500,000 during the second fiscal quarter of fiscal 2004 to cover the award. Subsequent negotiation reduced the award to $427,000, and the Company paid the award in June 2004. The reduction in the final award has been reflected in our third quarter results.

Other income

Net other income for the twelve months ended September 30, 2004 was $8,356 compared to net other income of $49,881 for the twelve months ended September 30, 2003 as detailed below:

	Twelve months ended September 30,
	2004	2003
Interest income	$6,054	$15,858
Foreign currency transaction gains (losses)	2,302	34,023
Total other income (expense)	$8,356	$49,881

Re-measurement of accounts denominated in currencies other than the Euro

We follow the rules prescribed in paragraph 16 of SFAS 52 "Foreign Currency Translation", which states that accounts denominated in a currency other than an entities functional currency, excluding inter-company accounts which are long term in nature, need to be re-measured into the entities functional currency, and any gain or loss from this re-measurement are included in the determination of net income and are booked as other income (loss) section under the description foreign currency transaction gains (losses).

Accumulated other comprehensive income (loss)

The Euro is the functional currency of the Company's European subsidiary, HDE Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro denominated accounts on HDE Sarl's books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. The Company had a translation gain of $704,183 recorded on the balance sheet as of September 30, 2003. For the twelve months ended September 30, 2004, the Company recorded on the balance sheet deferred translation gains of $370,727 resulting in a translation gain of $1,074,910 recorded as a component of accumulated other comprehensive income as of September 30, 2004.

The Company uses forward exchange contracts to manage our exposure to fluctuations in foreign currencies related to U.S. dollar purchases of inventory. Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate. The Company qualifies for cash flow hedge accounting as prescribed under SFAS 133, which allows the Company to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income. The Company had a mark to market losses of $234,591 recorded on the balance sheet as of September 30, 2003. For the twelve months ended September 30, 2004, the Company recorded, as component of other comprehensive income, a mark to market gain of $135,192, resulting in a $99,399 mark to market loss recorded on the balance sheet as of September 30, 2004.

As stated above, accumulated other comprehensive income (loss) consists of two components:

•	Translation gains and losses

•	FAS 133 mark to market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up the accumulated other comprehensive income amount of $975,511 recorded on our balance sheet as of September 30, 2004:

Accumulated other comprehensive income	Balance As of Sept. 30, 2003	Oct 03 to Dec 03 Gains (losses)	Balance As of Dec 31, 2003	Jan 04 to Mar 04 Gains (losses)	Balance As of Mar 31, 2004	April 04 to June 04 Gains (losses)	Balance As of June 30, 2004	July 04 to Sep 04 Gains (losses)	Balance As of Sept30, 2004
Translation gains (losses)	$704,183	$849,969	$1,554,152	$(142,087)	$1,412,065	$(241,751)	$1,170,314	$(95,404)	$1,074,910
FAS 133 mark to market adjustments	(234,591)	204,461	(30,130)	(16,483)	(46,613)	26,138	(20,475)	(78,924)	(99,399)
	$469,592	$1,054,430	$1,524,022	$(158,570)	$1,365,452	$(215,613)	$1,149,839	$(174,328)	$975,511

Tax provision

Our net tax provision for the year ended September 30, 2004 and 2003 is as follows:

	Twelve months ended September 30,
	2004	2003
Tax (benefit) attributable to U.S operations	$(521,000)	$(972,000)
Tax expense European operations	134,497	108,465
State taxes	15,000	—
Adjustment of prior year estimated income taxes	—	198,425
Deferred tax asset valuation allowance	521,000	972,000
Net tax provision	$149,497	$306,890

For the last five fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of September 30, 2004 and we concluded that under the present circumstances, it would be appropriate for us to record a valuation allowance against the increase in the deferred tax asset attributable to the loss incurred during fiscal 2004 from domestic operations.

As a result of all of the above items mentioned in the Management's Discussion and Analysis of Financial Condition and Results of Operations, we earned net income of $1,825,148 for the twelve months ended September 30, 2004, which resulted in basic net income per share of $0.20 and diluted net income per share of $0.19 on weighted average basic and diluted shares of 8,999,266 and 9,666,223, respectively, compared to a net loss of $814,032 for the twelve months ended September 30, 2003, which resulted in basic and diluted net loss per share of $0.09 on weighted average basic and diluted shares of 8,867,309.

Options to purchase 123,701 and 1,896,101 shares of common stock at prices ranging $5.25 to $ 10.06 and $1.05 and $10.06, respectively, were outstanding for the twelve month period ending September 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Results of operations
Twelve months September 30, 2003 compared to September 30 2002

Results of operations for the twelve months ended September 30, 2003 compared to September 30, 2002 are as follows:

	Twelve months Ended 9/30/03	Twelve months Ended 9/30/02	Variance $	Percentage of sales
				2003	2002	Variance
Net sales	$50,956,034	$42,796,726	$8,159,308	100.0%	100.0%	—
Cost of sales	38,715,103	31,661,073	7,054,030	75.98%	73.98%	2.00%
Gross profit	12,240,931	11,135,653	1,105,278	24.02%	26.02%	−2.00%
Gross profit %	24.02%	26.02%	−2.00%
Costs:
Sales & marketing	7,145,730	5,741,510	1,404,220	14.02%	13.42%	0.60%
Technical support	420,566	379,592	40,974	0.83%	0.89%	−0.06%
General & administrative	3,329,815	2,947,943	381,872	6.53%	6.89%	−0.36%
Total selling, general and administrative costs	10,896,111	9,069,045	1,827,066	21.38%	21.20%	0.18%
Research & development	1,901,843	1,591,551	310,292	3.73%	3.72%	0.01%
Total costs	12,797,954	10,660,596	2,137,358	25.11%	24.92%	0.19%
Net Operating (loss) income	(557,023)	475,057	(1,032,080)	−1.09%	1.10%	−2.19%
Other income (expense)
Interest income	15,858	34,781	(18,923)	0.03%	0.08%	−0.05%
Foreign currency	(17,913)	4,750	(22,663)	−0.04%	0.01%	−0.05%
Non operational USD to Euro re-measurement	51,936	(98,066)	150,002	0.10%	−0.23%	0.33%
Total other income (expense)	49,881	(58,535)	108,416	0.09%	−0.14%	0.23%
(Loss) income before taxes	(507,142)	416,522	(923,664)	−1.00%	0.96%	−1.96%
Income tax provision	306,890	69,000	237,890	0.60%	0.16%	0.44%
Net (loss) income	$(814,032)	$347,522	$(1,161,554)	−1.60%	0.80%	−2.40%

Net sales for the twelve months ended September 30, 2003 increased $8,159,308 compared to the prior year. Domestic and European sales increased by $4,655,424 and $3,716,401 respectively while Asian sales decreased $212,517 as follows:

Location	Twelve Months ended 9/30/03	Twelve Months ended 9/30/02	Increase (decrease) Dollar Variance	Increase (decrease) Variance %	Percentage of sales by Geographic region
					2003	2002
Domestic	$16,163,782	$11,508,358	$4,655,424	40%	32%	27%
Europe	34,082,082	30,365,681	3,716,401	12%	67%	71%
Asia	710,170	922,687	(212,517)	−23%	1%	2%
Total	$50,956,034	$42,796,726	$8,159,308	19%	100%	100%

The primary forces contributing to the net sales increase were:

•	Digital and digital satellite products of $4,466,127 due to expanding market

•	Analog and personal video recorder sales of $3,693,181 due to new product introductions

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

The increases and (decreases) in the gross profit are detailed below:

Increase (decrease)
Due to increased sales	$2,740,103
Higher margins due to product mix	161,443
Third quarter fiscal 2002 inventory obsolescence adjustment	(151,119)
Effect of increased sales of lower margin OEM products	(1,105,746)
Due to increases in labor related and other costs	(539,404)
Total increase in gross profit	$1,105,278

The decrease in gross profit percentage of 2.00% for the twelve months ended September 30, 2003 compared to the twelve months ended September 30, 2002 is as follows:

Increase (decrease)
Higher margins due to product mix	0.31%
Third quarter fiscal 2002 inventory reserve adjustment	(0.36)%
Effect of increased sales of lower margin OEM products	(2.17)%
Labor related and other costs	0.22%
Net decrease gross profit %	(2.00)%

The 0.31% improved gross profit percentage on assembled boards due to product mix was primarily caused by unit price reductions from our suppliers and subcontractors on our analog product lines and digital video satellite products, offset somewhat by sales of lower average margin set top box products.

OEM sales of products for Windows XP Media Center for the twelve months ended September 30, 2003 were $4,828,040, which accounted for 9.47% of the net sales for fiscal 2003. Although OEM sales require less sales and marketing support, their gross profit percentages are substantially less than those of our retail products. Our OEM sales had an average gross profit percentage of 11.02% for the twelve months ended September 30, 2003. There were no significant OEM sales in the previous year. The increased product mix of OEM sales during fiscal 2003 contributed to the 2.00% reduction in our fiscal 2003 gross profit percentage when compared to the previous year.

During the latter part of fiscal 2001, the factors below affected the realization of the Company's inventory:

•	The loss during the fourth quarter of 2001 of a long-time direct corporate customer impacted the existing value of assembled boards and component inventory relating to this customer

•	A change with a major contract manufacturer from consigning component parts to the contract manufacturer to purchasing the assembled boards on a turnkey basis impacted the value of component inventory

•	The second consecutive year of declining sales resulted in slower sales of older models

•	Engineering changes made to our USB and Macintosh products which rendered certain inventory associated with this product obsolete

•	The better use of new software that assisted the Company in identifying slow moving inventory

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

The chart below illustrates the components of selling, general and administrative expenses:

	Twelve months ended September 30,
	Dollar Costs			Percentage of Sales
	2003	2002	Increase (Decrease)	2003	2002	Increase (Decrease)
Sales and Marketing	$7,145,730	$5,741,510	$1,404,220	14.02%	13.42%	0.61%
Technical Support	420,566	379,592	40,974	0.83%	0.89%	—0.06%
General and Administrative	3,329,815	2,947,943	381,872	6.53%	6.89%	—0.35%
Total	$10,896,111	$9,069,045	$1,827,066	21.38%	21.20%	0.19%

Selling, general and administrative expenses increased $1,827,066 from the prior year. As a percentage of sales, selling, general and administrative expenses increased by 0.19% when compared to the twelve months ended September 30, 2002.

The increase in sales and marketing expense of $1,404,220 which accounted for about 77% of the total increase in selling, general and administrative expenses, was mainly due to:

•	Higher advertising costs of $872,896 due to higher sales based co-operative advertising, higher customer rebate realization and increased special promotions

•	Higher advertising costs of $188,765 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD

•	Higher commissions expense of $86,779 due to increased sales

•	Increased sales commission expense of $53,232 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD

•	Increased European sales office costs of $123,675

•	Increased European sales office costs of $302,216 due to higher translated Euro to U.S dollar amounts due to the strengthening of the Euro against the USD

•	Lower trade show costs of $236,061 due to smaller show presence and frequency

The increase in general and administrative expenses of $381,872 was primarily due to:

•	Addition of senior executive officer $109,976

•	Higher legal costs of $78,785

•	Increased travel costs of $11,961

•	Increased Directors fees of $46,581

•	Increased banking fees of $65,047

•	Increased consulting fees for investment advice and public relations $47,849

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

    Other income (expense)

Net other income for the twelve months ended September 30 , 2003 was $49,881 compared to net other expense of ($58,535) for the twelve months ended September 30, 2002 as detailed below:

	Twelve months ended September 30,
	2003	2002
Interest income	$15,858	$34,781
Foreign currency transaction gains (losses)	(17,913)	4,750
Non operational USD to Euro currency re-measurement	51,936	(98,066)
Total other income (expense)	$49,881	$(58,535)

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

As stated above, accumulated other comprehensive income (loss) consists of two components:

•	Translation gains and losses

•	FAS 133 mark-to-market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):

	Balance As of Sep. 30, 2002	October - December 02 Gains (losses)	Balance as of December 31, 2002	January - March 03 Gains (losses)	Balance as of March 31, 2003	April- June 03 Gains (losses)	Balance As of June 30, 2003	July- Sep. 03 Gains (losses)	Balance As of Sep. 30, 2003
Translation adjustments	$(3,845)	$150,728	$146,883	$13,318	$160,201	$197,917	$358,118	$346,065	$704,183
FAS 133 mark to market adjustments	190,919	(518,974)	(328,055)	163,879	(164,176)	18,169	(146,007)	(88,584)	(234,591)
	$187,074	$(368,246)	$(181,172)	$177,197	$(3,975)	$216,086	$212,111	$257,481	$469,592

Tax provision

Our net tax provision for the twelve months ended September 30, 2003 and 2002 is as follows:

	Twelve months ended September 30,
	2003	2002
Tax (benefit) attributable to U.S operations	$(972,000)	$(980,000)
Tax expense European operations	108,465	69,000
Adjustment of prior year estimated income taxes	198,425	—
Deferred tax asset valuation allowance	972,000	980,000
Net tax provision	$306,890	$69,000

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

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 66%, 68% and 73% of sales for the years ended September 30, 2004, 2003 and 2002, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period.

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonality of retail sales.

Liquidity and Capital Resources

Our cash, working capital and stockholders' equity position is disclosed below:

	As of September 30,
	2004	2003	2002
Cash	$8,661,589	$5,838,160	$4,964,522
Working Capital	13,760,121	10,859,953	10,258,143
Stockholders' Equity	14,327,425	11,468,685	11,185,618

We had cash and cash equivalents as of September 30, 2004 of $8,661,589, an increase of $2,823,429 from September 30, 2003.

The increase was due to:

Sources of cash:
Net income adjusted for non cash items	$2,079,896
Increase in accounts payable other current liabilities	7,561,707
Proceeds from employee option and stock purchases	602,103
Less cash used for:
Increase in accounts receivable	(3,905,230)
Increase in inventories	(3,002,880)
Increase in prepaid expenses and other current assets	(224,417)
Capital equipment purchases	(200,653)
Purchase of treasury stock	(87,097)
Net cash increase	$2,823,429

Net cash of $2,509,076 provided by operating activities was primarily due to increases in accounts payables and other current liabilities of $7,561,707 and net income adjusted for non cash items of $2,079,896 offset somewhat by increases in accounts receivable due to higher fourth quarter sales, increases in inventories due to inventory required to support the increased sales and increases in prepaid expenses and other current assets of $3,905,230, 3,002,880 and $224,417 respectively.

Cash of $200,653 was used to purchase fixed assets. Proceeds from stock purchased by employees through the purchase of options and through the employee stock purchase plan provided additional cash of $602,103.

On November 8, 1996, we approved a stock repurchase program. The program authorizes the Company to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of September 30, 2004, we held 567,067 treasury shares purchased for $1,584,313 at an average purchase price of approximately $2.79 per share.

We believe that our cash and cash equivalents as of September 30, 2004 and our internally generated cash flow will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual Obligation

The following table shows the Company's contractual obligations related to lease obligations as of September 30, 2004:

	Payments due by period
Contractual obligations	Total	1 year	1-3 years	4 years and over
Operating lease obligations	$1,738,599	$537,058	$1,156,541	$45,000

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of the our financial statements:

•	Revenue Recognition

•	Management's estimates

•	Hedging program for sales denominated in a foreign currency

•	Translation of assets and liabilities denominated in non-functional currencies on our European financial statements

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

Hedging program for sales denominated in a foreign currency

For each of the past three fiscal years, over 60 % of the Company's sales were generated by our European subsidiary and were:

•	Invoiced in local currency-primarily the Euro

•	Collected in local currency-primarily the Euro

On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 75% of our inventory required to support our European sales are purchased and paid in U.S. Dollars.

The combination of sales billed in Euros supported by inventory purchased in U.S. dollars results in an absence of a natural local currency hedge. Consequently, our financial results are subject to market risks resulting from the fluctuations in the Euro to U.S. Dollar exchange rates.

We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions. The purpose of these forward contracts is to hedge the foreign currency market exposures underlying the U.S. Dollar denominated inventory purchases required to support our European sales.

We do not try to hedge against all possible foreign currency exposures because of the inherent difficulty in estimating the volatility of the Euro. The contracts we procure are specifically entered into to as a hedge against forecasted or existing or foreign currency exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, long term strengthening or weakening of the U.S. dollar against the Euro impacts our sales, our gross profit, operating income and retained earnings. Factors that could impact the effectiveness of our hedging program are:

•	volatility of the currency markets

•	availability of hedging instruments

•	accuracy of our inventory forecasts

Additionally, there is the risk that foreign exchange fluctuations will make our products less competitive in foreign markets, which would substantially reduce our sales.

Translation of assets and liabilities denominated in non-functional currencies on our European financial statements

The functional currency of our European subsidiary is the Euro. In preparing our consolidated financial statements, we are required to translate assets and liabilities denominated in a non-functional currency, mainly U.S. dollars, to Euros on the books of our European subsidiary. This process results in exchange gains and losses depending on the changes in the Euro to U.S. dollar exchange rate. Under the relevant accounting guidance, with the exception of inter-company accounts which are considered long term in nature, we are obligated to include these gains and losses on our statement of operations, which we report in other income or expense under the caption "foreign currency".

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

Prior to the adoption of the Euro, we billed our European customers in German Marks or British Pound Sterling, depending upon which currency the customer preferred to be billed in. Effective January 1, 1999, we began invoicing our customers, who are located in the eleven member countries, in Euros. We continue to bill customers located in the United Kingdom in British Pound Sterling. The benefits to billing customers in Euros were twofold:

•	Our foreign currency hedging program was streamlined to the Euro and the British Pound Sterling

•	The pricing from country to country was harmonized, eliminating price differences between countries due to the fluctuating local currencies

We handled the conversion to the Euro without any material disruptions to our operations. See Item 7A- Market Risks.

Derivatives and Hedging Activities

For each of the past three fiscal years, over 60 % of the Company's sales were generated by our European subsidiary and were:

•	Invoiced in local currency-primarily the Euro

•	Collected in local currency-primarily the Euro

On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 75% of our inventory required to support our European sales are purchased and paid in U.S. Dollars.

The combination of sales billed in Euros supported by inventory purchased in U.S. dollars results in an absence of a natural local currency hedge. Consequently, our financial results are subject to market risks resulting from the fluctuations in the Euro to U.S. Dollar exchange rates.

We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions. The purpose of these forward contracts is to hedge the foreign currency market exposures underlying the U.S. Dollar denominated inventory purchases required to support our European sales.

We do not try to hedge against all possible foreign currency exposures because of the inherent difficulty in estimating the volatility of the Euro. The contracts we procure are specifically entered into to as a hedge against forecasted or existing or foreign currency exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, long term strengthening or weakening of the U.S. dollar against the Euro impacts our sales, our gross profit, operating income and retained earnings. Factors that could impact the effectiveness of our hedging program are:

•	volatility of the currency markets

•	availability of hedging instruments

•	accuracy of our inventory forecasts

Additionally, there is the risk that foreign exchange fluctuations will make our products less competitive in foreign markets, which would substantially reduce our sales.

As of September 30, 2004, we had foreign currency contracts outstanding of approximately $5,236,000 against the delivery of the Euro. The contracts expire through March 2005. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". The Company recorded a deferred gain of $135,192 for the twelve months ended

September 30, 2004. As of September 30, 2004, a deferred loss of $99,399, reflecting the cumulative mark to market loss of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

We use the average monthly forward contract exchange rate to translate our Euro denominated sales into our U.S. dollar reporting currency. For the twelve month period ending September 30, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in an increase in sales of $909,326. This sales increase is related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the twelve month period ending September 30, 2003, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales increase of $1,895,000.

See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" with reference to the impact of foreign currency exchange fluctuations.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope.

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

Our:

•	dependence on sales of TV and video products for the PC

•	lack of market diversification

•	lack of development of the market for our products

•	potential inability to remain ahead of the development of competing technologies

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

These resellers may not effectively promote or market our products or they may experience financial difficulties and even close operations. These dealers and retailers are not contractually obligated to sell our products. Therefore, they may, at any time:

•	refuse to promote our products and

•	discontinue the use of our products in favor of a competitor's product

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

Our distribution network includes several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. They also sell consumer products directly to certain retailers. Rapid change and financial difficulties of distributors have characterized distribution channels for consumer retail products. These arrangements have exposed us to the following risks, among others:

•	we may be obligated to provide price protection to certain retailers and distributors and, while certain agreements limit the conditions under which products can be returned, we may be faced with product returns or price protection obligations

•	the distributors or retailers may not continue to stock and sell our products and

•	retailers and retail distributors often carry competing products

If these resellers do not succeed in effectively distributing our products, this could have a material adverse effect on our business, operating results and financial condition.

We operate in a highly competitive market, and many of our competitors have much greater resources, which may make it difficult for us to remain competitive.

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. We compete against companies such as ATI Technologies Inc. and Pinnacle Systems, Inc. Our MediaMVP™ and DEC products compete in the consumer electronics market, where competition comes from Sony Corp., Toshiba Corporation, Cisco Systems Inc. and others. We believe that competition from new entrants will increase as the market for digital video in a PC expands. There can be no assurance that we will not experience increased competition in the future. Such increased competition may have a material adverse affect on our ability to successfully market our products. Competition is expected to remain intense and, as a result, we may lose some of our market share to our competitors. Further, we believe that the market for our products will continue to be price competitive and thus we could continue to experience lower selling prices, lower gross profit margins and reduced profitability levels for such products than in the past.

Rapid technological changes and short product life cycles in our industry could harm our business.

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business, operating results and financial condition. We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We expended approximately $2,021,000, $1,902,000 and $1,592,000 for research and development expenses for the years ended September 30, 2004, 2003 and 2002, respectively. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.

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

Our future performance will likely be dependent, in large part, on our ability to continue to compete successfully in the European markets, where a large portion of our current and potential customers are located. Our ability to compete in these markets will depend on many factors, including:

•	the economic conditions in these regions

•	the stability of the political environment in these regions

•	adverse changes in the relationships between major countries in these regions

•	the state of trade relations among these regions and the United States

•	restrictions on trade in these regions

•	the imposition or changing of tariffs by the countries in these regions on products of the type that we sell

•	changes in the regulatory environment in these regions

•	export restrictions and export license requirements

•	restrictions on the export of critical technology

•	our ability to develop PC TV products that meet the varied technical requirements of customers in each of these regions

•	our ability to maintain satisfactory relationships with our foreign customers and distributors

•	changes in freight rates

•	our ability to enforce agreements and other rights in the countries in these regions

•	difficulties in staffing and managing international operations

•	difficulties assessing new and existing international markets and credit risks

•	potential insolvency of international customers and difficulty in collecting accounts

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

The majority of our products are built at contract manufacturing facilities in Asia and Europe. Our ability to successfully build products at overseas locations will depend on several factors, including:

•	the economic conditions in these regions

•	the stability of the political environment in these regions

•	adverse changes in the relationships between major countries in these regions

•	the state of trade relations among these regions and the United States

•	restrictions on trade in these regions

•	the imposition or changing of tariffs by the countries in these regions on products of the type that we sell

•	changes in the regulatory environment in these regions

•	import restrictions and import license requirements

•	our ability to maintain satisfactory relationships with our foreign manufacturers

•	changes in freight rates

•	difficulties in staffing and managing international operations

•	potential insolvency of vendors and difficulty in obtaining materials

If we are unable to address any of these factors, it could have a material adverse effect on our business, operating results and financial condition.

Foreign currency exchange fluctuations could adversely affect our results.

For each of the past three fiscal years, over 60 % of the Company's sales were generated by our European subsidiary and were:

•	Invoiced in local currency-primarily the Euro

•	Collected in local currency-primarily the Euro

On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 75% of our inventory required to support our European sales are purchased and paid in U.S. Dollars.

The combination of sales billed in Euros supported by inventory purchased in U.S. dollars results in an absence of a natural local currency hedge. Consequently, our financial results are subject to market risks resulting from the fluctuations in the Euro to U.S. Dollar exchange rates.

We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions. The purpose of these forward contracts is to hedge the foreign currency market exposures underlying the U.S. Dollar denominated inventory purchases required to support our European sales.

We do not try to hedge against all possible foreign currency exposures because of the inherent difficulty in estimating the volatility of the Euro. The contracts we procure are specifically entered into to as a hedge against forecasted or existing or foreign currency exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, long term strengthening or weakening of the U.S. dollar against the Euro impacts our sales, our gross profit, operating income and retained earnings. Factors that could impact the effectiveness of our hedging program are:

•	volatility of the currency markets

•	availability of hedging instruments

•	accuracy of our inventory forecasts

Additionally, there is the risk that foreign exchange fluctuations will make our products less competitive in foreign markets, which would substantially reduce our sales.

As of September 30, 2004, we had foreign currency contracts outstanding of approximately $5,236,000 against the delivery of the Euro. The contracts expire through March 2005. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". The Company recorded a deferred gain of $135,192 for the twelve months ended September 30, 2004. As of September 30, 2004, a deferred loss of $99,399, reflecting the cumulative mark to market loss of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

We use the average monthly forward contract exchange rate to translate our Euro denominated sales into our U.S. dollar reporting currency. For the twelve month period ending September 30, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in an increase in sales of $909,326. This sales increase is related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the twelve month period ending September 30, 2003, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales increase of $1,895,000.

See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" with reference to the impact of foreign currency exchange fluctuations.

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

We may experience declining margins.

We may experience declining gross margins due to the following factors, among others:

•	changes in foreign currency exchange rates

•	larger sales mix of lower margin products

•	possible future allowances for excess inventory

•	increases in costs charged by contract manufacturers

•	increases in duty and tariff rates

•	increases in shipping costs

•	lower average selling prices

•	increases in material acquisition costs and

•	different gross margins for like products in different markets

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

During fiscal 2004, we subcontracted the manufacturing and assembly of our products to three independent third parties at facilities in various countries.

Relying on subcontractors involves a number of significant risks, including:

•	loss of control over the manufacturing process

•	potential absence of adequate production capacity

•	potential delays in production lead times

•	unavailability of certain process technologies

•	reduced control over delivery schedules, manufacturing yields, quality and costs, and

•	unexpected increases in component costs

We may need to hold more inventory than is immediately required to compensate for potential manufacturing disruptions.

If our significant subcontractors becomes unable or unwilling to continue to manufacture these products in required volumes, we will have to identify qualified alternate subcontractors. Additional qualified subcontractors may not be available, or may not be available on a timely or cost competitive basis. Any interruption in the supply of, or increase in, the cost of the products manufactured by third party subcontractors could have a material adverse effect on our business, operating results and financial condition.

We are dependent upon single or limited source suppliers for our components and assembled products. If these suppliers do not meet the demand, either in volume or quality, then we could be materially harmed.

If the supply of a key component or assembled product such as the DEC and WinTV®-DVB were to be delayed or curtailed or in the event a key manufacturing or sole vendor delays shipment of such components or completed products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. Our business, operating results and financial condition could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. We attempt to mitigate these potential risks by working closely with our key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. We are also seeking out alternative sources for assembled products, making us less dependent on a single or limited source.

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

We currently use technology licensed from third parties in certain products. Our business, financial condition and operating results could be adversely affected by a number of factors relating to these third-party technologies, including:

•	failure by a licensor to accurately develop, timely introduce, promote or support the technology

•	delays in shipment of products

•	excess customer support or product return costs due to problems with licensed technology; and

•	termination of our relationship with such licensors

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

Even though we typically develop our products independently, our success, of which there can be no assurances, will depend, in a large part, on our ability to innovate, obtain or license patents, protect trade secrets, copyrights and trademarks, and draw upon our proprietary technology without infringing on the proprietary rights of others. We maintain copyrights on our designs and software programs, but currently we have no patent on the WinTV® board as we believe that such technology cannot be patented.

We have no patents issued or pending that relate to our technology. We are subject to a number of risks relating to intellectual property rights, including the following:

•	the means by which we seek to protect our proprietary rights may not be adequate to prevent others from misappropriating our technology or from independently developing or selling technology or products with features based on or similar to our products

•	our products may be sold in foreign countries that provide less protection to intellectual property than is provided under U.S. laws; and

•	our intellectual property rights may be challenged, invalidated, violated or circumvented and may not provide us with any competitive advantage

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

Our dependence upon our key officers and employees is increased by the fact that they are responsible for our sales and marketing efforts, as well as our overall operations. We do not have key person life insurance policies covering any of our employees other than Mr. Plotkin, our Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing and the insurance coverage that we have on him may be insufficient to compensate us for the loss of his services.

We may not be able to effectively integrate businesses or assets that we acquire

We may identify and pursue acquisitions of complementary companies and strategic assets, such as customer bases, products and technology. However, there can be no assurance that we will be able to identify suitable acquisition opportunities.

If any such opportunity involves the acquisition of a business, we cannot be certain that:

•	we will successfully integrate the operations of the acquired business with our own

•	all the benefits expected from such integration will be realized

•	management's attention will not be diverted or divided, to the detriment of current operations

•	amortization of acquired intangible assets will not have a negative effect on operating results or other aspects of our business

•	delays or unexpected costs related to the acquisition will not have a detrimental effect on the combined business, operating results and financial condition

•	customer dissatisfaction with, or performance problems at, an acquired company will not have an adverse effect on our reputation; and

•	respective operations, management and personnel will be compatible

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

Historically, our quarterly and annual operating results have varied significantly from period to period, and we expect that our results will continue to do so. These fluctuations result from a variety of factors, including:

•	market acceptance of our products

•	changes in order flow from our customers, and their inability to forecast their needs accurately

•	the timing of our new product announcements and of announcements by our competitors

•	increased competition, including changes in pricing by us and our competitors

•	delays in deliveries from our limited number of suppliers and subcontractors; and

•	difficulty in implementing effective cost management constraints

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 66%, 68% and 73% of sales for the years ended September 30, 2004, 2003 and 2002 respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period. Accordingly, any sales or net income in any particular period may be lower than the sales and net income in a preceding or comparable period. Period-to-period comparisons of our results of operations may not be meaningful, and should not be relied upon as indications of our future performance. In addition, our operating results may be below the expectations of securities analysts and investors in future periods. Failure to meet such expectations, should such an event occur, will likely cause our share price to decline.

Our Common Stock price is highly volatile.

The market price of our Common Stock has been, and may continue to be, subject to a high degree of volatility. Numerous factors may have a significant impact on the market price of our Common Stock, including:

•	general conditions in the PC and TV industries

•	product pricing

•	new product introductions

•	market growth forecasts

•	technological innovations

•	mergers and acquisitions

•	announcements of quarterly operating results

•	overall U.S. and worldwide economic health

•	stability of the U.S. and worldwide securities markets

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

ITEM 7A.    MARKET RISKS

For each of the past three fiscal years, over 60 % of the Company's sales were generated by our European subsidiary and were:

•	Invoiced in local currency-primarily the Euro

•	Collected in local currency-primarily the Euro

On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 75% of our inventory required to support our European sales are purchased and paid in U.S. Dollars.

The combination of sales billed in Euros supported by inventory purchased in U.S. dollars results in an absence of a natural local currency hedge. Consequently, our financial results are subject to market risks resulting from the fluctuations in the Euro to U.S. Dollar exchange rates.

We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions. The purpose of these forward contracts is to hedge the foreign currency market exposures underlying the U.S. Dollar denominated inventory purchases required to support our European sales.

We do not try to hedge against all possible foreign currency exposures because of the inherent difficulty in estimating the volatility of the Euro. The contracts we procure are specifically entered into to as a hedge against forecasted or existing or foreign currency exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, long term strengthening or weakening of the U.S. dollar against the Euro impacts our sales, our gross profit, operating income and retained earnings. Factors that could impact the effectiveness of our hedging program are:

•	volatility of the currency markets

•	availability of hedging instruments

•	accuracy of our inventory forecasts

Additionally, there is the risk that foreign exchange fluctuations will make our products less competitive in foreign markets, which would substantially reduce our sales.

As of September 30, 2004, we had foreign currency contracts outstanding of approximately $5,236,000 against the delivery of the Euro. The contracts expire through March 2005. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". The Company recorded a deferred gain of $135,192 for the twelve months ended September 30, 2004. As of September 30, 2004, a deferred loss of $99,399, reflecting the cumulative mark to market loss of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

We use the average monthly forward contract exchange rate to translate our Euro denominated sales into our U.S. dollar reporting currency. For the twelve month period ending September 30, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in an increase in sales of $909,326. This sales increase is related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the twelve month period ending September 30, 2003, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales increase of $1,895,000.

See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" with reference to the impact of foreign currency exchange fluctuations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements annexed hereto.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the positions and offices presently held with the Company by each present Director and executive officer, and his age as of September 30, 2004:

Name	Age	Officer and Positions Held
Kenneth Plotkin	53	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Operating Officer, Vice President of Marketing and Director
Gerald Tucciarone	49	Chief Financial Officer and Treasurer
John Casey	48	Vice President in Charge of Technology
Bernard Herman	77	Director
Steven J. Kuperschmid	44	Director and Secretary
Robert S. Nadel	65	Director
Christopher G. Payan	30	Director
Neal Page	45	Director
Seymour G. Siegel	62	Director

Kenneth Plotkin is a co-founder of the Company and has served as a director since the Company's inception in 1994. He has been the Company's Chairman of the Board of Directors and Chief Executive Officer since the Company's incorporation. He has been the Company's President and Chief Operating Officer since September 27, 2004 and has also served in such offices from March 14, 2001 until May 1, 2002. Mr. Plotkin served as Secretary of the Company until June 20, 2001 and Vice-President of Marketing since August 2, 1994. He holds a BS and an MS in Electrical Engineering from the State University of New York at Stony Brook

Gerald Tucciarone joined the Company in January 1995 and has served as Chief Financial Officer and Treasury since such time. Prior to his joining the Company he served as Vice-President of Finance, from 1985 to 1992, with Walker-Telecommunications, Inc., a manufacturer of phones and voice-mail equipment, and from 1992 to 1995, as Assistant Controller with Chadbourne and Parke. Mr. Tucciarone is a certified public accountant.

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

Steven J. Kuperschmid has served as a director of the Company since 1998, as Assistant Secretary from June 2001 until October 2004, and as Secretary since October 2004. He has been practicing law since 1986 and has been a partner with Certilman Balin Adler & Hyman, LLP, counsel to the Company, since January 1, 1994. Mr. Kuperschmid received his BA from New York University and JD from Fordham University School of Law.

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

Christopher G. Payan has served as a director of the Company since May 16, 2003. Mr. Payan has served as the Chief Executive Officer of Emerging Vision, Inc. ("EVI") since June 2004 and a director of EVI since March 2004. From October 2001 until June 2004, Mr. Payan served as the Senior Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of EVI. From April 2002 until June of 2004, Mr. Payan served as Co-Chief Operating Officer of EVI. Mr. Payan also serves on the Board of Newtek Business Services, Inc. From March 1995 through July 2001, Mr. Payan worked for Arthur Andersen LLP ("Andersen"), where he provided various audit, accounting, consulting and advisory services to various small and mid-sized private and public companies in various industries. Mr. Payan is a certified public accountant and holds a Bachelors of Science degree, graduating Cum Laude, with Honors, from C.W. Post – Long Island University.

Neal Page has served as director of the Company since May 16, 2003. He is the founder and Chief Executive Officer of Inlet Technologies, Inc., an early stage company, developing products for the high definition video market. After founding Osprey Technologies in 1994, he served as corporate Vice President and General Manager of the Osprey Video Division of ViewCast Corporation from 1995 to March 2003. From 1994 to 1998, Mr. Page held both management and engineering positions with Sun Microsystems, Inc. From 1983 to 1988, Mr. Page developed advanced multimedia products at General Electric and Data General. He holds Bachelor of Science and Master of Science degrees in Electrical and Computer Engineering from North Carolina State University, and has completed executive business programs at University of North Carolina's Kenan-Flagler Business School.

Seymour G. Siegel has served as director of the Company since May 16, 2003. He is a Certified Public Accountant and a principal in the Siegel Rich Division of Rothstein, Kass & Company, P.C., an accounting and consulting firm. From 1974 to 1990 he was managing partner and founder of Siegel Rich and Co, P.C., CPAs which merged into M.R.Weiser & Co., LLC, where he was a senior partner. He formed Siegel Rich Inc. in 1994 which in April, 2000 became a division of Rothstein, Kass & Company, P.C. Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations. He has served as a director and member of the audit committees of Barpoint.com, Oak Hall Capital Fund, Prime Motor Inns Limited Partnership and Noise Cancellation Technologies, all public companies. Since July 2004, he has served as a director of EVI.

Audit Committee

The Audit Committee of the Board of Directors is responsible for recommending independent accountants to the Board, reviewing our financial statements with management and the independent accountants, making an appraisal of our audit effort and the effectiveness of our financial policies and practices and consulting with management and our independent accountants with regard to the adequacy of internal accounting controls. The members of the Audit Committee currently are Messrs. Herman, Payan and Siegel. The Company's Board of Directors has determined that it has an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K as promulgated by the SEC. The Company's audit committee financial expert is Seymour G. Siegel. The directors who serve on the Audit Committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended ("Section 16"), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the "SEC") by Section 16 "reporting persons," including directors, certain officers, holders of more than 10% of the outstanding Common Stock and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended September 30, 2004.

To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and representations that no other reports were required, during the fiscal year ended September 30, 2004, the Company's officers, Directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics for Senior Financial Officers

Our Board of Directors has adopted a Code of Ethics for all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller. A copy of the Code of Ethics, as amended, is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information for the fiscal years ended September 30, 2004, 2003, and 2002 concerning the compensation of Kenneth Plotkin, our Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, Vice President of Marketing, and Director, Dean Cirielli, our President and Chief Operating Officer until September 3, 2004, John Casey, our Vice President of Technology of the Company and Gerald Tucciarone, our Chief Financial Officer and Treasurer of the Company. No other Executive Officer of the Company had a combined salary and bonus in excess of $100,000 for the fiscal year ended September 30, 2004.

		Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other annual Compensation		Common Shares Underlying Options Granted
Kenneth Plotkin	2004	$180,000	-0-	$11,567	(2)	5,000
Chairman of the Board, Chief	2003	$180,000	-0-	$8,748	(2)	10,000
Executive Officer, President, Chief	2002	$180,000	-0-	$6,000	(2)	10,000
Operating Officer, Vice President
of Marketing, and Director (1)

Dean Cirielli	2004	$168,269	-0-	-0-		5,000
Former President, and	2003	$175,000	-0-	-0-		-0-
Chief Operating Officer (3)	2002	$70,000	-0-	-0-		50,000

John Casey	2004	$143,495	-0-	-0-		-0-
Vice President of Technology	2003	$133,913	-0-	-0-		30,000
	2002	$130,000	$5,000	-0-		10,000

Gerald Tucciarone	2004	$138,706	-0-	-0-		-0-
Chief Financial Officer and	2003	$130,995	-0-	-0-		30,000
Treasurer	2002	$124,866	-0-	-0-		10,000

(1)	Effective September 27, 2004, Mr. Plotkin was appointed to serve as President and Chief Operating Officer of the Company.

(2)	Represents non-cash compensation in the form of the use of a car and related expenses.

(3)	Mr. Cirielli joined the Company on May 1, 2002 and resigned from all positions held with Company effective September 3, 2004.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning individual grants of stock options granted during the fiscal year ended September 30, 2004:

Name	Number of Common Shares Underlying Option Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Grant Present Value ($)
Kenneth Plotkin	5,000	3.8%	$3.32	August 2014	$6,300
Dean Cirielli	5,000	3.8%	$3.02	August 2014	$6,300
John Casey	-0-	-0-	-0-	—	-0-
Gerald Tucciarone	-0-	-0-	-0-	—	-0-

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

The following table sets forth certain information concerning Common Shares acquired on the exercise of stock options and the value of stock options unexercised as of September 30, 2004:

Name	Number of Common Shares Acquired on Exercise	Realized Value	Number of Common Shares Underlying Unexercised Options at September 30, 2004 Exerciseable/Unexercisable	Value of Unexercised In-the-Money Options at September 30, 2004 Exerciseable/Unexerciseable
Kenneth Plotkin	170,000	$540,858	250,000/135,000	$436,874/$257,065
Dean Cirielli	-0-	-0-	25,000/30,000	$56,675/$21,450
John Casey	4,000	$10,000	68,500/20,000	$103,925/$21,450
Gerald Tucciarone	-0-	-0-	54,000/20,000	$59,085/$52,800

Compensation of Directors

Effective May 16, 2003, the Board of Directors resolved to pay an annual retainer of $10,000 (to be paid in quarterly installments in advance) to each non-employee Director and $1,000 for each Board of Directors meeting or Committee meeting he/she attends in person and $250 if he /she attends by telephone.

Effective May 3, 2004, the Board of Directors resolved to pay an annual retainer of $20,000 (to be paid in quarterly installments in advance) to each non-employee Director and $1,500 for each Board of Directors meeting or Committee meeting he/she attends in person. No additional compensation will be paid for participation in telephone conferences, as these are included as part of the retainer payments.

On August 9, 2004, each of Mr. Page, Dr. Nadel, Mr. Payan and Mr. Siegel was granted an option to purchase 7,500 shares of Common Stock of the Company, at an exercise price of $3.02 per share (for the purposes of the Company's 2003 Performance and Equity Incentive Plan, the fair market value of the Company's Common Stock as of August 9, 2004 was $3.02 per share). Such options are exercisable immediately and such options are not intended to qualify as incentive stock options, as defined in Section 422 of the Internal Revenue Code.

EMPLOYMENT CONTRACTS; TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

As of January 10, 1998, after the expiration of a prior employment agreement with the Company, Kenneth Plotkin entered into an employment agreement (the "1998 Employment Agreement") with the Company to serve in certain offices of the Company. The 1998 Employment Agreement provided for a three-year term, which term automatically renews from year to year thereafter unless otherwise terminated by the Board of Directors or the executive. The 1998 Employment Agreement provided for an annual base salary of $125,000 during the first year, $150,000 during the second year, and $180,000 during the third year. For each Annual Period (as defined in the 1998 Employment

Agreement) thereafter, the 1998 Employment Agreement provides that compensation shall be as mutually determined between the Company and the executive, but not less than that for the preceding Annual Period. In addition, the 1998 Employment Agreement provides for a bonus to be paid as follows: an amount equal to 2% of the Company's earnings, excluding earnings that are not from operations and before reduction for interest and income taxes ("EBIT"), for each fiscal year starting with the year ended September 30, 1998, provided that the Company's EBIT for the applicable fiscal year exceeds 120% of the prior fiscal year's EBIT, and if not, then 1% of the Company's EBIT. The determination of EBIT shall be made in accordance with the Company's audited filings with the Securities and Exchange Commission on its Form 10-KSB or Form 10-K. Pursuant to the 1998 Employment Agreement, on January 21, 1998, incentive stock options to acquire a total of 90,000 Common Shares were granted to Mr. Plotkin, exercisable, beginning on January 21, 1999, in increments of 33 1/3% per year at $2.544 per share. Each increment of these options expires five (5) years after it first becomes exercisable. Also on January 21, 1998, pursuant to the 1998 Employment Agreement, non-qualified options to acquire a total of 60,000 Common Shares were granted to Mr. Plotkin, exercisable immediately for a period of ten (10) years. These options expire as of January 20, 2008. Options granted under the 1998 Incentive Stock Option Plan shall become immediately vested and exercisable in the event of a Change in Control (as defined in the 1998 Incentive Stock Option Plan). The 1998 Employment Agreement further provides for disability benefits, the obligation of the Company to pay the premiums on a term life insurance policy or policies in the amount of $500,000 on the life of Mr. Plotkin owned by Mr. Plotkin or his spouse, or a trust for his respective benefit or for the benefit of his family, a car allowance of $500 per month, reasonable reimbursement for automobile expenses, and medical insurance as is standard for executives of the Company. The 1998 Employment Agreement further provides that the Company may apply for and own life insurance on the life of Mr. Plotkin for the benefit of the Company, in such amounts as the Board of Directors of the Company may from time to time determine. As set forth in the 1998 Employment Agreement, the Company shall pay the premiums as they become due on any such insurance policies, and all dividends and any cash value and proceeds on such insurance policies shall belong to the Company. In the event of a termination of employment associated with a Change in Control of the Company (as defined in the 1998 Employment Agreement), a one-time bonus shall be paid to the executive equal to three times the amount of the executive's average annual compensation (including salary, bonus and benefits, paid or accrued) received by him for the thirty-six month period preceding the date of the Change of Control.

As of May 1, 2002, Dean Cirielli entered into an Employment Agreement with the Company (the "Cirielli Employment Agreement"). The Cirielli Employment Agreement provides for a two-year term, unless terminated earlier by either Mr. Cirielli or the Company. The Cirielli Employment Agreement provides that Mr. Cirielli shall be paid an annual salary of $175,000 for the first year of the Cirielli Employment Agreement, with annual performance evaluations and upward adjustments as determined by the Compensation Committee of the Board of Directors, based on his performance. In addition, the Cirielli Employment Agreement provides that he shall also receive a yearly bonus totaling one percent of the operating income of the Company, provided that earnings are at least 120% of the prior fiscal year's earnings. Pursuant to the Cirielli Employment Agreement, Mr. Cirielli was granted an option to purchase 50,000 shares of Common Stock of the Company, on May 1, 2002 at an exercise price of $1.81 per share (for the purposes of the Company's 2000 Performance and Equity Incentive Plan, the fair market value of the Company's Common Stock on May 1, 2002 was $1.81 per share). Such options are exercisable to the extent of 12,500 shares on each of May 1, 2003, 2004, 2005 and 2006, with each installment being exercisable over a ten year period commencing on the date of grant of the options; and that such options are not intended to qualify as incentive stock options, as defined in section 422 of the Internal Revenue Code, as amended. All outstanding options as of the date such Change in Control (as defined in the Company's 2000 Performance and Equity Incentive Plan) shall become fully exercisable and vested, unless the terms of the award provide otherwise. Pursuant to the Cirielli Employment Agreement, the Company and Mr. Cirielli entered into a Relocation Package Agreement providing for, amongst other things, a relocation reimbursement of no more than $100,000. Such relocation reimbursement shall be paid as follows:

(i)	50% of the Relocation Costs (as defined in his Relocation Package Agreement) or $50,000 (whichever is lower) on or before he physically and permanently relocates to Long Island, NY, such date to be the date of signing a definitive sale and purchase agreement to either sell his existing residence or buy a house in the Long Island area, NY, whichever is earlier (the "Relocation Date"),

(i)	25% of the Relocation Costs or $25,000 (whichever is lower) on the first anniversary of the Relocation Date and

(ii)	25% of the Relocation Costs or $25,000 (whichever is lower) on the second anniversary of the Relocation Date.

Effective September 3, 2004, Mr. Cirielli resigned from all offices and positions held with the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the knowledge of the Company based solely upon records available to it, certain information as of November 30, 2004 regarding the beneficial ownership of the Company's Common Stock (i) by each person who the Company believes to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) by each current director, (iii) by each person listed in the Summary Compensation Table under "Item 11 — Executive Compensation" and (iv) by all current executive officers and directors as a group:

Name of Management Person and Name and Address of Beneficial Owner	Number		Percent
Kenneth Plotkin 91 Cabot Court Hauppauge, NY 11788	862,100	(1)(4)(5)(7)	9.4%
Estate of Kenneth R. Aupperle(3) 23 Sequoia Drive Hauppauge, NY 11788	603,220	(2)(3)(4)(6)	6.6%
Laura Aupperle 23 Sequoia Drive Hauppauge, NY 11788	572,440	(2)(3)(4)(6)	6.2%
Dorothy Plotkin 91 Cabot Court, Hauppauge, NY 11788	560,060	(1)(4)(7)	6.1%
John Casey	158,700	(8)	1.7%
Bernard Herman	57,496	(9)	*
Gerald Tucciarone	57,000	(10)	*
Steven J. Kuperschmid	37,500	(11)	*
Dean Cirielli	25,000	(12)	*
Robert S. Nadel	17,500	(13)	*
Christopher G. Payan	17,500	(13)	*
Seymour G. Siegel	17,500	(13)	*
Neal Page	12,900	(14)	*
Directors and executive officers	1,263,196	(1)(4)(5)(8)
as a group (10 persons)	(9)(10)(11)(12)(13)(14)		13.7%

*	Less than one (1%) percent.

(1)	Dorothy Plotkin, wife of Kenneth Plotkin, beneficially owns 560,060 Common Shares or 6.1% of the outstanding Common Shares. Ownership of Common Shares by Mr. Plotkin does not include ownership of Common Shares by Mrs. Plotkin and ownership of Common Shares by Mrs. Plotkin does not include ownership of Common Shares by Mr. Plotkin.

(2)	To the Company's knowledge, Laura Aupperle, the widow of Kenneth R. Aupperle, beneficially owns 572,440 of Common Shares, or 6.2% of the outstanding Common Shares. Ownership of Common Shares by the Estate of Kenneth R. Aupperle does not include ownership of Common Shares by Laura Aupperle and ownership of Common Shares of Laura Aupperle does not include ownership of Common Shares by the Estate of Kenneth R. Aupperle.

(3)	The Company is unaware of any filings made by the Estate of Kenneth R. Aupperle with the SEC. The Company has assumed that any securities of the Company beneficially owned by Mr. Aupperle prior to his death, and of which the Company is aware, are now beneficially owned by the Estate of Kenneth R. Aupperle.

(4)	One presently exercisable warrant has been issued for 120,000 Common Shares to LADOKK Realty Co. ("LADOKK"), a partnership, which prior to Mr. Aupperle's death, consisted of Kenneth Plotkin, Dorothy Plotkin, Kenneth Aupperle and Laura Aupperle. Mr. Plotkin expressly disclaims any percentage interest in the warrant other than that which represents his percentage interest in the partnership, which is equal to 30,000 Common Shares. The Company has assumed that the Estate of Kenneth R. Aupperle now owns the interest which Mr. Aupperle formerly had in LADOKK.

(5)	Includes 20,000 Common Shares issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days granted on January 10, 1995 and exercisable until September 29, 2006, which options were part of an overall grant of a non-qualified stock option to purchase 300,000 Common Shares at $1.575 per share. Also includes 105,400 Common Shares issuable upon the exercise of non-qualified options which are currently exercisable or exercisable within 60 days and 124,600 Common Shares issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 120,000 Common Shares issuable upon the exercise of non-qualified stock options which are currently unexercisable or not exercisable within 60 days and 15,000 Common Shares issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(6)	Does not include 50,000 Common Shares, in the aggregate, owned by Mr. Aupperle's brother, as custodian for each of Mrs. Aupperle's minor children (25,000 Common Shares to each minor child) under the New York Uniform Gifts to Minors Act.

(7)	Does not include 18,000 shares of Common Shares owned by the Plotkins' adult daughter. Does not include 25,000 Common Shares, owned by Mr. Plotkin's father as custodian for the Plotkins' minor child under the New York Uniform Gifts to Minors Act. Each of Mr. and Mrs. Plotkin disclaim beneficial ownership of all such 43,000 Common Shares.

(8)	Includes 68,500 Common Shares issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 20,000 Common Shares issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(9)	Includes 37,500 Common Shares issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days.

(10)	Includes 54,000 Common Shares issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 20,000 Common Shares issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(11)	Includes 37,500 Common Shares issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days.

(12)	Includes 25,000 Common Shares issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 30,000 Common Shares issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(13)	Includes 17,500 Common Shares issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days. Does not include 10,000 Common Shares issuable upon the exercise of non-qualified stock options which are currently unexercisable or not exercisable within 60 days.

(14)	Includes 12,500 Common Shares issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days. Does not include 10,000 Common Shares issuable upon the exercise or non-qualified stock options which are currently unexercisable or not exercisable within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

Set forth in the table below is certain information regarding the number of shares of common stock that may be issued under options, warrants and rights under all of the Company's existing equity compensation plans as of September 30, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,438,344	$2.67	562,889
Equity compensation plans not approved by shareholders	70,000	$7.59	120,000
Total	1,508,344	2.90	682,889

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We occupy a facility located in Hauppauge New York and use it for executive offices and for the testing, storage and shipping of our products. In February 1990, Hauppauge Computer Works, Inc., a wholly-owned subsidiary of ours ("HCW"), entered into a lease, as amended (the "1990 Lease"), with Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, our Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing and the holder of approximately 9.4% of our Common Shares as of September 30, 2004, Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 6.1% of our Common Shares as of September 30, 2004 and Laura Aupperle, believed by us to be the holder of approximately 12.8% of our Common Shares, including Common Shares attributed to the Estate of Kenneth R. Aupperle. Ladokk Realty Co., LLC is the successor to Ladokk Realty Co. As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly, and subject to 5% annual increases effective February 1st of each year. We were also obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease. Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by us. On February 17, 2004, HCW and Ladokk terminated the 1990 Lease and HCW entered into a new lease agreement with Ladokk Realty Co., LLC. The current lease term is for five years and terminates on February 16, 2009. The annual rent under the 2004 Lease is $360,000, payable monthly. We are also obligated to pay real estate taxes and operating costs of maintaining the premises subject to such lease. Concurrently with the new lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require us to sign a guarantee. Accordingly, we no longer guarantee the landlord's mortgages.

Our Audit Committee is in the process of evaluating the February 17, 2004 Lease.

On December 17, 1995 in connection with a re-negotiation of the lease term of the 1990 Lease, the Company granted options to purchase 120,000 shares to Ladokk at an exercise price of $1.906 per share, which are exercisable through the lease term. The market price of the option equaled the exercise price at the date of the grant. The effect of imputing the fair value of the options granted was immaterial. The options were still outstanding as of September 30, 2004.

The Company had amounts payable to this related party for unpaid rent of $288,667 and $302,128 as of September 30, 2004 and 2003, respectively.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by BDO Seidman, LLP, our independent auditors, for professional services rendered for the fiscal years ended September 30, 2004 and September 30, 2003:

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit Fees(1)	$116,500	$116,500
Audit-Related Fees	—	—
Tax Fees (2)	16,000	20,000
All Other Fees	—	—
Total Fees	$132,500	$136,500

(1)	Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2004 and September 30, 2003, respectively.

(2)	Tax fees consist of aggregate fees billed for tax compliance and tax preparation for our federal and state tax filings. These fees are related to the preparation of our 2003 and 2004 federal and state tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. All of the fees shown above were pre-approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements are incorporated by reference in Item 8 of this Annual Report on Form 10-K:

(a)(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	F-27

Schedule II Valuation and Qualifying Accounts—Allowance for Doubtful Accounts

Schedule II Valuation and Qualifying Accounts—Reserve for Obsolete and Slow Moving Inventory

Schedule II Valuation and Qualifying Accounts—Reserve for Sales Returns

(a)(3) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation, as amended to date (1)
3.2	By-laws, as amended to date (2)
4.1	Form of Common Stock Certificate (1)
4.2	1994 Incentive Stock Option Plan (1)
4.3	1996 Non-Qualified Stock Option Plan (7)
4.4	1998 Incentive Stock Option Plan (7)
4.5	2000 Hauppauge Digital Inc. Performance and Equity Incentive Plan (3)
4.6	Hauppauge Digital Inc. Employee Stock Purchase Plan (4)
4.7	Stockholder Rights Plan (5)
4.8	2003 Hauppauge Digital Inc. Performance and Equity Incentive Plan (6)
10.1	Form of Employment Agreement with Kenneth Plotkin (7)
10.2	Lease dated February 7, 1990 between Ladokk Realty Company and Hauppauge Computer Works, Inc. (1)
10.2.1	Modification made February 1, 1996 to lease dated 1990 between Ladokk Realty and Hauppauge Computer Works, Inc. (7)
10.2.2	Lease, dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works, Inc. (8)
10.3	Long Island Development Corporation ("LIDC") Mortgage Loan Agreements (1)
10.4	The Company's Guaranty of LIDC Loan Agreements (1)
10.5	Shawmut Mortgage Loan Agreements (1)

Exhibit Number	Description of Exhibit
10.6	The Company's Guaranty of the Shawmut Mortgage Loan Agreements (1)
10.7	Employment Agreement with Dean Cirielli (7)
10.8	Relocation Agreement with Dean Cirielli (7)
14	Code of Ethics, as amended to date (9)
21	Subsidiaries of the Company
23	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Denotes document filed as an Exhibit to the Company's Registration Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.

(2)	Denotes document filed as an Exhibit to the Company's Form 8-K dated August 22, 2001 and incorporated herein by reference.

(3)	Denotes document filed as an Exhibit to the Company's Registration Statement on Form S-8 (No. 333-46906), and incorporated herein by reference.

(4)	Denotes document filed as an Exhibit to the Company's Registration Statement on Form S-8 (No. 333-46910), and incorporated herein by reference.

(5)	Denotes document filed as an Exhibit to the Company's Form 8-K dated July 20, 2001 and as an Exhibit to the Company's Registration Statement on Form 8-A12G and incorporated herein by reference.

(6)	Denotes document filed as an Exhibit to the Company's Registration Statement on Form S-8 (No. 333-109065), and incorporated herein by reference.

(7)	Denotes document filed as an Exhibit to the Company's Form 10-K for the period ended September 30, 2003, and incorporated herein by reference.

(8)	Denotes document filed as an Exhibit to the Company's Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

(9)	Denotes document filed as an Exhibit to the Company's Form 8-K dated August 23, 2004 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2004 and 2003 and the related consolidated statements of operations, other comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the management of Hauppauge Digital, Inc.. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
     BDO Seidman, LLP

Melville, New York
December 2, 2004

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	September 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$8,661,589	$5,838,160
Accounts receivable, net of various allowances	13,593,907	9,182,758
Inventories	8,477,254	5,474,374
Prepaid expenses and other current assets	770,745	546,328
Total current assets	31,503,495	21,041,620

Property, plant and equipment, net	489,370	532,516
Security deposits and other non current assets	77,934	76,216
	$32,070,799	$21,650,352

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable	$13,243,966	$7,452,867
Accrued expenses	4,256,970	2,539,678
Income taxes payable	242,438	189,122
Total current liabilities	17,743,374	10,181,667

Stockholders' Equity
Common stock $.01 par value; 25,000,000 shares authorized, 9,759,465 and 9,420,315 issued, respectively	97,595	94,203
Additional paid-in capital	12,913,497	12,302,119
Retained earnings	1,925,135	99,987
Accumulated other comprehensive income	975,511	469,592
Treasury Stock, at cost, 567,067 and 542,067 shares, respectively	(1,584,313)	(1,497,216)
Total stockholders' equity	14,327,425	11,468,685
	$32,070,799	$21,650,352

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2004	2003	2002
Net sales	$65,339,583	$50,956,034	$42,796,726
Cost of sales	48,045,365	38,715,103	31,661,073
Gross Profit	17,294,218	12,240,931	11,135,653
Selling, General and Administrative Expenses	12,319,805	10,818,059	9,069,045
Research & Development Expenses	2,020,824	1,901,843	1,591,551
Legal expenses for arbitration and litigation	354,050	78,052	—
Arbitration proceeding	206,250	—	—
Litigation proceeding	427,000	—	—
Income (loss) from operations	1,966,289	(557,023)	475,057
Other Income (expense):
Interest income	6,054	15,858	34,781
Foreign currency	2,302	34,023	(93,316)
Total other income (expense)	8,356	49,881	(58,535)
Income (loss) before taxes on income	1,974,645	(507,142)	416,522
Income tax provision	149,497	306,890	69,000
Net income (loss)	$1,825,148	($814,032)	$347,522
Net income (loss) per share:
Basic	$0.20	($0.09)	$0.04
Diluted	$0.19	($0.09)	$0.04

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Years ended September 30,
Other comprehensive income (loss):	2004	2003	2002
Net income (loss)	$1,825,148	$(814,032)	$347,522
Forward exchange contracts marked to market	135,192	(425,510)	190,919
Foreign currency translation gain	370,727	708,028	263,359
Other comprehensive income (loss)	$2,331,067	$(531,514)	$801,800

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

	Common Stock
	Number Of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
BALANCE AT SEPTEMBER 30, 2001	9,364,359	$93,644	$12,164,243	$566,497	$(267,204)	$(1,371,562)	$11,185,618
Net income for the year ended September 30, 2002	—	—	—	347,522	—	—	347,522
Purchase of treasury stock	—	—	—	—	—	(90,012)	(90,012)
Foreign currency translation gain and change in fair value of forward contracts	—	—	—	—	454,278	—	454,278
Compensation in options for consulting services	—	—	38,000	—	—	—	38,000
Stock issued through Employee Stock Purchase plan	27,805	279	30,927	—	—	—	31,206
BALANCE AT SEPTEMBER 30, 2002	9,392,164	$93,923	$12,233,170	$914,019	$187,074	$(1,461,574)	$11,966,612
Net (loss) for the year ended September 30, 2003	—	—	—	(814,032)	—	—	(814,032)
Purchase of treasury stock	—	—	—	—	—	(35,642)	(35,642)
Exercise of Stock Options	3,000	30	3,445	—	—	—	3,475
Foreign currency translation gain and change in fair value of forward contracts	—	—	—	—	282,518	—	282,518
Compensation in options for consulting services	—	—	38,002	—	—	—	38,002
Stock issued through Employee Stock Purchase plan	25,151	250	27,502	—	—	—	27,752
BALANCE AT SEPTEMBER 30, 2003	9,420,315	$94,203	$12,302,119	$99,987	$469,592	$(1,497,216)	$11,468,685
Net income for the year ended September 30, 2004				1,825,148			1,825,148
Purchase of treasury stock						(87,097)	(87,097)
Exercise of Stock Options	328,753	3,288	572,928	—	—	—	576,216
Foreign currency translation gain and change in fair value of forward contracts	—	—	—	—	505,919	—	505,919
Compensation in options for consulting services	—	—	12,667	—	—	—	12,667
Stock issued through Employee Stock Purchase plan	10,397	104	25,783	—	—	—	25,887
BALANCE AT SEPTEMBER 30, 2004	9,759,465	$97,595	$12,913,497	$1,925,135	$975,511	$(1,584,313)	$14,327,425

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$1,825,148	$(814,032)	$347,522
Adjustments to reconcile net income (loss) to net cash Provided by operating activities:
Depreciation and amortization	242,486	274,784	318,801
Provision for uncollectible accounts receivable	—	—	20,000
Provision for inventory reserve	—	—	(386,409)
Other non cash items	12,262	40,402	44,212
Changes in current assets and liabilities:
Accounts receivable	(3,730,230)	(3,542,502)	(504,866)
Income taxes receivable	(175,000)	326,000	—
Inventories	(3,002,880)	2,617,121	466,481
Prepaid expenses and other current assets	(224,417)	(129,594)	101,531
Accounts payable	5,791,099	1,347,279	372,617
Accrued expenses and income taxes	1,770,608	954,841	(91,592)
Total adjustments	683,928	1,888,331	340,775
Net cash provided by operating activities	2,509,076	1,074,299	688,297

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(200,653)	(196,246)	(87,208)
Net cash used in investing activities	(200,653)	(196,246)	(87,208)

Cash Flows From Financing Activities:
Proceeds from employee stock purchases	602,103	31,227	31,206
Purchase of treasury stock	(87,097)	(35,642)	(90,012)
Net cash provided by (used in) financing activities	515,006	(4,415)	(58,806)
Net increase in cash and cash equivalents	2,823,429	873,638	542,283
Cash and cash equivalents, beginning of year	5,838,160	4,964,522	4,422,239
Cash and cash equivalents, end of year	$8,661,589	$5,838,160	$4,964,522
Supplemental disclosures:
Income taxes paid	$144,538	$40,262	$31,948

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hauppauge Digital, Inc. and its wholly-owned subsidiaries, Hauppauge Computer Works, Inc., HCW Distributing Corp., Eskape Acquisition Corporation and Hauppauge Digital Europe S.à.r.l. and its wholly-owned subsidiaries, Hauppauge Digital Asia Pte Ltd, Hauppauge Computer Works, GmbH, Hauppauge Computer Works, Ltd., and Hauppauge Computer Works S.à.r.l. All inter-company accounts and transactions have been eliminated.

Nature of Business

The Company engineers, develop, subcontract for manufacture, market and sell products for the personal computer ("PC") market and the Apple® Macintosh® market. The Company also offer products for the home entertainment market.

The Company has four primary product categories: analog TV receiver products, digital TV receiver products, personal video recorders and MediaMVP digital media market players for home networks.

Our WinTV® analog TV receivers allow PC users to watch television on their PC screen in a resizable window, and also enable recording of TV shows to a hard disk. Our Eskape™ Labs products allow users of Apple®Macintosh® computers to watch television on their computer screen.

The Company offers three types of digital TV receivers. Our WinTV® digital receivers can receive digital TV transmissions and display the digital TV show in a re-sizeable window on a user's PC screen. Our Digital Entertainment Center products ("DEC") allow users to receive digital TV broadcasts and display the digital TV on either a TV set or a PC screen.

Our WinTV®-PVR TV personal video recorder products include hardware MPEG encoders, which improve the performance of TV recording and add instant replay and program pause functions, plus also enable the 'burning' of TV recordings onto DVD or CD media.

Our MediaMVP™ product was designed to allow PC users to play digital media such as digital music, digital pictures and digital videos on a TV set via a home network.

The Company sells its products through computer and electronic retailers, computer products distributors and original equipment manufacturers ("OEMs").

Product Segment and Geographic Information

The Company sells its product through a worldwide network of distributors and retailers. Net sales to international and domestic customers were approximately 66% and 34%, 68% and 32%, and 73% and 27% of total sales for the years ended September 30, 2004, 2003 and 2002, respectively. It maintains sales offices in both Europe and Asia.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales to customers by geographic location consist of:

	Years ended September 30,
Sales to:	2004	2003	2002
United States	34%	32%	27%
Germany	31%	30%	37%
United Kingdom	12%	15%	14%
France	8%	8%	8%
Asia	1%	1%	2%
Italy	1%	2%	2%
Netherlands	5%	3%	2%
Other Countries	8%	9%	8%
Total	100%	100%	100%

Product Segment and Geographic Information

The Company offers several types of analog products. Our WinTV® analog TV receivers allow PC users to watch television on their PC screen in a resizable window, and also enable recording of TV shows to a hard disk. Our WinTV®-PVR TV personal video recorder products include hardware MPEG encoders, which improve the performance of TV recording and add instant replay and program pause functions, plus also enable the 'burning' of TV recordings onto DVD or CD media. Our Eskape™ Labs products allow users of Apple®Macintosh® computers to watch television on their computer screen.

The Company offers three types of digital TV receivers. Our WinTV® digital receivers can receive digital TV transmissions and display the digital TV show in a re-sizeable window on a user's PC screen. Our Digital Entertainment Center products ("DEC") allow users to receive digital TV broadcasts and display the digital TV on either a TV set or a PC screen. Our MediaMVP™ product was designed to allow PC users to play digital media such as digital music, digital pictures and digital videos on a TV set via a home network.

Our products are either sold, or can be sold, by the same retailers and distributors in our marketing channel. We also sell product directly to OEM customers. The Company evaluates its product lines under the functional categories of analog and digital products. Sales by functional category are as follows:

	Twelve months ended September 30,
	2004	2003	2002
Product line sales
Analog sales	$52,318,465	$38,219,898	$34,526,717
Digital sales	13,021,118	12,736,136	8,270,009
	$65,339,583	$50,956,034	$42,796,726

Net long lived assets located in the United States, Europe and Asia locations were approximately 70%, 25% and 5% of total net long lived assets, respectively, at September 30, 2004, and 70%, 26% and 4%, respectively, at September 30, 2003.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company sells through a sales channel which consist of retailers, OEMS and distributors. Our prices are fixed consistently over the entire sales channel. The majority of our customers are granted lines of credit. The product is shipped on account with the majority of customers given 30 day payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The financial position and results of operations of the Company's European subsidiaries are determined using Euros as the functional currency. Certain assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Euro-denominated income statement accounts that pertain to sales are translated at the average monthly forward exchange contract rate. Currencies other than Euros (primarily British Pound Sterling) and Euro accounts other than sales are translated at the average prevailing exchange rate during the year. Translation adjustments arising from the translation to U.S. dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders' equity. Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income. During the years ended September 30, 2004 and 2003, the Company recorded on the balance sheet translation gains of $370,727 and $708,028, respectively, under other comprehensive income (loss) in stockholders' equity section.

Derivatives and Hedging Activities

For each of the past three fiscal years, over 60% of the Company's sales were generated by our European subsidiary and were:

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Invoiced in local currency-primarily the Euro

•	Collected in local currency-primarily the Euro

On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 75% of our inventory required to support our European sales are purchased and paid in U.S. Dollars.

The combination of sales billed in Euros supported by inventory purchased in U.S. dollars results in an absence of a natural local currency hedge. Consequently, our financial results are subject to market risks resulting from the fluctuations in the Euro to U.S. Dollar exchange rates.

We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions. The purpose of these forward contracts is to hedge the foreign currency market exposures underlying the U.S. Dollar denominated inventory purchases required to support our European sales.

We do not try to hedge against all possible foreign currency exposures because of the inherent difficulty in estimating the volatility of the Euro, the contracts we procure are specifically entered into to as a hedge against forecasted or existing foreign currency exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, long term strengthening or weakening of the U.S. dollar against the Euro impacts our sales, our gross profit, operating income and retained earnings. Factors that could impact the effectiveness of our hedging program are:

•	volatility of the currency markets

•	availability of hedging instruments

•	accuracy of our inventory forecasts

Additionally, there is the risk that foreign exchange fluctuations will make our products less competitive in foreign markets, which would substantially reduce our sales.

As of September 30, 2004, we had foreign currency contracts outstanding of approximately $5,236,000 against the delivery of the Euro. The contracts expire through March 2005. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". The Company recorded a deferred gain of $135,192 for the twelve months ended September 30, 2004. As of September 30, 2004, a deferred loss of $99,399, reflecting the cumulative mark to market loss of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

We use the average monthly forward contract exchange rate to translate our Euro denominated sales into our U.S. dollar reporting currency. For the twelve month period ending September 30, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in an increase in sales of $909,326. This sales increase is related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the twelve month period ending September 30, 2003, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales increase of $1,895,000.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, receivables and accounts payable, approximate fair value as of September 30, 2004 and 2003 because of the relatively short term maturity of these instruments.

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

	Years ended September 30,
	2004	2003	2002
Weighted average common stock outstanding—basic	8,999,266	8,867,309	8,887,107
Common stock equivalents—stock options	668,957	—	115,043
Weighted average shares outstanding—diluted	9,668,223	8,867,309	9,002,150

Options to purchase 123,701, 1,896,101 and 825,322 shares of Common Stock at prices ranging $5.25 to $ 10.06, $1.05 to $10.06 and 2.07 to $10.06, respectively, were outstanding as of September 30, 2004, 2003 and 2002, but were not included in the computation of diluted net income (loss) per share of Common Stock because they were anti-dilutive.

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

Stock Based Compensation

SFAS Statement 123 "Accounting for Stock Based Compensation," ("SFAS 123") requires the Company to provide pro forma information regarding net income or (loss) and net income or (loss) per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002: risk free interest rates of 4.25%, 3.25% and 3.25%, volatility factor of the expected market price of the Company's stock of 35%, 40% and 40% and expected lives of either five or ten years. The weighted average fair value ranges of options granted in 2004, 2003 and 2002 were $1.15 to $1.39, $0.43 to $1.22 and $0.42, respectively.

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended September 30,
	2004	2003	2002
Net (loss) income as reported	$1,825,148	$(814,032)	$347,522
Deduct: Total stock-based employee compensation expense Determined under fair value method, net of related taxes	(35,696)	(99,154)	(79,461)
Pro forma net income (loss)	$1,789,452	$(913,186)	$268,061
Net income (loss) per share — as reported:
Basic	$0.20	$(0.09)	$0.04
Diluted	$0.19	$(0.09)	$0.04
Net income (loss) per share — pro forma:
Basic	$0.20	$(0.10)	$0.03
Diluted	$0.19	$(0.10)	$0.03

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope.

2.    Accounts receivable

Receivables consist of:

•	Trade receivables from sales to customers

•	Receivables pertaining to component parts purchased from us by our contract manufacturer, which are excluded from sales

•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by our Singapore and Ireland locations

•	Allowances, consisting of sales and bad debt

•	Income tax receivables

•	Other minor non trade receivables

Attached below is a listing by category of our accounts receivable as of September 30, 2004 and 2003.

	As September 30,
	2004	2003
Trade receivables	$9,584,650	$7,435,539
Receivable from contract manufacturers	6,568,968	4,134,456
GST and VAT taxes receivables	575,750	289,700
Income tax receivables	—	175,000
Allowances	(3,254,940)	(2,887,184)
Other	119,479	35,247
	$13,593,907	$9,182,758

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Inventories

Inventories consist of the following:

	September 30,
	2004	2003
Component Parts	$3,522,974	$1,446,670
Finished Goods	4,954,280	4,027,704
	$8,477,254	$5,474,374

4.    Property, Plant and Equipment

The following is a summary of property, plant and equipment:

	September 30,
	2004	2003
Office Equipment and Machinery	$2,304,899	$2,095,268
Leasehold Improvements	78,479	77,916
	2,383,378	2,173,184
Less: Accumulated depreciation and amortization	(1,894,008)	(1,640,668)
	$489,370	$532,516

Depreciation and amortization expense totaled $242,486, $274,784 and $302,401 for the total years ended September 30, 2004, 2003 and 2002, respectively.

5.    Income Taxes

The Company's income tax provision consists of the following:

	Years ended September 30,
	2004	2003	2002
Current tax expense:
State income taxes	$15,000	$—	$—
Foreign income taxes	134,497	108,465	69,000
Adjustment of prior year estimated income taxes	—	198,425	—
Total current	149,497	306,890	69,000
Deferred tax expense:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total taxes on income	$149,497	$306,890	$69,000

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of deferred taxes are as follows:

	Years ended September 30,
	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$3,210,460	$2,554,807
Tax credit carry forward	407,971	407,971
Inventory allowances	588,650	1,061,750
Warranty reserve	9,158	9,158
Allowance for doubtful accounts	86,353	76,853
Deferred rent payments	(9,001)	5,344
Capitalized inventory costs	32,185	16,130
Sales return reserve	411,426	289,826
Goodwill amortization	217,456	239,926
Other allowances	41,528	(1,637)
Total deferred assets	4,996,186	4,660,128
Valuation allowance	(4,996,186)	(4,660,128)
Net deferred assets	$—	—

As of September 30, 2004, the Company had $125,295 of restricted net operating losses, (which expire in the years through 2010) and $8,323,284 of unrestricted net operating losses (which expire between 2010 and 2014) available to offset future taxable income. In addition, as of September 30, 2004, the Company has a tax credit carry forward for research and development expenses totaling $408,000.

For the last five fiscal years, the Company's domestic operation has incurred losses. The Company analyzed the future realization of the deferred tax asset as of September 30, 2004 and it concluded that under the present circumstances, it would be appropriate for the Company to record a valuation allowance against the deferred tax asset and reduce certain income tax liabilities. As of September 30, 2004, the Company has recorded a full valuation allowance of $4,996,186 against the deferred tax asset.

No provision has been made for income taxes on substantially all of the undistributed earnings of the Company's foreign subsidiaries of approximately $2,115,000 at September 30, 2004 as the Company intends to indefinitely reinvest such earnings.

The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the Federal statutory income tax rate of 34% to the income before income tax is attributable to the following:

	Years ended September 30,
	2004	2003	2002
Income tax (benefit) at federal statutory rate	$671,379	$(172,428)	$141,617
Increase in deferred income tax valuation allowance	336,058	981,095	—
Change in estimate of prior year income taxes	160,540	198,425	—
Permanent differences—life insurance	20,400	3,400	—
Permanent differences—other	31,068	5,100	—
State income taxes, (benefit) net of federal benefit	(34,168)	(104,273)
Foreign earnings taxed at rates other than the federal statutory rate	(1,035,780)	(605,429)	(72,617)
Other	—	1,000	—
Taxes on income	$149,497	$306,890	$69,000

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective October 1, 1999, the Company restructured its foreign operations. The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation which functions as the entity which services the Company's European customers. The new structure created separate domestic and foreign tax entities, with the new Luxembourg entity paying a royalty fee to the Company's domestic operation for use of the Hauppauge name.

For the years ended September 30, 2004, 2003 and 2002 the Company's domestic operation incurred a pretax loss, net of royalty fees charged to our European subsidiary of $1,467,346, $2,606,829 and $2,623,414 respectively, and the Company's international operations had pretax net income, net of royalty fees paid to the U.S. subsidiary of $3,441,991, $2,099,687 and $3,039,936, respectively.

6.    Stockholders' Equity

a. Treasury Stock

On November 8, 1996, the Company approved a stock repurchase program. The program, as amended, authorizes the Company to repurchase up to 850,000 shares of its own Common Stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of September 30, 2004 and 2003, 567,067 and 542,067 treasury shares with an accumulated cost of $1,584,313 and $1,497,216 and average prices of $2.79 and $2.76 were held by the Company as treasury shares.

b. Stock Compensation Plans

In August 1994, the Company adopted an Incentive Stock Option Plan ("ISO"), as defined in section 422(A) of the Internal Revenue Code. Pursuant to the ISO, up to 400,000 options may be granted for up to ten years with exercise prices at the fair market value of the Common Stock at the date of the grant, subject to adjustment as provided in the plan. As of September 30, 2004, 2003 and 2002, 77,900, 118,500 and 118,500 options were outstanding, respectively, ranging in prices from $1.35 to $2.55.

On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company's stockholders on March 5, 1996. The 1996 Non-Qualified Plan authorizes the grant of 500,000 shares of Common Stock, subject to adjustment as provided in the plan. The plan terminates on March 5, 2006. This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code. There are various tax benefits which could accrue to the Company upon exercise of non-qualified stock options that may not be available to the Company upon exercise of qualified incentive stock options. The purpose of the plan is to provide the Company greater flexibility in rewarding key employees, consultants, and other entities without burdening the Company's cash resources. As of September 30, 2004, 2003 and 2002, 325,975, 346,479 and 235,404 options ranging in prices from $1.08 to $10 were outstanding under the 1996 Non-Qualified Plan.

On December 17, 1997 the Company's Board of Directors adopted and authorized a new incentive stock option plan ("1997 ISO") pursuant to section 422A of the Internal Revenue Code. This plan was approved by the Company's stockholders at its March 12, 1998 annual stockholders' meeting. The 1997 ISO plan as adopted authorizes the grant of up to 700,000 shares of Common Stock, subject to adjustment as provided in the plan. This plan terminates on December 16, 2007. The options terms may not exceed ten years. Options cannot be granted at less than 100% of the market value at the time of grant. Options granted to employees who own more than 10% of the Company's outstanding common stock cannot be granted at less than 110% of the market value at the time of grant. As of September 30, 2004, 2003 and 2002, 514,102, 634,122 and 545,822 options were outstanding with exercise prices from $1.08 to $10.06.

The Company's Board of Directors on May 9, 2000 adopted the 2000 Performance and Equity Incentive Plan (the "2000 Plan"). This plan was approved by the stockholders at its July 18, 2000

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2004, 2003 and 2002, 444,617, 497,000 and 335,100 options were outstanding from this plan ranging in prices from $1.05 to $5.78.

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

This plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options. Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company's combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to an optionee in any calendar year shall not exceed $100,000. As of September 30, 2004, 125,750 are outstanding from this plan ranging in prices from $3.02 to $3.64. There were no options outstanding as of September 30, 2003.

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

Upon a Change in Control as defined in the 2003 Plan, but only to the extent determined by the Board or the Committee, stock options, stock appreciation rights and Long term performance awards (the "Award") will vest, provided that no award granted to an employee of the Company shall vest or be exercisable unless the employee's employment is terminated within 24 months from the date of the Change in Control, (as defined in the 2003 Plan)unless the employee is terminated for Cause, as defined in the 2003 Plan or if the employee resigns his employment without Good Reason, as defined in the 2003 Plan. Otherwise, the Award shall not vest and be exercisable upon a Change in Control, unless otherwise determined. The employee shall have 30 days from after his employment is terminated due to a Change in Control to exercise all unexercised Awards. However, in the event of the death or disability of the employee, all unexercised Awards must be exercised within twelve (12) months after the death or disability of the employee.

The Company's Board of Directors on May 9, 2000 adopted the Employee Stock Purchase Plan. This plan was approved by the stockholders at its July 18, 2000 annual stockholders' meeting. This plan is intended to provide the Company's full-time employees an opportunity to purchase an ownership interest in the Company through the purchase of Common Stock. The Company has reserved 100,000 Common Stock for issuance under the plan. This plan is to be administered by the

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors. Employees who have completed six months of employment and who work more than 20 hours per week for more than five months in the year are eligible to participate in the plan. The employee may elect to payroll deductions up to 10% per pay period. The purchase price shall either be the lower of 85% of the closing price on the offering commencement date or the offering termination date. No employee will be granted an option to purchase Common Stock if such employee would own shares or holds options to purchase shares which would cause the employee to own more than 5% of the combined voting power of all classes of stock. Non-employees are not eligible to participate. This plan terminates on December 31, 2003. The maximum number of shares that may be issued in any quarterly offering is 10,000, plus un-issued shares from prior offerings whether offered or not. At our September 6, 2002 stockholders' meeting, our stockholders' approved an increase in shares reserved under this plan to 180,000, and extended the plan termination date to December 31, 2004. At our September 27, 2004 stockholders' meeting, our stockholders' approved an increase in shares reserved under this plan to 260,000, and extended the plan termination date to December 31, 2006. As of September 30, 2004 and 2003, 97,695 and 87,298 Common Stock were purchased under this plan.

A summary of the status of the Company's fixed options plans as of September 30, 2004, 2003 and 2002 and changes during the years ending those dates is presented below:

	ISO	Weighted Average Exercise Price	Non Qualified	Weighted Average Exercise Price
Balance at September 30, 2001	1,018,522	$3.02	688,804	$2.80
Granted	123,000	1.36	—	—
Exercised	—	—	—	—
Forfeited	(142,100)	3.21	(273,400)	1.81
Balance at September 30, 2002	999,422	$2.79	415,404	$3.45
Granted	272,600	1.08	111,075	2.50
Exercised	(3,000)	1.16	—	—
Forfeited	(19,400)	1.22	—	1.81
Balance at September 30, 2003	1,249,622	$2.45	526,479	$3.25
Granted	131,750	3.39	—	—
Exercised	(163,503)	2.14	(165,250)	1.63
Forfeited	(55,500)	3.01	(15,254)	2.82
Balance at September 30, 2004	1,162,369	$2.56	345,975	$4.04
Options exercisable at September 30, 2004	836,216	$2.84	288,976	$4.11

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at September 30, 2004:

Options Outstanding Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices	Options Exercisable Number Exercisable	Weighted Average Exercise Price
$1.35	26,000	0.2 years	$1.35	26,000	$1.35
1.50	30,000	1.4	1.50	30,000	1.50
1.58	20,000	1.3	1.58	20,000	1.58
1.87	20,400	0.2	1.87	20,400	1.87
2.07	9,000	0.5	2.07	9,000	2.07
2.54	70,000	0.2	2.54	68,000	2.55
2.32	60,000	3.3	2.32	60,000	2.32
2.25	89,600	0.2	2.25	89,600	2.25
3.87	10,000	0.3	3.87	10,000	3.87
10.00	50,000	0.8	10.00	50,000	10.00
3.94	193,602	0.5	3.94	193,602	3.94
2.82	60,000	0.2	2.82	60,000	2.82
8.75	20,000	0.7	8.75	20,000	8.75
10.06	10,000	0.3	10.06	8,000	10.06
5.25	57,900	0.8	5.25	49,820	5.25
5.78	34,600	0.8	5.78	27,680	5.78
3.48–3.99	37,500	1.1	3.99	37,500	3.99
1.38	125,217	2.3	1.38	75,129	1.38
2.06	3,000	3.2	2.06	—	2.06
1.05	65,000	3.6	1.05	32,500	1.05
1.81	50,000	2.0	1.81	25,000	1.81
3.05	75,000	3.7	3.05	35,000	3.05
1.08	265,775	4.0	1.08	132,961	1.08
3.02–3.64	125,750	4.8	327	45,000	3.27
	1,508,344			1,125,192

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Significant Customer Information

For the years ended September 30, 2004 the Company has one customer that accounts for a about 12% of our net sales. For the year ended September 30 2003, the Company had no single customer who accounted for more than 10% of net sales. As of September 30, 2004 and 2003, the Company had seventeen and fourteen customers who accounted for 84% and 74%, respectively of the net accounts receivable.

8.    Related Party Transactions

We occupy a facility located in Hauppauge New York and use it for executive offices and for the testing, storage and shipping of our products. In February 1990, Hauppauge Computer Works, Inc., a wholly-owned subsidiary of ours ("HCW"), entered into a lease (the "1990 Lease"), with Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, our Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing and the holder of approximately 9.4% of our Common Shares as of September 30, 2004, Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 6.1% of our Common Shares as of September 30, 2004 and Laura Aupperle, believed by us to be the holder of approximately 12.8% of our Common Shares, including Common Shares attributed to the Estate of Kenneth R. Aupperle. Ladokk Realty Co., LLC is the successor to Ladokk Realty Co. As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly, and subject to 5% annual increases effective February 1st of each year. We were also obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease. Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by us.

On February 17, 2004, HCW and Ladokk terminated the 1990 Lease and HCW entered into a new lease agreement with Ladokk Realty Co., LLC (the "2004 Lease"). The 2004 Lease term is for five years and terminates on February 16, 2009. The annual rent under the 2004 Lease is $360,000, payable monthly. We are also obligated to pay real estate taxes and operating costs of maintaining the premises subject to such lease. Concurrently with the new lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require us to sign a guarantee. Accordingly, we no longer guarantee the landlord's mortgages.

On December 17, 1996 the Board of Directors approved the issuance of warrants to LADOKK in consideration of Ladokk's agreement to cancel the last three years of the Company's lease and to grant an option to the Company to extend the lease for three years. The Stock Option Committee authorized the grant of a warrant to LADOKK to acquire 120,000 Common Shares at an exercise price of $1.906, which warrant is exercisable for a term of ten years. The market price of the option equaled the exercise price at the date of the grant. The effect of imputing the fair value of the options granted was immaterial. The options were still outstanding as of September 30, 2004.

The Company had amounts payable to this related party for unpaid rent of $288,667 and $302,128 as of September 30, 2004 and 2003, respectively

Minimum annual lease payments to related parties and unrelated third parties are as follows:

Years ended September 30,
2005	537,058
2006	436,541
2007	360,000
2008	360,000
2009	45,000
Total	$1,738,599

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense to related parties and non related third parties totaled approximately $581,000, $622,000 and $619,000 for the years ended September 30, 2004, 2003 and 2002 respectively. The Company pays the real estate taxes and it is responsible for normal building maintenance.

9.    Commitments and Contingencies

a. Litigation

Arbitration Proceeding

We were involved in arbitration proceedings before the American Arbitration Association, which had been brought against the Company by the estate of the late Mr. Kenneth Aupperle, one of the Company's founders and former President ("Estate"). The Estate was claiming property rights and interest in the Company, certain amounts due and owing to the Estate based on various corporate agreements with Mr. Aupperle and certain insurance policies, which amounts were claimed to be not less than $2,500,000. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250. No other fees or expenses were awarded. The Company accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award. The award was paid in May 2004.

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

The Company accrued a charge of $500,000 during the second fiscal quarter of fiscal 2004 to cover the award. Subsequent negotiation reduced the award to $427,000, and the Company paid the award in June 2004. The reduction in the final award has been reflected in our third quarter results.

In the normal course of business, the Company is party to various claims and/or litigation. To the best of its knowledge, management believes that there is currently no material litigation which, considered in the aggregate, that would have a material adverse effect on the Company's financial position and results of operations.

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective September 3, 2004, Mr. Cirielli resigned from all offices and positions held with the Company.

c. Forward Exchange Contracts

Due to extensive sales to European customers denominated in local currencies (primarily the Euro and British Pound Sterling), the Company is a net receiver of currencies other than the U.S. dollar and as such, benefit from a weak dollar and are adversely affected by a strong dollar relative to the major worldwide currencies, especially the Euro and British Pound Sterling. Consequently, changes in exchange rates expose the Company to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar. The Company attempts to reduce these risks by entering into foreign exchange forward contracts with financial institutions to protect against currency exchange risks.

As of September 30, 2004, the Company has foreign currency forward contracts outstanding of $5,236,000 against delivery of the Euro. The contracts expire through March 2005.

10.    Quarterly Information (Unaudited)

The following presents certain unaudited quarterly financial data:

	(In thousands, except per share data) Quarters ended
	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
Net Sales	$18,230	$16,804	$13,794	$16,511
Gross Profit	4,582	4,931	3,558	4,223
Operating income	1,051	557	190	169
Net income	993	544	169	119
Net income per share:
Basic and diluted	$0.11	$0.06	$0.02	$0.01

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(In thousands, except per share data) Quarters ended
	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
Net Sales	$15,520	$13,919	$10,011	$11,506
Gross Profit	3,920	3,369	2,254	2,696
Operating income (loss)	721	197	(872)	(604)
Net income (loss)	656	261	(855)	(876)
Net income (loss) per share:
Basic and diluted	$0.07	$0.03	$(0.10)	$(0.09)

Since the Company sells primarily to the consumer market, it has experienced certain revenue trends. The sales of the Company's products, which are primarily sold through distributors and retailers, have historically been stronger during the Company's first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. In addition, the Company's international sales, mostly in the European market, were 66%, 68% and 73% of sales for the years ended September 30, 2004, 2003 and 2002, respectively. Due to this, the Company's sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

During the 4th quarter of the fiscal year ended September 30, 2003, the Company recorded the following adjustments:

•	During the fiscal year ended September 30,2003, the Company adjusted the prior year provision for estimated income tax receivable and income tax payable, based in part upon the completion of a tax examination. The net result was a change of $198,425.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York

The audits referred to in our report dated December 2, 2004, relating to the consolidated financial statements of Hauppauge Digital, Inc. and Subsidiaries included the audits of the financial statement schedules for each of the three years in the period ended September 30, 2004. These financial statement schedules are the responsibility of management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, such financial statement schedules presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Melville, New York
December 2, 2004

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Bad Debt Recoveries	Balance at End of Year
YEAR ENDED SEPTEMBER 30, 2004
Reserve and allowances deducted from asset accounts :
Allowance for doubtful accounts	$202,244	$47,756	—	—	—	$250,000

YEAR ENDED SEPTEMBER 30, 2003
Reserve and allowances deducted from asset accounts:
Allowance for doubtful accounts	$202,244	—	—	—	—	$202,244

YEAR ENDED SEPTEMBER 30, 2002
Reserve and allowances deducted from asset accounts:
Allowance for doubtful accounts	$182,244	$20,000	—	—	—	$202,244

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Reserve for Obsolete and Slow Moving Inventory

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Disposal (1)	Balance at End of Year
YEAR ENDED SEPTEMBER 30, 2004
Reserve and allowances deducted from asset accounts:
Reserve for obsolete and slow moving inventory	$2,794,078	$235,000	—	($1,651,366)	$1,377,712

YEAR ENDED SEPTEMBER 30, 2003
Reserve and allowances deducted from asset accounts:
Reserve for obsolete and slow moving inventory	$2,732,445	$593,442	—	($531,809)	$2,794,078

YEAR ENDED SEPTEMBER 30, 2002
Reserve and allowances deducted from asset accounts:
Reserve for obsolete and slow moving inventory	$3,300,000	$(386,409)	—	($181,146)	$2,732,445

(1)	Obsolete inventory disposed of

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Reserve for sales returns

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Adjustments (1)	Balance at End of Year
YEAR ENDED SEPTEMBER 30, 2003
Sales reserve deducted from sales and receivables account
Reserve for sales returns	$2,684,940	$320,000	—	$—	$3,004,940

YEAR ENDED SEPTEMBER 30, 2002
Sales reserve deducted from sales and receivables account
Reserve for sales returns	$2,684,940	$—	—	$—	$2,684,940

YEAR ENDED SEPTEMBER 30, 2001
Sales reserve deducted from sales and receivables account
Reserve for sales returns	$3,984,940	$—	—	$1,300,000	$2,684,940

(1)	Sales reserve adjusted per historical evaluation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAUPPAUGE DIGITAL INC.

By: /s/ Kenneth Plotkin Date: December 27, 2004

KENNETH PLOTKIN Chief Executive Officer, Chairman of the Board, President, Chief Operating Officer and Vice President of Marketing (Principal Executive Officer)
By: /s/ Gerald Tucciarone Date: December 27, 2004

GERALD TUCCIARONE Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth Plotkin Date: December 27, 2004

KENNETH PLOTKIN Chief Executive Officer, President, Chief Operating Officer, Vice President of Marketing (Principal Executive Officer) and Director
By: /s/ Gerald Tucciarone Date: December 27, 2004

GERALD TUCCIARONE Treasurer and Chief Financial Officer
By: /s/ Seymour G. Siegel Date: December 27, 2004

SEYMOUR G. SIEGEL Director
By: /s/ Steven J. Kuperschmid Date: December 27, 2004

STEVEN J. KUPERSCHMID Director
By: /s/ Bernard Herman Date: December 27, 2004

BERNARD HERMAN Director
By: /s/ Robert S. Nadel Date: December 27, 2004

ROBERT S. NADEL Director
By: /s/ Neal Page Date: December 27, 2004

NEAL PAGE Director
By: /s/ Christopher G. Payan Date: December 27, 2004

CHRISTOPHER G. PAYAN Director