Form 10-Q
period 2004-12-31
HAUPPAUGE DIGITAL INC
filed 2005-02-14
CIK 930803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31,  2004
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

                                 (631) 434-1600
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X         No
                               -----         -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                            Yes            No   X
                               -----         ------

As of January 31, 2005, 9,465,829 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                    ----------------------------------------

                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.Financial Statements                                             Page No.
                                                                        --------

Condensed Consolidated Balance Sheets - December 31,  2004                  5
(unaudited) and September 30, 2004 (audited)

Condensed Consolidated Statements of Income - Three  Months ended           6
December 31 2004 (unaudited) and 2003  (unaudited)

Condensed  Consolidated  Statements of Other Comprehensive Income           7
- Three months ended December 31, 2004 (unaudited) and 2003
(unaudited)

Condensed Consolidated Statements of Cash Flows - Three  Months             8
ended December 31, 2004 (unaudited) and 2003 (unaudited)

Notes to Condensed Consolidated Financial Statements                       9-16

Item 2. Management's Discussion and Analysis of Financial Condition       17-28
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risks       28-29

Item 4. Controls and Procedures                                            29

PART II.  OTHER INFORMATION
---------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       30

Item 6.  Exhibits and Reports on form 8-K                                  31

SIGNATURES                                                                 32



                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        December 31, 2004   September 30, 2004
                                                                         (unaudited)             (audited)
                                                            --------------------------------------------------
Assets:

 Current Assets:
     Cash and cash  equivalents                                             $8,427,585             $8,661,589
     Receivables, net of  various allowances                                15,206,815             13,593,907
     Inventories                                                            10,750,491              8,477,254
     Prepaid expenses and other current assets                                 782,410                770,745
                                                            --------------------------------------------------
                Total current assets                                        35,167,301             31,503,495

     Property, plant and equipment, net                                        517,769                489,370
     Security deposits and other non current assets                             77,934                 77,934
                                                            --------------------------------------------------
                                                                           $35,763,004            $32,070,799
                                                            ==================================================

 Liabilities and  Stockholders'  Equity:

 Current Liabilities:
    Accounts payable                                                       $14,694,814            $13,243,966
    Accrued expenses                                                         4,721,926              4,256,970
    Income taxes payable                                                       268,769                242,438
                                                            --------------------------------------------------
              Total current liabilities                                     19,685,509             17,743,374

 Stockholders' Equity
   Common stock $.01 par value; 25,000,000 shares
authorized, 9,875,666  and 9,759,465  issued, respectively                      98,757                 97,595
     Additional paid-in capital                                             13,111,694             12,913,497
     Retained earnings                                                       3,188,824              1,925,135
     Accumulated other comprehensive income                                  1,279,981                975,511
       Treasury Stock, at cost, 572,067 and 567,067 shares                  (1,601,761)            (1,584,313)
                                                            --------------------------------------------------
             Total stockholders' equity                                     16,077,495             14,327,425
                                                            --------------------------------------------------
                                                                           $35,763,004            $32,070,799
                                                            ==================================================

  See accompanying notes to condensed consolidated financial statements



                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                               Three months ended December 31,
                                                                       --------------------------------------------
                                                                                     2004                2003
                                                                       --------------------------------------------


Net sales                                                                         $23,360,442          $18,230,298
Cost  of sales                                                                     18,049,079           13,648,675
                                                                       --------------------------------------------
    Gross profit                                                                    5,311,363            4,581,623

Selling, general and  administrative Expenses                                       3,427,055            3,120,616
Research & development expenses                                                       557,530              410,274
                                                                       --------------------------------------------
    Income  from operations                                                         1,326,778            1,050,733

Other  Income (expense):
  Interest   income                                                                     1,511                1,739
  Foreign currency                                                                     (8,600)             (11,333)
                                                                       --------------------------------------------
Other  (expense)                                                                       (7,089)              (9,594)
                                                                       --------------------------------------------
    Income  before taxes on income                                                  1,319,689            1,041,139

Tax provision                                                                          56,000               48,279
                                                                       --------------------------------------------
    Net income                                                                     $1,263,689             $992,860
                                                                       ============================================


Net income  per share:
    Basic                                                                               $0.14                $0.11
    Diluted                                                                             $0.13                $0.11
                                                                       --------------------------------------------

See accompanying notes to condensed  consolidated financial statements

                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                             Three months ended December 31,
                                               2003                 2004
                                               ----                 ----

Net income                                   $1,263,689           $ 992,860
Forward exchange contracts marked to market    (279,791)            204,461
Foreign currency translation gain               584,261             849,969
                                             -----------------------------------

Other  comprehensive income                  $1,568,159          $2,047,290
                                             ==========          ==========



See accompanying notes to condensed consolidated financial statements



                     HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three  months ended December 31,
                                                                                       2004                   2003

                                                                    --------------------------------------------------
  Net income                                                                     $   1,263,689           $    992,860
                                                                    --------------------------------------------------
   Adjustments to reconcile net income to net cash
     used in operating activities:

     Depreciation and amortization                                                      54,324                 60,309
     Other non cash items                                                                    -                 10,079
     Changes in current assets and liabilities:
      Accounts receivable                                                           (1,308,438)            (3,562,789)
      Inventories                                                                   (2,273,237)            (4,474,774)
      Prepaid expenses and other current assets                                        (11,665)              (153,055)
     Accounts payable and other current liabilities                                  1,942,135              6,506,655
                                                                    -------------------------------------------------
        Total adjustments                                                           (1,596,681)            (1,613,575)
                                                                    --------------------------------------------------
    Net cash used in  operating activities                                            (333,192)              (620,715)
                                                                    --------------------------------------------------

Cash Flows From Investing Activities:

    Purchases of property, plant and equipment                                         (82,723)               (20,574)
                                                                    --------------------------------------------------
       Net cash used in investing activities                                           (82,723)               (20,574)
                                                                    --------------------------------------------------
Cash Flows From Financing Activities:

    Proceeds from employee stock purchases                                             199,359                  6,987

    Purchase of treasury stock                                                         (17,448)                     -
                                                                    --------------------------------------------------
       Net cash provided by  financing activities                                      181,911                  6,987
                                                                    --------------------------------------------------
       Net (decrease)  in cash and cash equivalents                                   (234,004)              (634,302)

Cash and cash equivalents, beginning of period                                       8,661,589              5,838,160
                                                                    --------------------------------------------------
Cash and cash equivalents, end of period                                         $   8,427,585           $  5,203,858
                                                                    ==================================================
Supplemental disclosures:

   Income taxes paid                                                             $      38,863           $     67,802
                                                                    ==================================================


See accompanying notes to condensed consolidated financial statements


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Basis of  Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month period ended December 31, 2004 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2004 Form 10-K.

The operating results for the three month period ended December 31, 2004 are not necessarily indicative of the results to be expected for the September 30, 2005 year end.

Note 2.    Receivables

Accounts and other receivables for the consisted of:

                                                                       December 31,      September 30,
                                                                           2004                2004
                                                                           ----                ----

Trade receivables                                                    $ 11,486,260        $ 9,584,650
Receivable from contract manufacturers                                  6,350,272          6,568,968
GST and VAT taxes receivables                                             655,879            575,750
Allowances and reserves                                                (3,421,000)        (3,254,940)
Other                                                                     135,404            119,479
                                                                          -------         ----------
                                                                     $ 15,206,815        $13,593,907
                                                                     ============        ===========


Note 3.    Derivative Financial   Instruments

For each of the past three fiscal years, over 60% of the Company's sales were generated by our European subsidiary and were:

     o    Invoiced in local currency-primarily the Euro

     o    Collected in local currency-primarily the Euro

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

We do not try to hedge against all possible foreign currency exposures because of the inherent difficulty in estimating the volatility of the Euro. The contracts we procure are specifically entered into to as a hedge against forecasted or existing or foreign currency exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, long term strengthening or weakening of the U.S. dollar against the Euro impacts our sales, our gross profit, operating income and retained earnings. Factors that could impact the effectiveness of our hedging program are:

     o    volatility of the currency markets

     o    availability of hedging instruments

     o    accuracy of our inventory forecasts

Additionally, there is the risk that foreign exchange fluctuations will make our products less competitive in foreign markets, which would substantially reduce our sales.

As of December 31, 2004, we had foreign currency contracts outstanding of approximately $5,316,000 against the delivery of the Euro. The contracts expire through May 2005. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". The Company recorded a deferred loss of $279,791 for the three months ended December 31, 2004. As of December
31, 2004, a deferred loss of $379,190 reflecting the cumulative mark to market loss of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

We use the average monthly forward contract exchange rate to translate our Euro denominated sales into our U.S. dollar reporting currency. For the three month period ended December 31, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in an increase in sales of $640,815. This sales increase is related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the three month period ending December 31, 2003, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales increase of $805,553.

Note 4.  Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:


                                December  31,       September 30,
                                    2004               2004
                                    ----               ----

     Component Parts              $ 4,542,686       $3,522,974
     Finished Goods                 6,207,805        4,954,280
                                  -----------       ----------
                                  $10,750,491       $8,477,254
                                  ===========       ==========

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

                                                                            Three Months Ended
                                                                              December 31,
                                                                          2004          2003
                                                                          ----          ----


Weighted average shares outstanding-basic                                 9,277,944     8,880,651
Number of shares issued on the assumed exercise of stock options            671,437       489,430
                                                                          ---------     ---------
 Weighted average shares outstanding-diluted                              9,949,381     9,370,081
                                                                          =========     =========


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited

Options to purchase 98,757 and 485,337 shares of common stock at prices ranging $5.25 to $ 10.06 and $2.81 and $10.06, respectively, were outstanding for the three month periods ending December 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 6.  Accumulated other comprehensive income

The Euro is the functional currency of the Company's European subsidiary, Hauppauge Digital Europe Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the spot exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of translating accounts at the spot, historical and average exchange rates results in foreign currency translation gains or losses. These translation gains or losses are recorded on the balance sheet under accumulated other comprehensive income.

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

As of December 31, 2004, appearing in the equity section under "Accumulated other comprehensive income" was a deferred gain of $1,279,981, which consisted of a deferred translation gain of $1,659,171 and a deferred loss of $379,190 due to the mark to market losses on the difference between the value of our open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

The Company's Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 7. Revenue Recognition

The Company sells through a sales channel which consist of retailers , distributors and original equipment manufacturers (OEM's). Our prices are fixed consistently over the entire sales channel. The product is shipped on open account with the majority of our customers given 30 day payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

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

The Company offers it customers a right of return, but does not offer stock balancing. Our accounting complies with SFAS 48 as typically at the end of every quarter the Company, based on historical data, evaluates its sales reserve level based on the previous six months sales. Due to seasonal nature of our business coupled with the changing economic environment, management exercises some judgement with regard to the historical data to arrive at the reserve.

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

The Company offers three types of digital TV receivers. Our WinTV(R) digital receivers can receive digital TV transmissions and display the digital TV show in a re-sizeable window on a user's PC screen. Our Digital Entertainment Center products ("DEC") allow users to receive digital TV broadcasts and display the digital TV on either a TV set or a PC.

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

Our products are either sold, or can be sold, by the same retailers and distributors in our marketing channel. We also sell product directly to OEM customers. The Company evaluates its product lines under the functional categories of analog and digital products. Sales by functional category are as follows:

                                            Three months ended December 31,
                                                2004                 2003
                                                ----                 ----
Product line sales
------------------
Analog sales                                $18,401,809         $ 14,429,228
Digital sales                                 4,958,633            3,801,070
                                            -----------         ------------
                                            $23,360,442         $ 18,230,298
                                            ===========         ============

The Company sells its products through an international network of distributors and retailers. European sales accounted for 60% and 75% of sales for the three moths ended December 31, 2004 and 2003. Sales percent by geographic region are as follows:

                                              Three months ended December 31 ,
                                                  2003                2004
                                                  ----                ----
Sales percent by geographic region
----------------------------------
United States                                      38%                 24%
Europe                                             60%                 75%
Asia                                                2%                  1%
                                                  ----                ----
    Total                                         100%                100%
                                                  ====                ====


Note  9.    Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded so long as the quoted market price of the stock at the date of the grant is equal to the exercise price.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation", ("FAS 123"). The weighted average fair value of options outstanding


                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

during the three months ended December 31, 2004 and December, 31 2003 was $1.15 to $1.39 and $0.43, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the three months ended December 31, 2004 and December 31, 2003: risk-free interest rates of 4.25%, volatility factor of the expected market price of the Company's Common Stock of 35%, assumed dividend yield of 0%, and a weighted-average expected life of the option of 5 years.

Under the accounting provisions of FAS 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                                             December 31,       December 31,
                                                                                     2004               2003

                                                                              -----------          ---------
Net income  as reported.......................                                $ 1,263,689          $ 992,860

 Deduct:  Total stock-based employee compensation expense
  determined under fair value method, net of related taxes ...                     (8,924)           (24,788)
                                                                              -----------          ---------
Pro forma net income..........................                                $ 1,254,765          $ 968,072
                                                                              ===========          =========

Net income per  share - as reported:

Basic.........................................                                $      0.14          $    0.11
                                                                              ===========          =========

Diluted.......................................                                $      0.13          $    0.11
                                                                              ===========          =========
Net income per  share - pro forma:

Basic.........................................                                $      0.14          $    0.11
                                                                              ===========          =========

Diluted.......................................                                $      0.13          $    0.10
                                                                              ===========          =========


Note 10.  Arrangements with Off-Balance Sheet Risk - Guarantees

FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, clarified the requirements of SFAS No. 5, Accounting for
Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. FIN 45 has the general effect of delaying recognition for a portion of the revenue for product sales that are accompanied by certain third-party guarantees. The financial statement recognition provisions became effective prospectively beginning January 1, 2003. The Company has not entered into any new guarantees and the Company has been released from the one guarantee it was subject to prior to February 17, 2004.

                    HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The Company occupies a facility located in Hauppauge New York which is used for its executive offices and for the testing, storage and shipping of our products. In February 1990, Hauppauge Computer Works, Inc., a wholly-owned subsidiary of ours ("HCW"), entered into a lease (the "1990 Lease"), with Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, our Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing and the holder of approximately 9.4% of our Common Shares as of December 31, 2004, Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 6.1% of our Common Shares as of December 31, 2004 and Laura Aupperle, believed by us to be the holder of approximately 12.8% of our Common Shares, including Common Shares attributed to the Estate of Kenneth R. Aupperle. Ladokk Realty Co., LLC is the successor to Ladokk Realty Co. As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly, and subject to 5% annual increases effective February 1st of each year. We were also obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease. Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by us.

On February 17, 2004, HCW and Ladokk terminated the 1990 Lease and HCW entered into a new lease agreement with Ladokk Realty Co., LLC (the "2004 Lease"). The 2004 Lease term is for five years and terminates on February 16, 2009. The annual rent under the 2004 Lease is $360,000, payable monthly. We are also obligated to pay real estate taxes and operating costs of maintaining the premises subject to such lease. Concurrently with the new lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require HCW to sign a guarantee. Accordingly, we no longer guarantee the landlord's mortgages.

Our Audit Committee is in the process of evaluating the 2004 Lease.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period ended December 31, 2004 Compared to December 31, 2003
------------------------------------------------------------------------

Results of operations for the three months ended December 31, 2004 compared to December 31, 2003 are as follows:

                                      Three        Three
                                     Months       Months
                                      Ended        Ended       Variance         Percentage of sales
                                    12/31/04      12/31/03            $       2004       2003      Variance
                                    --------     -----------          -       ----       ----      --------

Net Sales                        $ 23,360,442  $18,230,298   $5,130,144     100.0%     100.0%          0
Cost of sales                      18,049,079   13,648,675    4,400,404     77.26%     74.87%      2.39%
                                 ------------  -----------   ----------     ------     ------      -----
Gross Profit                        5,311,363    4,581,623      729,740     22.74%     25.13%     -2.39%
Gross Profit %                         22.74%       25.13%       -2.39%

Costs:
Sales & Marketing                   2,431,591    2,125,709      305,882     10.41%     11.66%     -1.25%
Technical Support                     120,324      108,455       11,869      0.51%      0.59%     -0.08%
General & Administrative              875,140      886,452      (11,312)     3.75%      4.87%     -1.12%
                                 ------------    ---------   ----------     ------     ------      -----
Total Selling, General and
 Administrative costs               3,427,055    3,120,616      306,439     14.67%     17.12%     -2.45%
Research & Development                557,530      410,274      147,256      2.39%      2.25%      0.14%
                                 ------------    ---------   ----------     ------     ------      -----
Total operating costs               3,984,585    3,530,890      453,695     17.06%     19.37%     -2.31%
                                 ------------    ---------   ----------     ------     ------      -----
Net operating income                1,326,778    1,050,733      276,045      5.68%      5.76%     -0.08%

Other income (expense)
----------------------
Interest income                         1,511        1,739         (228)     0.01%      0.01%      0.00%
Foreign currency                       (8,600)     (11,333)       2,733     -0.04%     -0.06%      0.02%
                                 ------------    ---------   ----------     ------      -----      -----
  Total other income (expense)         (7,089)      (9,594)       2,505     -0.03%     -0.05%      0.02%
                                 ------------    ---------   ----------     ------      -----      -----
Income  before taxes                1,319,689    1,041,139      278,550      5.65%      5.71%     -0.06%
Taxes on income                        56,000       48,279        7,721      0.24%      0.26%     -0.02%
                                 ------------    ---------   ----------     ------      -----      -----
Net income                        $ 1,263,689  $   992,860   $  270,829      5.41%      5.45%     -0.04%
                                 ============  ===========   ==========      =====      =====     ======



Net sales for the three months  ended  December  31, 2004  increased  $5,130,144 compared  to the three  months  ended  December  31,  2003 as shown on the table below.
                                                                        Increase
            Three  Months       Three Months     Increase (Decrease)   (Decrease)  Geographic region
Location    Ended 12/31/04      Ended 12/31/03   Dollar Variance       Variance %      2004   2003
--------    --------------      --------------   ------------------    ----------      ----   ----

Domestic    $ 8,853,575           $4,352,730       $4,500,845                103%       38%    24%

Europe       14,149,483           13,626,714          522,769                  4%       60%    75%

Asia            357,384              250,854          106,530                 42%        1%     1%
                -------              -------          -------                 ---      ----   ----
  Total     $23,360,442          $18,230,298       $5,130,144                 28%      100%   100%
            ===========          ===========       ==========                 ===      ====   ====


Results of operations-three month period ended December 31, 2004 compared to December 31,2003-continued
--------------------------
The primary factors contributing the sales increase were:

     o Increased volume of WinTV-PVR-150 (Amity2) OEM sales due to increased program volume

     o    Stronger demand for retail WinTV-PVR-150/350 products

     o Increased DEC sales to UK and German customers for promotional rollout of terrestrial product and conversion to digital broadcasts

     o    Increased WinTV-PVR-USB2 sales due to introduction of lower cost model

     o    Higher WinTV-USB analog TV tuner sales for the laptop market

     o    Introduction of Portable MediaMVP portable media player in Europe

     o Increase in our average Euro to USD contract rate of about 10.9% (1.2199 versus 1.1002) for the three months ended December 31, 2004 compared to the three months ended December 31, 2003, which yielded higher converted Euro to USD sales

The sales increases were offset by the following negative trends:

     o Decrease in MediaMVP sales compared with the year ago period which included the initial product rollout shipments to retailers and distributors

     o    Decrease in WinTV PCI board analog product sales

     o    Decrease in DVB satellite (DVB-S) sales in Europe

Net sales to domestic customers were 38% of net sales for the three months ended December 31, 2004 compared to 24% for the three months ended December 31, 2003. Net sales to European customers were 60% of net sales compared to 75% for the same period of last year. Net sales to Asian customers were 2% and 1% for the three months ended December 1, 2004 and 2003.

Gross profit increased $729,740 for the three months ended December 31, 2004 compared to the prior year's first quarter.

The increases and (decreases) in the gross profit are detailed  below:

                                                        Increase
                                                       (decrease)
                                                       ----------

Due to increased sales                                 $1,676,725
Gross profit changes  due to product sales mix           (495,742)
Effect on gross profit due to lower margin OEM sales     (216,333)
Due to increases in labor related and other costs        (234,910)
                                                         --------
      Total  increase in gross profit                    $729,740
                                                         ========


Results of  operations-three  month period ended  December 31, 2004  compared to
December 31,2003-continued
--------------------------
Gross profit  percentage for the three months ended December 31, 2004 was 22.74%
compared to 25.13% for the three months  ended  December 31, 2003, a decrease of
2.39%.

The increases and (decreases) in the gross profit percent are detailed below:

                                                                 Increase
                                                                 (decrease)
                                                                 ---------

Gross profit changes  due to product sales mix                    (2.11)%
Effect on gross profit due to lower margin OEM sales              (0.93)%
Labor related and other costs                                      0.65 %
                                                                   -----
Net decrease in gross profit %                                    (2.39)%
                                                                   ======

The  decrease in the gross  profit  percent of 2.39% for the three  months ended
December 31, 2004 compared to the three months ended December 31, 2003 was primarily due to:

     o Sales growth of OEM product sales: Gross profit for OEM products is lower than our retail products, but do not require the sales, promotion and customer support required of our retail sales.

     o Digital Entertainment Center sales "DEC": Due to the transition in some parts of Europe to digital broadcasts, certain DEC products were promotionally priced to coincide with the marketing opportunities that surfaced during the transition. DEC products were priced with low profit margins to support these retail promotions.


     o Labor related and other costs contributed to a 0.65% increase in gross profit percent compared to three months ended December 31, 2003. The increase in sales of 28.14% over last the three months ended December
          31, 2003 coupled with a smaller increase in labor related and other costs of 17.06% compared to the prior year was the driving force in the 0.65% increase.

The  chart  below   illustrates   the   components   of  Selling,   General  and
Administrative expenses:

                                  Three months ended December  31,
                                         Dollar Costs                                Percentage of Sales
                            ------------------------------------------------------------------------------------

                                                                     Increase                         Increase
                                                                    (Decrease)     2004      2003     (Decrease)
                                    2004             2003            --------      ----      ----      --------
                                    ----             ----

Sales and Marketing             $2,431,591       $2,125,709        $ 305,882      10.41%     11.66%      -1.25%
Technical  Support                 120,324          108,455           11,869       0.51%      0.59%      -0.08%
General and Administrative         875,140          886,452          (11,312)      3.75%      4.87%      -1.12%
                                 ---------       ----------        ----------     -----      -----       ------
    Total                       $3,427,055       $3,120,616        $ 306,439      14.67%     17.12%      -2.45%
                                ==========       ==========        ==========     ======     ======      ======



Results of operations-three month period ended December 31, 2004 compared to December 31,2003-continued
--------------------------
Selling, General and Administrative expenses increased $306,439 from the prior year's first quarter. As a percentage of sales, Selling, General and Administrative expenses decreased by 2.45% when compared to the three months ended December 31, 2003.

The increase in Sales and Marketing expense of $305,882, which accounted for approximately 99.8% of the total increase in Selling, General and Administrative expenses, was mainly due to:

     o Increases caused by the strengthening of the Euro to the U.S dollar of $132,173, which accounted for about 43.2% of the total increase. The average Euro to USD conversion rate was $1.2967 for the three months ended December 31, 2004 compared to $1.1909 for the three months ended December 31, 2003

     o Higher advertising epxenses of $105,552 due to higher sales based co-operative advertising

     o    Increased commission expense of $78,111 due to higher sales

The decrease in General and Administrative expenses of $11,312 was primarily due to:

     o    Lower  executive  compensation  of  $45,000,   mainly  due  to  vacant
          Officer's position

     o Lower legal fees as a result of completion of arbitration and litigation of $33,778

     o    Higher Directors fees of $28,323

     o Higher consulting fees of $31,000 due to start of 404 Compliance work and Transfer Price study

Research and Development expenses increased $147,256. The increase was mainly due to

     o    Higher   compensation   $41,215   attributable  to  the  research  and
          development  facility in Taiwan,  which began operations  during March
          2004

     o    Higher compensation costs of $55,136 due to additional engineers

     o Increased prototype production costs of $20,956 due to higher volume of new product and product enhancement programs

Other income (expense)

Net other expense for the three months ended December 31, 2004 was $7,089 compared to net other expense of $9,594 for the three months ended December 31, 2003 as detailed below:

                                                Three months ended December 31,
                                                   2003               2004
                                                   ----               ----

Interest income                                  $  1,511           $  1,739
Foreign currency transaction gains (losses)        (8,600)           (11,333)
                                                 ---------          --------
Total other income  (expense)                    $ (7,089)          $ (9,594)
                                                 =========          ========

Results of operations-three month period ended December 31, 2004 compared to December 31,2003-continued
--------------------------

Re-measurement of accounts denominated in currencies other than the Euro We follow the rules prescribed in paragraph 16 of SFAS 52 "Foreign Currency Translation", which states that accounts denominated in a currency other than an entity's functional currency, excluding inter-company accounts which are long term in nature, need to be re-measured into the entity's functional currency, and any gain or loss from this re-measurement are included in the determination of net income and are booked as a component of other income (loss) under the description "foreign currency".

Accumulated other comprehensive income (loss)

The Euro is the functional currency of the Company's European subsidiary, HDE Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro denominated accounts on HDE Sarl's books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. The Company had a translation gain of $1,074,910 recorded on the balance sheet as of September 30, 2004. For the three months ended December 31 2004, the Company recorded on the balance sheet deferred translation gains $584,261 resulting in a translation gain of $1,659,171 recorded as a component of accumulated other comprehensive income as of December 31, 2004.

The  Company  uses  forward  exchange   contracts  to  reduce  our  exposure  to
fluctuations in foreign currencies. Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate. The Company qualifies for cash flow hedge accounting as prescribed under SFAS 133, which allows the Company to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income. The Company had mark to market losses of $99,399 recorded on the balance sheet as of September 30, 2004. For the three months ended December 31, 2004, the Company recorded, as component of other comprehensive income, a mark to market loss of $279,791, resulting in a mark to market loss of $379,190 for contracts open as of December 31, 2004.

As stated above, accumulated other comprehensive income (loss) consists of two components:

     o    Translations gains and losses

     o FAS 133 mark to market gains and losses on our open foreign exchange contracts


Results of  operations-three  month period ended  December 31, 2004  compared to
December 31,2003-continued
--------------------------

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):


                                       Balance as         October to  December       Balance  as of
Accumulated other comprehensive income
-------------------------------------- of Sept. 30, 2004  2004 Gains (losses)        December 31, 2004
                                       -----------------  -------------------        -----------------
Translation  gains                         $1,074,910             $584,261             $1,659,171
FAS 133 mark to market adjustments            (99,399)            (279,791)              (379,190)
                                               ------              -------                -------
                                             $975,511             $304,470             $1,279,981
                                           ==========             ========             ==========

Tax provision

Our net tax provision for the three months ended December 31, 2004 and 2003 is as follows:


                                            Three months ended December 31,
                                               2004              2003
                                               ------            ------
Tax  attributable to U.S operations          $ 127,000         $ (73,300)
Tax  expense  European operations               41,000            40,779
State taxes                                     15,000             7,500
Net operating loss utilization                (127,000)           73,300
                                             ---------         ---------
Net tax provision                            $  56,000         $  48,279
                                             =========         =========

For the last five fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of December 31, 2004, and although our domestic operation reported a profit for the three months ended December 31, 2004, due to the seasonal nature of the business it is uncertain at this time whether our domestic operation will have a profit for the full year. It light of this, we did not make any adjustments to our valuation allowance for the quarter ended December 31, 2004.

As a result of all of the above items mentioned in the Management's Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $1,263,689, for the three months ended December 31, 2004, which resulted in basic net income per share of $0.14 and diluted net income per share of $0.13 on weighted average basic and diluted shares of 9,277,944 and 9,949,381, respectively, compared to a net income of $992,860 for the three months ended December 31, 2003, which resulted in basic and diluted net income per share of $0.11 on weighted average basic and diluted shares of 8,880,651 and 9,370,081, respectively.

Options to purchase 98,757 and 485,337 shares of common stock at prices ranging $5.25 to $10.06 and $2.81 and $10.06, respectively, were outstanding for the three month periods ending December 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Results of operations-three month period ended December 31, 2004 compared to December 31,2003-continued
--------------------------
Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our fourth fiscal quarter (July to September). In addition, our international sales, mostly in the European, market, were 65%, 68% and 73 % of sales for the years ended September 30, 2004, 2003 and 2002, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period.

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature of our retail sales.

Liquidity and Capital Resources

Our cash, working capital and stockholders' equity position is disclosed below:

                               December 31, 2004             September 30, 2004
                              -----------------              ------------------
Cash                              $8,427,585                      $8,661,589
Working Capital                   15,481,792                      13,760,121
Stockholders' Equity              16,077,495                      14,327,425

The Company had cash and cash equivalents as of December 31, 2004 of $8,427,585, a decrease of $234,004 from September 30, 2004.

The decrease  in cash was due to:

Sources of cash:
Net income adjusted for non cash items                             $1,318,013
Increase in accounts payable other current liabilities              1,942,135
Proceeds from employee stock purchases                                199,359
Less cash used for:
Increase in accounts receivable                                    (1,308,438)
Increase in inventories                                            (2,273,237)
Capital equipment purchases                                           (82,723)
Purchase of treasury stock                                            (17,448)
Increase in prepaid expenses and other current assets                 (11,665)
                                                                     ---------
Net cash  decrease
                                                                    $(234 004)
                                                                    ==========


Results of  operations-three  month period ended  December 31, 2004  compared to
December 31,2003-continued
--------------------------

Net cash of $333,192 used in operating activities was primarily due to a increases in accounts receivable, inventory and prepaid expenses and other current assets of $1,308,438 , $2,273,237 and $11,665 respectively, and reflect increases required to support the seasonal high of our first fiscal quarter sales. These uses of cash was offset by net income adjusted for non cash items of $1,318,013 and increases in accounts payable and other current liabilities of $1,942,135.

Cash of $82,723 and $17,448 was used to purchase fixed assets and repurchase treasury stock. Proceeds from the stock purchased by employees through the employee stock purchase plan provided additional cash of $199,359.

On November 8, 1996, we approved a stock repurchase program. The program, as amended, authorizes the Company to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of December 31, 2004, we held 572,067 treasury shares purchased for $1,601,761 at an average purchase price of approximately $2.80 per share.

We believe that our cash and cash equivalents as of December 31, 2004 and our internally generated cash flow will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual  Obligations

The following table shows the Company's contractual obligations related to lease obligations as of December 31 , 2004:

                                                              Payments due by period
Contractual obligations                Total       Less than 1 year     1-3 years   3 to 5 years
-----------------------                -----       ----------------     ----------  ------------

Operating lease obligations      $ 1,631,875             $ 406,967    $ 1,179,908      $ 45,000
                                 ===========             =========    ===========      ========

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of the our financial statements:

     o    Revenue Recognition

     o    Management's estimates

Results of operations-three month period ended December 31, 2004 compared to December 31,2003-continued
--------------------------

Critical Accounting Policies and Estimates-continued

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

Hedging program for sales denominated in a foreign currency

For each of the past three fiscal years, over 60% of the Company's sales were generated by our European subsidiary and were:

     o    Invoiced in local currency-primarily the Euro

     o    Collected in local currency-primarily the Euro

Results of operations-three month period ended December 31, 2004 compared to December 31,2003-continued
--------------------------

Critical Accounting Policies and Estimates-continued On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 75% of our inventory required to support our European sales are purchased and paid in U.S. Dollars.

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

We do not try to hedge against all possible foreign currency exposures because of the inherent difficulty in estimating the volatility of the Euro. The contracts we procure are specifically entered into to as a hedge against forecasted or existing or foreign currency exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, long term strengthening or weakening of the U.S. dollar against the Euro impacts our sales, our gross profit, operating income and retained earnings. Factors that could impact the effectiveness of our hedging program are:

     o    volatility of the currency markets

     o    availability of hedging instruments

     o    accuracy of our inventory forecasts

Additionally, there is the risk that foreign exchange fluctuations will make our products less competitive in foreign markets, which would substantially reduce our sales.

Translation of assets and liabilities denominated in non functional currencies on our European financial statements
------------------------------------

The functional currency of our European subsidiary is the Euro. In preparing our consolidated financial statements, we are required to translate assets and liabilities denominated in a non functional currency, mainly U.S. Dollars, to Euros on the books of our European subsidiary. This process results in exchange gains and losses depending on the changes in the Euro to U.S. Dollar exchange rate. Under the relevant accounting guidance, with the exception of gains and losses that are attributable to inter-company accounts which are long term in nature, we are obligated to include these gains and losses on our statement of operations, which we report in other income or expense under the description "foreign currency".

Results of operations-three month period ended December 31, 2004 compared to December 31,2003-continued
--------------------------

Critical Accounting Policies and Estimates-continued

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

Recent Accounting Pronouncements
--------------------------------

On December 15, 2004 , the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 123R "Share Based Payment" This statement requires the company to measure all employee stock based compensation, such as the options granted under the Company's stock options plans, using a fair value method and to recognize such expense in our

------------------------------------------

consolidated financial statements. The adoption of SFAS No. 123R will reduce the Company's net income, but will not affect the Company's cash flows. The statement is effective for interim or annual periods beginning after June 15, 2005.

The Company is evaluating the effect this statement will have on its operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
-------------------------------------------------------------------

For each of the past three fiscal years,  over 60 % of the Company's  sales were
generated   by  our   European   subsidiary   and  were:

     o    Invoiced in local currency-primarily the Euro

     o    Collected in local currency-primarily the Euro

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

We do not try to hedge against all possible foreign currency exposures because of the inherent difficulty in estimating the volatility of the Euro. The contracts we procure are specifically entered into to as a hedge against forecasted or existing or foreign currency exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, long term strengthening or weakening of the U.S. dollar against the Euro impacts our sales, our gross profit, operating income and retained earnings. Factors that could impact the effectiveness of our hedging program are:

-----------------------------------------------------------------------------

     o    volatility of the currency markets

     o    availability of hedging instruments

     o    accuracy of our inventory forecasts

Additionally, there is the risk that foreign exchange fluctuations will make our products less competitive in foreign markets, which would substantially reduce our sales.

As of December 31, 2004, we had foreign currency contracts outstanding of approximately $5,316,000 against the delivery of the Euro. The contracts expire through May 2005. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)". The Company recorded a deferred loss of $279,791 for the three months ended December 31, 2004. As of December 31, 2004, a deferred loss of $379,190, reflecting the cumulative mark to market loss of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

We use the average monthly forward contract exchange rate to translate our Euro denominated sales into our U.S. dollar reporting currency. For the three month period ending December 31, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in an increase in sales of $640,815. This sales increase is related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the three month period ending December 31, 2003, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales increase of $805,553.

Item 4. Controls and Procedures
-------------------------------

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Special Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project,"
"plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in our Annual Report on Form 10-K for the year ended September 30, 2004), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

PART II.  OTHER INFORMATION
----------------------------

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarized repurchases of our common stock under our stock repurchase program:

                                                                                                        Maximum
                                                                                 Total Number            Number
                                                  Total          Average           of Shares            of Shares
                                                 Number           Price           Purchased as         that May Yet
                                                of Shares        Paid per       Part of Publicly       Be Purchased
                  Period                        Purchased         Share          Announced Plan       Under the Plan
                  ------                        ---------         -----          --------------       --------------
Purchases as of  September 30, 2004               567,067        $ 2.79             567,067              282,933
October  1 to October 31                            5,000          3.49               5,000              277,933
                                                   -----           ----               -----              -------
Purchases as of  December 31, 2004                572,067        $ 2.80             572,067              277,933


On November 8, 1996, we approved a stock repurchase program. The program authorizes the Company to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997.

Item 6. Exhibits and Reports on Form 8-K

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




Date:  February 14, 2005             By    /s/ Kenneth Plotkin
       ------------------                  -------------------------------------
                                           KENNETH PLOTKIN
                                           Chief Executive Officer and Director


Date:  February 14, 2005              By   /s/ Gerald Tucciarone
       -----------------                   -------------------------------------
                                           GERALD TUCCIARONE
                                           Treasurer and Chief
                                           Financial Officer