Form 10-Q
period 2005-03-31
HAUPPAUGE DIGITAL INC
filed 2005-05-16
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number	1-13550

HAUPPAUGE DIGITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3227864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

91 Cabot Court, Hauppauge, New York 11788
(Address of principal executive offices)

(631) 434-1600
(Registrant’s telephone number, including area code )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No ___
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ____	No X

As of May 3, 2005, 9,493,011 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	Page No.

Condensed Consolidated Balance Sheets - March 31, 2005 (unaudited) and September 30, 2004 (audited)	5

Condensed Consolidated Statements of Income - Three Months ended March 31, 2005 (unaudited) and 2004 (unaudited)	6

Condensed Consolidated Statements of Income - Six Months ended March 31, 2005 (unaudited) and 2004 (unaudited)	7

Condensed Consolidated Statements of Other Comprehensive Income - Three and six months ended March 31, 2005 (unaudited) and 2004 (unaudited)	8

Condensed Consolidated Statements of Cash Flows - Six Months ended March 31, 2005 (unaudited) and 2004 (unaudited)	9

Notes to Condensed Consolidated Financial Statements	10 -17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18 -37

Item 3. Quantitative and Qualitative Disclosures about Market Risks	38-39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6. Exhibits	40

SIGNATURES	41

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (unaudited)	September 30, 2004 (audited	)
Assets:
Current Assets:
Cash and cash equivalents	$8,976,708	$8,661,589
Receivables, net of various allowances	16,832,937	13,593,907
Inventories	8,359,476	8,477,254
Prepaid expenses and other current assets	1,117,222	770,745
Total current assets	35,286,343	31,503,495
Property, plant and equipment, net	525,800	489,370
Security deposits and other non current assets	77,952	77,934
	$35,890,095	$32,070,799
Liabilities and Stockholders’ Equity:

Current Liabilities:
Accounts payable	$13,577,432	$13,243,966
Accrued expenses	4,650,351	4,256,970
Income taxes payable	263,871	242,438
Total current liabilities	18,491,654	17,743,374

Stockholders' Equity:
Common stock $.01 par value; 25,000,000 shares authorized, 10,091,496 and 9,759,465 issued, respectively	100,915	97,595
Additional paid-in capital	13,566,486	12,913,497
Retained earnings	4,016,290	1,925,135
Accumulated other comprehensive income	1,448,820	975,511
Treasury Stock, at cost, 602,067 and 567,067 shares	(1,734,070)	(1,584,313)
Total stockholders' equity	17,398,441	14,327,425
	$35,890,095	$32,070,799

 See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31,
	2005	2004

Net sales	$20,362,293	$16,804,283
Cost of sales	15,542,399	11,873,313
Gross profit	4,819,894	4,930,970

Selling, general and administrative expenses	3,326,814	3,223,769
Research & development expenses	631,437	444,390
Arbitration proceeding	-	206,250
Litigation proceeding	-	500,000
Income from operations	861,643	556,561

Other Income:
Interest income	3,150	1,397
Foreign currency	7,672	33,232
Other income	10,822	34,629
Income before taxes on income	872,465	591,190
Tax provision	45,000	46,800
Net income	$827,465	$544,390

Net income per share:
Basic	$0.09	$0.06
Diluted	$0.08	$0.06

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six months ended March 31,
	2005	2004

Net sales	$43,722,736	$35,034,581
Cost of sales	33,591,477	25,521,988
Gross profit	10,131,259	9,512,593

Selling, general and administrative expenses	6,753,870	6,344,385
Research & development expenses	1,188,967	854,664
Arbitration proceeding	-	206,250
Litigation proceeding	-	500,000
Income from operations	2,188,422	1,607,294

Other Income (expense):
Interest income	4,661	3,136
Foreign currency	(928)	21,899
Other Income	3,733	25,035
Income before taxes on income	2,192,155	1,632,329
Tax provision	101,000	95,079
Net income	$2,091,155	$1,537,250

Net income per share:
Basic	$0.22	$0.17
Diluted	$0.21	$0.16

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2005	2004
Net income	$827,465	$544,390
Forward exchange contracts marked to market	406,300	(16,483)
Foreign currency translation (loss)	(237,461)	(142,087)
Other comprehensive income	$996,304	$385,820

	Six months ended March 31,
	2005	2004
Net income	$2,091,155	$1,537,250
Forward exchange contracts marked to market	126,509	187,978
Foreign currency translation gain	346,800	707,882
Other comprehensive income	$2,564,464	$2,433,110

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2005	2004
Net income	$2,091,155	$1,537,250
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	109,084	121,054
Other non cash items	-	12,667
Changes in current assets and liabilities:
Accounts receivable	(2,765,721)	360,712
Inventories	117,778	(4,083,229)
Prepaid expenses and other current assets	(346,477)	(133,175)
Accounts payable and other current liabilities	748,262	2,831,962
Total adjustments	(2,137,074)	(890,009)
Net cash (used in) provided by operating activities	(45,919)	647,241

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(145,514)	(46,848)
Net cash used in investing activities	(145,514)	(46,848)

Cash Flows From Financing Activities:
Proceeds from employee stock purchases	656,309	96,569
Purchase of treasury stock	(149,757)	-
Net cash provided by financing activities	506,552	96,569
Net increase in cash and cash equivalents	315,119	696,962
Cash and cash equivalents, beginning of period	8,661,589	5,838,160
Cash and cash equivalents, end of period	$8,976,708	$6,535,122
Supplemental disclosures:
Income taxes paid	$171,027	$81,616

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2004 Form 10-K.

The operating results for the three month and six months period ended March 31, 2005 are not necessarily indicative of the results to be expected for the September 30, 2005 year end.

Note 2.	Receivables
Accounts and other receivables as of March 31, 2005 and September 30, 2004 consisted of:

	March 31,	September 30,
	2005	2004
Trade receivables	$11,294,094	$9,584,650
Receivable from contract manufacturers	7,895,471	6,568,968
GST and VAT taxes receivables	1,057,858	575,750
Allowances and reserves	(3,538,000)	(3,254,940)
Other	123,514	119,479
	$16,832,937	$13,593,907

Note 3.	Derivative Financial Instruments
For each of the past three fiscal years, over 60 % of the Company’s sales were generated by our European subsidiary and were:
•	Invoiced in local currency-primarily the Euro
•	Collected in local currency-primarily the Euro

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.	Derivative Financial Instruments - continued
On the supply side, since the Company predominantly deals with North American and Asian suppliers and contract manufacturers, approximately 75% of the Company’s inventory required to support the Company’s European sales are purchased and paid in U.S. Dollars.

The combination of sales billed in Euros supported by inventory purchased in U.S. dollars results in an absence of a natural local currency hedge. Consequently, the Company’s financial results are subject to market risks resulting from the fluctuations in the Euro to U.S. Dollar exchange rates.

The Company attempts to reduce these risks by entering into foreign exchange forward contracts with financial institutions. The purpose of these forward contracts is to hedge the foreign currency market exposures underlying the U.S. Dollar denominated inventory purchases required to support the Company’s European sales.

The Company does not try to hedge against all possible foreign currency exposures because of the inherent difficulty in estimating the volatility of the Euro. The contracts the Company procures are specifically entered into to as a hedge against forecasted or existing or foreign currency exposure. The Company does not enter into contracts for speculative purposes. Although the Company maintains these programs to reduce the short term impact of changes in currency exchange rates, long term strengthening or weakening of the U.S. dollar against the Euro impacts the Company’s sales, gross profit, operating income and retained earnings. Factors that could impact the effectiveness of the Company’s hedging program are:

•	volatility of the currency markets

•	availability of hedging instruments

•	accuracy of our inventory forecasts

Additionally, there is the risk that foreign exchange fluctuations will make our products less competitive in foreign markets, which would substantially reduce our sales.

As of March 31, 2005, the Company had foreign currency contracts outstanding of approximately $7,052,000 against the delivery of the Euro. The contracts expire through August 2005. The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. The Company recorded a deferred gain of $406,300 and $126,509 for the three and six months ended March 31, 2005. As of March 31, 2005,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.	Derivative Financial Instruments - continued

a deferred gain of $27,110 reflecting the cumulative mark to market loss of the Company’s derivatives, was recorded on the Company’s balance sheet as a component of accumulated other comprehensive income in our equity section.

The Company uses the average monthly forward contract exchange rate to translate our Euro denominated sales into the Company’s U.S. dollar reporting currency. For the three month and six month periods ended March 31, 2005, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in an increase in sales of $337,699 and $978,484, respectively. This sales increase is related to contracts that closed during these periods and the changes in the fair value of our derivative contracts.  For the three month and six month periods ended March 31, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales increase of $103,835 and $909,368, respectively.

Note 4.	Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	March 31, 2005	September 30, 2004
Component Parts	$2,924,801	$3,522,974
Finished Goods	5,434,675	4,954,280
	$8,359,476	$8,477,254

Note 5.	Net Income Per Share

Basic net income per share includes no dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share reflects, in the periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted net income per share is as follows:Basic net income per share includes no dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share reflects, in the periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted net income per share is as follows:

	Three Months Ended March 31,		Six months Ended March 31
	2005	2004	2005	2004
Weighted average shares outstanding-basic	9,460,702	8,901,734	9,368,428	8,891,135
Number of shares issued on the assumed exercise of stock options	640,468	848,173	630,977	684,964
Weighted average shares outstanding-diluted	10,101,170	9,749,907	9,999,405	9,576,099

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.	Net Income Per Share - continued

Options to purchase 88,109 and 120,513 shares of common stock, at prices ranging $5.25 to $ 10.06, were outstanding for the three month periods ending March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 91,878 and 228,905 shares of common stock, at prices ranging $5.25 to $ 10.06 and $3.88 to $10.06, respectively, were outstanding for the six month periods ending March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 6.	Accumulated other comprehensive income
The Euro is the functional currency of the Company’s European subsidiary, Hauppauge Digital Europe Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the spot exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales, which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of translating accounts at the spot, historical and average exchange rates results in foreign currency translation gains or losses. These translation gains or losses are recorded on the balance sheet under accumulated other comprehensive income.

The Company uses forward exchange contracts to reduce its exposure to fluctuations in foreign currencies. Mark to market gains and losses on these open contracts result from the difference between the USD value of the open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end spot rate. The Company qualifies for cash flow hedge accounting as prescribed under FAS 133, which allows the Company to record the mark to market gains and losses in the equity section of the Company’s balance sheet under accumulated other comprehensive income.

As of March 31, 2005, appearing in the equity section under “ Accumulated other comprehensive income” was a deferred gain of $1,448,820, which consisted of a deferred translation gain of $1,421,710 and a deferred gain of $27,110 due to the mark to market losses on the difference between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7.	Revenue Recognition

The Company sells through a sales channel which consist of retailers, distributors and original equipment manufacturers (OEM’s). The Company’s prices are fixed consistently over the entire sales channel. The product is shipped on open account with the majority of the Company’s customers given 30 day payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

The Company requires the customer to submit a purchase order to the Company. The price of the product and payment terms are fixed per the terms of the purchase order. Upon shipment of the order to the customer, the title to the goods is passed to the customer. The customer is legally obligated to pay for the order within the payment terms stated on the customer’s purchase order. The obligation to insure the products and the cost of any pilferage while in the customer’s possession is the responsibility of the customer. The Company’s retail products are typically stocked on the shelves of retailers, and is subject to the normal consumer traffic that retail stores attract. Aside from normal store promotions such as end-caps and advertisements in the store’s circular, the Company has no further obligation to assist in the resale of the product.

The Company offers it customers a right of return, but does not offer stock balancing. The Company’s accounting method complies with SFAS 48 as typically at the end of every quarter the Company, based on historical data, evaluates its sales reserve level based on the previous six months sales. Due to seasonal nature of the business coupled with the changing economic environment, management exercises some judgment with regard to the historical data to arrive at the reserve.

Note 8.	Product segment and Geographic Information

The Company offers several types of analog products. The Company’s WinTV® analog TV receivers allow PC users to watch television on their PC screen in a resizable window, and also enable recording of TV shows to a hard disk. The Company’s WinTV®-PVR TV personal video recorder products include hardware MPEG encoders, which improve the performance of TV recording and add instant replay and program pause functions, plus also enable the ‘burning’ of TV recordings onto DVD or CD media. The Company’s Eskape™ Labs products allow users of Apple®Macintosh® computers to watch television on their computer screen.

The Company offers three types of digital TV receivers. The Company’s WinTV® digital receivers can receive digital TV transmissions and display the digital TV show in a re-sizeable window on a user’s PC screen. The Company’s Digital Entertainment Center products (“DEC”) allow users to receive digital TV broadcasts and display the digital TV on either a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

TV set or a PC screen. Our MediaMVP™ product was designed to allow PC users to play digital media such as digital music, digital pictures and digital videos on a TV set via a home network. The Company’s products are either sold, or can be sold, by the same retailers and distributors in the Company’s marketing channel. The Company also sells product directly to OEM customers. The Company evaluates its product lines under the functional categories of analog and digital products. Sales by functional category are as follows:

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Product line sales
Analog sales	$16,362,392	$13,724,007	$34,753,380	$28,153,235
Digital sales	3,999,901	3,080,276	8,969,356	6,881,346
	$20,362,293	$16,804,283	$43,722,736	$35,034,581

The Company sells its products through an international network of distributors and retailers. Sales percent by geographic region are as follows:

	Three months ended March 31,		Six months ended March 31,
Sales percent by geographic region	2005	2004	2005	2004
United States	49%	33%	43%	29%
Europe	49%	65%	55%	70%
Asia	2%	2%	2%	1%
Total	100%	100%	100%	100%

Note 9.	Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded so long as the quoted market price of the stock at the date of the grant is equal to the exercise price.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation”, (“FAS 123”). The weighted average fair value of options outstanding during the three and six months ended March 31, 2005 and March 31, 2004 was $1.15 to $1.39 and $0.43, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended March 31, 2005 and March 31, 2004: risk-free interest rates of 4.25%, volatility factor of the expected market price of the Company’s Common Stock of 35%, assumed dividend yield of 0%, and a weighted-average expected life of the option of 5 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Under the accounting provisions of FAS 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	Three Months ended		Six Months ended
	March 31,		March 31
	2005	2004	2005	2004
Net income as reported	$ 827,465	$ 544,390	$ 2,091,155	$ 1,537,250
Deduct: Total stock-based employee compensation expense
determined under fair value method, net of related taxes	(8,924)	(24,788)	(17,848)	(49,576)
Pro forma net income	$ 818,541	$ 519,602	$ 2,073,307	$ 1,487,674

Net income per share - as reported:
Basic	$ 0.09	$ 0.06	$ 0.22	$ 0.17
Diluted	$ 0.08	$ 0.06	$ 0.21	$ 0.16
Net income per share - pro forma:
Basic	$ 0.09	$ 0.06	$ 0.22	$ 0.17
Diluted	$ 0.08	$ 0.06	$ 0.21	$ 0.16

Note 10.	Arrangements with Off-Balance Sheet Risk - Guarantees

FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, clarified the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. FIN 45 has the general effect of delaying recognition for a portion of the revenue for product sales that are accompanied by certain third-party guarantees. The financial statement recognition provisions became effective prospectively beginning January 1, 2003. The Company has not entered into any new guarantees and the Company has been released from the one guarantee it was subject to prior to February 17, 2004.

The Company occupies a facility located in Hauppauge New York which is used for its executive offices and for the testing, storage and shipping of the Company’s products. In February 1990, Hauppauge Computer Works, Inc., a wholly-owned subsidiary of the Company (“HCW”), entered into a lease (the “1990 Lease”), with Ladokk Realty Co., a real estate

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

partnership which is principally owned by Kenneth Plotkin, the Company’s Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing and the holder of approximately 8.8% of the Company’s Common Shares as of March 31, 2005, Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 5.9% of the Company’s Common Shares as of March 31, 2005 and Laura Aupperle, believed by the Company to be the holder of approximately 10.6% of the Compnay’s Common Shares, including Common Shares attributed to the Estate of Kenneth R. Aupperle. Ladokk Realty Co., LLC is the successor to Ladokk Realty Co. As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly, and subject to 5% annual increases effective February 1st of each year. The Company was also obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease. Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by us.

On February 17, 2004, HCW and Ladokk terminated the 1990 Lease and HCW entered into a new lease agreement with Ladokk Realty Co., LLC (the “2004 Lease”). The 2004 Lease term is for five years and terminates on February 16, 2009. The annual rent under the 2004 Lease is $360,000, payable monthly. The Company was also obligated to pay real estate taxes and operating costs of maintaining the premises subject to such lease. Concurrently with the new lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require HCW to sign a guarantee. Accordingly, the Company no longer guarantee the landlord’s mortgages.

The Company’s Audit Committee is in the process of evaluating the 2004 Lease.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations Three Month Period ended March 31, 2005 Compared to March 31, 2004

Results of operations for the three months ended March 31, 2005 compared to March 31, 2004 are as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	3/31/05	3/31/04		$2005	2004	Variance

Net sales	$20,362,293	$16,804,283	$3,558,010	100.0%	100.0%	-
Cost of sales	15,542,399	11,873,313	3,669,086	76.33%	70.66%	5.67%
Gross profit	4,819,894	4,930,970	(111,076)	23.67%	29.34%	- 5.67%
Gross profit %	23.67%	29.34%	-5.67%

Costs:
Sales & marketing	2,350,422	2,041,614	308,808	11.54%	12.15%	-0.61%
Technical support	124,417	107,489	16,928	0.61%	0.64%	-0.03%
General & administrative	851,975	1,074,666	(222,691)	4.18%	6.40%	-2.22%
Total selling, general and administrative costs	3,326,814	3,223,769	103,045	16.33%	19.19%	-2.86%
Research & development	631,437	444,390	187,047	3.10%	2.64%	0.46%
Total operating costs	3,958,251	3,668,159	290,092	19.43%	21.83%	-2.40%
Net operating income before litigation and arbitration	861,643	1,262,811	(401,168)	4.24%	7.51%	-3.27%
Arbitration and litigation items:
Arbitration proceeding	-	206,250	(206,250)	0.00%	1.23%	-1.23%
Litigation proceeding	-	500,000	(500,000)	0.00%	2.98%	-2.98%
Net operating income	861,643	556,561	305,082	4.24%	3.30%	0.94%
Other income
Interest income	3,150	1,397	1,753	0.02%	0.01%	0.01%
Foreign currency	7,672	33,232	(25,560)	0.04%	0.20%	-0.16%
Total other income	10,822	34,629	(23,807)	0.06%	0.21%	-0.15%
Income before taxes	872,465	591,190	281,275	4.30%	3.51%	0.79%
Taxes on income	45,000	46,800	(1,800)	0.22%	0.28%	-0.06%
Net income	$827,465	$544,390	$283,075	4.08%	3.23%	0.85%

Results of operations-three month period ended March 31, 2005 compared to March 31, 2004-continued

Net sales for the three months ended March 31, 2005 increased $3,558,010 over the three months ended March 31, 2004 as shown in the table below.

Location	Three Months Ended 3/31/05	Three Months Ended 3/31/04	Increase (Decrease) Dollar Variance	Increase (Decrease) Variance %	Sales by Geographic region
					2005	2004
Domestic	$10,031,697	$ 5,603,577	$ 4,428,120	79%	49%	33%
Europe	9,908,999	10,983,449	(1,074,450)	-10%	49%	65%
Asia	421,597	217,257	204,340	94%	2%	2%
Total	$ 20,362,293	$ 16,804,283	$ 3,558,010	21%	100%	100%
 The primary factors contributing to the sales increase were:

•	Increased volume of WinTV-PVR-150 OEM sales

•	Stronger demand for retail WinTV-PVR-150/350/500 products

•	Increased digital TV product sales

•	Increased WinTV-PVR-USB2 sales due to introduction of lower cost model

•
Increase in the average Euro to USD contract rate of about 1.50% (1.2545 versus 1.2359) for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, which yielded higher converted Euro to USD sales

The sales increases were offset by the following negative trends:

•	Decrease in WinTV PCI analog product sales

•	Decrease in WinTV-USB 1.1 sales

•	Decrease in MediaMVP sales

Net sales to domestic customers were 49% of net sales for the three months ended March 31, 2005 compared to 33% for the three months ended March 31, 2004. Net sales to European customers were 49% of net sales compared to 65% for the same period of last year. Net sales to Asian customers were 2% for the three months ended March 31, 2005 and 2004, respectively.

Gross profit decreased $111,076 for the three months ended March 31, 2005 compared to the prior year’s second quarter.

Results of operations-three month period ended March 31, 2005 compared to March 31, 2004-continued

The increases and (decreases) in the gross profit are detailed below:

Increase (decrease)
Due to increased sales	$1,307,524
Gross profit changes due to product sales mix	(425,887)
Effect on gross profit due to lower margin OEM sales	(553,972)
Due to increases in labor related and other costs	(438,741)
Total increase in gross profit	$(111,076)

Gross profit percentage for the three months ended March 31, 2005 was 23.67% compared to 29.34% for the three months ended March 31, 2004, a decrease of 5.67%.

The increases and (decreases) in the gross profit percent are detailed below:

Increase (decrease)
Gross profit changes due to product sales mix	(2.09)%
Effect on gross profit due to lower margin OEM sales	(2.09)%
Labor related and other costs	(0.86)%
Net decrease in gross profit %	(5.67)%

The decrease in the gross profit percent of 5.67 % for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to:

•	Sales growth of OEM product sales. Gross profit for OEM products is lower than our retail products.

•	Sales mix of retail sales with lower gross profit compared to last year’s second quarter.

•
Labor related and other costs contributed to a 0.86% decrease in gross profit percent compared to three months ended March 31, 2004. The increase in labor related and other costs of 35.26% exceeded the increase in net sales of 21.17%.

The chart below illustrates the components of selling, general and administrative expenses:

Three months ended March 31,
Dollar Costs			Percentage of Sales
	2005	2004	Increase	2005	2004	Increase
			(Decrease)			(Decrease)
Sales and marketing	$ 2,350,422	$ 2,041,614	$ 308,808	11.54%	12.15%	-0.61%
Technical support	124,417	107,489	16,928	0.61%	0.64%	-0.03%
General and administrative	851,975	1,074,666	(222,691)	4.18%	6.40%	-2.22%
Total	$ 3,326,814	$ 3,223,769	$ 103,045	16.33%	19.19%	-2.86%

Results of operations-three month period ended March 31, 2005 compared to March 31, 2004-continued

Selling, general and administrative expenses increased $103,045 from the prior year’s second quarter. As a percentage of sales, selling, general and administrative expenses decreased by 2.86% when compared to the three months ended March 31, 2004.

The increase in sales and marketing expense of $308,808, was mainly due to:

•
Increases caused by the strengthening of the Euro to the U.S dollar of $64,342, which accounted for about 20.8% of the total increase. The average Euro to USD conversion rate was $1.3103 for the three months ended March 31, 2005 compared to $1.2512 for the three months ended March 31, 2004

•	Higher advertising expenses of $73,914

•	Increased commission expense of $44,179 due to higher sales

•	Increased compensation due to additional outside sales persons of $44,142

•	Increased European sales office costs of $37,582

•	Increased product promotion costs of $19,673

The decrease in general and administrative expenses of $222,691 was primarily due to:

•	Lower executive compensation of $ 31,631, mainly due to vacant Officer’s position

•	Lower legal fees of$274,629 as a result of completion of arbitration and litigation

•	Higher Directors fees of $45,382

•	Higher consulting fees of $12,500 due to start of 404 Compliance work

•	Higher European tax compliance and accounting items of $18,972

Research and development expenses increased $187,047. The increase was mainly due to

•	The new research and development facility in Taiwan, which began operations during March 2004

•	Higher compensation costs of $74,927 due to the hiring of additional engineers

•	Increased program development costs of $57,613 due to higher volume of new product and product enhancement programs

Results of operations-three month period ended March 31, 2005 compared to March 31, 2004-continued

Arbitration Proceeding

In November 2002, the estate of Kenneth Aupperle ("Estate") filed a demand for arbitration against us with the American Arbitration Association. The Estate claimed certain property rights and interest in us, amounts due and owing to the Estate based on various corporate agreements with the late Mr. Aupperle and certain insurance policies. The Estate was seeking to recover a minimum of $2.5 million in damages, fees and expenses.

The arbitration proceeding was heard before a New York arbitration panel. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250 in relation to certain stock options. No fees or expenses were awarded. We accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award.

Litigation Proceeding

In March 2002, Polywell International, Inc. ("Polywell"), a supplier of cables to us, commenced an action seeking $339,520 in damages plus exemplary damages, attorney's fees, costs and interest with relation to certain unpaid invoices. We paid these invoices to the sales representative, who subsequently failed to forward the payments to Polywell. We had dealt with this sales representative over a number of years, who also represented himself as Polywell's payment and collection agent.

The case went to trial and was heard before a jury in the United States District Court in the Northern District of Texas, Dallas Division. Since we had dealt with the said sales representative for several years with respect to all purchasing and payment issues, we believed that paying the invoices to this sales representative was tantamount to paying Polywell. The jury however ruled in favor of Polywell and the court granted Polywell a judgment against us, awarding an amount of $339,520 to Polywell. In addition, we were obligated to pay Polywell's attorney’s fees and interest. We accrued a charge of $500,000 in the second quarter of fiscal year 2004 to cover the award.

Other income

Net other income for the three months ended March 31, 2005 was $10,822 compared to net other income of $34,629 for the three months ended March 31, 2004 as detailed below:

	Three months ended March 31,
	2005	2004
Interest income	$3,150	$1,397
Foreign currency transaction gains	7,672	33,232
Total other income	$10,822	$34,629

Results of operations-three month period ended March 31, 2005 compared to March 31, 2004-continued

Re-measurement of accounts denominated in currencies other than the Euro
We follow the rules prescribed in paragraph 16 of SFAS 52 "Foreign Currency Translation", which states that accounts denominated in a currency other than an entity’s functional currency, excluding inter-company accounts which are long term in nature, need to be re-measured into the entity’s functional currency, and any gain or loss from this re-measurement are included in the determination of net income and are booked as a component of other income (loss) under the description “foreign currency”.

Accumulated other comprehensive income (loss)

The Euro is the functional currency of our European subsidiary, Hauppauge Digital Europe Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro denominated accounts on HDE Sarl’s books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. We had a translation gain of $1,074,910 recorded on the balance sheet as of September 30, 2004. For the six months ended March 31, 2005, we recorded on the balance sheet deferred translation gains $346,800 resulting in a translation gain of $1,421,710 recorded as a component of accumulated other comprehensive income as of March 31, 2005.

We use forward exchange contracts to reduce our exposure to fluctuations in foreign currencies. Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate. We qualify for cash flow hedge accounting as prescribed under SFAS 133, which allows us to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income. We had mark to market losses of $99,399 recorded on the balance sheet as of September 30, 2004. For the six months ended March 31, 2005, we recorded, as component of other comprehensive income, a mark to market gain of $126,509, resulting in a mark to market gain of $27,110 for contracts open as of March 31, 2005.

Results of operations-three month period ended March 31, 2005 compared to March 31, 2004-continued

As stated above, accumulated other comprehensive income (loss) consists of two components:

•	Translations gains and losses

•	FAS 133 mark to market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):

Accumulated other comprehensive income	Balance as of Sept. 30, 2004	October 2004 to March 2005 Gains	Balance as of March 31, 2005
Translation gains	$1,074,910	$346,800	$1,421,710
FAS 133 mark to market adjustments	(99,399)	126,509	27,110
	$975,511	$473,309	$1,448,820

Tax provision
Our net tax provision for the three months ended March 31, 2005 and 2004 is as follows:

Three months ended March 31,
	2005	2004
Tax attributable to U.S operations	$176,000	$(360,800)
Tax expense European operations	30,000	39,300
State taxes	15,000	7,500
Deferred tax asset valuation allowance	-	360,800
Net operating loss utilization	(176,000)	-
Net tax provision	$45,000	$46,800

 For the last five fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of March 31, 2005, and although our domestic operation reported a profit for the three months ended March 31, 2005, due to the seasonal nature of the business it is uncertain at this time whether our domestic operation will have a profit for the full year. It light of this, we did not make any adjustments to our valuation allowance for the quarter ended March 31, 2005.

As a result of all of the above items mentioned in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $827,465, for the three months ended March 31, 2005, which resulted in basic net income per share of $0.09 and diluted net income per share of $0.08 on weighted average basic and diluted shares of 9,460,702 and 10,101,170, respectively, compared to a net income of $544,390 for the three months ended March 31, 2004, which resulted in basic and diluted net income per share of $0.06 on weighted average basic and diluted shares of 8,901,734 and 9,749,907, respectively.

Results of operations-three month period ended March 31, 2005 compared to March 31, 2004-continued

Options to purchase 88,109 and 120,513 shares of common stock at prices ranging $5.25 to $ 10.06, were outstanding for the three month periods ending March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Management's Discussion and Analysis of Financial Condition and Results of Operations Six Month Period ended March 31, 2005 Compared to March 31, 2004

Results of operations for the six months ended March 31, 2005 compared to March 31, 2004 are as follows:

	Six	Six
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	3/31/04	3/31/04		$2005	2004	Variance

Net sales	$43,722,736	$35,034,581	$8,688,155	100.0%	100.0%	-
Cost of sales	33,591,477	25,521,988	8,069,489	76.83%	72.85%	3.98%
Gross profit	10,131,259	9,512,593	618,666	23.17%	27.15%	-3.98%
Gross profit %	23.17%	27.15%	-3.98%

Costs:
Sales & marketing	4,782,013	4,167,323	614,690	10.94%	11.89%	-0.95%
Technical support	244,742	215,944	28,798	0.56%	0.62%	-0.06%
General & administrative	1,727,115	1,961,118	(234,003)	3.95%	5.60%	-1.65%
Total selling, general and administrative costs	6,753,870	6,344,385	409,485	15.45%	18.11%	-2.66%
Research & development	1,188,967	854,664	334,303	2.72%	2.44%	0.28%
Total operating costs	7,942,837	7,199,049	743,788	18.17%	20.55%	-2.38%
Net operating income before litigation and arbitration	2,188,422	2,313,544	(125,122)	5.00%	6.60%	-1.60%
Arbitration and litigation items:
Arbitration proceeding	-	206,250	(206,250)	0.00%	0.59%	-0.59%
Litigation proceeding	-	500,000	(500,000)	0.00%	1.43%	-1.43%
Net operating income	2,188,422	1,607,294	581,128	5.00%	4.58%	0.42%
Other income (expense)
Interest income	4,661	3,136	1,525	0.01%	0.01%	0.00%
Foreign currency	(928)	21,899	(22,827)	0.00%	0.06%	-0.06%
Total other income (expense)	3,733	25,035	(21,302)	0.01%	0.07%	-0.06%
Income before taxes	2,192,155	1,632,329	559,826	5.01%	4.65%	0.36%
Taxes on income	101,000	95,079	5,921	0.23%	0.27%	-0.04%
Net income	$2,091,155	$1,537,250	$553,905	4.78%	4.38%	0.40%

Results of operations-six month period ended March 31, 2005 compared to March 31, 2004-continued

Net sales for the six months ended March 31, 2005 increased $8,688,155 compared to the six months ended March 31, 2004 as shown on the table below.

Location	Six Months Ended 3/31/05	Six Months Ended 3/31/04	Increase (Decrease) Dollar Variance	Increase (Decrease) Variance %	Sales by Geographic region
					2005	2004
Domestic	$ 18,885,272	$ 9,956,307	$ 8,928,965	90%	43%	29%
Europe	24,058,482	24,610,163	(551,681)	-2%	55%	70%
Asia	778,982	468,111	310,871	66%	2%	1%
Total	$ 43,722,736	$ 35,034,581	$ 8,688,155	25%	100%	100%

The primary factors contributing to the sales increase were:

•	Increased volume of WinTV-PVR-150 OEM sales

•	Stronger demand for retail WinTV-PVR-150/350/500 products

•	Increased WinTV-PVR-USB2 sales due to introduction of lower cost model

•	Increased DEC sales to UK and German customers

•	Increased Digital Video Satellite sales

•	Introduction of Portable MediaMVP portable media player in Europe

•
Increase in the average Euro to USD contract rate of about 5.92% (1.2372 versus 1.1681) for the six months ended March 31, 2005 compared to the six months ended March 31, 2004, which yielded higher converted Euro to USD sales

The sales increases were offset by the following negative trends:

•	Decrease in WinTV PCI analog product sales

•	Decrease in MediaMVP sales compared with the year ago period which included the initial product rollout shipments to retailers and distributors

•	Decrease in USB 1.1 analog sales

Net sales to domestic customers were 43% of net sales for the six months ended March 31, 2005 compared to 29% for the six months ended March 31, 2004. Net sales to European customers were 55% of net sales compared to 70% for the same period of last year. Net sales to Asian customers were 2% and 1% for the six months ended March 31, 2005 and 2004.

Results of operations-six month period ended March 31, 2005 compared to March 31, 2004-continued

Gross profit increased $618,666 for the six months ended March 31, 2005 compared to the prior year. The increases and (decreases) in the gross profit are detailed below:

Increase
(decrease)
Due to increased sales	$ 3,009,014
Gross profit changes due to product sales mix	(936,168)
Effect on gross profit due to lower margin OEM sales	(780,530)
Due to increases in labor related and other costs	(673,650)
Total increase in gross profit	$ 618,666

 Gross profit percentage for the six months ended March 31, 2005 was 23.17% compared to 27.15% for the six months ended March 31, 2004, a decrease of 3.98%.

The increases and (decreases) in the gross profit percent are detailed below:

Increase (decrease)
Gross profit changes due to retail product sales mix	(2.15)%
Effect on gross profit due to lower margin OEM sales	(1.78)%
Labor related and other costs	(0.05)%
Net decrease in gross profit %	(3.98)%

The decrease in the gross profit percent of 3.98 % for the six months ended March 31, 2005 compared to the six months ended March 31, 2004 was primarily due to:

•	Sales growth of OEM product sales. Gross profit for OEM products is lower than our retail products, but do not require the sales, promotion and customer support required of our retail sales.

•	Sales mix of retail sales with lower gross profit compared to last year’s second quarter.

•
Labor related and other costs contributed to a 0.05% decrease in gross profit percent compared to six months ended March 31, 2004. The increase in labor related and other costs of 25.70% exceeded the increase in net sales of 24.80%.

Results of operations-six month period ended March 31, 2005 compared to March 31, 2004-continued

The chart below illustrates the components of selling, general and administrative expenses:

Six months ended December 31,
Dollar Costs		Percentage of Sales
	2005	2004	Increase Decrease)	2005	2004	Increase (Decrease)
Sales and marketing	$ 4,782,013	$4,167,323	$614,690	10.94%	11.89%	-0.95%
Technical support	244,742	215,944	28,798	0.56%	0.62%	-0.06%
General and administrative	1,727,115	1,961,118	(234,003)	3.95%	5.60%	-1.65%
Total	$ 6,753,870	$ 6,344,385	$ 409,485	15.45%	18.11%	-2.66%

Selling, general and administrative expenses increased $409,485 from the prior year. As a percentage of sales, selling, general and administrative expenses decreased by 2.66% when compared to the six months ended March 31, 2004.

The increase in sales and marketing expense of $614,690, was mainly due to:

•
Increases caused by the strengthening of the Euro to the U.S dollar of $194,396, which accounted for about 43.2% of the total increase. The average Euro to USD conversion rate was $1.3035 for the six months ended March 31, 2005 compared to $1.2211 for the six months ended March 31, 2004

•	Higher advertising expenses of $179,465 due to higher sales based co-operative advertising

•	Increased commission expense of $115,261 due to higher sales

•	Increased compensation due to additional outside sales person and outside sales reps of $115,131

The decrease in general and administrative expenses of $234,003 was primarily due to:

•	Lower executive compensation of $ 64,892, mainly due to vacant Officer’s position

•	Lower legal fees of $332,652 as a result of completion of arbitration and litigation

•	Higher Directors fees of $73,705

•	Higher consulting fees of $36,000 due to start of 404 Compliance work and Transfer Price study

•	Higher European tax compliance and accounting items of $35,976

Research and development expenses increased $334,303. The increase was mainly due to

Results of operations-six month period ended March 31, 2005 compared to March 31, 2004-continued

•	Higher compensation $87,660 attributable to the research and development facility in Taiwan, which began operations during March 2004

•	Higher compensation costs of $130,063 due to additional engineers

•	Increased program development costs of $78,569 due to higher volume of new product and product enhancement programs

Other income (expense)
Net other income for the six months ended March 31, 2005 was $3,733 compared to net other income of $25,035 for the six months ended March 31, 2004 as detailed below:

Six months ended March 31,
	2005	2004
Interest income	$4,661	$3,136
Foreign currency transaction gains (losses)	(928)	21,899
Total other income	$3,733	$25,035

Arbitration Proceeding

In November 2002, the estate of Kenneth Aupperle ("Estate") filed a demand for arbitration against us with the American Arbitration Association. The Estate claimed certain property rights and interest in us, amounts due and owing to the Estate based on various corporate agreements with the late Mr. Aupperle and certain insurance policies. The Estate was seeking to recover a minimum of $2.5 million in damages, fees and expenses.

The arbitration proceeding was heard before a New York arbitration panel. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250 in relation to certain stock options. No fees or expenses were awarded. We accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award.

Litigation Proceeding

In March 2002, Polywell International, Inc. ("Polywell"), a supplier of cables to us, commenced an action seeking $339,520 in damages plus exemplary damages, attorney's fees, costs and interest with relation to certain unpaid invoices. We paid these invoices to the sales representative, who subsequently failed to forward the payments to Polywell. We had dealt with this sales representative over a number of years, who also represented himself as Polywell's payment and collection agent.

Results of operations-six month period ended March 31, 2005 compared to March 31, 2004-continued

The case went to trial and was heard before a jury in the United States District Court in the Northern District of Texas, Dallas Division. Since we had dealt with the said sales representative for several years with respect to all purchasing and payment issues, we believed that paying the invoices to this sales representative was tantamount to paying Polywell. The jury, however, ruled in favor of Polywell and the court granted Polywell a judgment against us, awarding an amount of $339,520 to Polywell. In addition, we were obligated to pay Polywell's attorney’s fees and interest.

We accrued a charge of $500,000 in the second quarter of fiscal year 2004 to cover the award.

Re-measurement of accounts denominated in currencies other than the Euro
We follow the rules prescribed in paragraph 16 of SFAS 52 "Foreign Currency Translation", which states that accounts denominated in a currency other than an entity’s functional currency, excluding inter-company accounts which are long term in nature, need to be re-measured into the entity’s functional currency, and any gain or loss from this re-measurement are included in the determination of net income and are booked as a component of other income (loss) under the description “foreign currency”.

Accumulated other comprehensive income (loss)

The Euro is the functional currency of our European subsidiary, Hauppauge Digital Europe Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro denominated accounts on HDE Sarl’s books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. We had a translation gain of $1,074,910 recorded on the balance sheet as of September 30, 2004. For the six months ended March 31 2005, we recorded on the balance sheet deferred translation gains $346,800 resulting in a translation gain of $1,421,710 recorded as a component of accumulated other comprehensive income as of March 31, 2005.

We use forward exchange contracts to reduce our exposure to fluctuations in foreign currencies. Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate. We qualify for cash flow hedge accounting as prescribed under SFAS 133, which allows us to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income. We had mark to market

Results of operations-six month period ended March 31, 2005 compared to March 31, 2004-continued

losses of $99,399 recorded on the balance sheet as of September 30, 2004. For the six months ended March 31, 2005, we recorded, as component of other comprehensive income, a mark to market gain of $126,509, resulting in a mark to market gain of $27,110 for contracts open as of March 31, 2005.

As stated above, accumulated other comprehensive income (loss) consists of two components:

•	Translations gains and losses

•	FAS 133 mark to market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):

Accumulated other comprehensive income	Balance as of Sept. 30, 2004	October 2004 to March 2005 Gains	Balance as of March 31, 2005
Translation gains	$1,074,910	$346,800	$1,421,710
FAS 133 mark to market adjustments	(99,399)	126,509	27,110
	$975,511	$473,309	$1,448,820

Tax provision
Our net tax provision for the six months ended March 31, 2005 and 2004 is as follows:

Six months ended March 31,
	2005	2004
Tax attributable to U.S operations	$303,000	$(434,100)
Tax expense European operations	71,000	80,079
State taxes	30,000	15,000
Deferred tax asset valuation allowance	-	434,100
Net operating loss utilization	(303,000)	-
Net tax provision	$101,000	$95,079

For the last five fiscal years, our domestic operation has incurred losses. We analyzed the future realization of our deferred tax assets as of March 31, 2005, and although our domestic operation reported a profit for the six months ended March 31, 2005, due to the seasonal nature of the business it is uncertain at this time whether our domestic operation will have a profit for the full year. It light of this, we did not make any adjustments to our valuation allowance for the six months ended March 31, 2005.

Results of operations-six month period ended March 31, 2005 compared to March 31, 2004-continued

As a result of all of the above items mentioned in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $2,091,155, for the six months ended March 31, 2005, which resulted in basic net income per share of $0.22 and diluted net income per share of $0.21 on weighted average basic and diluted shares of 9,368,428 and 9,999,405, respectively, compared to a net income of $1,537,250 for the six months ended March 31, 2004, which resulted in basic net income per share of $0.17 and diluted net income per share of $0.16 on weighted average basic and diluted shares of 8,891,135 and 9,576,099, respectively.

Options to purchase 91,878 and 228,905 shares of common stock at prices ranging $5.25 to $ 10.06 and $3.88 to $10.06, respectively, were outstanding for the six month periods ending March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature of our retail sales.

Liquidity and Capital Resources
Our cash, working capital and stockholders’ equity position as of March 31, 2005 and September 30, 2004 is set forth below:

	March 31, 2005	September 30, 2004

Cash	$8,976,708	$8,661,589
Working Capital	16,794,689	13,760,121
Stockholders’ Equity	17,398,441	14,327,425

We had cash and cash equivalents as of March 31, 2005 of $8,796,708, an increase of $315,119 from September 30, 2004.
The increase in cash was due to:

Results of operations-six month period ended March 31, 2005 compared to March 31, 2004-continue

Sources of cash:

Net income adjusted for non cash items	$2,200,239
Increase in accounts payable other current liabilities	748,262
Proceeds from employee stock purchases	656,309
Decrease in inventories	117,778
Less cash used for:
Increase in accounts receivable	(2,765,721)
Increase in prepaid expenses and other current assets	(346,477)
Capital equipment purchases	(145,514)
Purchase of treasury stock	(149,757)
Net cash increase	$315 119

Net cash of $45,919 used in operating activities was primarily due to a increases in accounts receivable and prepaid expenses and other current assets of $2,765,721 and $346,477, respectively. The increase in receivables is the result of higher fiscal 2005 second quarter sales compared to the sales of fourth quarter of fiscal 2004. These uses of cash was offset by net income adjusted for non cash items of $2,200,239, a decrease in inventory of $117,778 and an increase in accounts payable and other current liabilities of $748,262.

Cash of $145,514 and $149,757 was used to purchase fixed assets and repurchase treasury stock. Proceeds from the stock purchased by employees through the exercise of options and the employee stock purchase plan provided additional cash of $656,309.

On November 8, 1996, we approved a stock repurchase program. The program, as amended, authorizes us to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of March 31, 2005, we held 602,067 treasury shares purchased for $1,734,070 at an average purchase price of approximately $2.88 per share.

We believe that our cash and cash equivalents as of March 31, 2005 and our internally generated cash flow will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual Obligations
The following table shows our contractual obligations related to lease obligations as of March 31, 2005:

Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$ 1,490,741	$ 535,797	$ 729,944	$ 225,000

Results of operations-six month period ended March 31, 2005 compared to March 31, 2004-continued

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:

•	Revenue Recognition

•	Management’s estimates

•	Hedging program for European subsidiary inventory purchases denominated in U.S. dollars

•	Translation of assets and liabilities denominated in non functional currencies on our European financial statements

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

Management’s Estimates

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

Results of operations-six month period ended March 31, 2005 compared to March 31, 2004-continued

Hedging program for sales denominated in a foreign currency

For each of the past three fiscal years, over 60 % of our sales were generated by our European subsidiary and were:

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

Results of operations-six month period ended March 31, 2005 compared to March 31, 2004-continued

Translation of assets and liabilities denominated in non functional currencies on our European financial statements

The functional currency of our European subsidiary is the Euro. In preparing our consolidated financial statements, we are required to translate assets and liabilities denominated in a non functional currency, mainly U.S. Dollars, to Euros on the books of our European subsidiary. This process results in exchange gains and losses depending on the changes in the Euro to U.S. Dollar exchange rate. Under the relevant accounting guidance, with the exception of gains and losses that are attributable to inter-company accounts which are long term in nature, we are obligated to include these gains and losses on our statement of operations, which we report in other income or expense under the description “foreign currency”.
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

Results of operations-six month period ended March 31, 2005 compared to March 31, 2004-continued

We handled the conversion to the Euro without any material disruptions to our operations.

Recent Accounting Pronouncements

On December 15, 2004 , the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123R “Share Based Payment” This statement requires us to measure all employee stock based compensation, such as the options granted under our stock options plans, using a fair value method and to recognize such expense in our consolidated financial statements. The adoption of SFAS No. 123R will reduce our net income, but will not affect our cash flows. The statement is effective as of the beginning of our fiscal yea r ending September 30, 2006.

We are evaluating the effect this statement will have on its operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

For each of the past three fiscal years, over 60 % of our sales were generated by our European subsidiary and were:

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

Results of operations-six month period ended March 31, 2005 compared to March 31, 2004-continued

Item 3.	Quantitative and Qualitative Disclosures about Market Risks - continued

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

As of March 31, 2005, we had foreign currency contracts outstanding of approximately $7,052,000 against the delivery of the Euro. The contracts expire through August 2005. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. We recorded a deferred gain of $406,300 and $126,509 for the three and six months ended March 31, 2005. As of March 31, 2005, a deferred gain of $27,110 reflecting the cumulative mark to market loss of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

We use the average monthly forward contract exchange rate to translate our Euro denominated sales into our U.S. dollar reporting currency. For the three month and six month periods ended March 31, 2005, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in an increase in sales of $337,699 and $978,484, respectively. This sales increase is related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts.  For the three month and six month periods ended March 31, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales increase of $103,835 and $909,368, respectively.

Results of operations-six month period ended March 31, 2005 compared to March 31, 2004-continued

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the six months and fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 1996, we approved a stock repurchase program. The program authorizes us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - continued

The table below summarized repurchases of our common stock under our stock repurchase program:

				Maximum
			Total Number	Number
	Total	Average	of Shares	of Shares
	Number	Price	Purchased as	that May Yet
	of Shares	Paid per	Part of Publicly	Be Purchased
Period	Purchased	Share	Announced Plan	Under the Plan
Purchases as of September 30, 2004	567,067	$2.79	567,067	282,933
October 1 to October 31, 2004	5,000	3.49	5,000	277,933
February 1 to February 28, 2005	20,000	4.57	20,000	257,933
March 1 to March 31, 2005	10,000	4.08	10,000	247,933
Purchases as of March 31, 2005	602,067	$2.88	602,067	247,933

Item 6.	Exhibits

(c)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUPPAUGE DIGITAL, INC.
Registrant

Date: May 13, 2005	By:	/s/ Kenneth Plotkin
KENNETH PLOTKIN
Title: Chief Executive Officer and Director

Date: May 13, 2005	By:	/s/ Gerald Tucciarone
GERALD TUCCIARONE
Title: Treasurer and Chief Financial Officer