Form 10-Q
period 2005-06-30
HAUPPAUGE DIGITAL INC
filed 2005-08-12
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number     1-13550

HAUPPAUGE DIGITAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3227864
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

91 Cabot Court, Hauppauge, New York 11788
(Address of principal executive offices)

(631) 434-1600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒       No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐       No  ☒

As of August 8, 2005, 9,499,669 shares of .01 par value Common Stock of the registrant were outstanding, not including treasury shares.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	September 30, 2004
	(unaudited)	(audited)
Assets:

Current Assets:
Cash and cash equivalents	$7,448,615	$8,661,589
Receivables, net of various allowances	12,745,618	13,593,907
Inventories	11,583,911	8,477,254
Prepaid expenses and other current assets	1,249,053	770,745
Total current assets	33,027,197	31,503,495

Property, plant and equipment, net	554,565	489,370
Security deposits and other non current assets	80,332	77,934
	$33,662,094	$32,070,799

Liabilities and Stockholders’ Equity :

Current Liabilities:
Accounts payable	$11,343,991	$13,243,966
Accrued expenses	4,926,167	4,256,970
Income taxes payable	182,516	242,438
Total current liabilities	16,452,674	17,743,374

Stockholders’ Equity:
Common stock $.01 par value; 25,000,000 shares authorized, 10,102,078 and 9,759,465 issued, respectively	101,021	97,595
Additional paid-in capital	13,586,609	12,913,497
Retained earnings	4,176,259	1,925,135
Accumulated other comprehensive income	1,102,433	975,511
Treasury Stock, at cost, 607,267 and 567,067 shares	(1,756,902)	(1,584,313)
Total stockholders’ equity	17,209,420	14,327,425
	$33,662,094	$32,070,799

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,
	2005	2004

Net sales	$19,372,783	$13,794,292
Cost of sales	14,980,624	10,236,138
Gross profit	4,392,159	3,558,154

Selling, general and administrative expenses	3,582,726	2,928,064
Research & development expenses	655,588	512,606
Litigation proceeding	—	(73,000)
Income from operations	153,845	190,484

Other Income:
Interest income	3,366	1,237
Foreign currency	19,917	60
Other income	23,283	1,297
Income before taxes on income	177,128	191,781
Tax provision	17,156	23,144
Net income	$159,972	$168,637

Net income per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Nine months ended June 30,
	2005	2004

Net sales	$63,095,519	$48,828,873
Cost of sales	48,572,102	35,758,126
Gross profit	14,523,417	13,070,747

Selling, general and administrative expenses	10,336,598	9,272,449
Research & development expenses	1,844,555	1,367,270
Arbitration proceeding	—	206,250
Litigation proceeding	—	427,000
Income from operations	2,342,264	1,797,778

Other Income :
Interest income	8,027	4,373
Foreign currency	18,989	21,959
Other Income	27,016	26,332
Income before taxes on income	2,369,280	1,824,110
Tax provision	118,156	118,223
Net income	$2,251,124	$1,705,887

Net income per share:
Basic	$0.24	$0.19
Diluted	$0.23	$0.18

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,
	2005	2004
Net income	$159,972	$168,637
Forward exchange contracts marked to market	182,258	26,138
Foreign currency translation (loss)	(528,645)	(241,751)
Other comprehensive (loss)	$(186,415)	$(46,976)

	Nine months ended June 30,
	2005	2004
Net income	$2,251,124	$1,705,887
Forward exchange contracts marked to market	308,767	214,116
Foreign currency translation gain (loss)	(181,845)	466,131
Other comprehensive income	$2,378,046	$2,386,134

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2005	2004
Net income	$2,251,124	$1,705,887
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	163,362	181,441
Other non cash items	(2,398)	11,541
Changes in current assets and liabilities:
Accounts receivable	975,211	2,815,438
Inventories	(3,106,657)	(2,044,649)
Prepaid expenses and other current assets	(478,308)	(246,501)
Accounts payable and other current liabilities	(1,290,700)	785,137
Total adjustments	(3,739,490)	1,502,407
Net cash (used in) provided by operating activities	(1,488,366)	3,208,294

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(228,557)	(77,165)
Net cash used in investing activities	(228,557)	(77,165)

Cash Flows From Financing Activities:
Proceeds from employee stock purchases	676,538	458,363
Purchase of treasury stock	(172,589)	—
Net cash provided by financing activities	503,949	458,363
Net (decrease) increase in cash and cash equivalents	(1,212,974)	3,589,492
Cash and cash equivalents, beginning of period	8,661,589	5,838,160
Cash and cash equivalents, end of period	$7,448,615	$9,427,652
Supplemental disclosures:
Income taxes paid	$171,027	$85,213

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of and for the interim periods have been included.  It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company’s September 30, 2004 Form 10-K.

The operating results for the three month and nine month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the September 30, 2005 year end.

Note 2.  Receivables

Accounts and other receivables as of June 30, 2005 and September 30, 2004 consisted of :

	June 30, 2005	September 30, 2004
Trade receivables	$9,620,863	$9,584,650
Receivable from contract manufacturers	5,627,108	6,568,968
GST and VAT taxes receivables	576,415	575,750
Allowances and reserves	(3,207,000)	(3,254,940)
Other	128,232	119,479
	$12,745,618	$13,593,907

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

As of June 30, 2005, the Company had foreign currency contracts outstanding of approximately $4,093,000 against the delivery of the Euro. The contracts expire through November 2005.  The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”.  The Company recorded a deferred gain of $182,258 and $308,767 for the three and nine months ended June 30, 2005.  As of June 30, 2005, a deferred gain of $209,368 reflecting the cumulative mark to market loss of the Company’s derivatives, was recorded on the Company’s balance sheet as a component of accumulated other comprehensive income in our equity section.

The Company uses the average monthly forward contract exchange rate to translate our Euro denominated sales into the Company’s U.S. dollar reporting currency. For the three month and nine month periods ended June 30, 2005, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a decrease in sales of $121,126 for the three months ended June 30, 2005 and a sales increase of $857,358 for the nine months ended June 30, 2005. These sales increases and decreases are related to contracts that closed during these periods and the changes in the fair value of our derivative contracts.  For the three month and nine month periods ended June 30, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales decrease of $45,403 for the three months ended June 30, 2004 and a sales increase of $863,965 for the nine months ended June 30, 2004.

Note 4.  Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	June 30, 2005	September 30, 2004
Component Parts	$4,398,431	$3,522,974
Finished Goods	7,185,480	4,954,280
	$11,583,911	$8,477,254

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

	Three Months Ended June 30,		Nine months Ended June 30,
	2005	2004	2005	2004
Weighted average shares outstanding-basic	9,489,843	9,047,561	9,408,827	8,943,087
Number of shares issued on the assumed exercise of stock options	477,669	972,136	581,228	749,388
Weighted average shares outstanding-diluted	9,967,512	10,019,697	9,990,055	9,692,475

Options to purchase 174,122 and 38,906 shares of common stock, at prices ranging $3.88 to $ 10.06 and $8.75 and $10.06, were outstanding for the three month periods ended June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 112,026 and 111,304 shares of common stock, at prices ranging $4.62 to $ 10.06 and $5.25 to $10.06, respectively, were outstanding for the nine month periods ended June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

As of June 30, 2005, appearing in the equity section under “Accumulated other comprehensive income” was a deferred gain of $1,102,433, which consisted of a deferred translation gain of $893,065 and a deferred gain of $209,368 due to the mark to market gains on the difference between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

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

The Company offers its customers a right of return, but does not offer stock balancing. The Company’s accounting method complies with SFAS 48 as typically at the end of every quarter the Company, based on historical data, evaluates its sales reserve level based on the previous six months sales.  Due to seasonal nature of the business coupled with the changing economic environment, management exercises some judgment with regard to the historical data to arrive at the reserve.

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

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Product line sales
Analog sales	$15,431,163	$10,946,522	$50,189,313	$39,099,757
Digital sales	3,941,620	2,847,770	12,906,206	9,729,116
	$19,372,783	$13,794,292	$63,095,519	$48,828,873

The Company sells its products through an international network of distributors and retailers.  Sales percent by geographic region are as follows:

	Three months ended June 30 ,		Nine months ended June 30 ,
	2005	2004	2005	2004
Sales percent by geographic region
United States	52%	32%	46%	29%
Europe	44%	66%	51%	69%
Asia	4%	2%	3%	2%
Total	100%	100%	100%	100%

Note 9.  Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options.  Under APB 25, no compensation expense is recorded so long as the quoted market price of the stock at the date of the grant is equal to the exercise price.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of Financial Accounting Standards Board Statement No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”).  The weighted average fair value of options outstanding during the three and nine months ended June 30, 2005 and June 30, 2004 was $1.15 to $1.39 and $0.43, respectively.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended June 30, 2005 and June 30, 2004: risk-free interest rates of 4.25%, volatility factor of the expected market price of the Company’s Common Stock of 35%, assumed dividend yield of 0%, and a weighted-average expected life of the option of 5 years.

Under the accounting provisions of FAS 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended		Nine Months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income as reported	$159,972	$168,637	$2,251,124	$1,705,887
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related taxes	(8,924)	(24,788)	(26,772)	(74,364)
Pro forma net income	$151,048	$143,579	$2,224,352	$1,631,523

Net income per share - as reported:
Basic	$0.02	$0.02	$0.24	$0.19
Diluted	$0.02	$0.02	$0.23	$0.18
Net income per share - pro forma:
Basic	$0.02	$0.02	$0.23	$0.18
Diluted	$0.02	$0.01	$0.22	$0.17

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

The Company occupies a facility located in Hauppauge New York which is used for its executive offices and for the testing, storage and shipping of the Company’s products.  In February 1990, Hauppauge Computer Works, Inc., a wholly-owned subsidiary of the Company (“HCW”), entered into a lease (the “1990 Lease”), with Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, the Company’s Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing and the holder of approximately 8.8% of the Company’s Common Stock as of June 30, 2005, Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 5.9% of the Company’s Common Stock as of June 30, 2005 and Laura Aupperle, believed by the Company to be the holder of approximately 10.5% of the Company’s Common Stock, including Common Stock attributed to the Estate of Kenneth R. Aupperle.  Ladokk Realty Co., LLC is the successor to Ladokk Realty Co.  As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly, and subject to 5% annual increases effective February 1st of each year.  The Company was also obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease.  Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by us.

On February 17, 2004, HCW and Ladokk terminated the 1990 Lease and HCW entered into a new lease agreement with Ladokk Realty Co., LLC (the “2004 Lease”).  The 2004 Lease term is for five years and terminates on February 16, 2009.  The annual rent under the 2004 Lease is $360,000, payable monthly.  The Company was also obligated to pay real estate taxes and operating costs of maintaining the premises subject to such lease.  Concurrently with the new lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require HCW to sign a guarantee.  Accordingly, the Company no longer guarantees the landlord’s mortgages.

The Company’s Audit Committee is in the process of evaluating the 2004 Lease.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period ended June 30, 2005 Compared to June 30, 2004

Results of operations for the three months ended June 30, 2005 compared to June 30, 2004 are as follows:

	Three Months Ended	Three Months Ended	Variance	Percentage of sales
	6/30/05	6/30/04		$2005	2004	Variance

Net sales	$19,372,783	$13,794,292	$5,578,491	100.0%	100.0%	—
Cost of sales	14,980,624	10,236,138	4,744,486	77.33%	74.21%	3.12%
Gross profit	4,392,159	3,558,154	834,005	22.67%	25.79%	-3.12%
Gross profit %	22.67%	25.79%	-3.12%

Expenses:
Sales & marketing	2,606,705	1,907,692	699,013	13.46%	13.83%	-0.37%
Technical support	129,738	116,763	12,975	0.67%	0.85%	-0.18%
General & administrative	846,283	903,609	(57,326)	4.37%	6.55%	-2.18%
Total selling, general and administrative expenses	3,582,726	2,928,064	654,662	18.50%	21.23%	-2.73%
Research & development	655,588	512,606	142,982	3.38%	3.72%	-0.34%
Total operating expenses	4,238,314	3,440,670	797,644	21.88%	24.95%	-3.07%
Net operating income before litigation and arbitration	153,845	117,484	36,361	0.79%	0.84%	-0.05%
Arbitration and litigation items:
Litigation proceeding	—	(73,000)	(73,000)	0.00%	-0.53%	0.53%
Net operating income	153,845	190,484	(36,639)	0.79%	1.37%	-0.58%
Other income
Interest income	3,366	1,237	2,129	0.02%	0.01%	0.01%
Foreign currency	19,917	60	19,857	0.10%	0.00%	0.10%
Total other income	23,283	1,297	21,986	0.12%	0.01%	0.11%
Income before taxes	177,128	191,781	(14,653)	0.91%	1.38%	-0.47%
Taxes on income	17,156	23,144	(5,988)	0.09%	0.17%	-0.08%
Net income	$159,972	$168,637	$(8,665)	0.82%	1.21%	-0.39%

Net sales for the three months ended June 30, 2005 increased $5,578,491 over the three months ended June 30, 2004 as shown in the table below.

				Increase	Sales by Geographic
	Three Months	Three Months	Increase (Decrease)	(Decrease)	region
Location	Ended 6/30/05	Ended 6/30/04	Dollar Variance	Variance %	2005	2004
Domestic	$10,109,638	$4,410,222	$5,699,416	129%	52%	32%
Europe	8,566,299	9,146,161	(579,862)	-6%	44%	66%
Asia	696,846	237,909	458,937	193%	4%	2%
Total	$19,372,783	$13,794,292	$5,578,491	40%	100%	100%

The primary factors contributing to the sales increase were:

•                                          Increased volume of WinTV-PVR-150 OEM sales

•                                          Stronger demand for retail WinTV-PVR-150/350/500 products

•                                          Introduction of hybrid video recorder product

•                                          Increase in Digital Video Satellite (DVB) sales due to transition to company produced models which resulted in more favorable price points

•                                          Increased WinTV-PVR-USB2 sales due to price reduction and media center awareness

•                                          Increase in the average Euro to USD contract rate of about 7.70% (1.356 versus 1.2122) for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, which yielded higher converted Euro to USD sales

The sales increases were offset by the following negative trends:

•                                          Decrease in WinTV PCI analog product sales due shifting technology trends

•                                          Decrease in WinTV-USB 1.1 sales

•                                          Decrease in DEC set top digital boxes

•                                          Decrease in MediaMVP sales

Net sales to domestic customers were 52% of net sales for the three months ended June 30, 2005 compared to 32% for the three months ended June 30, 2004.  Net sales to European customers were 44% of net sales compared to 66% for the same period of last year.  Net sales to Asian customers were 4% for the three months ended June 30, 2005 compared to 2% for the three months ended June 30, 2004.

Gross profit increased $834,005 for the three months ended June 30, 2005 compared to the prior year’s third quarter.

The increases and (decreases) in the gross profit are detailed below:

Increase (decrease)
Due to increased sales	$1,957,524
Gross profit changes due to product sales mix	466,654
Effect on gross profit due to lower margin OEM sales	(1,199,024)
Due to increases in labor related and other costs	(391,149)
Total increase in gross profit	$834,005

Gross profit percentage for the three months ended June 30, 2005 was 22.67% compared to 25.79% for the three months ended June 30, 2004, a decrease of 3.12%.

The increases and (decreases) in the gross profit percent are detailed below:

Increase (decrease)
Gross profit changes due to product sales mix	2.41%
Effect on gross profit due to lower margin OEM sales	(6.19)%
Labor related and other costs	0.66%
Net decrease in gross profit %	(3.12)%

The decrease in the gross profit percent of 3.12 % for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily due to:

•                                          Sales growth of lower gross profit OEM sales contributed to a 6.19% decrease in gross profit.  The percentage of OEM sales increased for the three months ended June 30, 2005 over the three months ended June 30, 2004.  OEM products require less sales, advertising and product support than retail products, but the gross profit for OEM products is lower than our retail products.

•                                          Favorable sales mix of higher gross profit retail sales contributed to a 2.41% increase in gross profit.

•                                          Labor related and other costs contributed to a 0.66% increase in gross profit percent compared to three months ended June 30, 2004.  The increase in net sales of 40% exceeded the increase in labor related and other costs of 30.50%.

The chart below illustrates the components of selling, general and administrative expenses:

	Three months ended June 30,			Percentage of Sales
	Dollar Costs		Increase			Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Sales and marketing	$2,606,705	$1,907,692	$699,013	13.46%	13.83%	-0.37%
Technical support	129,738	116,763	12,975	0.67%	0.85%	-0.18%
General and administrative	846,283	903,609	(57,326)	4.37%	6.55%	-2.18%
Total	$3,582,726	$2,928,064	$654,662	18.50%	21.23%	-2.73%

Selling, general and administrative expenses increased $654,662 from the prior year’s third quarter.  As a percentage of sales, selling, general and administrative expenses decreased by 2.73% when compared to the three months ended June 30, 2004.

The increase in sales and marketing expense of $699,013, was mainly due to:

•                                          Increases caused by the strengthening of the Euro to the U.S dollar of $60,707, which accounted for about 8.7% of the total increase.  The average Euro to USD conversion rate was $1.259 for the three months ended June 30, 2005 compared to $1.205 for the three months ended June 30, 2004

•                                          Higher advertising and promotional expenses of $469,612

•                                          Increased commission expense of $96,998 due to higher sales

•                                          Increased compensation due to additional outside sales persons of $47,702

•                                          Increased European sales office costs of $41,098

The decrease in general and administrative expenses of $57,326 was primarily due to:

•                                          Lower executive compensation of $ 45,263, mainly due to vacant Officer’s position

•                                          Lower legal fees of $55,007 as a result of completion of arbitration and litigation

•                                          Higher consulting fees of $45,239 due to start of 404 Compliance work

Research and development expenses increased $142,982.  The increase was mainly due to

•                                          The new research and development facility in Taiwan, which began operations during March 2004, which contributed $17,409 to the increase

•                                          Higher compensation costs of $13,396 due to the hiring of additional engineers

•                                          Increased program development costs of $99,737 due to higher volume of new product and product enhancement programs

Litigation Proceeding

In March 2002, Polywell International, Inc. (“Polywell”), a supplier of cables to us, commenced an action seeking $339,520 in damages plus exemplary damages, attorney’s fees, costs and interest with relation to certain unpaid invoices.  We paid these invoices to the sales representative, who subsequently failed to forward the payments to Polywell.  We had dealt with this sales representative over a number of years, who also represented himself as Polywell’s payment and collection agent.

The case went to trial and was heard before a jury in the United States District Court in the Northern District of Texas, Dallas Division.  Since we had dealt with the said sales representative for several years with respect to all purchasing and payment issues, we believed that paying the invoices to this sales representative was tantamount to paying Polywell.  The jury however ruled in favor of Polywell and the court granted Polywell a judgment against us, awarding an amount of $339,520 to Polywell. In addition, we were obligated to pay Polywell’s attorney’s fees and interest. We accrued a charge of $500,000 in the second quarter of fiscal year 2004 to cover the award. Subsequent negotiation reduced the award to $427,000, which was paid in June 2004. The reduction in the final award was reflected in the results for the three months ended June 30, 2004.

Other income

Net other income for the three months ended June 30, 2005 was $23,283 compared to net other income of $1,297 for the three months ended June 30, 2004 as detailed below:

	Three months ended June 30,
	2005	2004
Interest income	$3,366	$1,237
Foreign currency transaction gains	19,917	60
Total other income	$23,283	$1,297

Re-measurement of accounts denominated in currencies other than the Euro

We follow the rules prescribed in paragraph 16 of SFAS 52 “Foreign Currency Translation”, which states that accounts denominated in a currency other than an entity’s functional currency, excluding inter-company accounts which are long term in nature, need to be re-measured into the entity’s functional currency, and any gain or loss from this re-measurement are included in the determination of net income and are booked as a component of other income (loss) under the description “foreign currency”.

Accumulated other comprehensive income (loss)

The Euro is the functional currency of our European subsidiary, Hauppauge Digital Europe Sarl.  Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution.  Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro denominated accounts on HDE Sarl’s books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. We had a translation gain of $1,074,910 recorded on the balance sheet as of September 30, 2004. For the nine months ended June 30, 2005, we recorded on the balance sheet deferred translation losses of $181,845 resulting in a translation gain of $893,065 recorded as a component of accumulated other comprehensive income as of June 30, 2005.

We use forward exchange contracts to reduce our exposure to fluctuations in foreign currencies. Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate.  We qualify for cash flow hedge accounting as prescribed under SFAS 133, which allows us to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income.  We had mark to market losses of $99,399 recorded on the balance sheet as of September 30, 2004.  For the nine months ended June 30, 2005, we recorded, as component of other comprehensive income, a mark to market gain of $308,767, resulting in a mark to market gain of $209,368 for contracts open as of June 30, 2005.

As stated above, accumulated other comprehensive income (loss) consists of two components:

•                                          Translations gains and losses

•                                          FAS 133 mark to market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):

Accumulated other comprehensive income	Balance as of Sept. 30, 2004	October 2004 to June 2005 Gains (losses)	Balance as of June, 30, 2005
Translation gains	$1,074,910	$(181,845)	$893,065
FAS 133 mark to market adjustments	(99,399)	308,767	209,368
	$975,511	$126,922	$1,102,433

Tax provision

Our net tax provision for the three months ended June 30, 2005 and 2004 is as follows:

	Three months ended June 30,
	2005	2004
Tax attributable to U.S operations	$139,000	$(50,900)
Tax expense European operations	12,156	18,144
State taxes	5,000	5,000
Deferred tax asset valuation allowance	—	50,900
Net operating loss utilization	(139,000)	—
Net tax provision	$17,156	$23,144

For the last five fiscal years, our domestic operation has incurred losses.  We analyzed the future realization of our deferred tax assets as of June 30, 2005, and although our domestic operation reported a profit for the three months ended June 30, 2005, due to the seasonal nature of the business it is uncertain at this time whether our domestic operation will have a profit for the full year.  In light of this, we did not make any adjustments to our valuation allowance for the quarter ended June 30, 2005.

As a result of all of the above items mentioned in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $159,972, for the three months ended June 30, 2005, which resulted in basic and diluted net income per share of $0.02 on weighted average basic and diluted shares of 9,489,843 and 9,967,512, respectively, compared to a net income of $168,637 for the three months ended June 30, 2004, which resulted in basic and diluted net income per share of $0.02 on weighted average basic and diluted shares of 9,047,561 and 10,019,697, respectively.

Options to purchase 174,122 and 38,906 shares of common stock, at prices ranging $3.88 to $ 10.06 and $8.75 and $10.06, were outstanding for the three month periods ended June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Month Period ended June 30, 2005 Compared to June 30, 2004

Results of operations for the nine months ended June 30, 2005 compared to June 30, 2004 are as follows:

	Nine	Nine
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	6/30/05	6/30/04		$2005	2004	Variance

Net sales	$63,095,519	$48,828,873	$14,266,646	100.0%	100.0%	—
Cost of sales	48,572,102	35,758,126	12,813,976	76.98%	73.23%	3.75%
Gross profit	14,523,417	13,070,747	1,452,670	23.02%	26.77%	-3.75%
Gross profit %	23.02%	26.77%	-3.75%

Expenses:
Sales & marketing	7,388,718	6,075,015	1,313,703	11.71%	12.44%	-0.73%
Technical support	374,480	332,707	41,773	0.59%	0.68%	-0.09%
General & administrative	2,573,400	2,864,727	(291,327)	4.08%	5.87%	-1.79%
Total selling, general and administrative expenses	10,336,598	9,272,449	1,064,149	16.38%	18.99%	-2.61%
Research & development	1,844,555	1,367,270	477,285	2.92%	2.80%	0.12%
Total operating expenses	12,181,153	10,639,719	1,541,434	19.30%	21.79%	-2.49%
Net operating income before litigation and arbitration	2,342,264	2,431,028	(88,764)	3.72%	4.98%	-1.26%
Arbitration and litigation items:
Arbitration proceeding	—	206,250	(206,250)	0.00%	0.42%	-0.42%
Litigation proceeding	—	427,000	(427,000)	0.00%	0.87%	-0.87%
Net operating income	2,342,264	1,797,778	544,486	3.72%	3.69%	0.03%
Other income (expense)
Interest income	8,027	4,373	3,654	0.01%	0.01%	0.00%
Foreign currency	18,989	21,959	(2,970)	0.03%	0.04%	-0.01%
Total other income (expense)	27,016	26,332	684	0.04%	0.05%	-0.01%
Income before taxes	2,369,280	1,824,110	545,170	3.76%	3.74%	0.02%
Taxes on income	118,156	118,223	(67)	0.19%	0.24%	-0.05%
Net income	$2,251,124	$1,705,887	$545,237	3.57%	3.50%	0.07%

Net sales for the nine months ended June 30, 2005 increased $14,266,646 compared to the nine months ended June 30, 2004 as shown on the table below.

				Increase	Sales by
	Nine Months	Nine Months	Increase (Decrease)	(Decrease)	Geographic region
Location	Ended 6/30/05	Ended 6/30/04	Dollar Variance	Variance %	2005	2004
Domestic	$28,994,910	$14,366,529	$14,628,381	102%	46%	29%
Europe	32,624,781	33,756,324	(1,131,543)	-3%	51%	69%
Asia	1,475,828	706,020	769,808	109%	3%	2%
Total	$63,095,519	$48,828,873	$14,266,646	29%	100%	100%

The primary factors contributing to the sales increase were:

•                                          Increased volume of WinTV-PVR-150 OEM sales

•                                          Stronger demand for retail WinTV-PVR-150/350/500 products

•                                          Increased WinTV-PVR-USB2 sales due to price reduction and media center awareness

•                                          Increase in Digital Video Satellite (DVB) sales due to transition to company produced models which resulted in more favorable price points

•                                          Increased DEC sales to UK and German customers

•                                          Introduction of hybrid video recorder boards

•                                          Introduction of Portable MediaMVP portable media player in Europe

•                                          Increase in the average Euro to USD contract rate of about 6.53% (1.260 versus 1.1828) for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004, which yielded higher converted Euro to USD sales

The sales increases were offset by the following negative trends:

•                                          Decrease in WinTV PCI analog product sales due shifting technology trends

•                                          Decrease in MediaMVP sales compared with the year ago period which included the initial product rollout shipments to retailers and distributors

•                                          Decrease in USB 1.1 analog sales

Net sales to domestic customers were 46% of net sales for the nine months ended June 30, 2005 compared to 29% for the nine months ended June 30, 2004.  Net sales to European customers were 51% of net sales compared to 69% for the same period of last year.  Net sales to Asian customers were 3% and 2% for the nine months ended June 30, 2005 and 2004.

Gross profit increased $1,452,670 for the nine months ended June 30, 2005 compared to the prior year.  The increases and (decreases) in the gross profit are detailed below:

Increase (decrease)
Due to increased sales	$4,959,464
Gross profit changes due to product sales mix	(500,422)
Effect on gross profit due to lower margin OEM sales	(1,941,573)
Due to increases in labor related and other costs	(1,064,799)
Total increase in gross profit	$1,452,670

Gross profit percentage for the nine months ended June 30, 2005 was 23.02% compared to 26.77% for the nine months ended June 30, 2004, a decrease of 3.75%.

The increases and (decreases) in the gross profit percent are detailed below:

Increase (decrease)
Gross profit changes due to retail product sales mix	(0.79)%
Effect on gross profit due to lower margin OEM sales	(3.08)%
Labor related and other costs	0.12%
Net decrease in gross profit %	(3.75)%

The decrease in the gross profit percent of 3.75 % for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 was primarily due to:

•                                          Sales growth of lower gross profit OEM sales contributed to a 3.08% decrease in gross profit.  The percentage of OEM sales increased for the three months ended June 30, 2005 over the three months ended June 30, 2004.  OEM products require less sales, advertising and product support than retail products, but the gross profit for OEM products is lower than our retail products

•                                          Sales mix of retail sales with lower gross profit compared to last year.

•                                          Labor related and other costs contributed to a 0.12% increase in gross profit percent compared to the nine months ended June 30, 2004.  The increase in net sales of 29% exceeded the increase in labor related and other costs of 27%.

The chart below illustrates the components of selling, general and administrative expenses:

	Nine months ended June 30,			Percentage of Sales
	Dollar Costs		Increase			Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Sales and marketing	$7,388,718	$6,075,015	$1,313,703	11.71%	12.44%	-0.73%
Technical support	374,480	332,707	41,773	0.59%	0.68%	-0.09%
General and administrative	2,573,400	2,864,727	(291,327)	4.08%	5.87%	-1.79%
Total	$10,336,598	$9,272,449	$1,064,149	16.38%	18.99%	-2.61%

Selling, general and administrative expenses increased $1,064,149 from the prior year.  As a percentage of sales, selling, general and administrative expenses decreased by 2.61% when compared to the nine months ended June 30, 2004.

The increase in sales and marketing expense of $1,313,703, was mainly due to:

•                                          Increases caused by the strengthening of the Euro to the U.S dollar of $255,103, which accounted for about 19.4% of the total increase.  The average Euro to USD conversion rate was $1.2889 for the nine months ended June 30, 2005 compared to $1.2156 for the nine months ended June 30, 2004

•                                          Higher advertising and promotional expenses of $629,362

•                                          Increased commission expense of $232,618 due to higher sales

•                                          Increased compensation due to additional outside sales person and outside sales reps of $195,204

•                                          Increased European sales office costs of $204,788

The decrease in general and administrative expenses of $291,327 was primarily due to:

•                                          Lower executive compensation of $ 113,155, mainly due to vacant Officer’s position

•                                          Lower legal fees of $348,952 as a result of completion of arbitration and litigation

•                                          Higher consulting fees of $66,989 due to Sarbanes Oxley 404 Compliance work and Transfer Price study

•                                          Higher European tax compliance and accounting items of $36,903

Research and development expenses increased $477,285.  The increase was mainly due to:

•                                          Higher compensation $105,069 attributable to the research and development facility in Taiwan, which began operations during March 2004

•                                          Higher compensation costs of $159,453 due to the hiring of additional engineers

•                                          Increased program development costs of $178,306 due to higher volume of new product and product enhancement programs

Other income (expense)

Net other income for the nine months ended June 30, 2005 was $27,016 compared to net other income of $26,332 for the nine months ended June 30, 2004 as detailed below:

	Nine months ended June 30,
	2005	2004
Interest income	$8,027	$4,373
Foreign currency transaction gains (losses)	18,989	21,959
Total other income	$27,016	$26,332

Arbitration Proceeding

In November 2002, the estate of Kenneth Aupperle (“Estate”) filed a demand for arbitration against us with the American Arbitration Association.  The Estate claimed certain property rights and interest in us, amounts due and owing to the Estate based on various corporate agreements with the late Mr. Aupperle and certain insurance policies. The Estate was seeking to recover a minimum of $2.5 million in damages, fees and expenses.

The arbitration proceeding was heard before a New York arbitration panel. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250 in relation to certain stock options.  No fees or expenses were awarded. We accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award.  The $206,250 was paid during May 2004.

Litigation Proceeding

In March 2002, Polywell International, Inc. (“Polywell”), a supplier of cables to us, commenced an action seeking $339,520 in damages plus exemplary damages, attorney’s fees, costs and interest with relation to certain unpaid invoices. We paid these invoices to the sales representative, who subsequently failed to forward the payments to Polywell.  We had dealt with this sales representative over a number of years, who also represented himself as Polywell’s payment and collection agent.

The case went to trial and was heard before a jury in the United States District Court in the Northern District of Texas, Dallas Division.  Since the we had dealt with the said sales representative for several years with respect to all purchasing and payment issues, we believed that paying the invoices to this sales representative was tantamount to paying Polywell.  The jury however ruled in favor of Polywell and the court granted Polywell a judgment against us, awarding an amount of $339,520 to Polywell. In addition, we were obligated to pay Polywell’s attorney’s fees and interest.

We accrued a charge of $500,000 in the second quarter of fiscal year 2004 to cover the award. Subsequent negotiation reduced the award to $427,000, which was paid in June 2004. The reduction in the final award was reflected in the results for the nine months ended June 30, 2004.

Re-measurement of accounts denominated in currencies other than the Euro

We follow the rules prescribed in paragraph 16 of SFAS 52 “Foreign Currency Translation”, which states that accounts denominated in a currency other than an entity’s functional currency, excluding inter-company accounts which are long term in nature, need to be re-measured into the entity’s functional currency, and any gain or loss from this re-measurement are included in the determination of net income and are booked as a component of other income (loss) under the description “foreign currency”.

Accumulated other comprehensive income (loss)

The Euro is the functional currency of our European subsidiary, Hauppauge Digital Europe Sarl.  Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro denominated accounts on HDE Sarl’s books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. We had a translation gain of $1,074,910 recorded on the balance sheet as of September 30, 2004. For the nine months ended June 30, 2005, we recorded on the balance sheet deferred translation losses of $181,845 resulting in a translation gain of $893,065 recorded as a component of accumulated other comprehensive income as of June 30, 2005.

We use forward exchange contracts to reduce our exposure to fluctuations in foreign currencies.  Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate.  We qualify for cash flow hedge accounting as prescribed under SFAS 133, which allows us to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income.  We had mark to market losses of $99,399 recorded on the balance sheet as of September 30, 2004. For the nine months ended June 30, 2005, we recorded, as component of other comprehensive income, a mark to market gain of $308,767, resulting in a mark to market gain of $209,368 for contracts open as of June 30, 2005.

As stated above, accumulated other comprehensive income (loss) consists of two components:

•                                          Translations gains and losses

•                                          FAS 133 mark to market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up accumulated other comprehensive income (loss):

Accumulated other comprehensive income	Balance as of Sept. 30, 2004	October 2004 to June 2005 Gains (losses)	Balance as of June 30, 2005
Translation gains	$1,074,910	$(181,845)	$893,065
FAS 133 mark to market adjustments	(99,399)	308,767	209,368
	$975,511	$126,922	$1,102,433

Tax provision

Our net tax provision for the nine months ended June 30, 2005 and 2004 is as follows:

	Nine months ended June 30,
	2005	2004
Tax attributable to U.S operations	$442,000	$(485,000)
Tax expense European operations	83,156	103,223
State taxes	35,000	15,000
Deferred tax asset valuation allowance	—	485,000
Net operating loss utilization	(442,000)	—
Net tax provision	$118,156	$118,223

For the last five fiscal years, our domestic operation has incurred losses.  We analyzed the future realization of our deferred tax assets as of June 30, 2005, and although our domestic operation reported a profit for the nine months ended June 30, 2005, due to the seasonal nature of the business it is uncertain at this time whether our domestic operation will have a profit for the full year.  In light of this, we did not make any adjustments to our valuation allowance for the nine months ended June 30, 2005.

As a result of all of the above items mentioned in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $2,251,124, for the nine months ended June 30, 2005, which resulted in basic net income per share of $0.24 and diluted net income per share of $0.23 on weighted average basic and diluted shares of 9,408,827 and 9,990,055, respectively, compared to a net income of $1,705,887 for the nine months ended June 30, 2004, which resulted in basic net income per share of $0.19 and diluted net income per share of $0.18 on weighted average basic and diluted shares of 8,943,087 and 9,692,475, respectively.

Options to purchase 112,026 and 111,304 shares of common stock, at prices ranging $4.62 to $ 10.06 and $5.25 to $10.06, respectively, were outstanding for the nine month periods ended June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature of our retail sales.

Liquidity and Capital Resources

Our cash, working capital and stockholders’ equity position as of June 30, 2005 and September 30, 2004 is set forth below:

	June 30, 2005	September 30, 2004
Cash	$7,488,615	$8,661,589
Working Capital	16,574,523	13,760,121
Stockholders’ Equity	17,209,420	14,327,425

We had cash and cash equivalents as of June 30, 2005 of $7,488,615, a decrease of $1,212,974 from September 30, 2004.

The decrease in cash was due to :

Sources of cash:
Net income adjusted for non cash items	$2,412,088
Decrease in accounts receivable	975,211
Proceeds from employee stock purchases	676,538
Less cash used for:
Increase in inventories	(3,106,657)
Decrease in accounts payable	(1,290,700)
Increase in prepaid expenses and other current assets	(478,308)
Capital equipment purchases	(228,557)
Purchase of treasury stock	(172,589)
Net cash decrease	$(1,212,974)

Net cash of $1,488,366 used in operating activities was primarily due to a increases in inventory and prepaid expenses and other current assets of $3,106,657 and $478,308, respectively, plus decreases in accounts payable of $1,290,700.  These uses of cash was offset by net income adjusted for non cash items of $2,412,088 and a decrease in accounts receivable of $975,211.

Cash of $228,557 and $172,589 was used to purchase fixed assets and repurchase treasury stock. Proceeds from the stock purchased by employees through the exercise of options and the employee stock purchase plan provided additional cash of $676,538.

On November 8, 1996, we approved a stock repurchase program.  The program, as amended, authorizes us to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of June 30, 2005, we held 607,267 treasury shares purchased for $1,756,902 at an average purchase price of approximately $2.89 per share.

We believe that our cash and cash equivalents as of June 30, 2005 and our internally generated cash flow will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual Obligations

The following table shows our contractual obligations related to lease obligations as of June 30, 2005:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 tears
Operating lease obligations	$1,398,608	$506,222	$757,386	$135,000

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

Management’s Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to sales provisions, as described above, income taxes, bad debts, inventory reserves and contingencies.  We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments approximating the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates

Hedging program for sales denominated in a foreign currency

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

Recent Accounting Pronouncements

On December 15, 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123R “Share Based Payment”  This statement requires us to measure all employee stock based compensation, such as the options granted under our stock options plans, using a fair value method and to recognize such expense in our consolidated financial statements. The adoption of SFAS No. 123R will reduce our net income, but will not affect our cash flows.  The statement is effective as of the beginning of our fiscal year ending September 30, 2006.

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

As of June 30, 2005, the Company had foreign currency contracts outstanding of approximately $4,093,000 against the delivery of the Euro. The contracts expire through November 2005.  Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”.  The Company recorded a deferred gain of $182,258 and $308,767 for the three and nine months ended June 30, 2005.  As of June 30, 2005, a deferred gain of $209,368 reflecting the cumulative mark to market loss of the Company’s derivatives, was recorded on the Company’s balance sheet as a component of accumulated other comprehensive income in our equity section

We use the average monthly forward contract exchange rate to translate our Euro denominated sales into our U.S. dollar reporting currency. For the three month and nine month periods ended June 30, 2005, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a decrease in sales of $121,126 for the three months ended June 30, 2005 and a sales increase of $857,358 for the nine months ended June 30, 2005. These sales increases and decreases are related to contracts that closed during these periods and the changes in the fair value of our derivative contracts.  For the three month and nine month periods ended June 30, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales decrease of $45,403 for the three months ended June 30, 2004 and a sales increase of $863,965 for the nine months ended June 30, 2005.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the nine months and fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Special Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results.  The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in our Annual Report on Form 10-K for the year ended September 30, 2004), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 1996, we approved a stock repurchase program.  The program authorizes us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997.

The table below summarized repurchases of our common stock under our stock repurchase program:

				Maximum
			Total Number	Number
	Total	Average	of Shares	of Shares
	Number	Price	Purchased as	that May Yet
	of Shares	Paid per	Part of Publicly	Be Purchased
Period	Purchased	Share	Announced Plan	Under the Plan
Purchases as of September 30, 2004	567,067	$2.79	567,067	282,933
October 1 to October 31, 2004	5,000	3.49	5,000	277,933
February 1 to February 28, 2005	20,000	4.57	20,000	257,933
March 1 to March 31, 2005	10,000	4.08	10,000	247,933
April 1 to April 30, 2005	5,200	4.39	5,200	242,733
Purchases as of June 30, 2005	607,267	$2.89	607,267	242,733

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

HAUPPAUGE DIGITAL, INC.
Registrant

Date:	August 12, 2005		By	/s/ Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer and Director

Date:	August 12, 2005		By	/s/ Gerald Tucciarone
GERALD TUCCIARONE
Treasurer and Chief Financial Officer