Form 10-K
period 2005-09-30
HAUPPAUGE DIGITAL INC
filed 2005-12-29
CIK 930803

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF MAY 1934

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-13550

HAUPPAUGE DIGITAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3227864
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

91 Cabot Court, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code           (631) 434-1600

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

$.01 par value Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

☒ Yes	☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange act).

☐ YES	☒NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange act).

☐ YES	☒ NO

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2005 was approximately $ 30,731,140. Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the Company. Market value is based upon the price of the Common Stock as of the close of business on March 31, 2005 which was $4.23 per share as reported by NASDAQ.

As of December 14, 2005, the number of shares of Common Stock $0.01 par value outstanding was 9,586,831 (exclusive of treasury shares).

PART I

Special Note Regarding Forward Looking Statements

This Annual Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Annual Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results.  The words “may,” “will,” “expect,” “believe,” “anticipated,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in “Item 1A —Risk Factors”, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.  All cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear.

ITEM 1.          BUSINESS

All references herein to “us”, “we” or “the Company” include Hauppauge Digital, Inc., our wholly-owned subsidiaries and their subsidiaries, unless otherwise indicated or the context otherwise requires.

We engineer, develop, subcontract for manufacture, market and sell products for the personal computer (“PC”) market and the Apple® Macintosh® market.  We also offer products for the home entertainment market.

We have five primary product categories: personal video recorders for personal computers and Macintosh computers, analog TV receivers for PCs, digital TV receiver products for PCs, hybrid video recorders for PCs and MediaMVP digital media players for home networks. We also have a software based application that records TV shows on a personal computer for playback on a Sony Playstation Portable (PSP), Apple video iPod and other portable players.

Our WinTV-PVR personal video recorders allow PC users to watch and record TV on their PC or laptop computers. The WinTV-PVR products include hardware MPEG encoders (called “HardPVR®”), which improve the performance of TV recording and add instant replay and program pause functions, plus also enable the ‘burning’ of TV recordings onto DVD or CD media.  Our myTV-PVRs from our Eskape Labs division allow users of Apple®Macintosh® computers to watch and record TV on their Macintosh computers.

Our WinTV® analog TV receivers allow personal computer users to watch television on their PC screen in a resizable window, and also enable recording of TV shows to a hard disk using our software recording technology called “SoftPVR®”. Our Eskape™ Labs products allow users of Apple®Macintosh® computers to watch television on their computer screen.

Our WinTV digital receivers can receive digital TV transmissions broadcast in the various digital TV formats and display the digital TV show in a re-sizeable window on a user’s PC screen. Our Digital Entertainment Center products (“DEC”) allow users to receive digital TV broadcasts and display the digital TV on either a TV set or a PC screen.

Our Hybrid video recorders provide the user with the capability to watch both analog and digital TV.  For a region that is transitioning over to digital TV, the user can watch both analog and digital broadcasts. For a region that has not switched over to digital broadcasts, this product provides an economic way to enjoy the future benefits of digital TV while still having the ability to watch analog TV.

Our MediaMVP™ was designed to allow PC users to play digital media such as digital music, digital pictures and digital videos on a TV set via a home network.

Our “Wing” software, which we anticipate selling in early 2006, enables the user to record TV shows on a personal computer for playback on the Sony Playstation Portable (PSP), Apple iPod and other portable video players. Wing can also convert existing TV recordings to the PSP and iPod formats. With the emergence and popularity of portable video players, our Wing product provides an easy solution for recording live TV shows for playback on these devices.

We sell our products through computer and electronic retailers, computer products distributors and original equipment manufacturers (“OEMs”).

OUR STRATEGY

Since our entry into the PC video market in 1991, management believes that we have become a leader in bringing TV content to PCs by focusing on four primary strategic fronts:

•                                          innovating and diversifying our products

•                                          introducing new and desirable features in our products

•                                          expanding our domestic and intenational sales and distribution channels

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

Our domestic and international sales and marketing team cultivates a variety of distribution channels comprised of computer and electronic retailers, computer products distributors and OEMs.  Electronic retailers include retail stores, web stores and third-party catalogs, both print and on-line, among others.  We work closely with our retailers to enhance sales through joint advertising campaigns and promotions. We believe that developing our international presence contributes to our strategic position, allowing us to benefit from investments in product development, and more firmly establishing our Hauppauge®, WinTV®, MediaMVP™ and DEC brand names in the international marketplace. We currently have nine sales offices in countries outside of the U.S. In fiscal 2004, we established a new sales and R&D facility in Taiwan to service the growing Asian market.

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

PRODUCTS

We have five primary product categories: analog TV receiver products, digital TV receiver products, personal video recorders, hybrid video recorders and MediaMVP digital media players for home networks. We also have a software based application that records TV shows on a personal computer for playback on a Sony Playstation Portable (PSP), Apple video iPod and other portable players.

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements comprising part of this Annual Report on Form 10-K for additional information relating to our operating segments.

Analog TV Products

Our analog TV receiver products enable a PC user to watch TV in a resizable window on a PC. Our software controls functions such as channel change, volume adjustment, freeze frame, and channel scan. Our analog receiver products include audio functions that allow sound to be heard while watching TV or video. The audio can be connected to speakers or to a PC’s sound card.

(i)            WinTV® TV Receiver Products

The WinTV analog TV receiver products include 125-channel cable-ready TV tuners with automatic channel scan and a video digitizer which allows the user to capture still and motion video images.  Some of our analog products allow the user to listen to FM radio, video-conference over the internet (with the addition of a camera or camcorder), enjoy the benefits of stereo surround sound with Dolby™-Pro Logic and control these functions with a handheld remote control. In Europe, our WinTV® analog TV receiver products can be used to receive teletext data broadcasts, which allow the reception of digital data that is transmitted along with the “live” TV signal.

The WinTV-GO-Plus is our low-cost, single slot internal board. Apart from allowing users to watch TV on their PC, it enables users to snap still and motion video images and video-conference over the internet with the addition of a camera or camcorder.  Step up models from the WinTV®-GO add features such as FM radio and a remote control.

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

MyTV.PVR is a USB based personal video recorder. It allows a Mac user to watch, pause and record TV on their Mac screen. MyTV.PVR includes a hardware MPEG-2 encoder so the Mac does not slow down while watching or recording TV.

MyTV2GO and MyTV2GO-FM are the lower priced models of the “My” line. They enable users to bring TV to their iMacs™, PowerBooks™ and G3™, G4™ and G5™ Macintosh® models through USB ports.  Our Eskape™ products also include a 125-channel cable-ready TV tuner and the capability to “grab” picture files and short movie files from the users’ TV, video cassette recorder or camcorder and save these files to disk.  The additional attraction of MyTV2GO-FM over the MyTV2GO is that it allows users to listen to and record FM radio.

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

An added feature to the WinTV-PVR-150, WinTV®-PVR-250, WinTV-PVR-500 and WinTV-PVR-USB2 is that they support Microsoft®’s Windows® XP Media Center Edition.  Microsoft’s Windows XP Media Center Edition integrates digital entertainment experiences including “live” television, PVR, digital music, digital video, DVDs and pictures.  Users can pause, jump forward or watch “live” TV, record a program or a whole series, and manage all their digital music, home movies, videos, photos and DVDs on the PC.  Users can also access and control this new entertainment device with a large, easy-to-use-on-screen menus and the Media Center Remote Control.

We provide Microsoft certified Media Center drivers for these products to OEMs and VARs for integration into their Windows XP Media Center PC systems.

In fiscal 2005, we introduced new models of the WinTV-PVR-USB2, WinTV-PVR-150 and WinTV-PVR-500 for use in the emerging market for Windows Media Center Edition (MCE) upgrades.  Some Media Center PCs are sold without TV tuners, and we created special models of WinTV-PVR products to add TV, remote control and optionally FM radio to those MCE PCs.

Each of the certified WinTV-PVR’s contain a high-quality hardware MPEG encoder, which enables Windows® XP Media Center Edition to record TV shows to the PC’s hard disk.  At the best quality setting, approximately one hour of television can be recorded on two gigabytes of disk space.  Microsoft’s Windows XP Media Center Edition includes an Electronic Program Guide so that users can schedule their TV recording automatically.

Digital TV Products

(i)            Digital TV Receivers for the International Market

In mid-2004, the we started to revamp its entire line of digital TV receivers for the international market. The first product, the WinTV-NOVA-T, was launched June 2004. This is a low cost DVB-T receiver for the UK, German and French markets.

In fiscal 2005, the we introduced the WinTV-HVR series, which combines a digital TV receiver with an analog TV receiver into one unit. We introduced the WinTV-HVR-1100 and WinTV-HVR-1300 in fiscal 2005. The WinTV-HVR-1100 is a low cost version of the hybrid video recorder, while the WinTV-HVR-1300 is a high performance version. The WinTV-HVR-1300 has a built-in hardware TV recorder, similar to what is used in the WinTV-PVR-150.

(ii)           Digital Entertainment Center (“DEC”)

Our DEC products, introduced in Europe during fiscal 2002, are set top boxes that enable analog TV sets to receive digital satellite and digital terrestrial broadcasts. DEC products enable an owner of an analog TV set to enjoy the benefits of digital broadcasts, such as a greater choice of channels, clearer picture quality and superior audio quality.  The multi-purpose DEC set top box displays new digital channels while continuing to allow a TV to display analog programs. DEC set top boxes have the ability to receive, decode and display wide screen broadcasts, and can re-format the wide screen broadcast to fit older analog TV models without the need to purchase a costly digital ready TV.  Digital radio, interactive television services and digital teletext are other features that the DEC set top boxes deliver.  We hope to develop future product generations that could enable a user to connect to a PC or Notebook computer and record digital TV programs to the computer’s hard drive, permitting the user to record and later playback the recorded video in full digital quality on the user’s TV screen or computer monitor.

In fiscal 2004, we introduced the DEC1100-T, a low cost digital TV receiver “box” for the free-to-air digital TV markets in the UK and Germany.

(iii)          Digital TV Receivers for the U.S. market

In fiscal 2004, Hauppauge discontinued selling its WinTV-HD and WinTV-D products due to poor sales. The U.S. market for high definition TV has not achieved the same penetration as has the rest of the world for free-to-air digital TV.  We are currently reevaluating product directions for the U.S. digital TV market.

Hybrid Video Recorder Products

Our Hybrid video recorder family of products, which were introduced during the latter part of fiscal 2005,  enable a user to watch or record and analog and digital TV on your PC.  For an end user that lives in an area that is broadcasting both analog and digital TV, this product provides the end user the flexibility to switch to analog and digital automatically.  For regions that have not switched over to digital signals, our hybrid video recorders give you the ability to watch analog TV yet also provide you with the future capability to watch digital TV.

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

The MediaMVP™ also provides an on-TV-screen display of media directory listings. It receives commands from the supplied remote control, and sends these commands to the PC server. The TV menus are created on the PC server, sent over the Ethernet LAN and displayed by the MediaMVP™’s browser. The MediaMVP™’s remote control allows a user to pause, fast forward and rewind through videos, plus pause music and picture shows. A user can adjust the audio volume from MediaMVP™’s remote control, avoiding the need to use the TV’s remote control.

Other Products

(i)                                     Video Capture Products

Our ImpactVCB Video Capture Board (“ImpactVCB”) is a low cost PCI board for high performance access to digitized video.  Designed for PC-based video conferencing and video capture in industrial applications, the ImpactVCB features “live” video-in-a-window, still image capture and drivers for Windows® 2000, Windows® XP, Windows® NT and Windows® 98. There are third party drivers and applications for use with the Linux operating system.

Our USB Live is an easy way to watch video, grab images and video conference on the PC with the addition of a camera.  It plugs into the PC’s USB port for easy installation and brings video into users’ PCs from their camcorder or VCR.  Users can create video movies, save still and motion video images onto their hard disk with our software, and video conference over the internet with the addition of a camera or camcorder.

 Software Recording Products

Our “Wing” software, which we anticipate selling in early 2006,  enables the user to record TV shows on a personal computer for playback on the Sony Playstation Portable (PSP), Apple iPod and other portable video players. Wing can also convert existing TV recordings to the PSP and iPod formats. With the emergence and popularity of portable video players, our Wing product provides an easy solution for recording live TV shows for playback on these devices. With the emergence and popularity of portable video players, our Wing software provides and easy solution for recording live TV shows for playback on these portable video player devices.

TECHNOLOGY

Analog TV Technology

We have developed five generations of products which convert analog video into digital video since our first such product was introduced in 1991.

The first generation of WinTV® products put the TV image on the PC screen using chroma keying, requiring a dedicated “feature connector cable” between the WinTV® and the VGA (video) board. Our initial customers were mostly professional PC users, such as financial market professionals who needed to be able to view stock market related TV shows while spending many hours on their PCs, who found having TV in a window on their desktop useful and entertaining.

In 1993, we invented a technique called “smartlock”, which eliminated the need for the “feature connector cable.” In 1994, we introduced the WinTV®-Celebrity generation of TV tuner boards based on this smartlock technology, greatly improving customer satisfaction. At the time, our CinemaPro series of WinTV® boards then used smartlock and other techniques to further reduce cost and improve performance.

In June 1996, we introduced the WinTV®-PCI line of TV tuner boards for PCs. These boards were developed to eliminate the relatively expensive smartlock circuitry and memory used on the WinTV®-Celebrity and CinemaPro products. The WinTV®-PCI used a technique called “PCI Push” and was designed to be used in the then emerging Intel® Pentium® market. These Pentium®-based PCs had a new type of system expansion “bus”, called the PCI bus, which allowed data to be moved at a much higher rate than the older ISA bus, which the previous WinTV® generations used. The “PCI Push” technique moves the video image 30 times per second (in Europe the image is moved 25 times per second) over the PCI bus.  In addition to being less expensive to manufacture, the WinTV®-PCI had higher digital video movie capture performance than the previous generations, capturing video at up to 30 quarter screen frames per second.  With this higher performance capture capability, the WinTV®-PCI found new uses in video conferencing, video surveillance and internet streaming video applications.

The fourth generation analog TV receivers are the WinTV®-PVR models which were first developed during fiscal 2000 and introduced to the market in early fiscal 2001. The WinTV®-PVRs include both internal PCI and external USB TV receivers which are designed to add the ability to record TV shows to a PC’s hard disk. The core technology in the WinTV®-PVR products is a hardware MPEG encoder, which compresses analog video from a TV tuner or external video source into an MPEG format in real time. MPEG is the compression format used on DVDs and for the transmission of digital TV.  This MPEG encoder is a purchased chip, to which we add our driver and application software to create the recording and program pause functions. Our WinTV®2000 application was enhanced to add the functions needed to record, pause and play back TV on a PC screen.

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

Our MediaMVP™ contains our newest technology. Based on the Linux operating system, the MediaMVP™ works in a client/server system with a PC, communicating with the PC ‘server’ and receiving digital media from the PC and displaying the media on a TV set. The core technology to the MediaMVP™ comprises the configuration and enhancements to the Linux operating system, the user interface displayed on the TV set, and the technology to transmit digital media reliably over the local area network.

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

As of date of this Annual Report on Form 10-K, we have three research and development (“R & D”) operations: one based in our Hauppauge, New York headquarters, one based in California and one based in Taiwan, ROC.  The California R&D operation develops the Eskape™ Labs products, while the New York R&D and Taiwan operation is aimed at extending the range and features of the WinTV-PVR products, developing additional externally attached TV products, additional high-definition digital TV products and portable digital players.

The technology underlying our products and certain other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business.

We maintain an ongoing R & D program. Our future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We continue to invest in R&D. We spent approximately $2,494,000, $2,021,000 and $1,902,000 for R & D expenses for the years ended September 30, 2005, 2004 and 2003, respectively.  There can be no assurance that our future research and development will be successful or that we will be able to foresee, and respond to, advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.  See “Item 1A- Risk Factors.”

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

Certain component parts, such as TV tuners, video decoder chips and software compression chips, plus certain assembled products, such as the DEC and WinTV-DVB, that are essential to our business are available from a single source or limited sources.  Other essential component parts that are generally available from multiple sources may be obtained by us from only a single source or limited sources because of pricing concerns. See “Item 1A - Risk Factors.”

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

Where a product utilizes a new component, initial capacity constraints of the supplier of that component may exist until such time as the supplier’s yields have matured.

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

During fiscal 2005 and fiscal 2004, other than for purchased assembled products like the DEC, WinTV-DVB and WinTV-USB2, all manufacturing was performed by two unrelated contract manufacturers in Asia, which produce products for our domestic, Asian and European markets. Product design specifications are provided to ensure proper assembly. Contract manufacturing is primarily done on a consignment basis, in which we provide all the significant component parts and we pay for assembly charges and for certain parts for each board produced. Some boards are purchased on a turnkey basis, in which all components and labor are provided by the manufacturer, and the manufacturing price includes parts and assembly costs. We monitor the quality of the finished product produced by our contract manufacturers. We have qualified five contract manufacturers who are capable of producing our products to our standards, but only utilize two out of the five contract manufacturers. During fiscal 2005, these two contract manufacturers handled all of our domestic and international production. If demand were to increase dramatically, we believe additional production could be absorbed by these and the other qualified contract manufacturers.

During a portion of fiscal 2003, we produced some of our European products through a contract manufacturer in Austria. The production was done on a consignment basis with assembly, testing and reworks being handled there.  The packaging and shipping of the product to customers was done at our Ireland facility. By shifting the production of boards sold in Europe to a European facility, we saved on shipping costs and duties on boards entering Europe.  For fiscal 2005 and 2004, we did not engage any contract manufacturers in Europe.

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

CUSTOMERS AND MARKETS

We primarily market our products to the consumer market. To reach this market, we sell to a network of computer retailers in the U.S., Europe and Asia and through computer products distributors. To attract new users to our products, from time to time we run special promotions and participate in cooperative advertising with computer retailers. We actively participate in trade shows to educate and train key computer retail marketing personnel. Most of our sales and marketing budget is aimed at the consumer market.

Apart from the typical home user, we also target business users. One example of a business application is in the securities brokerage industry where our product is primarily used to display financial TV shows in a window on a broker’s PC screen while the PC continues to receive financial information. We have sold our WinTV® products on an OEM basis to two large financial services information providers for incorporation into their workstations, and several independent financial institutions. This market segment is typically project-based.

We also offer our products to PC OEMs that either embed a WinTV® product in a PC that they sell, or sell the WinTV® as an accessory to the PC.

Distribution to the Retail Market

During fiscal 2005, net sales to distributors and retailers totaled approximately $57,800,000, or 74% of our net sales compared to approximately $55,495,000 or 85% and $44,404,000 or 87%, for the years ended September 30, 2004 and 2003, respectively.  We have no exclusive distributor or retailer and sell through a multitude of retailers and distributors. For fiscal 2005, we had no single customer which accounted for more than 10% of our net sales. For fiscal 2004, we had one customer (Ingram Micro Macrotron) which accounted for about 12% of our net sales.

Sales to OEMs

The OEM business is one where a PC manufacturer incorporates our products into an item sold under the OEM’s label. Factors that could impact the expansion of our OEM business include the ability to successfully negotiate and implement new agreements with OEMs. The OEM business is often project based, where the OEM builds a specially configured PC to implement a project for a customer.

OEM sales do not require the same level of marketing, promotional and product support as retail sales. As a result of the lower sales and marketing support OEM support costs, OEM sales usually yield lower gross profit margins than retail sales.

Our sales to OEMs totaled approximately $20,657,000, $9,844,000 and $6,552,000 for the years ended September 30, 2005, 2004 and 2003, respectively.  We sold our products to a variety of OEM customers, none of which accounted for more than 10% of total sales in any of the three years ended September 30, 2005. Sales to OEM customers accounted for approximately 26%, 15% and 13% of our net sales for fiscal 2005, 2004 and 2003, respectively.

Marketing and Sales

We market our products both domestically and internationally through our sales offices in the U.S. (New York and California), Germany, the United Kingdom, France, Taiwan and Singapore, plus through independent sales representative offices in the Netherlands, Spain, Scandinavia, Poland and Italy. For the fiscal years ended September 30, 2005, 2004 and 2003, approximately 46%, 34% and 32% of our net sales were made within the U.S., respectively, while approximately 54%, 66% and 68% were made outside the United States, respectively.

Our WinTV®-PCI, WinTV-USB, WinTV-PVR-150/250/350/USB2 products and digital WinTV®-DVB products contributed 10.57%, 8.30%, 33.90% and 13.89% respectively of our consolidated revenue for fiscal year 2005 and our hybrid video recorder products, which were introduced during fiscal 2005, contributed 4.21% of our consolidated revenue.

Our WinTV®-PCI, WinTV®-USB, WinTV®-PVR-250/350/USB2  products and digital WinTV®-DVB products contributed 18.65%, 15.33%, 21.12% and 19.63% respectively of our consolidated revenue for fiscal year 2004 and 28.18%, 15.61%, 14.44% and 24.33% respectively of our consolidated revenue for fiscal year 2003.

More information on our geographic segments can be obtained from “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to the “Consolidated Financial Statements which comprise part of this Annual Report on Form 10-K.

From time to time we advertise our products in a number of PC magazines. We also participate in retailers’ market promotion programs, such as store circulars and promotions and retail store displays.  These in-store promotional programs, magazine advertisements, plus a public relations program aimed at editors of key PC computer magazines and an active web site on the internet, are the principal means of getting our product introduced to end users. Our sales in computer retail stores are closely related to the effectiveness of these programs, along with the technical capabilities of the products. We also list our products in catalogs of various mail order companies and attend worldwide trade shows.

We currently have 12 sales people located in Europe, 3 sales people in the Far East and 3 sales people in the U.S., located in New York and California. In addition to our sales people we also utilize the services of 7 manufacturer representatives in the United States and 5 manufacturer representatives in Europe.

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to a discussion on the impact seasonality has on our sales.

FOREIGN CURRENCY FLUCTUATIONS

For each of the past three fiscal years, at least 50 %  of our sales were generated by our European subsidiary and were:

•                  Invoiced in local currency - primarily the Euro

•                  Collected in local currency - primarily the Euro

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

As of September 30, 2005, we had foreign currency contracts outstanding of approximately $3,028,000 against the delivery of the Euro. These contracts expire from October 2005 through December 2005.  Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”.  We recorded a gain of $235,817 for the twelve months ended September 30, 2005 on our statement of comprehensive income (loss).  As of September 30,  2005, a deferred gain of $136,418, reflecting the cumulative mark to market gains of our derivatives,  was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

We use the average monthly forward contract exchange rate to translate our Euro denominated sales into our U.S. dollar reporting currency. For the twelve month period ending September 30, 2005, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in an increase in sales of $612,092. This sales increase is related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts.  For the twelve month period ending September 30, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales increase of $909,326.

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to the impact of foreign currency exchange fluctuations.

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

PATENTS, COPYRIGHTS AND TRADEMARKS

With the proliferation of new products and rapidly changing technology, there is a significant volume of patents and other intellectual property rights held by third parties. There are a number of companies that hold patents for various aspects of the technologies incorporated in some of the PC and TV industries’ standards.  Given the nature of our products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted by third parties against us.  We expect that parties seeking to gain competitive advantages will increase their efforts to enforce any patent or intellectual property rights that they may have.  The holders of patents from which we may have not obtained licenses may take the position that it is required to obtain a license from them.

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

On March 18, 2003, the trade name “Hauppauge” was registered with the United States Patent and Trademark Office. On December 27, 1994, our trademark, “WinTV®”, was registered with the United States Patent and Trademark Office. In fiscal 2004 we registered with the United States Patent and Trademark Office the trade names SoftPVR®, HardPVR® and MediaMVP®.

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

EMPLOYEES

As of September 30, 2005, we employed 138 people domestically and internationally, including our executive officers, all of which are full-time, none of which are represented by a union.

CORPORATE STRUCTURE

Hauppauge Digital Inc. was incorporated in the state of Delaware on August 2, 1994. Listed below is a chart depicting our corporate structure.

Corporate Organization Chart

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

•                                          Sales administration

•                                          Technical support

•                                          Product and material procurement support

•                                          Contract manufacturer and production support

In addition to Hauppauge Digital Europe S.à.r.l’s wholly owned subsidiaries,  Hauppauge Digital Europe S.à.r.l also has a branch office in Blanchardstown, Ireland, which functions as our European distribution center and is responsible for:

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

ITEM  1A.      RISK FACTORS

Because of the following factors, as well as other variables affecting operating results and financial condition, past performance my not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends for future periods.

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

These resellers may not effectively promote or market our products or they may experience financial difficulties and even close operations.  These dealers and retailers are not contractually obligated to sell our products. Therefore, they may, at any time:

•                                    refuse to promote our products and

•                                    discontinue the use of our products in favor of a competitor’s product

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

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business, operating results and financial condition.  We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products.  We expended approximately $2,494,000, $2,021,000 and $1,902,000 for research and development expenses for the years ended September 30, 2005, 2004 and 2003, respectively. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.

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

For each of the past three fiscal years, at least 50 % of our sales were generated by our European subsidiary and were:

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

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to the impact of foreign currency exchange fluctuations.

We may be unable to develop new products that meet customer requirements in a timely manner.

Our success is dependent on our ability to continue to introduce new products with advanced features, functionality and performance that our customers demand. We may not be able to introduce new products on a timely basis, that are accepted by the market, and that sell in quantities sufficient to make the products viable for the long-term. Sales of new products may negatively impact sales of existing products.  In addition, we may have difficulty establishing our products’ presence in markets where it does not currently have significant brand recognition.

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

During fiscal 2005, we subcontracted the manufacturing and assembly of our products to three independent third parties at facilities in various countries.

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

If our significant subcontractors become unable or unwilling to continue to manufacture these products in required volumes, we will have to identify qualified alternate subcontractors. Additional qualified subcontractors may not be available, or may not be available on a timely or cost competitive basis. Any interruption in the supply of, or increase in, the cost of the products manufactured by third party subcontractors could have a material adverse effect on our business, operating results and financial condition.

We are dependent upon single or limited source suppliers for our components and assembled products.  If these suppliers do not meet the demand, either in volume or quality, then we could be materially harmed.

If the supply of a key component or assembled product, such as the DEC and WinTV®-DVB, were to be delayed or curtailed or in the event a key manufacturing or sole vendor delays shipment of such components or completed products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. Our business, operating results and financial condition could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. We attempt to mitigate these potential risks by working closely with our key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels.  We are also seeking out alternative sources for assembled products, making us less dependent on a single or limited source.

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

Managing our inventory is complicated by fluctuations in the demand for our products as well as the issues of using contract manufacturers and procuring components from suppliers mentioned above. As we must plan to have sufficient quantities of products available to satisfy our customers’ demands, we sometimes accumulate inventory for a period of time to minimize the impact of possible insufficient capacity or availability of components from our manufacturers and suppliers. Although we expect to sell the inventory within a short period of time, products may remain in inventory for extended periods of time and may become obsolete because of the passage of time and the introduction of new products or new components within existing products. In these situations, we would be required to write off obsolete inventory which could have a material adverse effect on our business, operating results and financial condition.

We may need financing, and may not be able to raise financing on favorable terms, if at all, which could limit our ability to grow and increase our costs.

We anticipate that we may need to raise additional capital in the future to continue our long term expansion plans, to respond to competitive pressures or to respond to unanticipated requirements. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms, if at all. Our failure or inability to obtain financing on acceptable terms could require us to limit our plans for expansion, incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute existing stockholders’ holdings or discontinue a portion of our operations, each of which could have a material adverse effect on our business, operating results and financial condition.

We may become involved in costly intellectual property disputes.

With the proliferation of new products and rapidly changing technology, there is a significant volume of patents and other intellectual property rights held by third parties. There are a number of companies that hold patents for various aspects of the technologies incorporated in some of the PC and TV industries’ standards.  Given the nature of our products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted by third parties against us.  We expect that parties seeking to gain competitive advantages will increase their efforts to enforce any patent or intellectual property rights that they may have.  The holders of patents from which we may have not obtained licenses may take the position that it is required to obtain a license from them.

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

If any such opportunity involves the acquisition of a business, we cannot be certain that:

•                                          we will successfully integrate the operations of the acquired business with our own

•                                          all the benefits expected from such integration will be realized

•                                          management’s attention will not be diverted or divided, to the detriment of current operations

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

We develop complex products for TV and video processing. Despite testing by our engineers, subcontractors and customers, errors may be found in existing or future products. This could result in, among other things, a delay in recognition of sales, loss of sales, loss of market share, failure to achieve market acceptance or substantial damage to our reputation. We could be subject to material claims by customers, and may need to incur substantial expenses to correct any product defects. We do not have product liability insurance to protect against losses caused by defects in our products, and we also do not have “errors and omissions” insurance. As a result, any payments that we may need to make to satisfy our customers may be substantial and may result in a substantial charge to earnings.

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

•                                          the timing of our new product announcements and of announcements by our competitors

•                                          increased competition, including changes in pricing by us and our competitors

•                                          delays in deliveries from our limited number of suppliers and subcontractors; and

•                                          difficulty in implementing effective cost management constraints

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 54%, 66% and 68% of sales for the years ended September 30, 2005, 2004 and 2003 respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period. Accordingly, any sales or net income in any particular period may be lower than the sales and net income in a preceding or comparable period. Period-to-period comparisons of our results of operations may not be meaningful, and should not be relied upon as indications of our future performance. In addition, our operating results may be below the expectations of securities analysts and investors in future periods. Failure to meet such expectations, should such an event occur, will likely cause our share price to decline.

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

•              market growth forecasts

•              technological innovations

•              mergers and acquisitions

•              announcements of quarterly operating results

•              overall U.S. and international economic health

•              stability of the U.S. and international securities markets

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

Our Amended and Restated By-Laws and the Rights Agreement in which we are party to may have anti-takeover effects, limiting the ability of outside stockholders to seek control of management, and any premium over market price that an acquirer might otherwise pay may be reduced and any merger or takeover may be delayed.

Effective August 16, 2001, the Board of Directors unanimously approved Amended and Restated By-laws for us (the “By-Laws”).  The By-Laws do not permit stockholders to call a special meeting of stockholders and consequently, an expensive proxy contest cannot occur other than in connection with the annual meeting of stockholders.  The By-laws also impose strict requirements for shareholder proposals and nominations of prospective Board members other than those nominated by or at the discretion of the Board of Directors.  These amendments may collectively or individually impact a person’s decision to purchase voting securities in our Company and may have anti-takeover effects in that any merger or takeover may be delayed.  Accordingly, any premium over market price that an acquirer might otherwise pay may be reduced.

On July 19, 2001, the Board of Directors declared a dividend distribution of one Right for each outstanding share of the our Common Shares to stockholders of record at the close of business on August 5, 2001.  Each Right entitles the registered holder to purchase from us one Common Share at a purchase price of $11.00 per share, subject to adjustment and terms set out in the Rights Agreement between us and North American Transfer Agent, as Rights Agent.  The Rights may have certain anti-takeover effects.  The Rights will cause substantial dilution to a person or group that attempts to acquire us in a manner which causes the Rights to become discount Rights unless the offer is conditional on a substantial number of Rights being acquired.  Accordingly, any premium over market price that an acquirer might otherwise pay may be reduced.

No dividends and none anticipated.

We have never paid any cash dividends on our common stock and do not contemplate or anticipate paying any cash dividends on our Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the business.

From time to time, information provided by us, statements made by our employees or information provided in our Securities and Exchange Commission filings, including information contained in this Annual Report on Form 10-K, may contain forward looking information. Our actual future results may differ materially from those projections or statements made in such forward looking information as a result of various risks and uncertainties, including, but not limited to, rapid changes in technology, lack of funds for research and development, competition, proprietary patents and rights of others, loss of major customers, loss of sources of supply for our components, non-availability of management, government regulation, currency fluctuations and our inability to profitably sell our products. The market price of our Common Stock may be volatile at times in response to fluctuations in our quarterly operating results, changes in analysts’ earnings estimates, market conditions in the computer hardware industry, seasonality of the business cycle, as well as general conditions and other external factors.

ITEM  1B.      UNRESOLVED STAFF COMMENTS

Not applicable

ITEM  2.         DESCRIPTION OF PROPERTY

We occupy a facility located in Hauppauge New York and use it for executive offices and for the testing, storage and shipping of our products.  In February 1990, Hauppauge Computer Works, Inc., a wholly-owned subsidiary of ours (“HCW”), entered into a lease (the “1990 Lease”), with Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, our Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing and the holder of approximately 8.8% of our Common Shares as of September 30, 2005,  Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 5.9% of our Common Shares as of September 30, 2005 and Laura Aupperle, believed by us to be the holder of approximately 10.5% of our Common Shares, including Common Shares attributed to the Estate of Kenneth R. Aupperle.  Ladokk Realty Co., LLC is the successor to Ladokk Realty Co.  As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly, and subject to 5% annual increases effective February 1st of each year.  We were also obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease.  Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by us.

On February 17, 2004, HCW and Ladokk terminated the 1990 Lease and HCW entered into a new lease agreement with Ladokk Realty Co., LLC (the “2004 Lease”).  The 2004 Lease term is for five years and terminates on February 16, 2009.  The annual rent under the 2004 Lease is $360,000, payable monthly.  We are also obligated to pay real estate taxes and operating costs of maintaining the premises subject to such lease.  Concurrently with the new lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require us to sign a guarantee.  Accordingly, we no longer guarantee the landlord’s mortgages.

Our Audit Committee is in the process of evaluating the 2004 lease. See “Item 13, Certain Relationships and Related Transactions”.

Our subsidiary, Hauppauge Computer Works, Inc., occupies a shared office facility at the Danville Business Center in Danville, California.  We use the California office as our western region sales office and for marketing our Eskape™ Labs product line.  The lease expires on May 31, 2006 and requires us to pay an annual rent, which includes telecommunications services, of approximately $11,500.

Our German subsidiary, Hauppauge Computer Works GmbH, occupies approximately 6,000 square feet in Mönchengladbach, Germany. It is used as our European sales office and customer support center.  It also has a product demonstration room and a storage facility.  Hauppauge Computer Works GmbH pays an annual rent of approximately $52,000 for this facility pursuant to a rental agreement, which expires on October 31, 2006.

Our Singapore subsidiary, Hauppauge Digital Asia Pte. Ltd., occupies approximately 5,400 square feet in Singapore, which it uses as a sales and administration office and for the testing, storage and shipping of our products. The lease expires on November 30, 2006 and calls for an annual rent of approximately $61,000. The rent includes an allocation for common area maintenance charges.

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

ITEM 3.          LEGAL PROCEEDINGS

We were involved in arbitration proceedings before the American Arbitration Association, which had been brought against us by the estate of the late Mr. Kenneth Aupperle, one of our founders and former President (“Estate”).  The Estate was claiming property rights and interest in our Company, certain amounts due and owing to the Estate based on various corporate agreements with Mr. Aupperle and certain insurance policies,  which amounts were claimed to be not less than $2,500,000. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250.  No other fees or expenses were awarded.  We accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award. The award was paid in May 2004.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following proposals were submitted to the stockholders for approval at the Annual Meeting of Stockholders held on July 25, 2005  at our offices:

Proposal No. 1:   Election of Directors

The following directors were elected by the votes indicated:

	For	Withheld
Kenneth Plotkin	8,434,358	54,002
Bernard Herman	8,223,243	351,117
Robert S. Nadel	8,492,009	46,351
Christopher G. Payan	8,491,559	46,801
Neal Page	8,493,509	44,851
Seymour G. Siegel	8,491,359	47,001

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           The principal market on which our common stock (the “Common Stock”) is traded is the over-the- counter market.  The Common Stock is quoted on the NASDAQ National Market and its symbol is HAUP.  The table below sets forth the high and low bid prices of our Common Stock as furnished by NASDAQ for the periods indicated. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended September 30, 2005	High	Low
First Quarter	6.19	3.37
Second Quarter	6.24	3.96
Third Quarter	4.32	3.45
Fourth Quarter	4.22	3.34

Fiscal Year Ended September 30, 2004	High	Low
First Quarter	2.98	2.28
Second Quarter	8.15	2.31
Third Quarter	9.73	5.25
Fourth Quarter	5.31	3.10

(b)           We have been advised by our transfer agent, North American Transfer Co. that the approximate number of holders of record of our Common Stock as of June 17, 2005 was 161.  We believe there are in excess of 5,400 beneficial holders of our Common Stock.

(c)          No cash dividends have been paid during the past two years. We have no present intention of paying any cash dividends in our foreseeable future and intend to use our net income, if any, in our operations.

The table below summarized repurchases of our common stock under our stock repurchase program:

				Maximum
			Total number	number
	Total	Average	of shares	of shares
	Number	Price	purchased as	that may yet
	of shares	Paid per	part of publicly	be purchased
	Purchased	Share	announced plan	under the plan
Purchases as of September 30, 2003	542,067	$2.76	542,067	307,933
August 1 to August 31	15,000	3.44	15,000	292,933
September 1 to September 30	10,000	3.54	10,000	282,933
Purchases as of September 30, 2004	567,067	$2.79	567,067	282,933
October 1 to October 31	5,000	3.49	5,000	277,933
February 1 to February 28	20,000	4.57	20,000	257,933
March 1 to March 31	10,000	4.08	10,000	247,933
April 1 to April 30	5,200	4.39	5,200	242,733
August 1 to August 31	280	3.75	280	242,453
Purchases as of September 30, 2005	607,547	$2.89	607,547	242,453

On November 8, 1996, we approved a stock repurchase program.  The program authorizes us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997.

The information required by this Item regarding equity compensation plans is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

ITEM 6.          SELECTED FINANCIAL DATA

The following selected financial data with respect to our financial position and our results of operations for each of the five years in the period ended September 30, 2005 set forth below has been derived from our audited consolidated financial statements. The selected financial information presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data	2005	2004	2003	2002	2001
	(in thousands, except for per share amounts)
Net Sales	$78,458	$65,339	$50,956	$42,797	$50,910
Cost of sales	60,599	48,045	38,715	31,661	42,056
Gross Profit	17,859	17,294	12,241	11,136	8,854
Selling, general and administrative expenses	13,903	12,320	10, 818	9,069	10,282
Research & development expenses	2,494	2,021	1,902	1,592	1,510
Legal expenses related to arbitration and litigation proceedings	—	354	78	—	—
Arbitration proceeding	—	206	—	—	—
Litigation proceeding	—	427	—	—	—
Write off of goodwill	—	—	—	—	702
Litigation settlement	—	—	—	—	213
Income (loss) from operations	1,462	1,966	(557)	475	(3,853)

Other Income (Expense):
Interest income	13	7	16	35	42
Interest expense	—	—	—	—	(31)
Life insurance proceeds	—	—	—	—	2,000
Foreign currency	61	2	34	(93)	(9)
Income (loss) before taxes	1,536	1,975	(507)	417	(1,851)
Income tax provision	149	150	307	69	750
Income (loss) before cumulative effect of a change in accounting principle	1,387	1,825	(814)	348	(2,601)
Cumulative effect of a change in accounting principle	—	—	—	—	319
Net income (loss)	$1,387	$1,825	$(814)	$348	$(2,282)
Per share results-basic:
Income (loss) before cumulative effect of a change in accounting principle	$0.15	$0.20	$(0.09)	$0.04	$(0.29)
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$0.03
Net income (loss) per share-basic	$0.15	$0.20	$(0.09)	$0.04	$(0.26)
Per share results-diluted:
Income (loss) before cumulative effect of a change in accounting principle	$0.14	$0.19	$(0.09)	$0.04	$(0.29)
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$0.03
Net income (loss) per share-diluted	$0.14	$0.19	$(0.09)	$0.04	$(0.26)
Weighted average shares outstanding:
Basic	9,431	8,999	8,867	8,887	8,910
Diluted	9,988	9,668	8,867	9,002	8,910
Consolidated Balance Sheet Data (at period end):
Working capital	$15,335	$13,760	$10,860	$11,266	$10,258
Total assets	32,116	32,071	21,650	19,846	18,784
Stockholders’ equity	15,941	14,327	11,468	11,967	11,686

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Twelve months ended September 30, 2005 compared to September 30, 2004.

Results of operations for the twelve months ended September 30, 2005 compared to September 30, 2004 are as follows:

	Twelve	Twelve
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	9/30/05	9/30/04		$2005	2004	Variance
Net Sales	$78,457,785	$65,339,583	$13,118,202	100.00%	100.00%	0
Cost of sales	60,599,066	48,045,365	12,553,701	77.24%	73.53%	3.71%
Gross Profit	17,858,719	17,294,218	564,501	22.76%	26.47%	-3.71%
Gross Profit%	22.76%	26.47%	-3.71%
Expenses:
Sales & Marketing	9,907,606	8,383,807	1,523,799	12.63%	12.83%	-0.20%
Technical Support	516,533	463,412	53,121	0.66%	0.71%	-0.05%
Legal expenses related to litigation & arbitration proceedings	—	354,050	(354,050)	0.00%	0.54%	-0.54%
General & Administrative	3,479,278	3,472,586	6,692	4.44%	5.32%	-0.88%
Total Selling, General and Administrative costs	13,903,417	12,673,855	1,229,562	17.73%	19.40%	-1.67%
Research & Development	2,493,710	2,020,824	472,886	3.18%	3.09%	0.09%
Total expenses	16,397,127	14,694,679	1,702,448	20.91%	22.49%	-1.58%
Net operating income before arbitration & litigation	1,461,592	2,599,539	(1,137,947)	1.85%	3.98%	-2.13%
Arbitration & litigation items:
Arbitration proceeding	—	206,250	(206,250)	0.00%	0.32%	-0.32%
Litigation proceeding	—	427,000	(427,000)	0.00%	0.65%	-0.65%
Net operating income	1,461,592	1,966,289	(504,697)	1.85%	3.01%	-1.16%

Other income :
Interest income	13,684	6,054	7,630	0.02%	0.01%	0.01%
Foreign currency	60,833	2,302	58,531	0.08%	0.00%	0.08%
Total other income	74,517	8,356	66,161	0.10%	0.01%	0.09%
Income before taxes on income	1,536,109	1,974,645	(438,536)	1.95%	3.02%	-1.07%
Taxes on income	149,356	149,497	(141)	0.19%	0.23%	-0.04%
Net income	$1,386,753	$1,825,148	$(438,395)	1.76%	2.79%	-1.03%

Net sales for the twelve months ended September 30, 2005 increased $13,118,202 compared to the twelve months ended September 30, 2004 as shown on the table below.

			Increase (decrease)	Increase	Percentage of sales by
	Twelve Months	Twelve Months	Dollar	(decrease)	Geographic region
Location	ended 9/30/05	ended 9/30/04	Variance	Variance%	2005	2004
Domestic	$36,508,354	$22,219,561	$14,288,793	64%	46%	34%
Europe	39,928,765	42,249,996	(2,321,231)	-5%	51%	65%
Asia	2,020,666	870,026	1,150,640	132%	3%	1%
Total	$78,457,785	$65,339,583	$13,118,202	20%	100%	100%

The primary factors contributing the sales increase were:

•      Increased volume of PVR-150 Amity 2 OEM sales due to increased program volume of $10,311,218

•      Stronger demand for retail PVR-150/350 Amity 2 products due to exposure generated from media center system sales of $5,801,072

•      Increased Nova-T terrestrial PCI and USB sales of $4,264,999

•      Increased PVR-USB sales due to price reduction and media center awareness of $1,978,093

•      Introduction of hybrid video recorder boards of $3,299,196

•      Increase in our average Euro to USD contract rate of about 6.58% (1.2690 versus 1.1907) for the twelve months ended September 30, 2005 compared to the twelve months ended September 30, 2004, which yielded higher converted Euro to USD sales

The sales increases were offset by the following negative trends:

•      Decrease in PCI analog product sales of $3,687,740

•      Decrease in USB analog sales of $3,507,691

•      Decrease in Digital video satellite product of $2,847,484

•      Decrease in Media MVP sales-primarily due initial fiscal 2004 introductory sales of $1,719,641

•      Decrease in DEC set top digital boxes of $420,548

Net sales to domestic customers were 46% of net sales for the twelve months ended September 30, 2005 compared to 34% for the twelve months ended September 30, 2004.  Net sales to European customers were 51% of net sales for the twelve months ending September 30, 2005 and 65% for the twelve months ended September 30 2004.  Net Sales to Asian customers were 3% for the periods ending September 30, 2005 and 1% for the twelve months ended September 30, 2004.

Seasonal nature of sales

Percent of sales by quarter-fiscal 2003 through fiscal 2005

As the chart above indicates, there is a seasonal pattern to our quarterly sales.  Listed below are the primary causes of our seasonal sales:

•      Our product is sold through retail outlets or to Original Equipment Manufacturers (OEM’s) who include our product in their computer system. Spurred on by the holiday spending, our sales during our first fiscal quarter, which encompasses the holiday season, have historically been the highest of our fiscal year.

•      Our fiscal second quarter is historically our second best sales quarter.  Post holiday sales, mid year school computer purchases and disposable income generated from year end bonuses, gift certificates, holiday cash gifts fuel the sales of our second quarter.

•      We sell over 50% of our sales into the European market.  During the latter part of our fiscal third quarter and into the first half of our fiscal fourth quarter, we experience a slowdown due to the summer holiday period in Europe. We also see decreased spending in the U.S during the summer months.  This has historically caused sales of our fiscal third quarter and fourth quarter to be the lowest for the year.

Although our strategy has been to diversify our sales to minimize the seasonal nature of our business, we anticipate similar seasonal trends for the near term future.

Gross Profit

Gross profit increased $564,501 for the twelve months ended September 30, 2005 compared to the twelve months ended September 30, 2004.

The increases and (decreases) in the gross profit are detailed below:

Increase
(decrease)
Due to increased sales	$4,514,903
Lower gross profit on retail products due sales mix	(477,378)
Effect on gross margin due to lower margin OEM sales	(2,263,760)
Due to increases in labor related and other costs	(1,209,264)
Total increase in gross profit	$564,501

Gross profit percentage for the twelve months ended September 30, 2005 was 22.76% compared to 26.47% for the twelve months ended September 30, 2004, a decrease of 3.71%.

The increases and (decreases) in the gross profit percent are detailed below:

Increase
(decrease)
Lower gross profit on retail products due sales mix	(0.61)%
Effect on gross margin due to lower margin OEM sales	(2.89)%
Due to increases in labor related and other costs	(0.21)%
Net decrease in gross profit percent	(3.71)%

The decrease in the gross profit percent of 3.71% was primarily due to:

•      Lower gross profit percent on retail sales which resulted in a decrease of 0.61%

A combination of lower maturing product sales and the market dynamics for new products resulted in a sales mix which yielded a lower gross profit percentage compared to fiscal 2004

•      High sales percentage of OEM sales which resulted in a decrease of 2.89%

OEM sales, which yielded a gross profit of 13.35% accounted for 26.33% of sales for the twelve months ended September 30, 2005, as opposed to 12.43% of sales at a gross profit of 10.79% for the twelve months ended September 30, 2004.

•    Labor related and other costs which resulted in a gross profit decrease of 0.21%

 Labor related and other costs contributed to a 0.21% decrease in gross profit percent compared to the twelve months ended September 30, 2004.  This was due to the increase in labor related and other costs of 23.28% exceeding the increase in net sales of 20.08%.

Volatility of Gross Profit percent:

Gross profit percent (%) by quarter-fiscal 2003 through fiscal 2005

The chart above details the quarterly fluctuations in gross profit percent. Over the last twelve quarters ending with the fourth quarter of fiscal 2005, the gross profit percent has ranged from a low of 21.71% to a high of 29.34%.

Factors affecting the volatility of our gross profit percent are:

•      Mix of product.  Gross profit percents vary within our retail family of products as well as for OEM products. Varying sales mix of these different product lines affect the quarterly gross profit percentage.

•      Fluctuating quarterly sales caused by seasonal trends.  Embedded as a component of cost of sales are certain fixed costs, mainly for production, warehouse labor and the overhead cost of our Ireland distribution facility. Due to this, when unit and dollar sales decline due to seasonal market trends, these fixed costs get spread over lower unit and dollar sales, which increase the product unit costs and increase the fixed costs as a percentage of sales.

•      Competitive pressures. Our market is constantly changing with new competitors joining our established competitors. These competitive pressures from time to time result in declining prices, which can reduce gross profit.

•      Supply of component parts. In times when component parts are in short supply, we have to manage price increases. Conversely, when component parts’ supply is high, we may be able to secure price decreases.

•      Sales volume.  As unit sales volume increases, we have more leverage in negotiating volume price decreases with our component suppliers and our contract manufacturers.

•      Cost reductions. We evaluate the pricing we receive from our suppliers and our contract manufacturers and we are constantly looking to achieve component part and contract manufacturer cost reductions.

•      Volatility of fuel prices.  Increases in fuel costs are reflected in the amounts we pay for the delivery of product from our suppliers and the amounts we pay for deliveries to our customers. Therefore, increasing fuel prices increase our freight costs and negatively impact our gross profit.

Managing product mix through market strategy and new products, moderating seasonal trends, efficiently managing shipments and achieving cost reductions are a Company priority and critical to our competitive position in the market.  Although our goal is to optimize gross profit and minimize gross profit fluctuations, in light of the dynamics of our market, we anticipate the continuance of gross profit percent fluctuations.

The chart below illustrates the components of Selling, General and Administrative costs, inclusive of legal expenses related to litigation and arbitration proceedings:

	Twelve months ended September 30,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2005	2004	(Decrease)	2005	2004	(decrease)
Sales and Marketing	$9,907,606	$8,383,807	$1,523,799	12.63%	12.83%	-0.20%
Technical Support	516,533	463,412	53,121	0.66%	0.71%	-0.05%
Legal expenses related to litigation & arbitration proceedings	—	354,050	(354,050)	0.00%	0.54%	-0.54%
General and Administrative	3,479,278	3,472,586	6,692	4.44%	5.32%	-0.88%
Total	$13,903,417	$12,673,855	$1,229,562	17.73%	19.40%	-1.67%

Selling, General and Administrative expenses increased $1,229,562 from the prior year.  As a percentage of sales, Selling, General and Administrative expenses decreased by 1.67% when compared to the twelve months ended September 30, 2004.

The increase in Sales and Marketing expense of $1,523,799, which accounted for approximately 124% of the total increase in Selling, General and Administrative expenses, was mainly due to:

•      Increases caused by the strengthening of the Euro to the U.S dollar of $250,133, which accounted for about 16% of the total increase. The average Euro to USD conversion rate was $1.2714 for the twelve months ended September 30, 2005 compared to $1.2176 for the twelve months ended September 30, 2004

•      Increased commission costs of $199,612 due higher sales

•      Increased European advertising and promotional expense of $597,874 due to more programs run in response to competitive pressures

•      Increased domestic advertising and promotional expense of $81,249 due increase in marketing expenses related to sales volume

•      Higher European rep costs of $ 105,571 due to addition of reps and additional support personnel

•      Higher sales compensation of $54,890 due addition of OEM sales person

•      Higher sales office expenses of $174,678 due to personnel and overhead increases

•      Increased travel due more sales personnel of $50,540

•      Higher trade show expenses of $38,131

Technical support expenses increased $53,121 due additional personnel required to handle the increased calls due to the expanded sales volume.

The increase in General and Administrative expenses, excluding legal expenses related to litigation and arbitration proceedings, of $6,692 was primarily due to:

•      Lower compensation of $209,589 due to the resignation in early fiscal 2005 of a senior Company officer and the Company’s internal counsel

•      Increased Directors fees of $61,055

•      Increased professional fees of $106,535 related to Sarbanes Oxley section 404 compliance work

•      Increased bad debt expense of $50,000 related to a customer chapter 11 filing

Selling general and administrative expenses changes as a percent of sales

Selling, General and Administrative expenes as a percentage of sales by quarter

The chart above details the quarterly fluctuations for technical support, general and administrative, sales and marketing and total selling, general and administrative expenses.  Due to the a preponderance of fixed costs coupled with the seasonal nature of our business, over the last twelve quarters ending with the fourth quarter of fiscal 2005, the pattern of selling general and administrative as a percent of sales is as follows:

•      Selling, general and administrative expenses as a percent of sales have been the lowest during our first quarter, due to our first quarter yielding quarterly sales that are the highest for the fiscal year.

•      Selling, general and administrative expenses as a percent of sales have been the second lowest during the second quarter, due to our second quarter yielding quarterly sales that are the second highest for the fiscal year.

•      Selling, general and administrative expenses for the third and fourth quarters are the highest as a percent of sales, reflecting the seasonal trend which yields the lowest quarterly sales of the fiscal year.

•      Selling, general and administrative expenses as a percent of sales for the twelve months ended September 30, 2005 declined to its lowest level in three years, the result of increased sales over the prior two fiscal years.

We expect the historical seasonal nature of our business to continue for the near future. Due to this, we expect selling, general and administrative expenses as a percentage of sales to reflect a trend that is similar to the historical trends we have experienced over the prior three fiscal years.

Research and development expenses

Research and Development expenses increased $472,886.  The increase was mainly due to:

•      Increased compensation expense of $87,069 due to the full year operation during fiscal 2005 of our Taiwan based Engineering department, which was opened in March 2004

•      Staff additions in the U.S.  Engineering department

•      Increased program development expenses of $190,170 due to a larger volume of programs in progress during fiscal 2005

Arbitration Proceeding

We were involved in arbitration proceedings before the American Arbitration Association, which had been brought against us by the estate of the late Mr. Kenneth Aupperle, one of our founders and former President (“Estate”).  The Estate was claiming property rights and interest in our Company, certain amounts due and owing to the Estate based on various corporate agreements with Mr. Aupperle and certain insurance policies, which amounts were claimed to be not less than $2,500,000. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250.  No other fees or expenses were awarded.  We accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award. The award was paid in May 2004.

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

The case went to trial and was heard before a jury in the United States District Court in the Northern District of Texas, Dallas Division.  Since we had dealt with the said sales representative for several years with respect to all purchasing and payment issues, we believed that paying the invoices to this sales representative was tantamount to paying Polywell.  The jury however ruled in favor of Polywell and the court granted Polywell a judgment against our Company, awarding an amount of $339,520 to Polywell. In addition, the we were obligated to pay Polywell’s attorney’s fees and interest.

We accrued a charge of $500,000 during the second fiscal quarter of fiscal 2004 to cover the award. Subsequent negotiation reduced the award to $427,000, and we paid the award in June 2004.  The reduction in the final award was reflected in our fiscal 2004 third quarter results.

Other income

Other income for the twelve months ended September 30, 2005 was $74,517 compared to other income of $8,356 for the twelve months ended September 30, 2004 as detailed below:

	Twelve months ended September 30,
	2005	2004
Interest income	$13,684	$6,054
Foreign currency transaction gains (losses)	60,833	2,302
Total other income (expense)	$74,517	$8,356

Re-measurement of accounts denominated in currencies other than the Euro

We follow the rules prescribed in paragraph 16 of SFAS 52 “Foreign Currency Translation”, which states that accounts denominated in a currency other than an entities functional currency, excluding inter-company accounts which are long term in nature, need to be re-measured into the entities functional currency, and any gain or loss from this re-measurement are included in the determination of net income and are booked as other income (loss) section under the description foreign currency transaction gains (losses).

Accumulated other comprehensive income (loss)

The Euro is the functional currency of the Company’s European subsidiary, HDE Sarl.  Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution.  Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro denominated accounts on HDE Sarl’s books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. We had a translation gain of $1,074,910 recorded on the balance sheet as of September 30, 2004. For the twelve months ended September 30, 2005, we recorded on the balance sheet deferred translation losses of $528,558 resulting in a translation gain of $546,352 recorded as a component of accumulated other comprehensive income as of September 30, 2005.

We use forward exchange contracts to reduce our exposure to fluctuations in foreign currencies.  Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate.  We qualify for cash flow hedge accounting as prescribed under SFAS 133, which allows us to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income.  We had a mark to market losses of $99,399 recorded on the balance sheet as of September 30, 2004.  For the twelve months ended September 30, 2005, we recorded, as component of other comprehensive income, a mark to market gain of $235,817 resulting in a $136,418 mark to market gain recorded on the balance sheet as of September 30, 2005.

As stated above, accumulated other comprehensive income (loss) consists of two components:

•      Translation gains and losses

•      FAS 133 mark to market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up the accumulated other comprehensive income amount of $682,770 recorded on our balance sheet as of September 30, 2005:

	Balance As of Sep. 30, 2004	Oct 04 to Dec 04 Gains (losses)	Balance As of Dec 31 2004	Jan 05 to Mar 05 Gains (losses)	Balance As of Mar 31 2005	Apr 05 to June 05 Gains (losses)	Balance As of June 30 2005	Jul 05 to Sept 05 Gains (losses)	Balance As of Sept 30 2005

Translation adjustments	$1,074,910	$584,261	$1,659,171	$(237,461)	$1,421,710	$(528,645)	$893,065	$(346,713)	$546,352
Fas 133 mark to market adjustment	(99,399)	(279,791)	(379,190)	406,300	27,110	182,258	209,368	$(72,950)	136,418
	$975,511	$304,470	$1,279,981	$168,839	$1,448,820	$(346,387)	$1,102,433	$(419,663)	$682,770

Tax provision

Our net tax provision for the year ended September 30, 2005 and 2004 is as follows:

	Twelve months ended September 30,
	2005	2004
Tax expense (benefit) attributable to U.S operations	$345,000	$(521,000)
Tax expense on foreign operations	109,356	134,497
State taxes	20,000	15,000
Federal income taxes-AMT	20,000	—
Net operating loss utilization	(345,000)	—
Deferred tax asset valuation allowance	—	521,000
Net tax provision	$149,356	$149,497

For four out of the last five fiscal years, our domestic operation has incurred losses.  With the close of fiscal 2005, we analyzed the future realization of our deferred tax assets as of September 30, 2005 and we concluded that under the present circumstances, it would be appropriate for us to continue to record a valuation allowance against our deferred tax asset.

As a result of all of the above items mentioned in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, we had net income of $1,386,753 for the twelve months ended September 30, 2005, which resulted in basic net income per share of $0.15 and diluted net income per share of $0.14 on weighted average basic and diluted shares of 9,431,695 and 9,988,646, respectively, compared to net income of $1,825,148 for the twelve months ended September 30, 2004, which resulted in basic net income per share of $0.20 and diluted net income per share of $0.19 on weighted average basic and diluted shares of 8,999,266 and 9,668,223, respectively.

Options to purchase 48,453 and 123,701 shares of common stock at prices ranging $4.40 to $ 8.75 and $5.25 and $10.06, respectively, were outstanding for the twelve month period ending September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive

Results of operations

Twelve months ended September 30, 2004 compared to September 30 2003.

Results of operations for the twelve months ended September 30, 2004 compared to September 30, 2003 are as follows:

	Twelve	Twelve
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	9/30/04	9/30/03		$2004	2003	Variance
Net Sales	$65,339,583	$50,956,034	$14,383,549	100.0%	100.0%	0
Cost of sales	48,045,365	38,715,103	9,330,262	73.53%	75.98%	-2.45%
Gross Profit	17,294,218	12,240,931	5,053,287	26.47%	24.02%	2.45%
Gross Profit %	26.47%	24.02%	2.45%
Expenses:
Sales & Marketing	8,383,807	7,145,730	1,238,077	12.83%	14.02%	-1.19%
Technical Support	463,412	420,566	42,846	0.71%	0.83%	-0.12%
Legal expenses related to litigation & arbitration proceedings	354,050	78,052	275,998	0.54%	0.15%	0.39%
General & Administrative	3,472,586	3,251,763	220,823	5.32%	6.38%	-1.06%
Total Selling, General and Administrative costs	12,673,855	10,896,111	1,777,744	19.40%	21.38%	-1.98%
Research & Development	2,020,824	1,901,843	118,981	3.09%	3.73%	-0.64%
Total expenses	14,694,679	12,797,954	1,896,725	22.49%	25.11%	-2.62%
Net operating income (loss) before arbitration & litigation	2,599,539	(557,023)	3,156,562	3.98%	-1.09%	5.07%
Arbitration & litigation items:
Arbitration proceeding	206,250	—	206,250	0.32%	0.00%	0.32%
Litigation proceeding	427,000	—	427,000	0.65%	0.00%	0.65%
Net operating income (loss)	1,966,289	(557,023)	2,523,312	3.01%	-1.09%	4.10%
Other income:
Interest income	6,054	15,858	(9,804)	0.01%	0.03%	-0.02%
Foreign currency	2,302	34,023	(31,721)	0.00%	0.06%	-0.06%
Total other income	8,356	49,881	(41,525)	0.01%	0.09%	-0.08%
Income before taxes on income	1,974,645	(507,142)	2,481,787	3.02%	-1.00%	4.02%
Taxes on income	149,497	306,890	(157,393)	0.23%	0.60%	-0.37%
Net income (loss)	$1,825,148	$(814,032)	$2,639,180	2.79%	-1.60%	4.39%

Net sales for the twelve months ended September 30, 2004 increased $14,383,549 compared to the twelve months ended September 30, 2003 as shown on the table below.

			Increase (decrease)	Increase	Percentage of sales by
	Twelve Months	Twelve Months	Dollar	(decrease)	Geographic region
Location	ended 9/30/04	ended 9/30/03	Variance	Variance %	2004	2003
Domestic	$22,219,561	$16,163,782	$6,055,779	37%	34%	32%
Europe	42,249,996	34,082,082	8,167,914	24%	65%	67%
Asia	870,026	710,170	159,856	23%	1%	1%
Total	$65,339,583	$50,956,034	$14,383,549	28%	100%	100%

The primary factors contributing the sales increase were:

•      Stronger demand for retail WinTV-PVR-150/250/350 products due to exposure generated from Media Center awareness of $6,444,137

•      Increased PVR-USB sales due to introduction of lower cost model and Media Center awareness of $3,558,178

•      Increased sales of OEM PVR-150/250 for Media Center products of $3,290,471

•      Higher sales of USB products of $2,059,285

•      Introduction in fiscal 2004 of MediaMVP product of $2,052,140

•      Increased DVB sales in Europe of $1,445,420

•      Increase in our average Euro to USD contract rate of about 18.1% (1.1907 versus 1.0081) for the twelve months ended September 30, 2004 over the same period of last year, which yielded higher converted Euro to USD sales

The increases were offset by:

•      Decrease in low end analog WinTV sales of $2,177,697

•      Decrease in Digital Entertainment Center (DEC) sales of $1,017,642

•      Lower domestic digital and video editing sales of $139,116

•      $90,000 reduction in sales for price protection due to anticipated price reductions on older products

•      Increase in sales return reserve of $320,000 to reflect increased prior six month sales level and residual product returns on in-warranty products

Net sales to domestic customers were 34% of net sales for the twelve months ended September 30, 2004 compared to 32% for the twelve months ended September 30, 2003.  Net sales to European customers were 65% of net sales for the twelve months ending September 30, 2004 and 67% for the twelve months ended September 30 2003.  Net Sales to Asian customers were 1% for the periods ended September 30, 2004 and September 30, 2003.

Seasonal nature of sales

Percent of sales by quarter-fiscal 2002-2004

As the chart above indicates, there is a seasonal pattern to our quarterly sales.  Listed below are the primary causes of our seasonal sales:

•      Our product is sold through retail outlets or to OEM’s who include our product as a component of their system. Spurred on by the holiday spending, our sales during our first fiscal quarter, which encompasses the holiday season, have historically been the highest of our fiscal year.

•      Our fiscal second quarter is historically our second best sales quarter.  Post holiday sales, mid year school sales, disposal income generated from year end bonuses, gift certificates, holiday cash gifts and mid year school purchases fuel the sales of our second quarter.

•      We sell over 60% of our sales into the European market.  During our fiscal third quarter we begin to experience a slowdown due to the summer holiday period in Europe. We also see decreased spending in the U.S during the summer months.  This has historically caused sales for our fiscal third quarter for be the lowest for the year.

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

The increase in the gross profit margin on non-OEM products of 3.97% was primarily due to:

•      Cost reductions attained during fiscal 2003 and the first half of fiscal 2004

•      Increase in our average Euro to USD contract rates, used to convert Euro sales to U.S. dollar sales of about 15.2.% for the three months ended September 30, 2004 (1.2144 versus 1.0543) and 18.1% (1.1907 versus 1.0081) for the twelve months ended September 30, 2004 over the same periods of last year. Since about 75% of our European inventory is purchased in U.S. dollars, while most of the European sales are invoiced in Euros or British Pound Sterling, we benefit from the higher converted Euro to U.S. dollar sales, which are sold against either stable or declining U.S. dollar unit inventory cost

The decrease in the gross profit percentage of 1.18% attributable to the mix of OEM sales for the twelve months ended September 30 2004 was due to the following :

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

Volatility of Gross Profit percent:

Gross profit percent

The chart above details the quarterly fluctuations in gross profit percent. Over the last twelve quarters ending with the fourth quarter of fiscal 2004, the gross profit percent has ranged from a low of 22.52% to a high of 29.34%.

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

•      Supply of component parts. In times when component parts are in short supply, we have to manage price increases. Consequently, when component part’ supply is high, we may be able to secure price decreases.

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

The chart below illustrates the components of Selling, General and Administrative costs, inclusive of legal expenses related to litigation and arbitration proceedings:

	Twelve months ended September 30,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2004	2003	(Decrease)	2004	2003	(decrease)
Sales and Marketing	$8,383,807	$7,145,730	$1,238,077	12.83%	14.02%	-1.19%
Technical Support	463,412	420,566	42,846	0.71%	0.83%	-0.12%
Legal expenses related to litigation & arbitration proceedings	354,050	78,052	275,998	0.54%	0.15%	0.39%
General and Administrative	3,472,586	3,251,763	220,823	5.32%	6.38%	-1.06%
Total	$12,673,855	$10,896,111	$1,777,744	19.40%	21.38%	-1.98%

Selling, General and Administrative expenses increased $1,777,744 from the prior year.  As a percentage of sales, Selling, General and Administrative expenses decreased by 1.98% when compared to the twelve months ended September 30, 2003.

The increase in Sales and Marketing expense of $1,238,077, which accounted for approximately 70% of the total increase in Selling, General and Administrative expenses, was mainly due to:

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

•      Directors fees of $104,638

•      European accounting service fees $40,756

•      Bonus accrual and other expenses $80,395

Selling general and administrative expenses changes as a percent of sales

Selling, General and Administrative percent of sales

The chart above details the quarterly fluctuations for sales and marketing, technical support, general and administrative and total selling, general and administrative expenses.  Due to the large preponderance of fixed costs coupled with the seasonal nature of our business, over the last twelve quarters ending with the fourth quarter of fiscal 2004, the pattern of selling general and administrative as a percent of sales has been:

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

Research and development expenses

Research and Development expenses increased $118,981.  The increase was mainly due to:

•      Increased compensation costs attributable to the creation of a Taiwan based Engineering department and to U.S and European staff additions

•      Travel costs due to interaction between Taiwan and U.S. staff

Arbitration Proceeding

We were involved in arbitration proceedings before the American Arbitration Association, which had been brought against us by the estate of the late Mr. Kenneth Aupperle, one of our founders and former President (“Estate”).  The Estate was claiming property rights and interest in our Company, certain amounts due and owing to the Estate based on various corporate agreements with Mr. Aupperle and certain insurance policies, which amounts were claimed to be not less than $2,500,000. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250.  No other fees or expenses were awarded.  We accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award. The award was paid in May 2004.

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

We accrued a charge of $500,000 during the second fiscal quarter of fiscal 2004 to cover the award. Subsequent negotiation reduced the award to $427,000, and we paid the award in June 2004.  The reduction in the final award has been reflected in our third quarter results.

Other income

Other income for the twelve months ended September 30, 2004 was $8,356 compared to other income of $49,881 for the twelve months ended September 30, 2003 as detailed below:

	Twelve months ended September 30,
	2004	2003
Interest income	$6,054	$15,858
Foreign currency transaction gains	2,302	34,023
Total other income	$8,356	$49,881

Re-measurement of accounts denominated in currencies other than the Euro

We follow the rules prescribed in paragraph 16 of SFAS 52 “Foreign Currency Translation”, which states that accounts denominated in a currency other than an entities functional currency, excluding inter-company accounts which are long term in nature, need to be re-measured into the entities functional currency, and any gain or loss from this re-measurement are included in the determination of net income and are booked as other income (loss) section under the description foreign currency transaction gains (losses).

Accumulated other comprehensive income (loss)

The Euro is the functional currency of the Company’s European subsidiary, HDE Sarl.  Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution.  Operating results are translated to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of sales which are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro denominated accounts on HDE Sarl’s books result in a net asset position (total Euro assets are in excess of Euro liabilities), an increase in the Euro value results in a deferred gain for the translation of Euro accounts to U.S. Dollars. We had a translation gain of $704,183 recorded on the balance sheet as of September 30, 2003. For the twelve months ended September 30, 2004, we recorded on the balance sheet deferred translation gains of $370,727 resulting in a translation gain of $1,074,910 recorded as a component of accumulated other comprehensive income as of September 30, 2004.

We use forward exchange contracts to manage our exposure to fluctuations in foreign currencies related to U.S. dollar purchases of inventory.  Mark to market gains and losses on these open contracts result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate.  The Company qualifies for cash flow hedge accounting as prescribed under SFAS 133, which allows us to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income.  We had mark to market losses of $234,591 recorded on the balance sheet as of September 30, 2003.  For the twelve months ended September 30, 2004, we recorded, as component of other comprehensive income, a mark to market gain of $135,192, resulting in a $99,399 mark to market loss recorded on the balance sheet as of September 30, 2004.

As stated above, accumulated other comprehensive income (loss) consists of two components:

•      Translation gains and losses

•      FAS 133 mark to market gains and losses on our open foreign exchange contracts

The table below details the gains and losses recorded for the components that make up the accumulated other comprehensive income amount of $975,511 recorded on our balance sheet as of September 30, 2004:

Accumulated other comprehensive income	Balance As of Sept 30, 2003	Oct 03 to Dec 03 Gains (losses)	Balance As of Dec 31, 2003	Jan 04 to Mar 04 Gains (losses)	Balance As of Mar 31, 2004	April 04 to June 04 Gains (losses)	Balance As of June 30, 2004	Jul 04 to Sep 04 Gains (losses)	Balance As of Sept 30, 2 004
Translation gains (losses)	$704,183	$849,969	$1,554,152	$(142,087)	$1,412,065	$(241,751)	$1,170,314	$(95,404)	$1,074,910
FAS 133 mark to market adjustments	(234,591)	204,461	(30,130)	(16,483)	(46,613)	26,138	(20,475)	(78,924)	(99,399)
	$469,592	$1,054,430	$1,524,022	$(158,570)	$1,365,452	$(215,613)	$1,149,839	$(174,328)	$975,511

Tax provision

Our net tax provision for the year ended September 30, 2004 and 2003 is as follows:

	Twelve months ended September 30,
	2004	2003
Tax (benefit) attributable to U.S operations	$(521,000)	$(972,000)
Tax expense International operations	134,497	108,465
State taxes	15,000	—
Adjustment of prior year estimated income taxes	—	198,425
Deferred tax asset valuation allowance	521,000	972,000
Net tax provision	$149,497	$306,890

For the last five fiscal years, our domestic operation has incurred losses.  With the close of fiscal 2004, we analyzed the future realization of our deferred tax assets as of September 30, 2004 and we concluded that under the present circumstances, it would be appropriate for us to continue to record a valuation allowance against the increase in the deferred tax asset attributable to the loss incurred during fiscal 2004 from domestic operations.

As a result of all of the above items mentioned in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, we earned net income of $1,825,148 for the twelve months ended September 30, 2004, which resulted in basic net income per share of $0.20 and diluted net income per share of $0.19 on weighted average basic and diluted shares of 8,999,266 and 9,668,223, respectively, compared to a net loss of $814,032 for the twelve months ended September 30, 2003, which resulted in basic and diluted net loss per share of $0.09 on weighted average basic and diluted shares of 8,867,309.

Options to purchase 123,701 and 1,896,101 shares of common stock at prices ranging $5.25 to $ 10.06 and $1.05 and $10.06, respectively, were outstanding for the twelve month period ending September 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Results of Operations-Liquidity and Capital Resources

Our cash, working capital and stockholders’ equity position is disclosed below:

	As of September 30,
	2005	2004	2003

Cash	$7,567,393	$8,661,589	$5,838,160
Working Capital	15,334,855	13,760,121	10,859,953
Stockholders’ Equity	15,941,492	14,327,425	11,468,685

We had cash and cash equivalents as of September 30, 2005 of $7,567,393, a decrease of $1,094,196 from September 30, 2004.

The decrease was due to:

Sources of cash:
Net income adjusted for non cash items	$1,594,191
Decrease in accounts receivable	545,831
Proceeds from employee stock purchases	693,693
Less cash used for:
Increase in inventories	(1,329,531)
Net decrease in accounts payable and accrued expenses	(1,568,522)
Increase in prepaid expenses and other current assets	(316,708)
Effect of exchange rates on cash	(292,741)
Capital equipment purchases	(246,771)
Purchase of treasury stock	(173,638)
Net cash decrease	$(1,094 196)

Net cash of $1,074,739 used in operating activities was primarily due to increases in inventory of $1,329,531 required to support anticipated fiscal first quarter of 2006 sales volume and increases in prepaid expenses and other current assets of $316,708, coupled with a net decrease in accounts payable and accrued expenses and other current liabilities of $1,568,522. These uses of cash were somewhat offset by net income adjusted for non cash items of $1,594,191 and a decrease in accounts receivable of $545,831.

Cash of $246,771 was used to purchase fixed assets.  Proceeds from stock purchased by employees through the purchase of options and through the employee stock purchase plan provided additional cash of $693,693 and $173,638 was used for the purchase of treasury shares.  The effect of exchange rates used cash of $292,741.

On November 8, 1996, we approved a stock repurchase program.  The program authorizes us to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of September 30, 2005, we held 607,547 treasury shares purchased for $1,757,951 at an average purchase price of approximately $2.89 per share.

Sources and (usage) of cash components

The chart below shows by quarter for the last three fiscal years our cash balances, sources of cash and (usage) of cash

The sources and (usage) of our cash have come from:

•      Net income (loss) adjusted for non cash items

•      Changes in the levels of current assets and current liabilities, primarily accounts receivable, inventories and accounts payable

•      Employee purchases of stock options

•      Purchase of capital equipment

•      Purchase of treasury stock

Since accounts receivable, inventory and current liabilities make up the majority of our current asset and current liability levels, the increase and decrease of these assets and liabilities has a major impact on our cash balances. As noted in the “changes in current asset and liability” line compared to the “cash balance” line, in the quarters when we used cash to increase the current asset levels or decrease the current liability levels, as indicated by the downward sloping lines (which were the second quarter of fiscal 2003, the first and fourth quarter of fiscal 2004, and the first and third quarter of fiscal 2005), there was a corresponding decrease in the cash balances during those quarters.

Conversely, in the quarters when we generated cash by reducing the current asset levels or increasing the current liability levels, as indicated by the upward sloping line (which was the third quarter of fiscal 2003, the second and third quarter of fiscal 2004, and the second and fourth quarter of fiscal 2005), there was a corresponding increase in the cash balances during those quarters.

We expect for the near term future that the structure of the Company will remain similar to past years. In recognition of this, changes in current assets and current liabilities will continue to have a material impact on our cash generation, cash usage and cash balances.

Cash balances, cash sources and cash (usage) by quarter-fiscal 2003 through fiscal 2005

Line of Credit

On December 1, 2005, Hauppauge Computer Works, Inc. (“HCW”), a wholly-owned subsidiary of Hauppauge Digital, Inc. (the “Company”), entered into a $3,000,000 line of credit borrowing facility with the JP Morgan Chase Bank, N.A. (the “Bank”). The line of credit is subject to renewal on March 31, 2006. The Company, at its option, may borrow money at the Prime Rate minus one percent (1.0%) or the adjusted Eurodollar Rate plus one and 85/100 percent (1.85%).

In accordance with the terms of the line, the Company has entered into a Guaranty with the Bank and has entered into a Share Pledge Agreement among the Company, the Bank and Hauppauge Digital Europe S.àr.l., a wholly owned subsidiary of the Company.

Pursuant to the Guaranty, the Company guarantees to the Bank the payment of all liabilities of HCW to the Bank, secured by a continuing lien and right of set-off for the amount of the liabilities of HCW to the Bank upon any and all monies, securities, property, deposits and credits of the Company with the Bank, J.P. Morgan Securities Inc. or any other affiliate of the Bank.

Pursuant to the Share Pledge Agreement, the Company granted a first priority right of pledge on approximately two-thirds of the outstanding capital shares of Digital Europe in favor of the Bank as security for the payment under the Note or the Share Pledge Agreement.

There were no borrowings outstanding as of the filing date of this Annual Report on Form 10-K.

We believe that our cash and cash equivalents as of September 30, 2005, our internally generated cash flow and the line of credit we entered into on December 1, 2005 will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual Obligation

The following table shows our contractual obligations related to lease obligations as of September 30,  2005:

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3 to 5 years	More than 5 years

Operating lease obligations	$1,434,541	$564,194	$870,347	—	—

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

Hedging program for sales denominated in a foreign currency

For each of the past three fiscal years, at least 50 % of our sales were generated by our European subsidiary and were:

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

Translation of assets and liabilities denominated in non-functional currencies on our European financial statements

The functional currency of our European subsidiary is the Euro.  In preparing our consolidated financial statements,  we are required to translate assets and liabilities denominated in a non-functional currency,  mainly U.S. dollars,  to Euros on the books of our European subsidiary.  This process results in exchange gains and losses depending on the changes in the Euro to U.S. dollar exchange rate.  Under the relevant accounting guidance, with the exception of inter-company accounts which are considered long term in nature,  we are obligated to include these gains and losses on our statement of operations, which we report in other income or expense under the caption “foreign currency”.

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

Derivatives and Hedging Activities

For each of the past three fiscal years, at least 50 % of our sales were generated by our European subsidiary and were:

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

As of September 30, 2005, we had foreign currency contracts outstanding of approximately $3,028,000 against the delivery of the Euro. These contracts expire from October 2005 through December 2005.  Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”.  We recorded a deferred gain of $235,817 for the twelve months ended September 30, 2005.  As of September 30,  2005, a deferred gain of $136,418, reflecting the cumulative mark to market gains of our derivatives,  was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

We use the average monthly forward contract exchange rate to translate our Euro denominated sales into our U.S. dollar reporting currency. For the twelve month period ending September 30, 2005, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in an increase in sales of $612,092. This sales increase is related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts.  For the twelve month period ending September 30, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales increase of $909,326.

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to the impact of foreign currency exchange fluctuations.

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

Effective with our first fiscal quarter ended December 31, 2005, we will begin to recognize stock based compensation expense on its consolidated statement of operations.  We do not expect any issues related to the implementation of SFAS No.123R.  It is our opinion that the adoption of this new accounting standard will not have a material impact on our operations.

In May 2005, the FASB issued Statements of Financial Accounting Standards No.154, Accounting Changes and Error Corrections-a replacement of APB Opinion 20 and FASB Statement 3, or SFAS 154. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long lived, non financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that abnormal inventory costs such as abnormal freight, handling costs and spoilage be expensed as incurred rather than capitalized as part of inventory, and requires the allocation of fixed production overhead costs to be based on normal capacity. SFAS 151 is to be applied prospectively and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

For each of the past three fiscal years at least 50% of our sales were generated by our European subsidiary and were:

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

As of September 30, 2005, we had foreign currency contracts outstanding of approximately $3,028,000 against the delivery of the Euro. These contracts expire from October 2005 through December 2005.  Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”.  We recorded a deferred gain of $235,817 for the twelve months ended September 30, 2005.  As of September 30,  2005, a deferred gain of $136,418, reflecting the cumulative mark to market gains of our derivatives,  was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

We use the average monthly forward contract exchange rate to translate our Euro denominated sales into our U.S. dollar reporting currency. For the twelve month period ending September 30, 2005, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in an increase in sales of $612,092. This sales increase is related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts.  For the twelve month period ending September 30, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales increase of $909,326.

See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to the impact of foreign currency exchange fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements annexed hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 in alerting them in a timely manner to material information required to be included in our SEC reports.  In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the positions and offices presently held with the Company by each present Director and executive officer, and his age as of September 30, 2005:

Name	Age	Officer and Positions Held

Kenneth Plotkin	54	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Operating Officer, Vice President of Marketing and Director

Gerald Tucciarone	50	Chief Financial Officer, Treasurer and Secretary

John Casey	49	Vice President of Technology

Bernard Herman	78	Director

Robert S. Nadel	66	Director

Christopher G. Payan	31	Director

Neal Page	46	Director

Seymour G. Siegel	63	Director

Kenneth Plotkin is a co-founder of the Company and has served as a director since the Company’s inception in 1994.  He has been the Company’s Chairman of the Board of Directors and Chief Executive Officer since the Company’s incorporation.  He has been the Company’s President and Chief Operating Officer since September 27, 2004 and has also served in such offices from March 14, 2001 until May 1, 2002.  Mr. Plotkin served as Secretary of the Company until June 20, 2001 and Vice-President of Marketing since August 2, 1994.  He holds a BS and an MS in Electrical Engineering from the State University of New York at Stony Brook.

Gerald Tucciarone joined the Company in January 1995 and has served as Chief Financial Officer and Treasury since such time. He has served as the Company’s Secretary since July 25, 2005. Prior to his joining the Company he served as Vice-President of Finance, from 1985 to 1992, with Walker-Telecommunications, Inc., a manufacturer of phones and voice-mail equipment, and from 1992 to 1995, as Assistant Controller with Chadbourne and Parke.  Mr. Tucciarone is a certified public accountant.

John Casey has been the Company’s Vice President of Technology for the past five years.

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

Christopher G. Payan has served as a director of the Company since May 16, 2003.  Mr. Payan has served as the Chief Executive Officer of Emerging Vision, Inc. (“EVI”) since June 2004 and a director of EVI since March 2004.  From October 2001 until June 2004, Mr. Payan served as the Senior Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of EVI.  From April 2002 until June of 2004, Mr. Payan served as Co-Chief Operating Officer of EVI.  Mr. Payan also serves on the Board of Newtek Business Services, Inc.  From March 1995 through July 2001, Mr. Payan worked for Arthur Andersen LLP (“Andersen”), where he provided various audit, accounting, consulting and advisory services to various small and mid-sized private and public companies in various industries.  Mr. Payan is a certified public accountant and holds a Bachelors of Science degree, graduating Cum Laude, with Honors, from C.W. Post – Long Island University.

Neal Page has served as director of the Company since May 16, 2003.  He is the founder and Chief Executive Officer of Inlet Technologies, Inc., an early stage company, developing products for the high definition video market.  After founding Osprey Technologies in 1994, he served as corporate Vice President and General Manager of the Osprey Video Division of ViewCast Corporation from 1995 to March 2003.  From 1994 to 1998, Mr. Page held both management and engineering positions with Sun Microsystems, Inc.  From 1983 to 1988, Mr. Page developed advanced multimedia products at General Electric and Data General.  He holds Bachelor of Science and Master of Science degrees in Electrical and Computer Engineering from North Carolina State University, and has completed executive business programs at University of North Carolina’s Kenan-Flagler Business School.

Seymour G. Siegel has served as director of the Company since May 16, 2003.  He is a Certified Public Accountant and a principal in the Siegel Rich Division of Rothstein, Kass & Company, P.C., an accounting and consulting firm.  From 1974 to 1990 he was managing partner and founder of Siegel Rich and Co, P.C., CPAs which merged into M.R.Weiser & Co., LLC, where he was a senior partner. He formed Siegel Rich Inc. in 1994 which in April, 2000 became a division of Rothstein, Kass & Company, P.C.  Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations.  He has served as a director and member of the audit committees of Barpoint.com, Oak Hall Capital Fund, Prime Motor Inns Limited Partnership and Noise Cancellation Technologies, all public companies.  Since July 2004, he has served as a director of EVI. Since December 2005, he has served as a director and member of the audit committees of Global Aircraft Solutions, Inc. and Gales Industries Inc.

Audit Committee

The Audit Committee of the Board of Directors is responsible for recommending independent accountants to the Board, reviewing our financial statements with management and the independent accountants, making an appraisal of our audit effort and the effectiveness of our financial policies and practices and consulting with management and our independent accountants with regard to the adequacy of internal accounting controls.  The members of the Audit Committee currently are Messrs. Herman, Payan and Siegel.  The Company’s Board of Directors has determined that it has an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K as promulgated by the SEC. The Company’s audit committee financial expert is Seymour G. Siegel.  The directors who serve on the Audit Committee are “independent” directors based on the definition of independence in the listing standards of the National Association of Securities Dealers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended (“Section 16”), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the “SEC”) by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding Common Stock and certain trusts of which reporting persons are trustees.  The Company is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended September 30, 2005.

To the Company’s knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and representations that no other reports were required, during the fiscal year ended September 30, 2005, the Company’s officers, Directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics for Senior Financial Officers

Our Board of Directors has adopted a Code of Ethics for all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller.  A copy of the Code of Ethics, as amended, is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information for the fiscal years ended September 30, 2005, 2004, and 2003 concerning the compensation of Kenneth Plotkin, our Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, Vice President of Marketing, and Director, Dean Cirielli, our President and Chief Operating Officer until September 3, 2004, John Casey, our Vice President of Technology of the Company and Gerald Tucciarone, our Chief Financial Officer, Treasurer and Secretary of the Company.  No other Executive Officer of the Company had a combined salary and bonus in excess of $100,000 for the fiscal year

	Annual Compensation								Long Term Compensation
Name and Principal Position	Year	Salary		Bonus			Other annual Compensation		Common Shares Underlying Options Granted

Kenneth Plotkin	2005		$180,000	$39,000	(2)		$11,567	(1)	—
Chairman of the Board, Chief Executive Officer, President,	2004 2003	$ $	180,000 180,000	-0- -0-		$ $	11,567 8,748	(1) (1)	5,000 10,000
Chief Operating Officer, Vice President of Marketing, and Director (1)

Dean Cirielli	2005	-0-		-0-			-0-		-0-
Former President, Chief Operating	2004		$168,209	-0-			-0-		5,000
Officer (3)	2003		$175,000	-0-			-0-		-0-

John Casey	2005		$148,934	$10,000	(2)		-0-		20,000
Vice President of Technology	2004		$143,495	-0-			-0-		-0
	2003		$133,913	-0-			-0-		30,000

Gerald Tucciarone	2005		$145,464	$15,000	(2)		-0-		20,000
Chief Financial Officer, Treasurer	2004		$138,706	-0-			-0-		-0-
and Secretary	2003		$130,995	-0-			-0-		30,000

(1)           Represents non-cash compensation in the form of the use of a car and related expenses and payment of certain insurance premiums.

(2)           Bonuses earned based on fiscal 2004 financial results and paid during 2005.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning individual grants of stock options granted during the fiscal year ended September 30, 2005:

Name	Number of Common Shares Underlying Option Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Grant Present Value ($)

Kenneth Plotkin	—	—	—	—	—

John Casey	20,000	10.04%	4.62	February 2015	$50,200

Gerald Tucciarone	20,000	10.04%	4.62	February 2015	$50,200

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

The following table sets forth certain information concerning Common Shares acquired on the exercise of stock options and the value of stock options unexercised as of September 30, 2005:

Name	Number of Common Shares Acquired on Exercise	Realized Value	Number of Common Shares Underlying Unexercised Options at September 30, 2005 Exerciseable/ Unexercisable	Value of Unexercised In- the-Money Options at September 30, 2005 Exerciseable/ Unexerciseable

Kenneth Plotkin	154,700	$560,394	200,000/5,000	$314,154/$11,270

John Casey	8,000	$26,860	65,000/27,500	$100,775/$8,100

Gerald Tucciarone	2,000	$505	64,500/27,500	$70,025/$8,100

Compensation of Directors

Effective May 16, 2003, the Board of Directors resolved to pay an annual retainer of $10,000 (to be paid in quarterly installments in advance) to each non-employee Director and $1,000 for each Board of Directors meeting or Committee meeting he/she attends in person and $250 if he /she attends by telephone.

Effective May 3, 2004, the Board of Directors resolved to pay an annual retainer of $20,000 (to be paid in quarterly installments in advance) to each non-employee Director and $1,500 for each Board of Directors meeting or Committee meeting he/she attends in person. On November 22, 2005,  the Board of Directors resolved to pay the Chairman of our Audit Committee an annual of stipend of $10,000 and the Chairman of the Compensation Committee an annual stipend of $5,000. No additional compensation will be paid for participation in telephone conferences, as these are included as part of the retainer payments.

On August 9, 2004, each of Mr. Herman, Mr. Page, Dr. Nadel, Mr. Payan and Mr. Siegel was granted an option to purchase 7,500 shares of Common Stock of the Company, at an exercise price of $3.02 per share (for the purposes of the Company’s 2003 Performance and Equity Incentive Plan, the fair market value of the Company’s Common Stock as of August 9, 2004 was $3.02 per share).  On November 22, 2005, each of Mr. Herman, Mr. Page, Dr. Nadel, Mr. Payan and Mr. Siegel was granted an option to purchase 10,000 shares of Common Stock of the Company, at an exercise price of $3.38 per share (for the purposes of the Company’s 2003 Performance and Equity Incentive Plan, the fair market value of the Company’s Common Stock as of November 22, 2005 was $3.38 per share).

Such options are exercisable immediately and such options are not intended to qualify as incentive stock options, as defined in Section 422 of the Internal Revenue Code.

EMPLOYMENT CONTRACTS; TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

As of January 10, 1998, after the expiration of a prior employment agreement with the Company, Kenneth Plotkin entered into an employment agreement (the “1998 Employment Agreement”) with the Company to serve in certain offices of the Company.  The 1998 Employment Agreement provided for a three-year term, which term automatically renews from year to year thereafter unless otherwise terminated by the Board of Directors or the executive.  The 1998 Employment Agreement provided for an annual base salary of $125,000 during the first year, $150,000 during the second year, and $180,000 during the third year. For each Annual Period (as defined in the 1998 Employment Agreement) thereafter, the 1998 Employment Agreement provides that compensation shall be as mutually determined between the Company and the executive, but not less than that for the preceding Annual Period. In addition, the 1998 Employment Agreement provides for a bonus to be paid as follows:  an amount equal to 2% of the Company’s earnings, excluding earnings that are not from operations and before reduction for interest and income taxes (“EBIT”), for each fiscal year starting with the year ended September 30, 1998, provided that the Company’s EBIT for the applicable fiscal year exceeds 120% of the prior fiscal year’s EBIT, and if not, then 1% of the Company’s EBIT. The determination of EBIT shall be made in accordance with the Company’s audited filings with the Securities and Exchange Commission on its Form 10-KSB or Form 10-K. Pursuant to the 1998 Employment Agreement, on January 21, 1998, incentive stock options to acquire a total of 90,000 Common Shares were granted to Mr. Plotkin, exercisable, beginning on January 21, 1999, in increments of 33 1/3% per year at $2.544 per share.  Each increment of these options expires five (5) years after it first becomes exercisable.  Also on January 21, 1998, pursuant to the 1998 Employment Agreement, non-qualified options to acquire a total of 60,000 Common Shares were granted to Mr. Plotkin, exercisable immediately for a period of ten (10) years. These options expire as of January 20, 2008. Options granted under the 1998 Incentive Stock Option Plan shall become immediately vested and exercisable in the event of a Change in Control (as defined in the 1998 Incentive Stock Option Plan). The 1998 Employment Agreement further provides for disability benefits, the obligation of the Company to pay the premiums on a term life insurance policy or policies in the amount of $500,000 on the life of Mr. Plotkin owned by Mr. Plotkin or his spouse, or a trust for his respective benefit or for the benefit of his family, a car allowance of $500 per month, reasonable reimbursement for automobile expenses, and medical insurance as is standard for executives of the Company.  The 1998 Employment Agreement further provides that the Company may apply for and own life insurance on the life of Mr.  Plotkin for the benefit of the Company,  in such amounts as the Board of Directors of the Company may from time to time determine.  As set forth in the 1998 Employment Agreement, the Company shall pay the premiums as they become due on any such insurance policies, and all dividends and any cash value and proceeds on such insurance policies shall belong to the Company. In the event of a termination of employment associated with a Change in Control of the Company (as defined in the 1998 Employment Agreement), a one-time bonus shall be paid to the executive equal to three times the amount of the executive’s average annual compensation (including salary,  bonus and benefits,  paid or accrued) received by him for the thirty-six month period preceding the date of the Change of Control.

As of May 1, 2002, Dean Cirielli entered into an Employment Agreement with the Company (the “Cirielli Employment Agreement”).  The Cirielli Employment Agreement provides for a two-year term, unless terminated earlier by either Mr. Cirielli or the Company.  The Cirielli Employment Agreement provides that Mr. Cirielli shall be paid an annual salary of $175,000 for the first year of the Cirielli Employment Agreement, with annual performance evaluations and upward adjustments as determined by the Compensation Committee of the Board of Directors, based on his performance.  In addition, the Cirielli Employment Agreement provides that he shall also receive a yearly bonus totaling one percent of the operating income of the Company, provided that earnings are at least 120% of the prior fiscal year’s earnings.  Pursuant to the Cirielli Employment Agreement, Mr. Cirielli was granted an option to purchase 50,000 shares of Common Stock of the Company, on May 1, 2002 at an exercise price of $1.81 per share (for the purposes of the Company’s 2000 Performance and Equity Incentive Plan, the fair market value of the Company’s Common Stock on May 1, 2002 was $1.81 per share). Such options are exercisable to the extent of 12,500 shares on each of May 1, 2003, 2004, 2005 and 2006, with each installment being exercisable over a ten year period commencing on the date of grant of the options; and that such options are not intended to qualify as incentive stock options, as defined in section 422 of the Internal Revenue Code, as amended. All outstanding options as of the date such Change in Control (as defined in the Company’s 2000 Performance and Equity Incentive Plan) shall become fully exercisable and vested, unless the terms of the award provide otherwise. Pursuant to the Cirielli Employment Agreement, the Company and Mr. Cirielli entered into a Relocation Package Agreement providing for, amongst other things, a relocation reimbursement of no more than $100,000. Such relocation reimbursement shall be paid as follows:

(i)            50% of the Relocation Costs (as defined in his Relocation Package Agreement) or $50,000 (whichever is lower) on or before he physically and permanently relocates to Long Island,  NY, such date to be the date of signing a definitive sale and purchase agreement to either sell his existing residence or buy a house in the Long Island area, NY, whichever is earlier (the “Relocation Date”),

(ii)           25% of the Relocation Costs or $25,000 (whichever is lower) on the first anniversary of the Relocation Date and

(iii)          25% of the Relocation Costs or $25,000 (whichever is lower) on the second anniversary of the Relocation Date.

Effective September 3, 2004, Mr. Cirielli resigned from all offices and positions held with the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, to the knowledge of the Company based solely upon records available to it, certain information as of November 30, 2005 regarding the beneficial ownership of the Company’s Common Stock (i) by each person who the Company believes to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) by each current director, (iii) by each person listed in the Summary Compensation Table under “Item 11 — Executive Compensation” and (iv) by all current executive officers and Directors as a group:

Name of Management Person
and Name and Address
of Beneficial Owner	Number		Percent

Kenneth Plotkin	835,100	(1)(4)(5)(7)	8.8%
91 Cabot Court
Hauppauge, NY 11788

Laura Aupperle	999,030	(2)(3)(4)(6)	10.5%
23 Sequoia Drive
Hauppauge, NY 11788

Dorothy Plotkin	560,060	(1)(4)(7)	5.9%
91 Cabot Court,
Hauppauge, NY 11788

John Casey	163,200	(8)	1.7%

Bernard Herman	66,494	(9)	*

Gerald Tucciarone	69,500	(10)	*

Robert S. Nadel	32,500	(11)	*

Christopher G. Payan	32,500	(11)	*

Seymour G. Siegel	32,500	(11)	*

Neal Page	27,900	(12)	*

Directors and executive officers as a group (8 persons)	1,259,694	(1)(4)(5)(8) (9)(10)(11)(12)	13.2%

* Less than one (1%) percent.

(1)           Dorothy Plotkin, wife of Kenneth Plotkin, beneficially owns 560,060 Common Shares or 5.9% of the outstanding Common Shares. Ownership of Common Shares by Mr. Plotkin does not include ownership of Common Shares by Mrs. Plotkin and ownership of Common Shares by Mrs. Plotkin does not include ownership of Common Shares by Mr. Plotkin.

(2)           To the Company’s knowledge, Laura Aupperle, the widow of Kenneth R. Aupperle, beneficially owns 999,030 of Common Shares, or 10.5% of the outstanding Common Shares.

(3)           The Company is unaware of any filings made by Laura Aupperle or the Estate of Kenneth R. Aupperle with the SEC with respect to the ownership of such shares.  The Company has assumed that any securities of the Company, which were assumed by the Company to have been previously beneficially owned by the Estate of Kenneth R. Aupperle, are now beneficially owned by Laura Aupperle.

(4)           One presently exercisable warrant has been issued for 120,000 Common Shares to LADOKK Realty Co. (“LADOKK”), a partnership, which prior to Mr. Aupperle’s death, consisted of Kenneth Plotkin, Dorothy Plotkin, Kenneth Aupperle and Laura Aupperle. Mr. Plotkin expressly disclaims any percentage interest in the warrant other than that which represents his percentage interest in the partnership, which is equal to 30,000 Common Shares.  The Company has assumed that the Estate of Kenneth R.  Aupperle now owns the interest which Mr. Aupperle formerly had in LADOKK.

(5)           Includes 105,400 Common Shares issuable upon the exercise of non-qualified options which are currently exercisable or exercisable within 60 days and 94,600 Common Shares issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 5,000 Common Shares issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(6)           Does not include 50,000 Common Shares, in the aggregate, owned by Mr. Aupperle’s brother, as custodian for each of Mrs. Aupperle’s minor children (25,000 Common Shares to each minor child) under the New York Uniform Gifts to Minors Act.

(7)           Does not include 18,000 shares of Common Shares owned by the Plotkins’ adult daughter. Does not include 4,000 Common Shares, owned by Mr. Plotkin’s father as custodian for the Plotkins’ minor child under the New York Uniform Gifts to Minors Act.  Each of Mr. and Mrs. Plotkin disclaim beneficial ownership of all such 22,000 Common Shares.

(8)           Includes 65,000 Common Shares issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 27,500 Common Shares issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(9)           Includes 47,500 Common Shares issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days.

(10)         Includes 64,500 Common Shares issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 27,500 Common Shares issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(11)         Includes 32,500 Common Shares issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days.  Does not include 5,000 Common Shares issuable upon the exercise of non-qualified stock options which are currently unexercisable or not exercisable within 60 days.

(12)         Includes 27,500 Common Shares issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days. Does not include 5,000 Common Shares issuable upon the exercise or non-qualified stock options which are currently unexercisable or not exercisable within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

Set forth in the table below is certain information regarding the number of shares of common stock that may be issued under options, warrants and rights under all of the Company’s existing equity compensation plans as of September 30, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	1,432,094	$3.02	428,479

Equity compensation plans not approved by stockholders	—	$—	—

Total	1,432,094	$3.02	428,479

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We occupy a facility located in Hauppauge New York and use it for executive offices and for the testing, storage and shipping of our products.  In February 1990, Hauppauge Computer Works, Inc., a wholly-owned subsidiary of ours (“HCW”), entered into a lease, as amended (the “1990 Lease”), with Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, our Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing and the holder of approximately 8.8% of our Common Shares as of September 30, 2005,  Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 5.9% of our Common Shares as of September 30, 2005 and Laura Aupperle, believed by us to be the holder of approximately 10.5% of our Common Shares, including Common Shares attributed to the Estate of Kenneth R. Aupperle.  Ladokk Realty Co., LLC is the successor to Ladokk Realty Co.  As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly, and subject to 5% annual increases effective February 1st of each year.  We were also obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease.  Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by us.  On February 17, 2004, HCW and Ladokk terminated the 1990 Lease and HCW entered into a new lease agreement with Ladokk Realty Co., LLC.  The current lease term is for five years and terminates on February 16, 2009.  The annual rent under the 2004 Lease is $360,000, payable monthly.  We are also obligated to pay real estate taxes and operating costs of maintaining the premises subject to such lease.  Concurrently with the new lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require us to sign a guarantee.  Accordingly, we no longer guarantee the landlord’s mortgages.

On December 17, 1995 in connection with a re-negotiation of the lease term of the 1990 Lease, we granted options to purchase 120,000 shares to Ladokk at an exercise price of $1.906 per share, which are exercisable through the lease term. The market price of the option equaled the exercise price at the date of the grant.  The effect of imputing the fair value of the options granted was immaterial.  The options were still outstanding as of September 30, 2005.

Our Audit Committee is in the process of evaluating the 2004 lease.

The Company had amounts payable to this related party for unpaid rent of $228,667 and $288,667 as of September 30, 2005 and 2004, respectively.

Certilman Balin Adler & Hyman, LLP (“Certilman Balin”), a law firm of which Steven J. Kuperschmid, a former Director of ours, is a member. Certilman Balin serves as counsel to us.  It is presently anticipated that such firm will continue to represent us and our subsidiaries and affiliates and will receive fees for its services at rates and amounts not greater than would be paid to unrelated law firms performing similar services.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by BDO Seidman, LLP, our independent registered public accountants, for professional services rendered for the fiscal years ended September 30, 2005 and September 30, 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees

Audit Fees(1)	$139,500	$116,500
Audit-Related Fees	—	—
Tax Fees (2)	16,500	20,000
All Other Fees	—	—
Total Fees	$156,000	$136,500

(1)           Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings (including Form S-8) or engagements for the fiscal years ended September 30, 2005 and September 30, 2004, respectively.

(2)           Tax fees consist of aggregate fees billed for tax compliance and tax preparation for our federal and state tax filings.  These fees are related to the preparation of our 2004 and 2005 federal and state tax returns.

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

(a)(3)       Exhibits.

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation, as amended to date (1)
3.2	By-laws, as amended to date (2)
4.1	Form of Common Stock Certificate (1)
4.2	1994 Incentive Stock Option Plan (1)
4.3	1996 Non-Qualified Stock Option Plan (7)
4.4	1998 Incentive Stock Option Plan (7)
4.5	2000 Hauppauge Digital Inc. Performance and Equity Incentive Plan (3)
4.6	Hauppauge Digital Inc. Employee Stock Purchase Plan (4)
4.7	Stockholder Rights Plan (5)
4.8	2003 Hauppauge Digital Inc. Performance and Equity Incentive Plan (6)
10.1	Form of Employment Agreement with Kenneth Plotkin (7)
10.2	Lease dated February 7, 1990 between Ladokk Realty Company and Hauppauge Computer Works, Inc. (1)
10.2.1	Modification made February 1, 1996 to lease dated 1990 between Ladokk Realty and Hauppauge Computer Works, Inc. (7)
10.2.2	Lease, dated February 17, 2004, between Ladokk Realty Co. LLP and Hauppauge Computer Works Inc (8)
10.9

Promissory Note, dated as of December 1, 2005, made payable by Hauppauge Computer Works, Inc. to the order of JPMorgan Chase Bank, N.A. in the original principal amount of Three Million ($3,000,000) Dollars. (10)

10.9.1	Guaranty, dated as of December 1, 2005, by Hauppauge Digital, Inc. in favor of JPMorgan Chase Bank, N.A. (10)

10.9.2	Share Pledge Agreement, dated as of December 1, 2005, among Hauppauge Digital, Inc., JPMorgan Chase Bank, N.A. and Hauppauge Digital Europe S.à.r.l. (10)
14	Code of Ethics, as amended to date (9)
21	Subsidiaries of the Company
23	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Denotes document filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.

(2)           Denotes document filed as an Exhibit to the Company’s Form 8-K dated August 22, 2001 and incorporated herein by reference.

(3)           Denotes document filed as an Exhibit to the Company’s Registration Statement on Form S-8 (No. 333-46906), and incorporated herein by reference.

(4)           Denotes document filed as an Exhibit to the Company’s Registration Statement on Form S-8 (No. 333-46910), and incorporated herein by reference.

(5)           Denotes document filed as an Exhibit to the Company’s Form 8-K dated July 20, 2001 and as an Exhibit to the Company’s Registration Statement on Form 8-A12G and incorporated herein by reference.

(6)           Denotes document filed as an Exhibit to the Company’s Registration Statement on Form S-8 (No. 333-109065), and incorporated herein by reference.

(7)           Denotes document filed as an Exhibit to the Company’s Form 10-K for the period ended September 30, 2003, and incorporated herein by reference.

(8)           Denotes document filed as an Exhibit to the Company’s Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

(9)           Denotes document filed as an Exhibit to the Company’s Form 8-K dated August 23, 2004 and incorporated herein by reference.

(10)         Denotes document filed as an Exhibit to the Company’s Form 8-K dated December 6, 2005 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hauppauge Digital, Inc. and Subsidiaries

Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of operations, other comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the management of Hauppauge Digital, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,   assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
   BDO Seidman, LLP

Melville, New York
December 16, 2005

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$7,567,393	$8,661,589
Accounts receivable, net of various allowances	13,048,076	13,593,907
Inventories	9,806,785	8,477,254
Prepaid expenses and other current assets	1,087,453	770,745
Total current assets	31,509,707	31,503,495

Property, plant and equipment, net	525,108	489,370
Security deposits and other non current assets	81,529	77,934
Total assets	$32,116,344	$32,070,799

LIABILITIES AND STOCKHOLDERS’ EQUITY :

Current Liabilities:
Accounts payable	$10,750,560	$13,243,966
Accrued expenses-licensing fees	4,126,506	3,321,445
Accrued expenses	1,121,842	935,525
Income taxes payable	175,944	242,438
Total current liabilities	16,174,852	17,743,374

Stockholders’ Equity
Common stock $.01 par value; 25,000,000 shares authorized, 10,107,936 and 9,759,465 issued, respectively	101,080	97,595
Additional paid-in capital	13,603,705	12,913,497
Retained earnings	3,311,888	1,925,135
Accumulated other comprehensive income	682,770	975,511
Treasury Stock, at cost, 607,547 and 567,067 shares, respectively	(1,757,951)	(1,584,313)
Total stockholders’ equity	15,941,492	14,327,425
Total liabilities and stockholders’ equity	$32,116,344	$32,070,799

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2005	2004	2003

Net sales	$78,457,785	$65,339,583	$50,956,034
Cost of sales	60,599,066	48,045,365	38,715,103
Gross Profit	17,858,719	17,294,218	12,240,931

Selling, General and Administrative Expenses	13,903,417	12,319,805	10,818,059
Research & Development Expenses	2,493,710	2,020,824	1,901,843
Legal expenses for arbitration and litigation	—	354,050	78,052
Arbitration proceeding	—	206,250	—
Litigation proceeding	—	427,000	—
Income (loss) from operations	1,461,592	1,966,289	(557,023)

Other Income:
Interest income	13,684	6,054	15,858
Foreign currency	60,833	2,302	34,023
Total other income	74,517	8,356	49,881
Income (loss) before taxes on income	1,536,109	1,974,645	(507,142)
Income tax provision	149,356	149,497	306,890
Net income (loss)	$1,386,753	$1,825,148	$(814,032)

Net income (loss) per share:
Basic	$0.15	$0.20	$(0.09)
Diluted	$0.14	$0.19	$(0.09)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Years ended September 30,
	2005	2004	2003
Other comprehensive income (loss):
Net income (loss)	$1,386,753	$1,825,148	$(814,032)
Forward exchange contracts marked to market	235,817	135,192	(425,510)
Foreign currency translation gain (loss)	(528,558)	370,727	708,028

Other comprehensive income (loss)	$1,094,012	$2,331,067	$(531,514)

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2005,  2004 AND 2003

	Common Stock				Accumulated
	Number		Additional		Other
	Of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Treasury Stock	Total

BALANCE AT SEPTEMBER 30, 2002	9,392,164	$93,923	$12,233,170	$914,019	$187,074	$(1,461,574)	$11,966,612
Net (loss) for the year ended September 30, 2003	—	—	—	(814,032)	—	—	(814,032)
Purchase of treasury stock	—	—	—	—	—	(35,642)	(35,642)
Exercise of stock options	3,000	30	3,445	—	—	—	3,475
Foreign currency translation gain			—		708,028		708,028
Change in fair value of forward contracts	—	—		—	(425,510)		(425,510)
Compensation in options for consulting services	—	—	38,002	—	—	—	38,002
Stock issued through Employee Stock Purchase plan	25,151	250	27,502	—	—	—	27,752
BALANCE AT SEPTEMBER 30, 2003	9,420,315	$94,203	$12,302,119	$99,987	$469,592	$(1,497,216)	$11,468,685

Net incomefor the year ended September 30, 2004	—	—	—	1,825,148	—	—	1,825,148
Purchase of treasury stock	—	—	—	—	—	(87,097)	(87,097)
Exercise of stock options	328,753	3,288	572,928	—	—	—	576,216
Foreign currency translation gain					370,727		370,727
Change in fair value of forward contracts	—	—	—	—	135,192	—	135,192
Compensation in options for consulting services	—	—	12,667	—	—	—	12,667
Stock issued through Employee Stock Purchase plan	10,397	104	25,783	—	—	—	25,887
BALANCE AT SEPTEMBER 30, 2004	9,759,465	$97,595	$12,913,497	$1,925,135	$975,511	$(1,584,313)	$14,327,425

Net income for the year ended September 30, 2005				1,386,753			1,386,753
Purchase of treasury stock						(173,638)	(173,638)
Exercise of stock options	330,000	3,300	632,539	—	—	—	635,839
Foreign currency translation (loss)					(528,558)		(528,558)
Change in fair value of forward contracts	—	—	—		235,817	—	235,817
Stock issued through Employee Stock Purchase plan	18,471	185	57,669	—	—	—	57,854
BALANCE AT SEPTEMBER 30, 2005	10,107,936	$101,080	$13,603,705	$3,311,888	$682,770	$(1,757,951)	$15,941,492

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2005	2004	2003

Cash Flows From Operating Activities:
Netincome (loss)	$1,386,753	$1,825,148	$(814,032)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	211,033	242,486	274,784
Other non cash items	(3,595)	12,262	40,402
Changes in current assets and liabilities:
Accounts receivable	545,831	(4,236,149)	(3,825,020)
Income taxes receivable	—	(175,000)	326,000
Inventories	(1,329,531)	(3,002,880)	2,617,121
Prepaid expenses and other current assets	(316,708)	(224,417)	(129,594)
Accounts payable	(2,493,406)	5,791,099	1,347,279
Accrued expenses and income taxes	924,884	1,770,608	954,841
Total adjustments	(2,461,492)	178,009	1,605,813
Net cash (used in) provided by operating activities	(1,074,739)	2,003,157	791,781

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(246,771)	(200,653)	(196,246)
Net cash used in investing activities	(246,771)	(200,653)	(196,246)

Cash Flows From Financing Activities:
Proceeds from employee stock purchases	693,693	602,103	31,227
Purchase of treasury stock	(173,638)	(87,097)	(35,642)
Net cash provided by (used in) financing activities	520,055	515,006	(4,415)
Effect of exchange rates on cash	(292,741)	505,919	282,518
Net (decrease) increase in cash and cash equivalents	(1,094,196)	2,823,429	873,638
Cash and cash equivalents, beginning of year	8,661,589	5,838,160	4,964,522
Cash and cash equivalents, end of year	$7,567,393	$8,661,589	$5,838,160
Supplemental disclosures:

Income taxes paid	$179,700	$144,538	$40,262

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hauppauge Digital, Inc. and its wholly-owned subsidiaries, Hauppauge Computer Works, Inc., HCW Distributing Corp., and Hauppauge Digital Europe S.à.r.l., its branch Hauppauge Digital Europe Ireland and Hauppauge Digital Europe S.à.r.l.’s wholly-owned subsidiaries, Hauppauge Digital Asia Pte Ltd, Hauppauge Computer Works, GmbH, Hauppauge Computer Works, Ltd., and Hauppauge Computer Works S.à.r.l.  All inter-company accounts and transactions have been eliminated.

Nature of Business

The Company engineers, develops, subcontracts for manufacture, markets and sells products for the personal computer (“PC”) market and the Apple® Macintosh® market.  The Company also offer products for the home entertainment market.

The Company has five primary product categories: personal video recorders for personal computers and Macintosh computers, analog TV receivers for PCs, digital TV receiver products for PCs, hybrid video recorders for PCs and MediaMVP digital media players for home networks.  We also have a software based application that records TV shows on a personal computer for playback on a Sony Playstation Portable (PSP), Apple video iPod and other portable players.

The Company’s WinTV-PVR personal video recorders allow PC users to watch and record TV on their PC or laptop computers.  The WinTV-PVR products include hardware MPEG encoders (called “HardPVR®”), which improve the performance of TV recording and add instant replay and program pause functions, plus also enable the ‘burning’ of TV recordings onto DVD or CD media.  Our myTV-PVRs from our Eskape Labs division allow users of Apple®Macintosh® computers to watch and record TV on their Macintosh computers.

The Company’s WinTV® analog TV receivers allow PC users to watch television on their PC screen in a resizable window, and also enable recording of TV shows to a hard disk.  Our Eskape™ Labs products allow users of Apple®Macintosh® computers to watch television on their computer screen.

The Company’s WinTV digital receivers can receive digital TV transmissions broadcast in the various digital TV formats and display the digital TV show in a re-sizeable window on a user’s PC screen.  Our Digital Entertainment Center products (“DEC”) allow users to receive digital TV broadcasts and display the digital TV on either a TV set or a PC screen.

The Company’s Hybrid Video Recorder product was designed to allow PC users watch and record both analog and digital broadcasts.  For a region that is transitioning over to digital TV, the user can watch both analog and digital broadcasts.  For a region that has not switched over to digital broadcasts, this product provides an economic way to enjoy the future benefits of digital TV while still having the ability to watch analog TV.

The Company’s MediaMVP™ product was designed to allow PC users to play digital media such as digital music, digital pictures and digital videos on a TV set via a home network.

The Company’s “Wing” software, which we anticipate selling in early 2006, enables the user to record TV shows on a personal computer for playback on the Sony Playstation Portable (PSP), Apple iPod and other portable video players.  Wing can also convert existing TV recordings to the PSP and iPod formats.  With the emergence and popularity of portable video players, our Wing product provides an easy solution for recording live TV shows for playback on these devices.

The Company sells its products through computer and electronic retailers, computer products distributors and original equipment manufacturers (“OEMs”).

Product Segment and Geographic Information

The Company sells its product through a domestic and international network of distributors and retailers.  Net sales to international and domestic customers were approximately 54% and 46%, 66% and 34%, and 68% and 32%  of total sales for the years ended September 30, 2005, 2004 and 2003, respectively.  It maintains sales offices in both Europe and Asia.

Net sales to customers by geographic location consist of:

	Years ended September 30,
Sales to:	2005	2004	2003
United States	46%	34%	32%
Germany	21%	32%	30%
United Kingdom	10%	12%	15%
France	6%	8%	8%
Asia	3%	1%	1%
Italy	2%	1%	2%
Netherlands	4%	5%	3%
Scandinavia	4%	3%	—
Spain/Portugal	3%	3%	—
Other Countries	1%	1%	9%
Total	100%	100%	100%

Product Segment and Geographic Information

The Company offers three primary types of analog products.  The Company’s WinTV® analog TV receivers allow PC users to watch television on their PC screen in a resizable window, and also enable recording of TV shows to a hard disk.  The Company’s WinTV®-PVR TV personal video recorder products include hardware MPEG encoders, which improve the performance of TV recording and add instant replay and program pause functions, plus also enable the ‘burning’ of TV recordings onto DVD or CD media.  The Company’s Eskape™ Labs myTV.PVR products allow users of Apple®Macintosh® computers to watch and record television on their computer screen.

The Company offers four types of digital TV receivers.  The Company’s WinTV-NOVA digital receivers can receive digital TV transmissions and display the digital TV show in a re-sizeable window on a user’s PC screen.  The Company’s WinTV-HVR series allow users to watch analog or digital TV on a PC screen.  The Company’s Digital Entertainment Center products (“DEC”) allow users to receive digital TV broadcasts and display the digital TV on either a TV set or a PC screen.  The Company’s MediaMVP™ product was designed to allow PC users to play digital media such as digital music, digital pictures and digital videos on a TV set via a home network.

The Company’s products are either sold, or can be sold, by the same retailers and distributors in our marketing channel.  The Company also sells product directly to OEM customers.  The Company evaluates its product lines under the functional categories of analog and digital products.  Sales by functional category are as follows:

	Twelve months ended September 30,
	2005	2004	2003
Product line sales
Analog sales	$61,302,656	$52,318,465	$38,219,898
Digital sales	17,155,129	13,021,118	12,736,136
	$78,457,785	$65,339,583	$50,956,034

Net long lived assets located in the United States, Europe and Asia locations were approximately 68%, 22% and 10% of total net long lived assets, respectively, at September 30, 2005, and 70%, 25% and 5% , respectively, at September 30, 2004.

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

Revenue Recognition

The Company sells through a sales channel which consist of retailers, OEMS and distributors.  Our prices are fixed consistently over the entire sales channel.  The majority of our customers are granted lines of credit.  The product is shipped on account with the majority of customers primarily given 30 to 60 day payment terms.  Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

The Company requires the customer to submit a purchase order to the Company.  The price of the product and payment terms are fixed per the terms of the purchase order.  Upon shipment of the order to the customer, the title to the goods is passed to the customer.  The customer is legally obligated to pay for the order within the payment terms stated on the customer’s purchase order.  The obligation to insure the boards and the cost of any pilferage while in the customer’s possession is the responsibility of the customer.  The products the Company sells are analog, hybrid video recorders or digital computer boards that are stocked on the shelves of retailers, and are subject to the normal consumer traffic that retail stores attract.  Aside from normal store promotions such as advertisements in the store’s circular, the Company has no further obligation to assist in the resale of the products.

The Company offers it customers a right of return, but does not offer stock balancing.  The Company’s accounting complies with SFAS 48 as typically at the end of every quarter, the Company, based on historical data, evaluates its sales reserve level based on the previous six months sales.  Due to seasonal nature of our business coupled with the changing economic environment, management exercises some judgment with regard to the historical data to arrive at the reserve.

Warranty Policy

The Company warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial retail purchase.  The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company or its authorized repair agent.  The Company accrues anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale.  The Company’s repair rate of product under warranty has been minimal and the warranty reserve has not been material.

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

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency.  Certain assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end.  Euro-denominated income statement accounts that pertain to sales are translated at the average monthly forward exchange contract rate.  Currencies other than Euros (primarily British Pound Sterling) and Euro accounts other than sales are translated at the average prevailing exchange rate during the year.  Translation adjustments arising from the translation to U.S. dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity.  Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income.  The Company had a translation gain of $1,074,910 recorded on the balance sheet as of September 30, 2004. For the twelve months ended September 30, 2005, the Company recorded on the balance sheet deferred translation losses of $528,558 resulting in a translation gain of $546,352 recorded as a component of accumulated other comprehensive income as of September 30, 2005.

Derivatives and Hedging Activities

For each of the past three fiscal years, at least 50 % of the Company’s sales were generated by our European subsidiary and were:

•                  Invoiced in local currency-primarily the Euro

•                  Collected in local currency-primarily the Euro

On the supply side, since the Company predominantly deals with North American and Asian suppliers and contract manufacturers, approximately 75% of the Company’s inventory required to support our European sales are purchased and paid in U.S. Dollars.

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

The Company does not try to hedge against all possible foreign currency exposures because of the inherent difficulty in estimating the volatility of the Euro, the contracts the Company procures are specifically entered into to as a hedge against forecasted or existing foreign currency exposure.  The Company does not enter into contracts for speculative purposes.  Although the Company maintains these programs to reduce the short term impact of changes in currency exchange rates, long term strengthening or weakening of the U.S. dollar against the Euro impacts the Company’s sales, gross profit, operating income and retained earnings.  Factors that could impact the effectiveness of our hedging program are:

•                  volatility of the currency markets

•                  availability of hedging instruments

•                  accuracy of our inventory forecasts

Additionally, there is the risk that foreign exchange fluctuations will make our products less competitive in foreign markets, which would substantially reduce the Company’s sales.

As of September 30, 2005, the Company had foreign currency contracts outstanding of approximately $3,028,000 against the delivery of the Euro.  These contracts expire from October 2005 through December 2005.

The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions.  The Company does not enter into such contracts for speculative purposes.  The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”.  The Company recorded a gain of $235,817 for the twelve months ended September 30, 2005.  As of September 30, 2005, a deferred gain of $136,418, reflecting the cumulative mark to market gains of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

The Company uses the average monthly forward contract exchange rate to translate our Euro denominated sales into our U.S. dollar reporting currency.  For the twelve month period ending September 30, 2005, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in an increase in sales of $612,092. This sales increase is related to our contracts that closed during these periods and the changes in the fair value of our derivative contracts.  For the twelve month period ending September 30, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales increase of $909,326.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, receivables and accounts payable, approximate fair value as of September 30, 2005 and 2004 because of the relatively short term maturity of these instruments.

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

	Years ended September 30,
	2005	2004	2003
Weighted average common stock outstanding-basic	9,431,695	8,999,266	8,867,309
Common stock equivalents-stock options	556,951	668,957	—
Weighted average shares outstanding-diluted	9,988,646	9,668,223	8,867,309

Options to purchase 48,453, 123,701 and 1,896,101 shares of Common Stock at prices ranging $4.40 to $ 8.75, $5.25 to $10.06 and 1.05 to $10.06, respectively, were outstanding as of September 30, 2005, 2004 and 2003, but were not included in the computation of diluted net income (loss) per share of Common Stock because they were anti-dilutive.

Stock Based Compensation

The Company accounts for its stock option awards under the intrinsic value based method of accounting as prescribed by APB Opinion Number 25, “Accounting for Stock Issued to Employees”. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.  The Company discloses the pro forma impact on net income and earnings per share as if the fair value based method had been applied as required by SFAS No. 123, “Accounting for Stock Based Compensation”.

Stock Based Compensation

SFAS Statement 123 “Accounting for Stock Based Compensation,” (“SFAS 123”) requires the Company to provide pro forma information regarding net income or (loss) and net income or (loss) per share as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003:  risk free interest rates of 4.25%, 4.25% and 3.25%, volatility factor of the expected market price of the Company’s stock of 35%, 35%  and 40%  and expected lives of either five or ten years.  The weighted average fair value ranges of options granted in 2005, 2004 and 2003 were $1.93 to $2.51, $1.15 to $1.39 and $0.43 to $1.39, respectively.

Under the accounting provisions of FASB Statement 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Years ended September 30,
	2005	2004	2003
Net income (loss) as reported	$1,386,753	$1,825,148	$(814,032)
Deduct: Total stock-based employee compensation expense
Determined under fair value method, net of related taxes	(13,753)	(35,696)	(99,154)
Pro forma net income (loss)	$1,373,000	$1,789,452	$(913,186)
Net income (loss) per share - as reported:
Basic	$0.15	$0.20	$(0.09)
Diluted	$0.14	$0.19	$(0.09)
Net income (loss) per share - pro forma:
Basic	$0.15	$0.20	$(0.10)
Diluted	$0.14	$0.19	$(0.10)

Accrued expenses-licensing fees

The Company uses technology licensed from third parties in certain products.  The company enters into agreements to license this technology, and in return for the use of the technology, the Company pays a license fee for each unit we sell that includes the licensors technology.  The licensing amount per unit varies by licensor.  The Company is obligated on a quarterly basis to provide the licensor with reports which quantify the licenses used.  In most instances, the licensor has the right to audit the usage reports.

The licensing fees are accounted for as a component of product cost and are charged to cost of sales.  The Company accrues a licensing fee for each unit sold that uses the licensors technology.

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

Effective with the Company’s first fiscal quarter ended December 31, 2005, the Company will begin to recognize stock based compensation expense on its consolidated statement of operations.  The Company does not expect any issues related to the implementation of SFAS No.123R.  It is the opinion of the Company that the adoption of this new accounting standard will not have a material impact on our operations.

In May 2005, the FASB issued Statements of Financial Accounting Standards No.154, Accounting Changes and Error Corrections-a replacement of APB Opinion 20 and FASB Statement 3, or SFAS 154. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 also requires that a change in depreciation, amortization or depletion method for long lived, non financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 requires that abnormal inventory costs such as abnormal freight, handling costs and spoilage be expensed as incurred rather than capitalized as part of inventory, and requires the allocation of fixed production overhead costs to be based on normal capacity.  SFAS 151 is to be applied prospectively and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our operations.

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

•                                          Other minor non trade receivables

Attached below is a listing by category of our accounts receivable as of September 30, 2005 and 2004.

	As September 30,
	2005	2004
Trade receivables	$10,186,232	$9,584,650
Receivable from contract manufacturers	5,491,524	6,568,968
GST and VAT taxes receivables	567,820	575,750
Allowances	(3,257,000)	(3,254,940)
Other	59,500	119,479
	$13,048,076	$13,593,907

3.              Inventories

Inventories consist of the following:

	September 30,
	2005	2004
Component Parts	$4,131,732	$3,522,974
Finished Goods	5,675,053	4,954,280
	$9,806,785	$8,477,254

4.              Property, Plant and Equipment

The following is a summary of property, plant and equipment:

	September 30,
	2005	2004
Office Equipment and Machinery	$2,551,670	$2,304,899
Leasehold Improvements	78,479	78,479
	2,630,149	2,383,378
Less: Accumulated depreciation and amortization	(2,105,041)	(1,894,008)
	$525,108	$489,370

Depreciation and amortization expense totaled $ 211,033, $ 242,486 and $ 274,784 for the years ended September 30, 2005, 2004 and 2003, respectively.

5.              Income Taxes

The Company’s income tax provision consists of the following:

	Years ended September 30,
	2005	2004	2003
Current tax expense:
State income taxes	$20,000	$15,000	$—
Foreign income taxes	109,356	134,497	108,465
Federal income taxes due to AMT	20,000
Adjustment of prior year estimated income taxes	—	—	198,425
Total current	149,356	149,497	306,890
Deferred tax expense
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total taxes on income	$149,356	$149,497	$306,890

Components of deferred taxes are as follows:

	Years ended September 30,
	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$3,313,011	$3,210,460
Tax credit carry forward	407,971	407,971
Inventory allowances	392,941	588,650
Warranty reserve	9,158	9,158
Allowance for doubtful accounts	105,353	86,353
Deferred rent payments	(9,001)	(9,001)
Capitalized inventory costs	47,385	32,185
Sales return reserve	316,193	411,426
Goodwill amortization	196,936	217,456
Other allowances	23,898	41,528
Total deferred assets	4,803,845	4,996,186
Valuation allowance	(4,803,845)	(4,996,186)
Net deferred assets	$—	$—

As of September 30, 2005, the Company had $125,295 of restricted net operating losses, (which expire in the years through 2010) and $8,389,000 of unrestricted net operating losses (which expire between 2010 and 2014)

available to offset future taxable income.  In addition, as of September 30, 2005, the Company has a tax credit carry forward for research and development expenses totaling $408,000.  For four out of the last five fiscal years, the Company’s domestic operation has incurred tax losses.  The Company analyzed the future realization of the deferred tax asset as of September 30, 2005 and it concluded that under the present circumstances, it would be appropriate for the Company to continue to record a valuation allowance against the deferred tax asset and reduce certain income tax liabilities.  As of September 30, 2005, the Company has recorded a full valuation allowance of $4,803,845 against the deferred tax asset.

No provision has been made for income taxes on substantially all of the undistributed earnings of the Company’s foreign subsidiaries of approximately $1,389,000 at September 30, 2005 as the Company intends to indefinitely reinvest such earnings.

The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the Federal statutory income tax rate of 34% to the income before income tax is attributable to the following:

	Years ended September 30,
	2005	2004	2003
Income tax (benefit) at federal statutory rate	$522,276	$671,379	$(172,428)
Increase (decrease) in deferred income tax valuation allowance	(192,341)	336,058	981,095
Change in estimate of prior year income taxes	(201,808)	160,540	198,425
Permanent differences-life insurance	3,400	20,400	3,400
Permanent differences-other	1,700	31,068	5,100
State income taxes, (benefit) net of federal benefit	13,200	(34,168)	(104,273)
Foreign earnings taxed at rates other than the federal statutory rate	2,929	(1,035,780)	(605,429)
Other	—	—	1,000
Taxes on income	$149,356	$149,497	$306,890

Effective October 1, 1999, the Company restructured its foreign operations.  The result of the restructuring eliminated the foreign sales corporation and established a new Luxembourg corporation which functions as the entity which services the Company’s European customers.  The new structure created separate domestic and foreign tax entities, with the new Luxembourg entity paying a royalty fee to the Company’s domestic operation for use of the Hauppauge name.

For the years ended September 30, 2005, 2004 and 2003, net of royalty fees charged to our European subsidiary, the Company’s domestic operation incurred a pretax profit of $1,223,090, and pretax losses of $1,467,346 and $2,606,829 respectively, and the Company’s international operations had pretax net income, net of royalty fees paid to the U.S. subsidiary of $313,020, $3,441,991 and $2,099,687, respectively.

6.              Stockholders’ Equity

a.  Treasury Stock

On November 8, 1996, the Company approved a stock repurchase program.  The program, as amended, authorizes the Company to repurchase up to 850,000 shares of its own Common Stock.  The repurchased shares will be used by the Company for certain employee benefit programs.  As of September 30, 2005 and 2004, 607,547 and 567,067 treasury shares with an accumulated cost of $1,757,951 and $1,584,313 and average prices of $ 2.89 and $2.79 were held by the Company as treasury shares.

b.  Stock Compensation Plans

In August 1994, the Company adopted an Incentive Stock Option Plan (“ISO”), as defined in section 422(A) of the Internal Revenue Code.  Pursuant to the ISO, up to 400,000 options may be granted for up to ten years with exercise prices at the fair market value of the Common Stock at the date of the grant, subject to adjustment as provided in the plan.  As of September 30, 2005, 2004 and 2003, 53,467, 77,900 and 118,500 options were outstanding, respectively, ranging in prices from $1.35 to $2.54.

On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the “1996 Non-Qualified Plan”) which was approved by the Company’s stockholders on March 5, 1996. The 1996 Non-Qualified Plan authorizes the grant of 500,000 shares of Common Stock, subject to adjustment as provided in the plan.  The plan terminates on March 5, 2006. This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code.  There are various tax benefits which could accrue to the Company upon exercise of non-qualified stock options that may not be available to the Company upon exercise of qualified incentive stock options.  The purpose of the plan is to provide the Company greater flexibility in rewarding key employees, consultants, and other entities without burdening the Company’s cash resources.  As of September 30, 2005, 2004 and 2003, 272,975, 325,975 and 346,479 options ranging in prices from $1.08 to $10 were outstanding under the 1996 Non-Qualified Plan.

On December 17, 1997 the Company’s Board of Directors adopted and authorized a new incentive stock option plan (“1997 ISO”) pursuant to section 422A of the Internal Revenue Code.  This plan was approved by the Company’s stockholders at its March 12, 1998 annual stockholders’ meeting.  The 1997 ISO plan as adopted authorizes the grant of up to 700,000 shares of Common Stock, subject to adjustment as provided in the plan.  This plan terminates on December 16, 2007. The options terms may not exceed ten years.  Options cannot be granted at less than 100% of the market value at the time of grant.  Options granted to employees who own more than 10% of the Company’s outstanding common stock cannot be granted at less than 110% of the market value at the time of grant.  As of September 30, 2005, 2004 and 2003, 413,135, 514,102 and 634,122 options were outstanding with exercise prices from $1.08 to $ 10.06.

The Company’s Board of Directors on May 9, 2000 adopted the 2000 Performance and Equity Incentive Plan (the “2000 Plan”). This plan was approved by the stockholders at its July 18, 2000 annual stockholders’ meeting.  The purpose of the 2000 Plan is to attract, retain and motivate key employees, directors and non-employee consultants.

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

The 2000 plan allows the granting of options as either incentive stock options or non-qualified options.  Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options.  Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant.  Incentive stock options granted to employees who own 10% or more of the Company’s combined voting power cannot be granted at less than 110% of the market value at the time of grant.  Non-qualified options shall be granted at a price determined by the Board of Directors, or a committee thereof, and shall be exercisable no more than 10 years and one month after the grant.  The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000.

As of September 30, 2005, 2004 and 2003, 323,517, 444,617 and 497,000 options were outstanding from this plan ranging in prices from $1.05 to $ 5.78.

The Company’s Board of Directors on May 16, 2003 adopted the 2003 Performance and Equity Incentive Plan (the “2003 Plan”). This plan was approved by the stockholders at its September 22, 2003 annual stockholders’ meeting.  The purpose of the 2003 Plan is to provide equity ownership opportunities and performance based incentives to attract and retain the services of key employees, Directors and non-employee consultants of the Company and to motivate such individuals to put forth maximum efforts on behalf of the Company.

The 2003 Plan as adopted reserves up to 500,000 shares of Common Stock to be issued pursuant to stock options grants or other awards, subject to adjustment for any merger, reorganization, consolidation, recapitalization, stock dividend, stock split or any other changes on corporate structure affecting the common stock.  All of the Common Stock which may be awarded under the 2003 Plan may be subject to delivery through Incentive Stock Option Plans.  The 2003 Plan will be administered by the Board of Directors or a Committee thereof composed of two or more members who are non-employee Directors (the “Committee”).  Grants of awards under the 2003 Plan to non-employee Directors require the approval of the Board of Directors.

The Board or the Committee may amend, suspend or discontinue the 2003 Plan or any portion thereof at any time, but no amendment, suspension or discontinuation shall be made which would impair the right of any holder without the holder’s consent.  Subject to the foregoing, the Board or the Committee has the authority to amend the 2003 Plan to take into account changes in law and tax and accounting rules, as well as other developments.  The Board or the Committee may institute loan programs to assist participants in financing the exercise of options through full recourse interest bearing notes not to exceed the cash consideration plus all applicable taxes in connection with the acquisition of shares.

This plan allows the granting of options as either incentive stock options or non-qualified options.  Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options.  Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant.  Incentive stock options granted to employees who own 10% or more of the Company’s combined voting power cannot be granted at less than 110% of the market value at the time of grant.  Non-qualified options shall be granted at a price determined by the Board of Directors and shall be exercisable no more than 10 years and one month after the grant.  The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000.  As of September 30, 2005 and September 30, 2004, 369,000 and 176,750 are outstanding from this plan ranging in prices from $3.02 to $ 4.62.  There were no options outstanding as of September 30, 2003.

The Board or the Committee may grant options with a reload feature.  A reload feature shall only apply when the option price is paid by delivery of Common Stock held by the optionee for at least 12 months.  The agreement for options containing the reload feature shall provide that the option holder shall receive, contemporaneously with the payment of the option price in Common Stock, a reload stock option to purchase the number of Common Stock equal to the number of Common Stock used to exercise the option, and, to the extent authorized by the Board or the Committee, the number of Common Stock used to satisfy any tax withholding requirement incident to the underlying Stock Option.  The exercise price of the reload options shall be equal to the fair market value of the Common Stock on the date of grant of the reload option and each reload option shall be fully exercisable six months from the effective date of the grant of such reload option.  The term of the reload option shall be equal to the remaining term of the option which gave rise to the reload option.  No additional reload options shall be granted to optionees when Stock Options are exercised following the termination of the optionee’s employment.  Subject to the foregoing, the terms of the 2003 Plan applicable to the option shall be equally applicable to the reload option.

Stock Appreciation Rights may be granted in conjunction with all or part of any stock option granted under the 2003 Plan or independent of a stock option grant.  Stock Appreciation Rights shall be subject to such terms and conditions as shall be determined by the Board or the Committee.  Upon the exercise of a Stock Appreciation Right, a holder shall be entitled to receive an amount in cash, Common Stock, or both, equal in value to the excess of the fair market value over the option exercise price per Common Stock.

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

Long term performance awards (or “Award) may be awarded either alone or in addition to other awards granted under the 2003 Plan.  The Board or the Committee shall determine the nature, length, and starting date of the performance period which shall generally be at least two years.  The maximum award for any individual with respect to any one year of any applicable performance period shall be 100,000 Common Stock.

Upon a Change in Control as defined in the 2003 Plan, but only to the extent determined by the Board or the Committee, stock options, stock appreciation rights and Long term performance awards (the “Award”) will vest, provided that no award granted to an employee of the Company shall vest or be exercisable unless the employee’s employment is terminated within 24 months from the date of the Change in Control, (as defined in the 2003 Plan) unless the employee is terminated for Cause, as defined in the 2003 Plan or if the employee resigns his employment without Good Reason, as defined in the 2003 Plan.  Otherwise, the Award shall not vest and be exercisable upon a Change in Control, unless otherwise determined.  The employee shall have 30 days from after his employment is terminated due to a Change in Control to exercise all unexercised Awards.  However, in the event of the death or disability of the employee, all unexercised Awards must be exercised within twelve (12) months after the death or disability of the employee.

The Company’s Board of Directors on May 9, 2000 adopted the Employee Stock Purchase Plan.  This plan was approved by the stockholders at its July 18, 2000 annual stockholders’ meeting.  This plan is intended to provide the Company’s full- time employees an opportunity to purchase an ownership interest in the Company through the purchase of Common Stock.  The Company has reserved 100,000 Common Stock for issuance under the plan.  This plan is to be administered by the Board of Directors.  Employees who have completed six months of employment and who work more than 20 hours per week for more than five months in the year are eligible to participate in the plan.  The employee may elect to payroll deductions up to 10% per pay period.  The purchase price shall either be the lower of 85% of the closing price on the offering commencement date or the offering termination date.  No employee will be granted an option to purchase Common Stock if such employee would own shares or holds options to purchase shares which would cause the employee to own more than 5% of the combined voting power of all classes of stock.  Non-employees are not eligible to participate.  This plan terminates on December 31, 2003.  The maximum number of shares that may be issued in any quarterly offering is 10,000, plus un-issued shares from prior offerings whether offered or not.  At our September 6, 2002 stockholders’ meeting, our stockholders’ approved an increase in shares reserved under this plan to 180,000, and extended the plan termination date to December 31, 2004.   At our September 27, 2004 stockholders’ meeting, our stockholders’ approved an increase in shares reserved under this plan to 260,000, and extended the plan termination date to December 31, 2006.   As of September 30, 2005, 2004 and 2003, 121,805, 103,334 and 87,298 shares of Common Stock were purchased under this plan.

A summary of the status of the Company’s fixed options plans as of September 30, 2005, 2004 and 2003 and changes during the years ending those dates is presented below:

		Weighted		Weighted
		Average		Average
		Exercise	Non	Exercise
	ISO	Price	Qualified	Price
Balance at September 30, 2002	999,422	$2.79	415,404	$3.45
Granted	272,600	1.08	111,075	2.50
Exercised	(3,000)	1.16	—	—
Forfeited	(19,400)	1.22	—	1.81
Balance at September 30, 2003	1,249,622	$2.45	526,479	$3.25
Granted	182,750	3.66	—	—
Exercised	(163,503)	2.14	(165,250)	1.63
Forfeited	(55,500)	3.01	(15,254)	2.82
Balance at September 30, 2004	1,213,369	$2.65	345,975	$4.04
Granted	199,250	4.09	—	—
Exercised	(190,000)	2.19	—	1.63
Forfeited	(63,500)	3.77	(73,000)	4.14
Balance at September 30, 2005	1,159,119	$2.91	272,975	$4.02
Options exercisable at September 30, 2005	791,639	$2.66	246,765	$3.01

The following table summarizes information about stock options outstanding at September 30, 2005:

Options Outstanding
Range of		Weighted Average		Weighted	Options Exercisable	Weighted
Exercise	Number	Remaining		Average	Number	Average
Prices	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price
$1.35	22,000	0.2	years	$1.35	22,000	$1.35
1.50	30,000	0.4		1.50	30,000	1.50
1.87	10,800	0.2		1.87	10,800	1.87
2.07	9,000	0.5		2.07	9,000	2.07
2.54	40,000	0.2		2.54	40,000	2.54
2.32	60,000	2.3		2.32	60,000	2.32
2.25	69,600	0.2		2.25	69,600	2.25
3.87	10,000	0.3		3.87	10,000	3.87
3.94	154,802	0.5		3.94	154,802	3.94
2.82	60,000	0.2		2.82	60,000	2.82
8.75	20,000	0.7		8.75	20,000	8.75
5.25	47,900	0.8		5.25	47,900	5.25
5.78	34,600	0.8		5.78	34,600	5.78
4.13	37,500	1.1		4.13	37,500	4.13
1.38	101,117	1.3		1.38	100,617	1.38
2.06	1,500	2.2		2.06	—	2.06
1.05	57,000	2.6		1.05	57,000	1.05
3.05	75,000	3.7		3.05	55,000	3.05
1.08	222,275	4.0		1.08	158,335	1.08
3.02-3.64	118,750	4.8		3.27	48,500	3.27
4.45	30,000	4.5		4.45	7,500	4.45
4.40	16,000	4.8		4.40	4,000	4.40
3.71	5,000	4.9		3.71	1,250	3.71
4.62	100,000	5.4		4.62	—	4.62
3.56	99,250	5.9		3.56	—	3.56
	1,432,094				1,038,404

c.  Stockholders’ Rights Agreements

On July 19, 2001, the Company’s Board of Directors adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of July 20, 2001 (the “Rights Agreement”) between the Company and North American Transfer Company as Rights Agent.  Pursuant to the Rights Agreement, one Right will be issued for each share of common stock, par value $0.01 per share, of the Company (“Common Stock”) outstanding as of August 5, 2001. Each of the Rights will entitle the registered holder to purchase from the Company one share of Common Stock at a price of $11.00 per share, subject to adjustment.  The Rights generally will not become exercisable unless and until, among other things, any person acquires 10% to 12% or more of the outstanding Common Stock or makes a tender offer to acquire 10% or more of the outstanding Common Stock.  The 10% threshold will not be applicable to institutional investors who stay below a 20% ownership level and who report their ownership on a Schedule 13G under the Securities Exchange Act of 1934. In addition, stockholders of more than 10% of the Common Stock as of July 19, 2001 will be grandfathered at a their current level plus 1% unless they later fall below the 10% threshold.  The Rights are redeemable under certain circumstances at $0.001 per Right and will expire, unless earlier redeemed or extended, on July 19, 2011.

7.              Significant Customer Information

For the years ended September 30, 2005 and September 30, 2003, the Company had no single customer that accounted for more than 10% of the Company’s sales.  For the year ended September 30, 2004 the Company had one customer that accounted for about 12%  of its net sales.  As of September 30, 2005 and 2004, the Company had twenty one and seventeen customers who accounted for 87% and 84% , respectively of the net accounts receivable.

8.              Related Party Transactions

The Company occupies a facility located in Hauppauge New York and use it for executive offices and for the testing, storage and shipping of our products.  In February 1990, Hauppauge Computer Works, Inc., a wholly-owned subsidiary of ours (“HCW”), entered into a lease (the “1990 Lease”), with Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, our Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing and the holder of approximately 8.8% of our Common Shares as of September 30, 2005, Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 5.9% of our Common Shares as of September 30, 2005 and Laura Aupperle, believed by us to be the holder of approximately 10.5% of our Common Shares, including Common Shares attributed to the Estate of Kenneth R. Aupperle.  Ladokk Realty Co., LLC is the successor to Ladokk Realty Co.  As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly, and subject to 5% annual increases effective February 1st of each year.  The Company was also obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease.  Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by us.

On February 17, 2004, HCW and Ladokk terminated the 1990 Lease and HCW entered into a new lease agreement with Ladokk Realty Co., LLC (the “2004 Lease”).  The 2004 Lease term is for five years and terminates on February 16, 2009.  The annual rent under the 2004 Lease is $360,000, payable monthly.  The Company was also obligated to pay real estate taxes and operating costs of maintaining the premises subject to such lease.  Concurrently with the new lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require us to sign a guarantee.  Accordingly, we no longer guarantee the landlord’s mortgages.

On December 17, 1996 the Board of Directors approved the issuance of warrants to LADOKK in consideration of Ladokk’s agreement to cancel the last three years of the Company’s lease and to grant an option to the Company to extend the lease for three years.  The Stock Option Committee authorized the grant of a warrant to LADOKK to acquire 120,000 Common Shares at an exercise price of $1.906, which warrant is exercisable for a term of ten years.  The market price of the option equaled the exercise price at the date of the grant.  The effect of imputing the fair value of the options granted was immaterial.  The options were still outstanding as of September 30, 2005.

The Company had amounts payable to this related party for unpaid rent of $228,667 and $288,667 as of September 30, 2005 and 2004, respectively

Minimum annual lease payments to related parties and unrelated third parties are as follows:

Years Ended September 30,

2006	$564,926
2007	374,615
2008	360,000
2009	45,000
Total	$1,344,541

Rent expense to related parties and non related third parties totaled approximately $604,000, $581,000 and $622,000 for the years ended September 30, 2005, 2004 and 2003 respectively.  The Company pays the real estate taxes and it is responsible for normal building maintenance.

9.              Commitments and Contingencies

a.  Litigation

Arbitration Proceeding

The Company was involved in arbitration proceedings before the American Arbitration Association, which had been brought against the Company by the estate of the late Mr. Kenneth Aupperle, one of the Company’s founders and former President (“Estate”).  The Estate was claiming property rights and interest in the Company, certain amounts due and owing to the Estate based on various corporate agreements with Mr. Aupperle and certain insurance policies, which amounts were claimed to be not less than $2,500,000. On April 19, 2004, the arbitration panel awarded the Estate a total of $206,250.  No other fees or expenses were awarded.  The Company accrued a charge of $206,250 in the second quarter of fiscal year 2004 to cover the award.  The award was paid in May 2004.

Litigation Proceeding

In March 2002, Polywell International, Inc. (“Polywell”), a supplier of cables to the Company, commenced an action seeking $339,520 in damages plus exemplary damages, attorney’s fees, costs and interest with relation to certain unpaid invoices.  The Company paid these invoices to the sales representative, who subsequently failed to forward the payments to Polywell.  The Company had dealt with this sales representative over a number of years, who also represented himself as Polywell’s payment and collection agent.

The case went to trial and was heard before a jury in the United States District Court in the Northern District of Texas, Dallas Division.  Since the Company had dealt with the said sales representative for several years with respect to all purchasing and payment issues, the Company believed that paying the invoices to this sales representative was tantamount to paying Polywell.  The jury however ruled in favor of Polywell and the court granted Polywell a judgment against the Company, awarding an amount of $339,520 to Polywell.  In addition, the Company was obligated to pay Polywell’s attorney’s fees and interest.

The Company accrued a charge of $500,000 during the second fiscal quarter of fiscal 2004 to cover the award.  Subsequent negotiation reduced the award to $427,000, and the Company paid the award in June 2004.   The reduction in the final award has been reflected in our fiscal 2004 third quarter results.

In the normal course of business, the Company is party to various claims and/or litigation.  To the best of its knowledge, management believes that there is currently no material litigation which, considered in the aggregate, that would have a material adverse effect on the Company’s financial position and results of operations.

b.  Employment Contract

As of January 10, 1998, after the expiration of a prior employment agreement with the Company, Kenneth Plotkin entered into an employment agreement (the “1998 Employment Agreement”) with the Company to serve in certain offices of the Company.  The 1998 Employment Agreement provided for a three-year term, which term automatically renews from year to year thereafter unless otherwise terminated by the Board of Directors or the executive.  The 1998 Employment Agreement provided for an annual base salary of $125,000 during the first year, $150,000 during the second year, and $180,000 during the third year.  For each Annual Period (as defined in the 1998 Employment Agreement) thereafter, the 1998 Employment Agreement provides that compensation shall be as mutually determined between the Company and the executive, but not less than that for the preceding Annual Period.  In addition, the 1998 Employment Agreement provides for a bonus to be paid as follows:  an amount equal to 2% of the Company’s earnings, excluding earnings that are not from operations and before reduction for interest and income taxes (“EBIT”), for each fiscal year starting with the year ended September 30, 1998, provided that the Company’s EBIT for the applicable fiscal year exceeds 120% of the prior fiscal year’s EBIT, and if not, then 1% of the Company’s EBIT.  The determination of EBIT shall be made in accordance with the Company’s audited filings with the Securities and Exchange Commission on its Form 10-KSB or Form 10-K.  Pursuant to the 1998 Employment Agreement, on January 21, 1998, incentive stock options to acquire a total of 90,000 Common Shares each were granted to Mr. Plotkin, exercisable, beginning on January 21, 1999, in increments of 33 1/3% per year at $2.544 per share.  Each increment of these options expires five (5) years after it first becomes exercisable.  Also on January 21, 1998, pursuant to the 1998 Employment Agreement, non-qualified options to acquire a total of 60,000 Common Shares each were granted to Mr. Plotkin, exercisable immediately for a period of ten (10) years.  These options expire as of January 20, 2008. Options granted under the 1998 Incentive Stock Option Plan shall become immediately vested and exercisable in the event of a Change in Control (as defined in the 1998 Incentive Stock Option Plan). The 1998 Employment Agreement further provides for disability benefits, the obligation of the Company to pay the premiums on a term life insurance policy or policies in the amount of $500,000 on the life of Mr. Plotkin owned by Mr. Plotkin or his spouse, or a trust for his respective benefit or for the benefit of his family, a car allowance of $500 per month, reasonable reimbursement for automobile expenses, and medical insurance as is standard for executives of the Company.  The 1998 Employment Agreement further provides that the Company may apply for and own life insurance on the life of Mr.  Plotkin for the benefit of the Company, in such amounts as the

Board of Directors of the Company may from time to time determine.  As set forth in the 1998 Employment Agreement, the Company shall pay the premiums as they become due on any such insurance policies, and all dividends and any cash value and proceeds on such insurance policies shall belong to the Company.  In the event of a termination of employment associated with a Change in Control of the Company (as defined in the 1998 Employment Agreements), a one-time bonus shall be paid to the executive equal to three times the amount of the executive’s average annual compensation (including salary, bonus and benefits, paid or accrued) received by him for the thirty-six month period preceding the date of the Change of Control.

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

As of September 30, 2005, the Company has foreign currency forward contracts outstanding of $3,028,000 against delivery of the Euro.  The contracts expire from October 2005 through December 2005. See item 7A- “Quantitative and Qualitative Disclosure About Market Risks”

10.       Quarterly Information (Unaudited)

The following presents certain unaudited quarterly financial data:

	(In thousands, except per share data)
	Quarters ended
	December 31,	March 31,	June 30,	September 30,
	2004	2005	2005	2005
Net Sales	$23,361	$20,362	$19,373	$15,362
Gross Profit	5,312	4,820	4,392	3,335
Operating income (loss)	1,327	862	154	(881)
Net income (loss)	1,264	827	160	(864)
Net income (loss) per share:
Basic	$0.14	$0.09	$0.02	$(0.09)
Diluted	$0.13	$0.08	$0.02	$(0.09)

	(In thousands, except per share data)
	Quarters ended
	December 31,	March 31,	June 30,	September 30,
	2003	2004	2004	2004
Net Sales	$18,230	$16,804	$13,794	$16,511
Gross Profit	4,582	4,931	3,558	4,223
Operating income	1,051	557	190	169
Net income	993	544	169	119
Net income per share:
Basic and diluted	$0.11	$0.06	$0.02	$0.01

Since the Company sells primarily to the consumer market, it has experienced certain revenue trends.  The sales of the Company’s products, which are primarily sold through distributors and retailers, have historically been stronger during the Company’s first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales.  In addition, the Company’s international sales, mostly in the European market, were 54%, 66% and 68% of sales for the years ended September 30, 2005, 2004 and 2003, respectively.  Due to this, the Company’s sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hauppauge Digital, Inc. and Subsidiaries

Hauppauge, New York

The audits referred to in our report dated December 16, 2005, relating to the consolidated financial statements of Hauppauge Digital, Inc. and Subsidiaries included the audits of the financial statement schedules for each of the three years in the period ended September 30, 2005.  These financial statement schedules are the responsibility of management.  Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, such financial statement schedules presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Melville, New York

December 16, 2005

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Bad Debt Recoveries (2)	Balance at End of Year

YEAR ENDED SEPTEMBER 30, 2005
Reserve and allowances deducted from asset accounts :
Allowance for doubtful accounts	$250,000	$50,000	—	—	—	$300,000

YEAR ENDED SEPTEMBER 30, 2004
Reserve and allowances deducted from asset accounts:
Allowance for doubtful accounts	$202,244	$47,756	—	—	—	$250,000

YEAR ENDED SEPTEMBER 30, 2003
Reserve and allowances deducted from asset accounts:
Allowance for doubtful accounts	$202,244	—	—	—	—	$202,244

Reserve for Obsolete and Slow Moving Inventory

Description	Balance at Beginning of Year	Charged to Costs And Expenses	Charged to Other Accounts	Disposals (1)	Balance at End of Year

YEAR ENDED SEPTEMBER 30, 2005
Reserve and allowances deducted from asset accounts:
Reserve for obsolete and slow moving inventory	$1,377,712	$30,000	—	—	$1,407,712
YEAR ENDED SEPTEMBER 30, 2004
Reserve and allowances deducted from asset accounts:
Reserve for obsolete and slow moving inventory	$2,794,078	$235,000	—	$(1,651,366)	$1,377,712
YEAR ENDED SEPTEMBER 30, 2003
Reserve and allowances deducted from asset accounts:
Reserve for obsolete and slow moving inventory	$2,732,445	$593,442	—	$(531,809)	$2,794,078

(1) Obsolete inventory disposed of

Reserve for sales returns

Description	Balance at Beginning of Year	Charged to Costs And Expenses	Charged to Other Accounts	Adjustments (1)	Balance at End of Year

YEAR ENDED SEPTEMBER 30, 2005
Sales reserve deducted from sales and receivables account	$3,004,940	$(47,940)	—	$—	$2,957,000
Reserve for sales returns

YEAR ENDED SEPTEMBER 30, 2004
Sales reserve deducted from sales and receivables account	$2,684,940	$320,000	—	$—	$3,004,940
Reserve for sales returns

YEAR ENDED SEPTEMBER 30, 2003
Sales reserve deducted from sales and receivables account	$2,684,940	$—	—	$—	$2,684,940
Reserve for sales returns

(1) Sales reserve adjusted per historical evaluation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAUPPAUGE DIGITAL INC.

By:	/s/ Kenneth Plotkin	Date:	December 29, 2005
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the Board,
Vice President of Marketing (Principal Executive Officer)

By:	/s/ Gerald Tucciarone	Date:	December 29, 2005
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth Plotkin	Date:	December 29, 2005
KENNETH PLOTKIN
Chief Executive Officer, Director,
Vice President of Marketing (Principal Executive Officer)
and Director

By:	/s/ Gerald Tucciarone	Date:	December 29, 2005
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary

By:	/s/ Seymour G. Siegel	Date:	December 29, 2005
SEYMOUR G. SIEGEL
Director

By:	/s/ Bernard Herman	Date:	December 29, 2005
BERNARD HERMAN
Director

By:	/s/ Robert S. Nadel	Date:	December 29, 2005
ROBERT S. NADEL
Director

By:	/s/ Neal Page	Date:	December 29, 2005
NEAL PAGE
Director

By:	/s/ Christopher G. Payan	Date:	December 29, 2005
CHRISTOPHER G. PAYAN
Director