Form 10-Q
period 2005-12-31
HAUPPAUGE DIGITAL INC
filed 2006-02-14
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

☒ YES          ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act).

☐  LARGE ACCELERATED FILER  ☐  ACCELERATED FILER  ☒ NON-ACCELERATED FILER

Indicate by check mark whether the registrant is a shell company  (as defined in Rule12b-2 of the Exchange act).

☐ YES          ☒  NO

As of February 6, 2006,  9,559,757 shares of  .01 par value Common Stock of the registrant were outstanding.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

INDEX

Page No.

PART I. FINANCIAL INFORMATION

2

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets -	2
December 31, 2005 (unaudited) and September 30, 2005 (audited)

Condensed Consolidated Statements of Income -	3
Three Months ended December 31, 2005 (unaudited) and 2004 (unaudited)

Condensed Consolidated Statements of Other Comprehensive Income -	4
Three months ended December 31, 2005 (unaudited) and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows -	5
Three Months ended December 31, 2005 (unaudited) and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements	6-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-27

Item 3. Quantitative and Qualitative Disclosures about Market Risks	28-29

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	31

SIGNATURES	32

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2005
	(unaudited)	(audited)
Assets:

Current Assets:
Cash and cash equivalents	$6,192,989	$7,567,393
Receivables, net of various allowances	20,484,559	13,048,076
Inventories	10,398,235	9,806,785
Prepaid expenses and other current assets	1,037,052	1,087,453
Total current assets	38,112,835	31,509,707

Property, plant and equipment, net	521,618	525,108
Security deposits and other non current assets	80,142	81,529
Total assets	$38,714,595	$32,116,344

Liabilities and Stockholders’ Equity :

Current Liabilities:
Accounts payable	$16,062,743	$10,750,560
Accrued expenses-licensing fees	4,794,451	4,126,506
Accrued expenses	1,438,627	1,121,842
Income taxes payable	179,260	175,944
Total current liabilities	22,475,081	16,174,852

Stockholders’ Equity:
Common stock $.01 par value; 25,000,000 shares authorized, 10,121,378 and 10,107,936 issued, respectively	101,214	101,080
Additional paid-in capital	13,728,530	13,603,705
Retained earnings	4,332,360	3,311,888
Accumulated other comprehensive (loss) income	(164,639)	682,770
Treasury Stock, at cost, 607,547 and 567,067 shares	(1,757,951)	(1,757,951)
Total stockholders’ equity	16,239,514	15,941,492
Total liabilities and stockholders’ equity	$38,714,595	$32,116,344

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended December 31,
	2005	2004

Net sales	$25,044,990	$23,360,442
Cost of sales	19,813,206	18,049,079
Gross profit	5,231,784	5,311,363

Selling, general and administrative expenses	3,381,070	3,427,055
Research & development expenses	794,001	557,530
Income from operations	1,056,713	1,326,778

Other income (expense):
Interest income	5,206	1,511
Foreign currency	964	(8,600)
Other income (expense)	6,170	(7,089)
Income before taxes on income	1,062,883	1,319,689
Tax provision	42,411	56,000
Net income	$1,020,472	$1,263,689

Net income per share:
Basic	$0.11	$0.14
Diluted	$0.10	$0.13

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended December 31,
	2005	2004
Net income	$1,020,472	$1,263,689
Foreign currency translation (loss)	(743,271)	(279,791)
Forward exchange contracts marked to market	(104,138)	584,261
Other comprehensive income	$173,063	$1,568,159

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2005	2004
Net income	$1,020,472	$1,263,689
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	45,070	54,324
Non cash stock compensation expense	100,878	—
Other non cash items	1,387	—
Changes in current assets and liabilities:
Accounts receivable	(7,436,483)	(1,612,908)
Inventories	(591,450)	(2,273,237)
Prepaid expenses and other current assets	50,401	(11,665)
Accounts payable	5,312,183	1,450,848
Accrued expenses and other current liabilities	988,046	491,287
Total adjustments	(1,529,968)	(1,901,351)
Net cash used in operating activities	(509,496)	(637,662)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(41,580)	(82,723)
Net cash used in investing activities	(41,580)	(82,723)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and employee stock purchases	24,081	199,359
Purchase of treasury stock	—	(17,448)
Net cash provided by financing activities	24,081	181,911
Effect of exchange rates on cash	(847,409)	304,470
Net decrease in cash and cash equivalents	(1,374,404)	(234,004)
Cash and cash equivalents, beginning of period	7,567,393	8,661,589
Cash and cash equivalents, end of period	$6,192,989	$8,427,585

Supplemental disclosures:
Income taxes paid	$16,776	$38,863

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the Company’s consolidated financial position,  results of operations and cash flows as of and for the interim periods have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company’s September 30, 2005 Form 10-K.

The operating results for the three months ended December  31, 2005 are not necessarily indicative of the results to be expected for the September 30, 2006 year end.

Certain reclassifications have been made to the prior condensed consolidated financial statements to conform to the current presentation.

Note 2. Receivables

Accounts and other receivables as of December 31, 2005 and September 30, 2005 consisted of:

	December 31,	September 30,
	2005	2005
Trade receivables	$14,564,411	$10,186,232
Receivable from contract manufacturers	8,309,277	5,491,524
GST and VAT taxes receivables	812,647	567,820
Allowances and reserves	(3,257,000)	(3,257,000)
Other	55,224	59,500
	$20,484,559	$13,048,076

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

As of December 31, 2005, the Company had foreign currency contracts outstanding of approximately $1,928,150 against the delivery of the Euro. The contracts expire from January 2006 through February 2006. The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. The Company recorded a loss of $104,138 for the three ended December 31, 2005 on its statement of other comprehensive income. As of December 31, 2005, a deferred gain of $32,280 reflecting the cumulative mark to market gains of the Company’s derivatives, was recorded on the Company’s balance sheet as a component of accumulated other comprehensive income in our equity section.

The Company uses the average monthly forward contract exchange rate to translate our Euro denominated sales into the Company’s U.S. dollar reporting currency. For the three months ended December 31, 2005, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a decrease in sales of $628,789 for the three months ended December 31, 2005. These sales increases are related to contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the three months ended December 31, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales increase of $640,815.

Note 4. Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	December 31,	September 30,
	2005	2005

Component Parts	$4,712,845	$4,131,732
Finished Goods	5,685,390	5,675,053
	$10,398,235	$9,806,785

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

	Three Months Ended December 31,
	2005	2004
Weighted average shares outstanding-basic	9,508,100	9,277,944
Number of shares issued on the assumed exercise of stock options	507,157	671,437
Weighted average shares outstanding-diluted	10,015,257	9,949,381

Options to purchase 92,876 and 98,757 shares of common stock, at prices ranging $3.88 to $ 8.75 and $5.25 to $10.06, were outstanding for the three months ended December 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

As of December 31, 2005, appearing in the equity section under “ Accumulated other comprehensive income” was a loss of $164,639, which consisted of a deferred translation loss of $196,919 and a deferred gain of $32,280 due to the mark to market gains on the difference between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

Note 7. Revenue Recognition

The Company sells through a sales channel which consist of retailers , distributors and original equipment manufacturers (OEM’s). The Company’s prices are fixed consistently over the entire sales channel. The majority of the Company’s customers are granted lines of credit. The product is shipped on open account with the majority of the Company’s customers given 30 to 60 day payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

The Company requires the customer to submit a purchase order to the Company. The price of the product and payment terms are fixed per the terms of the purchase order. Upon shipment of the order to the customer, the title to the goods is passed to the customer. The customer is legally obligated to pay for the order within the payment terms stated on the customer’s purchase order. The obligation to insure the products and the cost of any pilferage while in the customer’s possession is the responsibility of the customer. The Company sells analog, hybrid video recorders and digital computer boards that are stocked on the shelves of retailers, and are subject to the normal consumer traffic that retail stores attract. Aside from normal store promotions such as end-caps and advertisements in the store’s circular, the Company has no further obligation to assist in the resale of the product.

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

The Company’s products are either sold, or can be sold, by the same retailers and distributors in our marketing channel. The Company also sells product directly to OEM customers. The Company evaluates its product lines under the functional categories of analog and digital products. Sales by functional category are as follows:

	Three months ended December 31,
	2005	2004
Product line sales
Analog sales	$15,457,032	$18,401,809
Digital sales	9,587,958	4,958,633
	$25,044,990	$23,360,442

The Company sells its products through an international network of distributors and retailers. Sales percent by geographic region are as follows:

	Three months ended December 31 ,
	2005	2004
Sales percent by geographic region
United States	41%	38%
Europe	56%	60%
Asia	3%	2%
Total	100%	100%

Note 9. Stock-Based Compensation

Prior to October 1, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board  (APB) Opinion No. 25, “ Accounting for Stock Issued to Employees,” and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, “ Accounting for Stock-Based Compensation” (SFAS No.123). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. The Company  granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant, therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “ Share-Based Payments” to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements.

Effective October 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Therefore, prior period financial statements have not been restated. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

The weighted average fair value of options outstanding during the three months ended December 31, 2005 was $2.15. These options vest over a period of five years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the three months ended December 31, 2005: risk-free interest rates of 4.25%, volatility factor of the expected market price of the Company’s Common Stock of 50%, assumed dividend yield of 0%, and a weighted-average expected life of the option of 5 years.

For the three months ended December 31, 2005, stock compensation expense of $100,878 was charged to operations, consisting of $20,945 for options granted during the first quarter of fiscal 2006 and $79,333 for non vested options granted prior to October 1, 2005. As of December 31, 2005, there was $1,091,678 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.75 years.

The following table illustrates the effect on net income and net income per share for the three months ended December 31, 2004 as if the Company has consistently measured the compensation cost for the Company’s stock option programs under the fair value method adopted on October 1, 2005:

December 31,
2004
Net income as reported	$1,263,689
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related taxes	(8,924)
Pro forma net income	$1,254,765

Net income per share - as reported:
Basic	$0.14
Diluted	$0.13
Net income per share - pro forma:
Basic	$0.14
Diluted	$0.13

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

The Company occupies a facility located in Hauppauge New York which is used for its executive offices and for the testing, storage and shipping of the Company’s products. In February 1990, Hauppauge Computer Works, Inc., a wholly-owned subsidiary of the Company (“HCW”), entered into a lease (the “1990 Lease”), with Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, the Company’s Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing and the holder of approximately 8.8% of the Company’s Common Stock as of December 31, 2005, Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 5.9% of the Company’s Common Stock as of December 31, 2005 and Laura Aupperle, believed by the Company to be the holder of approximately 10.5% of the Company’s Common Stock, including Common Stock attributed to the Estate of Kenneth R. Aupperle. Ladokk Realty Co., LLC is the successor to Ladokk Realty Co. As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly, and subject to 5% annual increases effective February 1st of each year. The Company was also obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease. Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by us.

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

Our audit committee is in the process of evaluating the 2004 lease.

Item 2. Management’s Discussion and Analysis of   Financial Condition and  Results of Operations

Three Month Period ended December  31, 2005 Compared to December 31, 2004

Results of operations for the three months ended December 31, 2005 compared to December  31, 2004  are as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	12/31/05	12/31/04		$2005	2004	Variance

Net sales	$25,044,990	$23,360,442	$1,684,548	100.00%	100.00%	—
Cost of sales	19,813,206	18,049,079	1,764,127	79.11%	77.26%	1.85%
Gross profit	5,231,784	5,311,363	(79,579)	20.89%	22.74%	-1.85%
Gross profit %	20.89%	22.74%	-1.85%

Expenses:
Sales & marketing	2,356,572	2,431,591	(75,019)	9.41%	10.41%	-1.00%
Technical support	132,079	120,324	11,755	0.52%	0.52%	0.00%
General & administrative	824,818	875,140	(50,322)	3.29%	3.75%	-0.46%
SG&A stock compensation expense	67,601	—	67,601	0.28%	0.00%	0.28%
Total selling, general and administrative expenses	3,381,070	3,427,055	(45,985)	13.50%	14.68%	-1.18%
Research & development	760,724	557,530	203,194	3.04%	2.39%	0.65%
Research and development stock compensation expense	33,277	—	33,277	0.13%	0.00%	0.13%
Total operating expenses	4,175,071	3,984,585	190,486	16.67%	17.07%	-0.40%
Net operating income	1,056,713	1,326,778	(270,065)	4.22%	5.67%	-1.45%
Other income
Interest income	5,206	1,511	3,695	0.02%	0.01%	0.01%
Foreign currency	964	(8,600)	9,564	0.00%	-0.04%	0.04%
Total other income (loss)	6,170	(7,089)	13,259	0.02%	-0.03%	0.05%
Income before taxes	1,062,883	1,319,689	(256,806)	4.25%	5.64%	-1.39%
Taxes on income	42,411	56,000	(13,589)	0.17%	0.24%	-0.07%
Net income	$1,020,472	$1,263,689	$(243,217)	4.08%	5.40%	-1.32%

Net sales for the  three  months ended December 31, 2005  increased $1,684,548 over the three months ended December 31, 2004 as shown in the table below.

	Three Months	Three Months	Increase (Decrease)	Increase (Decrease)	Sales by Geographic region
Location	Ended 12/31/05	Ended 12/31/04	Dollar Variance	Variance %	2005	2004
Domestic	10,204,935	8,853,575	1,351,360	15%	41%	38%
Europe	14,176,926	14,149,483	27,443	0%	56%	60%
Asia	663,129	357,384	305,745	86%	3%	2%
Total	$25,044,990	$23,360,442	$1,684,548	7%	100%	100%

The primary factors contributing to the sales increase were:

•                  Sales of  hybrid video recorder retail product

•                  Sales of hybrid video recorder OEM product

•                  Introduction of the hybrid video recorder stick

•                  Increase in Nova-T-PCI/USB digital product sales

•                  Increase in PVR-PCI retail  sales

•                  Increase in our average  Euro to USD contract  rate of about 4.36% (1.2731 versus 1.2199) for the three  months ended December 31, 2005 compared to the three months ended  December 31, 2004, which yielded higher converted Euro to USD sales

Offsetting some of the sales increases were:

•                  Decrease in Digital entertainment center (DEC) sales

•                  Decrease in PVR-PCI-OEM sales

•                  Decrease in USB  analog sales

•                  Decrease in PCI analog  sales

•                  Decrease in PVR-USB sales

•                  Decrease in Media MVP sales

Net sales to domestic customers were 41% of net sales for the three months ended December 31, 2005 compared to 38% for the three months ended December 31, 2004. Net sales to European customers were 56% of net sales compared to 60% for the same period of last year. Net sales to Asian  customers were 3% for the three months ended December 31, 2005 compared to  2% for the three months ended December 31,  2004.

Gross profit decreased  $79,579 for the three months ended December  31, 2005 compared to the prior year’s first quarter.

The increases and (decreases) in  the gross profit are detailed below:

Increase
(decrease)
Increased sales	$499 225
Higher gross profit on retail sales mix	114,883
Effect on gross profit due to sales mix of OEM sales	(431,484)
Due to increases in labor related and other costs	(262,203)
Total decrease in gross profit	$(79,579)

Gross profit percentage for the  three months ended  December  31, 2005  was  20.89% compared to 22.74% for the  three months ended December 31, 2004, a decrease of 1.85%.

The increases and (decreases) in  the gross profit  percent are detailed below:

Increase
(decrease)
Higher gross profit on retail sales mix	0.62%
Effect on gross profit due to lower margin OEM sales	(1.89)%
Labor related and other costs	(0.58)%
Net decrease in gross profit %	(1.85)%

The decrease  in the gross profit percent of 1.85 % for the three months ended December 31, 2005 compared to the three months ended  December 31, 2004 was primarily due to:

•                                          Sales growth of lower gross profit OEM sales contributed to a 1.89% decrease in gross profit. The percentage of OEM sales for the three months ended December 31, 2005 increased  over the three months ended December 31, 2004. OEM sales require less sales, advertising and product support than retail sales, but the  gross profit for OEM sales is lower than our retail products.

•                                          Favorable sales mix of higher gross profit retail sales contributed to a 0.62% increase in gross profit.

•                                          Labor related and other costs contributed to a  0.58% decrease  in gross profit percent compared to three months ended December 31,  2004. The increase in net sales was  about 7% while the  increase in labor related and other costs was about  16%.

The chart below illustrates the components of selling, general and administrative expenses:

	Three months ended December 31,
	Dollar Costs		Increase	Percentage of Sales		Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Sales and marketing	$2,356,572	$2,431,591	$(75,019)	9.41%	10.41%	-1.00%
Technical support	132,079	120,324	11,755	0.52%	0.52%	0.00%
General and administrative	824,818	875,140	(50,322)	3.29%	3.75%	-0.46%
SG&A stock compensation expense	67,601	—	67,601	0.28%	0.00%	0.28%
Total	$3,381,070	$3,427,055	$(45,985)	13.50%	14.68%	-1.18%

Selling, general and administrative expenses decreased $45,985 from the prior year’s first quarter. As a percentage of sales, selling, general and administrative expenses decreased by 1.18%  when compared to the three months ended December 31, 2004.

The decrease in sales and marketing expense of $75,019,  was mainly due to:

•                                          Lower advertising and promotional  expenses of $107,380

•                                          Increased commission expense of $8,335 due to higher sales

•                                          Increased compensation due to increases in  European and  Asian  outside sales rep cost  of $32,612

The decrease in general and administrative expenses of $50,322 was primarily due to:

•                                          Lower banking service cost due to higher interest  rates on cash balances lowered costs by $ 26,270

•                                          Lower legal fees of $30,426 as a result of lower non recurring  fees

Research and development expenses increased $203,194. The increase was mainly due to

•                                          Higher compensation costs of $79,529 due to the hiring of   additional engineering management and staff personnel

•                                          Increased program development  costs of $120,738 due to higher volume of new product and product enhancement programs

Reflected in operating expenses for the three months ended December 31, 2005 was $67,601 charged to sales, general and administrative and $33,277 charged to research and development expenses for a total of  $100,878 in stock compensation expenses related to the issuance of stock options.

Stock-Based Compensation costs

Prior to October 1, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board   (APB) Opinion No. 25, “ Accounting for Stock Issued to Employees,” and related  Interpretations and had adopted the disclosure requirements of SFAS No. 123, “ Accounting for Stock-Based Compensation” (SFAS No.123). Accordingly, compensation cost for stock options was measured as the  excess, if any, of the quoted market price of the Company’s stock at the grant  date over the amount an employee must pay to acquire the stock. The Company    granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant, therefore, the Company did not record  stock-based compensation expense under APB Opinion No. 25.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS  No. 123R, “ Share-Based Payments” to require that compensation cost relating to  share-based payment arrangements be recognized in the financial statements. Effective October 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the  service period for awards expected to vest. Therefore, prior period financial statements have not been restated. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated  forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in  accounting as of the date of adoption.

Reflected in operating expenses for the three months ended December 31, 2005 was $67,601 charged to sales, general and administrative and $33,277 charged to research and development expenses for a total of  $100,878 in stock compensation expense related to the issuance of stock options.

Other income (expense)

Net other income for the three months ended December 31, 2005  was  $6,170 compared to net other expense  of $7,089 for the three months ended  December 31, 2004 as detailed below:

	Three months ended December 31,
	2005	2004
Interest income	5,206	1,511
Foreign currency transaction gains (losses)	964	(8,600)
Total other income (expense)	$6,170	$(7,089)

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

Accumulated other comprehensive income (loss)

The Euro is the functional currency of our  European subsidiary, Hauppauge Digital Europe  Sarl. Assets and liabilities of this subsidiary are translated to U.S. Dollars at the exchange rate in effect at the end of  each reporting period, while equity accounts are translated to U.S. Dollars at the historical rate in effect at the date of the contribution. Operating results are translated  to U.S. Dollars at the average prevailing exchange rate for the period, with the exception of  sales which  are translated to U.S. Dollars at the average monthly forward exchange contract rate. The use of differing exchange rates results in foreign currency translation gains or losses. Since the Euro denominated  accounts on HDE Sarl’s  books result in a net asset position  (total Euro  assets are in excess of Euro  liabilities), an  increase in the Euro value results in a deferred gain while a decrease in the Euro value results in a deferred loss for the translation of   Euro accounts to U.S. Dollars. We had a translation gain of $546,352 recorded on the balance sheet  as of September 30, 2005. For the three months ended December 31, 2005, we recorded on the balance sheet translation losses of  $743,271 resulting in a translation loss of $196,919 recorded as a component of accumulated other comprehensive (loss) as of  December 31, 2005.

We use forward exchange contracts to reduce our exposure to fluctuations in foreign currencies. Mark to market gains and losses on these open contracts  result from the difference between the USD value of our open foreign currency forward contracts at the average contract rate as opposed to the same contracts translated at the month end forward rate. We qualify for  cash flow hedge accounting as prescribed  under SFAS 133, which allows us to record the mark to market gains and losses in the equity section of our balance sheet under accumulated other comprehensive income. We had  mark to market losses of $136,418  recorded on the balance sheet  as of September 30, 2005. For the three months ended December 31, 2005, we recorded, as component of other comprehensive income, a mark to market loss of  $104,138, resulting in a mark to market gain of $32,280  for  contracts open as of  December 31, 2005.

As stated above,  accumulated other comprehensive income (loss) consists  of two components:

•                                          Translations gains  and losses

•                                          FAS 133 mark to market gains and losses  on our open foreign exchange contracts

The table below  details the gains and losses recorded  for the components that make up accumulated other comprehensive  income (loss):

Accumulated other comprehensive income (loss)	Balance as of Sept. 30, 2005	Oct. 2005 to Dec. 31 2005 losses	Balance as of Dec. 31, 2005
Translation gains	$546,352	$(743,271)	$(196,919)
FAS 133 mark to market adjustments	136,418	(104,138)	32,280
	$682,770	$(847,409)	$(164,639)

Tax provision

Our net tax provision  for the three months  ended  December 31, 2005 and 2004 is as follows:

	Three months ended December 31,
	2005	2004
AMT Tax attributable to U.S operations	$10,000	$10,000
Tax expense European operations	27,411	41,000
State taxes	5,000	5,000
Net tax provision	$42,411	$56,000

For four out of the  last five fiscal years, our domestic operation has incurred losses. With the close of our fiscal first quarter of 2006,  we analyzed the future realization of our  deferred tax assets as of  December 31, 2005,  and although our domestic operation reported a profit for the three months ended December  31, 2005,  due to the seasonal nature of the business it is uncertain at this time whether our  domestic operation will have a profit for the full year. In light of this, we did not make any  adjustments to our  valuation allowance for the  quarter ended December 31, 2005.

As a result of all of the above items mentioned in this Management’s Discussion and Analysis of Financial Condition and Results of Operations,  we recorded  net income of  $1,020,472, for the three  months ended December 31, 2005, which resulted in basic net income per share of $0.11  and diluted net income per share of $0.10  on weighted average basic  and diluted shares of 9,508,100 and  10,015,547, respectively, compared to a net income of $1,263,689 for the three months ended December 31, 2004, which resulted in  basic net income per share of $0.14  and diluted net income per share of $0.13 on weighted average  basic and diluted shares of 9,277,944 and  9,949,381, respectively.

Options to purchase 92,876 and 98,757 shares of common stock, at prices ranging $3.88 to $ 8.75 and $5.25 to $10.06, were outstanding for the three months ended December 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our fourth fiscal quarter (July to September). In addition, our international sales, mostly in the European, market, were 54%, 66% and 68 % of sales for the years ended September 30,  2005, 2004 and 2003, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period.

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature  of our  retail sales.

Liquidity and Capital Resources

Our cash, working capital and stockholders’ equity position as of  December  31, 2005 and September 30, 2005 is set forth below:

	December 31, 2005	September 30, 2005

Cash	$6,192,989	$7,567,393
Working Capital	15,637,754	15,334,855
Stockholders’ Equity	16,239,514	15,941,492

We had cash and cash equivalents  as of  December 31, 2005 of  $6,192,989, a decrease  of  $1,374,404 from September 30, 2005.

The decrease  in cash was due to :

Sources of cash:
Net income adjusted for non cash items	$1,167,807
Increase in accounts payable and accrued expenses	6,300,229
Decrease in prepaid expenses and other current assets	50,401
Proceeds from employee stock purchases	24,081
Less cash used for:
Increase in account receivables	(7,436,483)
Effect of exchange rates on cash	(847,409)
Increase in inventories	(591,450)
Capital equipment purchases	(41,580)
Net cash decrease	$(1,374 404)

Net cash of $509,496 used in  operating activities was primarily due to a increases in accounts receivable and  inventory    of $7,436,483 and $591,450, respectively, required to fund the 51.7% increase in sales between the fourth  quarter  of fiscal 2005 and the first quarter of fiscal 2006. These uses of cash were offset by increases in accounts payable and accrued expenses  of  $6,300,229, primarily used to finance  the growth in accounts receivable and inventory,   decreases in prepaid expenses and other current assets of $50,401 and  net income adjusted for non cash items of $1,167,807.

Cash of $41,580 was used to purchase fixed assets. Proceeds from the stock purchased by employees through  the exercise of options and the  employee stock purchase plan  provided  cash of $24,081 and the effect of  exchange rates used cash of $847,409.

On November 8, 1996, we approved a stock repurchase program. The program, as amended, authorizes us to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of December 31, 2005, we held 607,547 treasury shares purchased for $1,757,951 at an average purchase price of approximately $2.89 per share.

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

There were no borrowings outstanding as of  the filing date of this Quarterly  Report on Form 10-Q.

We believe that our cash and cash equivalents  as of  December 31, 2005, our internally generated cash flow and the line of credit we entered into on December 1, 2005  will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual  Obligations

The following table shows our contractual obligations related to lease obligations as of  December 31 , 2005:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,283,295	$506,222	$642,073	$135,000

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

As of December 31, 2005, the we had foreign currency contracts outstanding of approximately $1,928,150 against the delivery of the Euro. The contracts expire from January 2006 through February 2006. Our  accounting policy for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. We recorded a  loss  of $104,138 for the three  months ended December 31, 2005 on our statement of other comprehensive income. As of  December 31,  2005, a deferred gain of $32,280 reflecting the cumulative  mark to market gains of our derivatives was recorded on the Company’s balance sheet as a component of accumulated other comprehensive income in our equity section.

We  use the average monthly forward contract exchange rate to translate our Euro denominated sales into the Company’s U.S. dollar reporting currency. For the three months ended  December 31, 2005, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a decrease in sales of $628,789 for the three months ended December 31, 2005.  These  sales increases  are related to contracts that closed during these periods and the changes in the fair value of our derivative contracts.  For the three months  ended  December 31, 2004, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a sales increase of $640,815.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of  December 31, 2005 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Special Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipated,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in our Annual Report on Form 10-K for the year ended September 30, 2005), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. All cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 1996, we approved a stock repurchase program. The program authorizes us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997.

The table below summarized repurchases of our common stock under our stock repurchase program:

Maximum
			Total Number	Number
	Total	Average	of Shares	of Shares
	Number	Price	Purchased as	that May Yet
	of Shares	Paid per	Part of Publicly	Be Purchased
Period	Purchased	Share	Announced Plan	Under the Plan
Purchases as of September 30, 2005	607,547	$2.89	607,547	242,453
October 1 to December 31, 2005	-0-	-0-	-0-	-0-
Purchases as of December 31, 2005	607,547	$2.89	607,547	242,453

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

HAUPPAUGE DIGITAL INC.
Registrant

Date:	February 14, 2006	By	/s/ Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the Board, Vice
President of Marketing (Principal Executive Officer)
and Director

Date:	February 14, 2006	By	/s/ Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary