Form 10-Q
period 2006-03-31
HAUPPAUGE DIGITAL INC
filed 2006-05-12
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

☐ YES   ☒ NO

As of May 3, 2006, 9,623,772 shares of .01 par value Common Stock of the registrant were outstanding.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

          Item 1. Financial Statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (unaudited)	September 30, 2005 (audited)

Assets:

Cash and cash equivalents	$4,455,518	$7,567,393
Receivables, net of various allowances	27,861,474	13,048,076
Inventories	12,752,933	9,806,785
Prepaid expenses and other current assets	1,138,202	1,087,453

Total current assets	46,208,127	31,509,707

Property, plant and equipment, net	542,169	525,108
Security deposits and other non current assets	83,240	81,529

Total assets	$46,833,536	$32,116,344

Liabilities and Stockholders’ Equity:

Current Liabilities:
Accounts payable	$23,568,278	$10,750,560
Accrued expenses-licensing fees	4,437,659	4,126,506
Accrued expenses	1,378,634	1,121,842
Income taxes payable	198,577	175,944

Total current liabilities	29,583,148	16,174,852

Stockholders’ Equity:

Common stock $.01 par value; 25,000,000 shares authorized, 10,226,804 and 10,107,936 issued, respectively	102,269	101,080
Additional paid-in capital	13,995,648	13,603,705
Retained earnings	5,290,240	3,311,888
Accumulated other comprehensive (loss) income	(379,818)	682,770
Treasury Stock, at cost, 607,547 shares	(1,757,951)	(1,757,951)

Total stockholders’ equity	17,250,388	15,941,492

Total liabilities and stockholders’ equity	$46,833,536	$32,116,344

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31,

	2006	2005

Net sales	$26,685,393	$20,362,293
Cost of sales	21,503,859	15,542,399

Gross profit	5,181,534	4,819,894

Selling, general and administrative expenses	3,429,858	3,326,814
Research & development expenses	768,832	631,437

Income from operations	982,844	861,643

Other income:
Interest income	6,275	3,150
Foreign currency	13,487	7,672

Other income	19,762	10,822

Income before taxes on income	1,002,606	872,465
Tax provision	44,728	45,000

Net income	$957,878	$827,465

Net income per share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.08

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six months ended March 31,

	2006	2005

Net sales	$51,730,383	$43,722,736
Cost of sales	41,317,065	33,591,477

Gross profit	10,413,318	10,131,259

Selling, general and administrative expenses	6,810,926	6,753,870
Research & development expenses	1,562,833	1,188,967

Income from operations	2,039,559	2,188,422

Other income (expense):
Interest income	11,481	4,661
Foreign currency	14,451	(928)

Other income	25,932	3,733

Income before taxes on income	2,065,491	2,192,155
Tax provision	87,139	101,000

Net income	$1,978,352	$2,091,155

Net income per share:
Basic	$0.21	$0.22
Diluted	$0.20	$0.21

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,

	2006	2005

Net income	$957,878	$827,465
Foreign currency translation (loss) gain	(175,651)	406,300
Forward exchange contracts marked to market	(39,528)	(237,461)

Other comprehensive income	$742,699	$996,304

	Six months ended March 31,

	2006	2005

Net income	$1,978,352	$2,091,155
Foreign currency translation (loss) gain	(918,922)	126,509
Forward exchange contracts marked to market	(143,666)	346,800

Other comprehensive income	$915,764	$2,564,464

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,

	2006	2005

Net income	$1,978,352	$2,091,155

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	90,609	109,084
Non cash stock compensation expense	187,824	—
Other non cash items	(1,711)	—
Changes in current assets and liabilities:
Accounts receivable	(14,813,398)	(3,239,030)
Inventories	(2,946,148)	117,778
Prepaid expenses and other current assets	(50,749)	(346,477)
Accounts payable	12,817,718	303,466
Accrued expenses and other current liabilities	590,578	444,796

Total adjustments	(4,125,277)	(2,610,383)

Net cash used in operating activities	(2,146,925)	(519,228)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(107,670)	(145,514)

Net cash used in investing activities	(107,670)	(145,514)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options and employee stock purchases	205,308	656,309
Purchase of treasury stock	—	(149,757)

Net cash provided by financing activities	205,308	506,552

Effect of exchange rates on cash	(1,062,588)	473,309
Net (decrease) increase in cash and cash equivalents	(3,111,875)	315,119
Cash and cash equivalents, beginning of period	7,567,393	8,661,589

Cash and cash equivalents, end of period	$4,455,518	$8,976,708

Supplemental disclosures:
Income taxes paid	$16,776	$38,863

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

The operating results for the three months and six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the September 30, 2006 year end.

Certain reclassifications have been made to the prior condensed consolidated financial statements to conform to the current presentation.

Note 2. Receivables

Accounts and other receivables as of March 31, 2006 and September 30, 2005 consisted of:

	March 31, 2006	September 30, 2005

Trade receivables	$17,799,326	$10,186,232
Receivable from contract manufacturers	12,182,972	5,491,524
GST and VAT taxes receivables	1,073,753	567,820
Allowances and reserves	(3,257,000)	(3,257,000)
Other	62,423	59,500

	$27,861,474	$13,048,076

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Derivative Financial Instruments

As of March 31, 2006, the Company had foreign currency contracts outstanding of approximately $2,911,400 against the delivery of the Euro. The contracts expire from April 2006 through June 2006. The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. The Company recorded a loss of $143,666 for the six months ended March 31, 2006 on its statement of other comprehensive income. As of March 31, 2006, a deferred loss of $7,248, reflecting the cumulative mark to market losses of the Company’s derivatives, was recorded on the Company’s balance sheet as a component of accumulated other comprehensive income (loss) in our equity section.

The Company uses the average monthly forward contract exchange rate to translate our Euro denominated sales into the Company’s U.S. dollar reporting currency. For the three and six months ended March 31, 2006, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in a decrease in sales of $219,496 and $848,735, respectively. These sales increases are related to contracts that closed during these periods and the changes in the fair value of our derivative contracts. For the three and six months ended March 31, 2005, the use of the monthly average spot rate instead of the average monthly forward contract exchange rate to value Euro denominated sales would have resulted in an increase of sales of $337,699 and $978,484, respectively.

Note 4. Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	March 31, 2006	September 30, 2005

Component Parts	$5,237,539	$4,131,732
Finished Goods	7,515,394	5,675,053

	$12,752,933	$9,806,785

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Net Income Per Share-continued

	Three Months Ended		Six months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Weighted average shares outstanding-basic	9,576,522	9,460,702	9,541,935	9,368,428
Number of shares issued on the assumed exercise of stock options	481,063	640,468	447,764	630,977

Weighted average shares outstanding-diluted	10,057,585	10,101,170	9,989,699	9,999,405

Options to purchase 173,111 and 88,109 shares of common stock, at prices ranging $3.19 to $ 8.75 and $5.25 to $10.06, were outstanding for the three months ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 218,173 and 91,878 shares of common stock, at prices ranging $3.19 to $ 8.75 and $5.25 to $10.06, were outstanding for the six months ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 6. Accumulated other comprehensive income

As of March 31, 2006, appearing in the equity section under “Accumulated other comprehensive income (loss)” was a loss of $379,818, which consisted of a deferred translation loss of $372,570 and a deferred loss of $7,248 due to the mark to market losses on the difference between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

Accumulated other comprehensive income (loss) consists of two components: translation gains and losses and FAS 133 mark to market gains and losses on our open foreign exchange contracts. The table below details the gains and losses that make up the accumulated other comprehensive loss of $379,818 recorded on our balance sheet as of March 31, 2006:

Accumulated Other Comprehensive Income (Loss)	Balance as of	Oct 05 to Mar 06	Balance as of
Fiscal 2006 activity	Sept 30 2005	(losses)	March 31 2006

Translation gains and losses	$546,352	$(918,922)	$(372,570)
FAS 133 mark to market adjustment	136,418	(143,666)	(7,248)

	$682,770	$(1,062,588)	$(379,818)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Revenue Recognition

The Company sells through a sales channel which consist of retailers, distributors and original equipment manufacturers (OEM’s). The Company’s prices are fixed consistently over the entire sales channel. The majority of the Company’s customers are granted lines of credit. The product is shipped on open account with the majority of the Company’s customers given 30 to 45 day payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

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

Note 8. Product segment and Geographic Information

The Company operates in one business segment, which is the development, marketing and manufacturing of analog and digital TV receiver products for the personal computer market. The products are similar in function and share commonality of component parts and manufacturing processes. The Company offers three primary types of analog products and four types of digital TV receivers. The Company’s products are either sold, or can be sold, by the same retailers and distributors in our marketing channel. The Company also sells product directly to OEM customers. The Company evaluates its product lines under the functional categories of analog and digital products. Sales by functional category are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Product line sales
Analog sales	$19,491,041	$16,362,392	$34,948,073	$34,753,380
Digital sales	7,194,352	3,999,901	16,782,310	8,969,356

	$26,685,393	$20,362,293	$51,730,383	$43,722,736

The Company sells its products through an international network of distributors and retailers. Sales percent by geographic region are as follows:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Sales percent by geographic region
United States	51%	49%	46%	43%
Europe	47%	49%	52%	55%
Asia	2%	2%	2%	2%

Total	100%	100%	100%	100%

Note 9. Stock-Based Compensation

Prior to October 1, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No.123). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant, therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payments” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Therefore, prior period financial statements have not been restated. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in an immaterial cumulative change in accounting as of the date of adoption.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9. Stock-Based Compensation-continued

The Company had as of March 31, 2006 options issued from four incentive option plans and one non qualified option plan. These options typically vest over a period of four to five years. Options granted subsequent to the Company’s October 1, 2005 adoption of SFAS 123R, have a contract term of 10 years and the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions based on historical data of the Company’s stock:

•	Risk free interest rate-4.25%

•	Expected volatility-50%

•	Expected dividend yield-0%

•	Weighted average expected life-5 to7 years, determined via the “simplified” method detailed in Staff Accounting Bulletin No. 107

Stock option activity for the six months ended March 31, 2006 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contract term (years)	Aggregate intrinsic Value

Outstanding as of October 1, 2005	1,432,094	$3.12	4.95	$4,470,396
Options granted	146,000	3.32	9.50	485,120
Options exercised	(88,647)	1.66	—	(147,375)
Options forfeited	(13,253)	1.46	—	(19,381)

Options outstanding as of March 31, 2006	1,476,194	$3.24	4.73	$4,788,760

Options exercisable as of March 31, 2006	1,014,944	$2.77	4.18	$2,810,784

For the non vested options outstanding that were granted prior to the Company’s October 1, 2005 adoption of SFAS 123R, the fair value for these options was estimated using a Black-Scholes option pricing model on the date of grant. Options granted prior to October 1, 2005 were accounted for based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “ Accounting for Stock Issued to Employees,” and related Interpretations. Additionally, the Company had adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No.123).

Presented in the table below are the options granted, weighted average fair value using a Black Sholes pricing model and total compensation charges, net of estimated forfeitures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9. Stock-Based Compensation-continued

	Options Granted	Weighted Average Black Scholes Value	Compensation Charge

Options granted subsequent to adoption of SFAS 123R	146,000	$2.1505	$313,975
Non vested options granted prior to adoption of SFAS 123R	393,690	1.8412	724,874

Total	539,690	$1.9249	$1,038,849

Unrecognized stock compensation charges, weighted average stock compensation amortization and stock compensation expenses charged to operations for the quarter and six months ended March 31, 2006 are as follows:

•

$1,038,849 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based compensation arrangements and options granted subsequent to the October 1, 2005 adoption of SFAS 123R, was outstanding prior to the recognition of $187,824 of compensation charges in the six months ended March 31, 2006.

•	Compensation cost is expected to be recognized over a weighted-average period of 3.75 years

•

Compensation costs charged to operations for the second quarter ended March 31, 2006 was $86,946, consisting of $20,945 for options granted during fiscal 2006 and $66,001 for non vested options granted prior to October 1, 2005 and has been recorded in SG&A and R&D expense. Expensing stock compensation costs against operations resulted in a $0.01 reduction in basic and diluted net income per share for the quarter

•

Compensation costs charged to operations for the six months ended March 31, 2006 was $187,824, consisting of $41,890 for options granted during fiscal 2006 and $145,934 for non vested options granted prior to October 1, 2005 and has been recorded in SG&A and R&D expense. Expensing stock compensation costs against operations resulted in a $0.02 reduction in basic and diluted net income per share for the six months ended March 31, 2006

In recognition that stock compensation is a non cash expense, the effect of expensing options had no affect on the Company’s cash flow. However, it was reflected in the Company’s cash flow statement as a non-cash add back in the determination of cash flows from operating activities.

A summary of our non-vested shares as of March 31, 2006 and changes during the six months ended March 31, 2006 is presented below:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9. Stock-Based Compensation-continued

	Shares	Weighted average Grant date fair value

Non-vested as of October 1, 2005	393,690	1.8412
Granted	146,000	3.32
Vested	(77,252)	0.765
Forfeited	(1,188)	0.43

Non-vested as of March 31, 2006	461,250	2.494

The following table illustrates the effect on net income and net income per share for the three and six months ended March 31, 2005 as if the Company has consistently measured the compensation cost for the Company’s stock option programs under the fair value method adopted on October 1, 2005:

	Three months ended March 31, 2005	Six months ended March 31, 2005

Net income as reported	$827,465	$2,091,155
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related taxes	(8,924)	(17,848)

Pro forma net income	$818,541	$2,073,307

Net income per share - as reported:
Basic	$0.09	$0.22

Diluted	$0.08	$0.21

Net income per share - pro forma:
Basic	$0.09	$0.22

Diluted	$0.08	$0.21

Note 10. Arrangements with Off-Balance Sheet Risk - Guarantees

The Company occupies a facility located in Hauppauge New York which is used for its executive offices and for the testing, storage and shipping of the Company’s products. The Company leases this facility from a real estate partnership which is principally owned by Kenneth Plotkin, the Company’s Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing and the holder of approximately 8.8% of the Company’s Common Stock as of March 31, 2006, Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 5.9% of the Company’s Common Stock as of March 31, 2006, and Laura Aupperle, believed by the Company to be the holder of approximately 10.5% of the Company’s Common Stock, including Common Stock attributed to the Estate of Kenneth R. Aupperle.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10. Arrangements with Off-Balance Sheet Risk – Guarantees-continued

On February 17, 2004, HCW and Ladokk terminated the 1990 Lease and HCW entered into a new lease agreement with Ladokk Realty Co., LLC (the “2004 Lease”). The 2004 Lease is for five years and terminates on February 16, 2009. Annual rent under the 2004 Lease is $360,000, payable monthly. Concurrently with the new lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require HCW to sign a guarantee. Accordingly, the Company no longer guarantees the landlord’s mortgages. The 2004 Lease replaced a 1990 Lease which was due to expire on January 31, 2006. The execution of the 2004 Lease provided an annual reduction in rent of nearly $100,000 and released the Company from its guarantee of the mortgages of the landlord.

The Audit Committee, under applicable laws, rules and regulations, is required to review and approve the 2004 Lease because the landlord is affiliated with (although not under the exclusive control of) the Company’s Chief Executive Officer. Shortly following the execution and delivery of the 2004 Lease, the Audit Committee engaged the services of an independent law firm and an independent real estate appraiser to ascertain if the 2004 Lease was within the current market range in our geographic area for the building the Company occupies.

The real estate appraiser determined that the rent provided in the 2004 Lease was somewhat above market value without giving effect to, among other things, the costs and potential disruption of the Company’s operations that would be associated with any move to a new facility. The Company and the landlord are negotiating the terms of a new lease to replace the 2004 lease. Although there can be no assurances, the Company’s expectation is that the 2004 Lease will be replaced with such new lease before the end of our fiscal third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Three Month Period ended March 31, 2006 Compared to March 31, 2005

Results of operations for the three months ended March 31, 2006 compared to March 31, 2005 are as follows:

	Three Months Ended 3/31/06	Three Months Ended 3/31/05

				Percentage of sales
			Variance $	2006	2005	Variance %

Net sales	$26,685,393	$20,362,293	$6,323,100	100.00%	100.00%	—
Cost of sales	21,503,859	15,542,399	5,961,460	80.58%	76.33%	4.25%

Gross profit	5,181,534	4,819,894	361,640	19.42%	23.67%	-4.25%
Gross profit%	19.42%	23.67%	-4.25%

Expenses:
Sales & marketing	2,315,414	2,350,422	(35,008)	8.68%	11.54%	-2.86%
Technical support	154,771	124,417	30,354	0.57%	0.61%	-0.04%
General & administrative	901,419	851,975	49,444	3.38%	4.18%	-0.80%
SG&A stock compensation expense	58,254	—	58,254	0.23%	0.00%	0.23%

Total selling, general and administrative expenses	3,429,858	3,326,814	103,044	12.86%	16.33%	-3.47%
Research & development	740,140	631,437	108,703	2.77%	3.10%	-0.33%
Research and development stock compensation expense	28,692	—	28,692	0.11%	0.00%	0.11%

Total operating expenses	4,198,690	3,958,251	240,439	15.74%	19.43%	-3.69%

Net operating income	982,844	861,643	121,201	3.68%	4.24%	-0.56%
Other income
Interest income	6,275	3,150	3,125	0.02%	0.02%	0.00%
Foreign currency	13,487	7,672	5,815	0.05%	0.04%	0.01%

Total other income (loss)	19,762	10,822	8,940	0.07%	0.06%	0.01%

Income before taxes	1,002,606	872,465	130,141	3.75%	4.30%	-0.55%
Taxes on income	44,728	45,000	(272)	0.17%	0.22%	-0.05%

Net income	$957,878	$827,465	$130,413	3.58%	4.08%	-0.50%

Net sales for the three months ended March 31, 2006 increased $6,323,100 over the three months ended March 31, 2005 as shown in the table below.

	Three Months Ended 3/31/06	Three Months Ended 3/31/05	Increase (Decrease) Dollar Variance	Increase (Decrease) Variance %	Sales by Geographic region

Location					2006	2005

Domestic	$13,477,731	$10,031,697	$3,446,034	34%	51%	49%
Europe	12,682,887	9,908,999	2,773,888	28%	47%	49%
Asia	524,775	421,597	103,178	24%	2%	2%

Total	$26,685,393	$20,362,293	$6,323,100	31%	100%	100%

The primary factors contributing to the sales increase were:

•	Sales of WinTV OEM products

•	Sales of the new WinTV-HVR hybrid video recorders

•	Sales of the new WinTV-HVR-3000 hybrid satellite receivers

Offsetting some of the sales increases were:

•	Decrease in WinTV-NOVA series of digital TV receivers

•	Decrease in Digital entertainment center (DEC) products

Net sales to domestic customers were 51% of net sales for the three months ended March 31, 2006 compared to 49% for the three months ended March 31, 2005. Net sales to European customers were 47% of net sales compared to 49% for the same period of last year. Net sales to Asian customers were 2% for the three months ended March 31, 2006 and March 31, 2005.

Gross profit increased $361,640 for the three months ended March 31, 2006 compared to the prior year’s second quarter.

The increases and (decreases) in the gross profit are detailed below:

Increase (decrease)

Increased sales	$2,019,386
Lower gross profit on retail sales mix	(467,124)
Effect on gross profit due to sales mix of OEM sales	(633,568)
Due to increases in production costs	(557,054)

Total decrease in gross profit	$361,640

Gross profit percentage for the three months ended March 31, 2006 was 19.42% compared to 23.67% for the three months ended March 31, 2005, a decrease of 4.25%.

The increase (decreases) in the gross profit percent are detailed below:

Increase (decrease)

Lower gross profit on retail sales mix	(1.61)%
Effect on gross profit due to sales mix of OEM sales	(2.51)%
Production costs	(0.13)%

Net decrease in gross profit %	(4.25)%

The decrease in the gross profit percent of 4.25 % for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to:

•

Lower gross profit OEM sales contributed to a 2.51% decrease in gross profit. OEM sales require less sales, advertising and product support than retail sales, but the gross profit for OEM sales is lower than our retail products

•	A higher percentage of lower gross profit margin retail products contributed to a 1.61% decrease in gross profit

•

Production and shipping increases contributed to a 0.13% decrease in gross profit percent compared to three months ended March 31, 2005. The increase in net sales was about 31% while the increase in production costs was about 33%

The chart below illustrates the components of selling, general and administrative expenses:

	Three months ended March 31,

	Dollar Costs			Percentage of Sales

	2006	2005	Increase (Decrease)	2005	2004	Increase (Decrease)

Sales and marketing	$2,315,414	$2,350,422	$(35,008)	8.68%	11.54%	-2.86%
Technical support	154,771	124,417	30,354	0.57%	0.61%	-0.04%
General and administrative	901,419	851,975	49,444	3.38%	4.18%	-0.80%
SG&A stock compensation expense	58,254	—	58,254	0.23%	0.00%	0.23%

Total	$3,429,858	$3,326,814	$103,044	12.86%	16.33%	-3.47%

Selling, general and administrative expenses increased $103,044 from the prior year’s second quarter. As a percentage of sales, selling, general and administrative expenses decreased by 3.47% when compared to the three months ended March 31, 2005.

The decrease in sales and marketing expense of $35,008, was mainly due to:

•	Lower advertising and promotional expenses of $175,203

•	Increased compensation expenses of 118,725 due to higher sales commissions and mid year incentives

The increase in technical support expenses of $30,354 was primarily due to:

•	Increased personnel required to handle increased phone volume due expanding sales

The increase in general and administrative expenses of $49, 444 was primarily due to:

•	Compensation increases of $60,769 for additional managerial staff

•	Lower legal fees of $33,481 as a result of lower non recurring fees

Reflected selling, general and administrative expenses for the three months ended March 31, 2006 was $58,254 in stock compensation expenses related to the issuance of stock options.

Research and development expenses increased $108,703. The increase was mainly due to:

•	Higher compensation costs of $76,627 due to the hiring of additional engineering management and staff personnel

•	Increased program development costs of $20,733 due to higher volume of new product and product enhancement programs

Reflected in research and development expenses for the three months ended March 31, 2006 was $28,692 in stock compensation expenses related to the issuance of stock options.

Other income (expense)

Net other income for the three months ended March 31, 2006 was $19,762 compared to net other income of $10,822 for the three months ended March 31, 2005 as detailed below:

	Three months ended March 31,

	2006	2005

Interest income	6,275	3,150
Foreign currency transaction gains (losses)	13,487	7,672

Total other income (expense)	$19,762	$10,822

Tax provision

Our net tax provision for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended March 31,

	2006	2005

AMT Tax attributable to U.S operations	$20,000	$10,000
Tax expense European operations	19,728	30,000
State taxes	5,000	5,000

Net tax provision	$44,728	$45,000

For four out of the last five fiscal years, our domestic operation has incurred losses. With the close of our fiscal first quarter of 2006, we analyzed the future realization of our deferred tax assets as of March 31, 2006, and although our domestic operation reported a profit for the three months ended March 31, 2006, due to the seasonal nature of the business it is uncertain at this time whether our domestic operation will have a profit for the full year. In light of this, we did not make any adjustments to our valuation allowance for the quarter ended March 31, 2006.

As a result of all of the above items mentioned in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $957,878, for the three months ended March 31, 2006, which resulted in basic and diluted net income per share of $0.10 on weighted average basic and diluted shares of 9,576,522 and 10,057,585, respectively, compared to a net income of $827,465 for the three months ended March 31, 2005, which resulted in basic net income per share of $0.09 and diluted net income per share of $0.08 on weighted average basic and diluted shares of 9,460,702 and 10,101,170, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Six Month Period ended March 31, 2006 Compared to March 31, 2005

Results of operations for the six months ended March 31, 2006 compared to March 31, 2005 are as follows:

	Six	Six
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	3/31/06	3/31/05		$2006	2005	Variance

Net sales	$51,730,383	$43,722,736	$8,007,647	100.00%	100.00%	—
Cost of sales	41,317,065	33,591,477	7,725,588	79.87%	76.83%	3.04%

Gross profit	10,413,318	10,131,259	282,059	20.13%	23.17%	-3.04%
Gross profit %	20.13%	23.17%	-3.04%

Expenses:
Sales & marketing	4,671,985	4,782,013	(110,028)	9.03%	10.94%	-1.91%
Technical support	286,850	244,742	42,108	0.55%	0.56%	-0.01%
General & administrative	1,726,236	1,727,115	(879)	3.34%	3.95%	-0.61%
SG&A stock compensation expense	125,855	—	125,855	0.24%	0.00%	0.24%

Total selling, general and administrative expenses	6,810,926	6,753,870	57,056	13.16%	15.45%	-2.29%
Research & development	1,500,864	1,188,967	311,897	2.90%	2.72%	0.18%
Research and development stock compensation expense	61,969	—	61,969	0.12%	0.00%	0.12%

Total operating expenses	8,373,759	7,942,837	430,922	16.18%	18.17%	-1.99%

Net operating income	2,039,559	2,188,422	(148,863)	3.95%	5.00%	-1.05%
Other income
Interest income	11,481	4,661	6,820	0.02%	0.01%	0.01%
Foreign currency	14,451	(928)	15,379	0.03%	0.00%	0.03%

Total other income (loss)	25,932	3,733	22,199	0.05%	0.01%	0.04%

Income before taxes	2,065,491	2,192,155	(126,664)	4.00%	5.01%	-1.01%
Taxes on income	87,139	101,000	(13,861)	0.17%	0.23%	-0.06%

Net income	$1,978,352	$2,091,155	$(112,803)	3.83%	4.78%	-0.95%

Net sales for the six months ended March 31, 2006 increased $8,007,647 over the six months ended March 31, 2005 as shown in the table below.

				Increase	Sales by Geographic
	Six Months	Six Months	Increase (Decrease)	(Decrease)	region
Location	Ended 3/31/06	Ended 3/31/05	Dollar Variance	Variance %	2006	2005

Domestic	23,682,666	18,885,272	4,797,394	25%	46%	43%
Europe	26,859,813	24,058,482	2,801,331	12%	52%	55%
Asia	1,187,904	778,982	408,922	52%	2%	2%

Total	$51,730,383	$43,722,736	$8,007,647	18%	100%	100%

The primary factors contributing to the sales increase were:

•	Sales of the new WinTV-HVR hybrid video recorders

•	Sales of WinTV OEM products

•	Sales of the new WinTV-HVR-3000 hybrid satellite receivers

Offsetting some of the sales increases were:

•	Decrease in WinTV-NOVA series of digital TV receivers

•	Decrease in Digital entertainment center (DEC) products

•	Decrease in WinTV series of analog TV receivers

•	Decrease in WinTV personal video recorder products

Net sales to domestic customers were 46% of net sales for the six months ended March 31, 2006 compared to 43% for the six months ended March 31, 2005. Net sales to European customers were 52% of net sales compared to 55% for the same period of last year. Net sales to Asian customers were 2% for the six months ended March 31, 2006 and March 31, 2005.

Gross profit decreased $282,059 for the six months ended March 31, 2006 compared to the prior year.

The increases and (decreases) in the gross profit are detailed below:

Increase
(decrease)

Increased sales	$2,458,922
Lower gross profit on retail sales mix	(264,835)
Effect on gross profit due to sales mix of OEM sales	(1,092,771)
Due to increases in production costs	(819,257)

Total decrease in gross profit	$282,059

Gross profit percentage for the six months ended March 31, 2006 was 20.13% compared to 23.17% for the prior year, a decrease of 3.04%.

The increases and (decreases) in the gross profit percent are detailed below:

Increase
(decrease)

Lower gross profit on retail sales mix	(0.46)%
Effect on gross profit due to sales mix of OEM sales	(2.17)%
Due to increases in production costs	(0.41)%

Net decrease in gross profit %	(3.04)%

The decrease in the gross profit percent of 3.04 % for the six months ended March 31, 2006 compared to the six months ended March 31, 2005 was primarily due to:

•

Lower gross profit OEM sales contributed to a 2.17% decrease in gross profit. OEM sales require less sales, advertising and product support than retail sales, but the gross profit for OEM sales is lower than our retail products

•	A higher percentage of lower gross profit margin retail products contributed to a 0.46% decrease in gross profit

•

Production and shipping increases contributed to a 0.41% decrease in gross profit percent compared to six months ended March 31, 2005. The increase in net sales was about 18% while the increase in production costs was about 25%

The chart below illustrates the components of selling, general and administrative expenses:

	Six months ended March 31,

	Dollar Costs			Percentage of Sales

			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)

Sales and marketing	$4,671,985	$4,782,013	$(110,028)	9.03%	10.94%	-1.91%
Technical support	286,850	244,742	42,108	0.55%	0.56%	-0.01%
General and administrative	1,726,236	1,727,115	(879)	3.34%	3.95%	-0.61%
SG&A stock compensation expense	125,855	—	125,855	0.24%	0.00%	0.24%

Total	$6,810,926	$6,753,870	$57,056	13.16%	15.45%	-2.29%

Selling, general and administrative expenses increased $57,056 from the prior year. As a percentage of sales, selling, general and administrative expenses decreased by 2.29% when compared to the six months ended March 31, 2005.

The decrease in sales and marketing expense of $110,028, was mainly due to:

•	Lower advertising and promotional expenses of $282,584

•	Increased compensation expenses of 159,951 due to higher sales commissions and mid year incentives

The increase in technical support expenses of $42,108 was primarily due to:

•	Increased personnel required to handle increased phone volume due expanding sales

The increase in general and administrative decrease of $ 879 was primarily due to:

•	Compensation increases of for additional managerial staff offset by lower legal fees of as a result of lower non recurring fees

Reflected selling, general and administrative expenses for the six months ended March 31, 2006 was $125,855 in stock compensation expenses related to the issuance of stock options.

Research and development expenses increased $311,897. The increase was mainly due to:

•	Higher compensation costs of $155,184 due to the hiring of additional engineering management and staff personnel

•	Increased program development costs of $141,471 due to higher volume of new product and product enhancement programs

Reflected in research and development expenses for the six months ended March 31, 2006 was $61,969 in stock compensation expenses related to the issuance of stock options.

Other income (expense)

Net other income for the six months ended March 31, 2006 was $25,932 compared to net other income of $3,733 for the three months ended March 31, 2005 as detailed below:

	Six months ended March 31,

	2006	2005

Interest income	11,481	4,661
Foreign currency transaction gains (losses)	14,451	(928)

Total other income (expense)	$25,932	$3,733

Accumulated other comprehensive income (loss)

As of March 31, 2006, appearing in the equity section under “ Accumulated other comprehensive income (loss)” was a loss of $379,818, which consisted of a deferred translation loss of $372,570 and a deferred loss of $7,248 due to the mark to market loss on the difference between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

Accumulated other comprehensive income (loss) consists of two components translation gains and losses and FAS 133 mark to market gains and losses on our open foreign exchange contracts. The table below details the gains and losses that make up the accumulated other comprehensive loss of $379,818 recorded on our balance sheet as of March 31, 2006:

Accumulated Other Comprehensive Income (Loss) Fiscal 2006 activity	Balance as of Sept 30 2005	Oct 05 to Mar 06 (losses)	Balance as of March 31 2006

Translation gains and losses	$546,352	$(918,922)	$(372,570)
FAS 133 mark to market adjustment	136,418	(143,666)	(7,248)

	$682,770	$(1,062,588)	$(379,818)

Tax provision

Our net tax provision for the six months ended March 31, 2006 and 2005 is as follows:

	Six months ended March 31,

	2006	2005

AMT Tax attributable to U.S operations	$30,000	$20,000
Tax expense European operations	47,139	71,000
State taxes	10,000	10,000

Net tax provision	$87,139	$101,000

For four out of the last five fiscal years, our domestic operation has incurred losses. With the close of our fiscal first quarter of 2006, we analyzed the future realization of our deferred tax assets as of March 31, 2006, and although our domestic operation reported a profit for the six months ended March 31, 2006, due to the seasonal nature of the business it is uncertain at this time whether our domestic operation will have a profit for the full year. In light of this, we did not make any adjustments to our valuation allowance for the six months ended March 31, 2006.

As a result of all of the above items mentioned in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $1,978,352, for the six months ended March 31, 2006, which resulted in basic net income per share of $0.21 and diluted net income per share of $0.20 on weighted average basic and diluted shares of 9,541,935 and 9,989,699, respectively, compared to a net income of $2,091,155 for the six months ended March 31, 2005, which resulted in basic net income per share of $0.22 and diluted net income per share of $0.21 on weighted average basic and diluted shares of 9,368,428 and 9,999,405, respectively.

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

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature of our retail sales.

Liquidity and Capital Resources

Our cash, working capital and stockholders’ equity position as of March 31, 2006 and September 30, 2005 is set forth below:

	March 31, 2006	September 30, 2005

Cash	$4,555,518	$7,567,393
Working Capital	16,624,979	15,334,855
Stockholders’ Equity	17,250,388	15,941,492

We had cash and cash equivalents as of March 31, 2006 of $4,555,518, a decrease of $3,111,875 from September 30, 2005.

The decrease in cash was due to:

Sources of cash:
Net income adjusted for non cash items	$2,255,074
Increase in accounts payable and accrued expenses	13,408,296
Proceeds from employee stock purchases	205,308
Less cash used for:
Increase in account receivables	(14,813,398)
Increase in inventories	(2,946,148)
Effect of exchange rates on cash	(1,062,588)
Increase in prepaid expenses and other current assets	(50,749)
Capital equipment purchases	(107,670)

Net cash decrease	$(3,111 875)

Net cash of $2,146,925 used in operating activities was primarily due to a increases in accounts receivable and inventory of $14,813,398 and $2,946,148, respectively, required to fund the 49% increase in sales between the last six months of fiscal 2005 and the first six months of fiscal 2006 in addition to increases in prepaid expenses and other current assets of

$50,749. These uses of cash were offset by increases in accounts payable and accrued expenses of $13,408,296, primarily used to finance the growth in accounts receivable and inventory to fund the increase in sales. Net income adjusted for non cash items of $2,255,074 provided another source of cash.

Cash of $107,670 was used to purchase fixed assets. Proceeds from the stock purchased by employees through the exercise of options and the employee stock purchase plan provided cash of $205,308 and the effect of exchange rate changes used cash of $1,062,588.

On November 8, 1996, we approved a stock repurchase program. The program, as amended, authorizes us to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of March 31, 2006, we held 607,547 treasury shares purchased for $1,757,951 at an average purchase price of approximately $2.89 per share.

Line of Credit

On December 1, 2005, Hauppauge Computer Works, Inc. (“HCW”), a wholly-owned subsidiary of Hauppauge Digital, Inc. (the “Company”), entered into a $3,000,000 line of credit borrowing facility with the JP Morgan Chase Bank, N.A. (the “Bank”). The line of credit is subject to renewal on March 31, 2006. On March 17, 2006, the bank renewed our line of credit through March 31, 2007. The Company, at its option, may borrow money at the Prime Rate minus one percent (1.0%) or the adjusted Eurodollar Rate plus one and 85/100 percent (1.85%). In accordance with the terms of the line, the Company has entered into a Guaranty with the Bank and has entered into a Share Pledge Agreement among the Company, the Bank and Hauppauge Digital Europe S.àr.l., a wholly owned subsidiary of the Company.

Pursuant to the Guaranty, the Company guarantees to the Bank the payment of all liabilities of HCW to the Bank, secured by a continuing lien and right of set-off for the amount of the liabilities of HCW to the Bank upon any and all monies, securities, property, deposits and credits of the Company with the Bank, J.P. Morgan Securities Inc. or any other affiliate of the Bank.

Pursuant to the Share Pledge Agreement, the Company granted a first priority right of pledge on approximately two-thirds of the outstanding capital shares of Hauppauge Digital Europe in favor of the Bank as security for the payment under the Note or the Share Pledge Agreement.

There were no borrowings outstanding as of the filing date of this Quarterly Report on Form 10-Q.

We believe that our cash and cash equivalents as of March 31, 2006, our internally generated cash flow and the line of credit we entered into on December 1, 2005 will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual Obligations

The following table shows our contractual obligations related to lease obligations as of March 31, 2006:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years

Operating lease obligations	$1,471,044	$519,516	$906,528	$45,000

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Sales for the Company’s European subsidiary are primarily invoiced and collected in Euros. On the supply side the Company predominantly deals with North American and Asian suppliers and contract manufacturers. Due to this, a large percentage of the inventory required to support the Company’s European sales are purchased and paid in U.S. Dollars.
The combination of sales billed in Euros supported by inventory purchased in U.S. dollars results in an absence of a natural local currency hedge, subjecting the Company to market risks resulting from the fluctuations in the Euro to U.S. Dollar exchange rates. The Company attempts to reduce the risks by entering into foreign exchange forward contracts with financial institutions. The purpose of these forward contracts is to hedge the foreign currency market exposures underlying the Company’s U.S. Dollar denominated inventory purchases.

As of March 31, 2006, the Company had foreign currency contracts outstanding of approximately $2,911,400 against the delivery of the Euro. The contracts expire from April 2006 through June 2006. The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. The Company recorded a loss of $143,666 for the six months ended March 31, 2006 on its statement of other comprehensive income. As of March 31, 2006, a deferred loss of $7,248 reflecting the cumulative mark to market losses of the Company’s derivatives, was recorded on the Company’s balance sheet as a component of accumulated other comprehensive income (loss) in our equity section.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any of its common stock our stock repurchase program during the quarter ended March 31, 2006.

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

HAUPPAUGE DIGITAL INC.
Registrant

Date: May 12, 2006	By	/s/ Kenneth Plotkin

KENNETH PLOTKIN
Chief Executive Officer, Chairman of the Board, Vice President of Marketing (Principal Executive Officer) and Director

Date: May 12, 2006	By	/s/ Gerald Tucciarone

GERALD TUCCIARONE
Treasurer, Chief Financial Officer, (Principal Accounting officer) and Secretary