Form 10-Q
period 2006-06-30
HAUPPAUGE DIGITAL INC
filed 2006-08-14
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

☐ YES          ☒ NO

As of July 31, 2006, 9,623,772 shares of .01 par value Common Stock of the registrant were outstanding.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

                    Item 1. Financial Statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (unaudited)	September 30, 2005

Assets:

Cash and cash equivalents	$7,339,775	$7,567,393
Receivables, net of various allowances	19,162,544	13,048,076
Inventories	12,661,114	9,806,785
Prepaid expenses and other current assets	920,508	1,087,453

Total current assets	40,083,941	31,509,707

Property, plant and equipment, net	564,797	525,108
Security deposits and other non current assets	83,239	81,529

Total assets	$40,731,977	$32,116,344

Liabilities and Stockholders’ Equity :

Current Liabilities:
Accounts payable	$16,681,672	$10,750,560
Accrued expenses - fees	5,196,310	4,126,506
Accrued expenses	849,938	1,121,842
Income taxes payable	189,546	175,944

Total current liabilities	22,917,466	16,174,852

Stockholders’ Equity:

Common stock $.01 par value; 25,000,000 shares authorized, 10,254,019 and 10,107,936 issued, respectively	102,541	101,080
Additional paid-in capital	14,107,060	13,603,705
Retained earnings	5,670,580	3,311,888
Accumulated other comprehensive (loss) income	(307,719)	682,770
Treasury Stock, at cost, 607,547 shares	(1,757,951)	(1,757,951)

Total stockholders’ equity	17,814,511	15,941,492

Total liabilities and stockholders’ equity	$40,731,977	$32,116,344

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,

	2006	2005

Net sales	$23,775,992	$19,372,783
Cost of sales	19,144,041	14,980,624

Gross profit	4,631,951	4,392,159

Selling, general and administrative expenses	3,433,560	3,582,726
Research & development expenses	747,973	655,588

Income from operations	450,418	153,845

Other income (expense):
Interest income	6,440	3,366
Foreign currency	(17,146)	19,917

Other income (expense)	(10,706)	23,283

Income before taxes on income	439,712	177,128
Tax provision	59,371	17,156

Net income	$380,341	$159,972

Net income per share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine months ended June 30,

	2006	2005

Net sales	$75,506,375	$63,095,518
Cost of sales	60,461,107	48,572,102

Gross profit	15,045,268	14,523,416

Selling, general and administrative expenses	10,272,747	10,336,596
Research & development expenses	2,282,545	1,844,555

Income from operations	2,489,976	2,342,265

Other income (expense):
Interest income	17,921	15,699
Foreign currency	(2,695)	11,317

Other income	15,226	27,016

Income before taxes on income	2,505,202	2,369,281
Tax provision	146,510	118,156

Net income	$2,358,692	$2,251,125

Net income per share:
Basic	$0.25	$0.24
Diluted	$0.24	$0.23

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,

	2006	2005

Net income	$380,341	$159,972
Foreign currency translation (loss) gain	120,891	(528,645)
Forward exchange contracts marked to market	(48,792)	182,258

Other comprehensive income	$452,440	$(186,415)

	Nine months ended June 30,

	2006	2005

Net income	$2,358,692	$2,251,125
Foreign currency translation (loss)	(798,031)	(181,845)
Forward exchange contracts marked to market	(192,458)	308,767

Other comprehensive income	$1,368,203	$2,378,047

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,

	2006	2005

Net income	$2,358,692	$2,251,125

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	136,780	163,362
Stock compensation expense	274,770	—
Other non cash items	(1,710)	(2,399)
Changes in current assets and liabilities:
Accounts receivable	(6,114,468)	848,289
Inventories	(2,854,329)	(3,106,657)
Prepaid expenses and other current assets	166,945	(478,308)
Accounts payable	5,931,112	(1,899,975)
Accrued expenses and other current liabilities	811,502	609,275

Total adjustments	(1,649,398)	(3,866,412)

Net cash provided by (used in) operating activities	709,294	(1,615,288)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(176,469)	(228,557)

Net cash used in investing activities	(176,469)	(228,557)

Cash Flows From Financing Activities:
Proceeds: exercise of stock options and employee stock purchases	230,046	676,538
Purchase of treasury stock	—	(172,589)

Net cash provided by financing activities	230,046	503,949

Effect of exchange rates on cash	(990,489)	126,922
Net decrease in cash and cash equivalents	(227,618)	(1,212,974)
Cash and cash equivalents, beginning of period	7,567,393	8,661,589

Cash and cash equivalents, end of period	$7,339,775	$7,448,615

Supplemental disclosures:
Income taxes paid	$94,421	$171,027

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

The operating results for the three months and nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the September 30, 2006 year end.

Certain reclassifications have been made to the prior condensed consolidated financial statements to conform to the current presentation.

Note 2. Receivables

Accounts and other receivables as of June 30, 2006 and September 30, 2005 consisted of :

	June 30,	September 30,
	2006	2005

Trade receivables	$16,261,826	$10,186,232
Receivable from contract manufacturers	5,301,705	5,491,524
GST and VAT taxes receivables	807,795	567,820
Allowances and reserves	(3,257,000)	(3,257,000)
Other	48,218	59,500

	$19,162,544	$13,048,076

Note 3. Derivative Financial Instruments

As of June 30, 2006, the Company had foreign currency contracts outstanding of approximately $5,588,270 against the delivery of the Euro. The contracts expire from July 2006 through October 2006. The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. The Company recorded a loss of $192,458 for the nine months ended June 30, 2006 on its statement of other comprehensive income. As of June 30, 2006, a deferred loss of $56,040, reflecting the cumulative mark to market losses of the Company’s derivatives, was recorded on the Company’s balance sheet as a component of accumulated other comprehensive income (loss) in our equity section.

Beginning with the Company’s third fiscal quarter ended June 30, 2006, the Company began using the average prevailing spot rate to translate Euro denominated sales into the Company’s U.S. dollar denominated sales. Prior to this, the Company used the average monthly forward contract exchange rate to translate our Euro denominated sales into the Company’s U.S. dollar reporting currency. The change in this accounting treatment did not have a material effect on the Company’s financial statements.

Note 4. Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	June 30, 2006	September 30, 2005

Component Parts	$6,430,757	$4,131,732
Finished Goods	6,230,357	5,675,053

	$12,661,114	$9,806,785

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

	Three Months Ended June 30,		Nine months Ended June 30,
	2006	2005	2006	2005

Weighted average shares outstanding-basic	9,636,912	9,489,843	9,573,594	9,408,827
Number of shares issued on the assumed exercise of stock options	420,567	477,669	430,385	581,228

Weighted average shares outstanding-diluted	10,057,479	9,967,512	10,003,979	9,990,055

Options to purchase 223,204 and 174,122 shares of common stock, at prices ranging $4.13 to $ 8.75 and $3.88 to $10.06, were outstanding for the three months ended June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 208,391 and 112,026 shares of common stock, at prices ranging $4.13 to $ 8.75 and $4.62 to $10.06, were outstanding for the nine months ended June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 6. Accumulated other comprehensive income

As of June 30, 2006, appearing in the equity section under “Accumulated other comprehensive income (loss)” was a loss of $307,719, which consisted of a deferred translation loss of $251,679 and a deferred loss of $56,040 due to the mark to market losses on the difference between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

Accumulated other comprehensive income (loss) consists of two components: translation gains and losses and FAS 133 mark to market gains and losses on our open foreign exchange contracts. The table below details the gains and losses that make up the accumulated other comprehensive loss of $307,719 recorded on our balance sheet as of June 30, 2006:

Accumulated Other Comprehensive Income (Loss)	Balance as of	Oct 05 to June 06	Balance as of
Fiscal 2006 activity	Sept 30 2005	(losses)	June 30 2006

Translation gains and losses	$546,352	$(798,031)	$(251,679)
FAS 133 mark to market adjustment	136,418	(192,458)	(56,040)

	$682,770	$(990,489)	$(307,719)

Note 7. Revenue Recognition

The Company sells through a sales channel which consists of retailers, distributors and original equipment manufacturers (OEM’s). The Company’s prices are fixed consistently over the entire sales channel. The majority of the Company’s customers are granted lines of credit. The product is shipped on open account with the majority of the Company’s customers given 30 to 45 day payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

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

The Company offers its customers a right of return. The Company’s accounting method complies with Statement of Financial Accounting Standards No. 48, Revenue Recognition when Right of Return Exists as typically at the end of every quarter the Company, based on historical data, evaluates its sales reserve level based on the previous six months sales. Due to seasonal nature of the business coupled with the changing economic environment, management exercises some judgment with regard to the historical data to arrive at the reserve.

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

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Product line sales
Analog sales	$16,377,894	$15,440,513	$51,325,967	$50,219,062
Digital sales	7,398,098	3,932,270	24,180,408	12,876,456

	$23,775,992	$19,372,783	$75,506,375	$63,095,518

The Company sells its products through an international network of distributors and retailers. Sales percent by geographic region are as follows:

	Three months ended June 30,		Nine months ended June 30,
Sales percent by geographic region	2006	2005	2006	2005

United States	50%	51%	47%	46%
Europe	47%	45%	51%	52%
Asia	3%	4%	2%	2%

Total	100%	100%	100%	100%

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

The Company had as of June 30, 2006 options issued from four incentive option plans and one non qualified option plan. These options typically vest over a period of four to five years. Options granted subsequent to the Company’s October 1, 2005 adoption of SFAS 123R, have a contract term of 10 years and the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions based on historical data of the Company’s stock:

•	Risk free interest rate-4.25%

•	Expected volatility-50%

•	Expected dividend yield-0%

•	Weighted average expected life-5 to7 years, determined via the “simplified” method detailed in Staff Accounting Bulletin No. 107

Stock option activity for the nine months ended June 30, 2006 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contract term (years)	Aggregate intrinsic Value

Outstanding as of October 1, 2005	1,427,094	$3.12
Options granted	146,000	3.32
Options exercised	(105,397)	1.56
Options forfeited	(13,253)	1.46	—	—

Options outstanding as of June 30, 2006	1,454,444	$3.27	4.48	$4,757,290

Options exercisable as of June 30, 2006	1,000,304	$2.80	3.97	$2,797,754

For the non vested options outstanding that were granted prior to the Company’s October 1, 2005 adoption of SFAS 123R, the fair value for these options was estimated using a Black-Scholes option pricing model on the date of grant. Options granted prior to October 1, 2005 were accounted for based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Additionally, the Company had adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No.123).

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

Unrecognized stock compensation charges, weighted average stock compensation amortization and stock compensation expenses charged to operations for the quarter and nine months ended June 30, 2006 are as follows:

•

$1,038,849 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based compensation arrangements and options granted subsequent to the October 1, 2005 adoption of SFAS 123R, was outstanding prior to the recognition of $274,770 of compensation charges in the nine months ended June 30, 2006

•	Compensation cost is expected to be recognized over a weighted-average period of 3.50 years

•

Compensation costs charged to operations for the third quarter ended June 30, 2006 was $86,946, consisting of $20,945 for options granted during fiscal 2006 and $66,001 for non vested options granted prior to October 1, 2005. These costs have been recorded in SG&A and R&D expense. Expensing stock compensation costs against operations resulted in a $0.01 reduction in basic and diluted net income per share for the quarter

•

Compensation costs charged to operations for the nine months ended June 30, 2006 was $274,770, consisting of $62,835 for options granted during fiscal 2006 and $211,935 for non vested options granted prior to October 1, 2005. These costs have been recorded in SG&A and R&D expense.

Expensing stock compensation costs against operations resulted in a $0.03 reduction in basic and diluted net income per share for the nine months ended June 30, 2006

In recognition that stock compensation is a non-cash expense, the effect of expensing options had no affect on the Company’s cash flow. However, it was reflected in the Company’s cash flow statement as a non-cash add back in the determination of cash flows from operating activities.

A summary of our non-vested shares as of June 30, 2006 and changes during the nine months ended June 30, 2006 is presented below:

	Shares	Weighted average Grant date fair value

Non-vested as of October 1, 2005	393,690	$1.84
Granted	146,000	2.15
Vested	(80,550)	0.63
Forfeited	(5,000)	0.43

Non-vested as of June 30, 2006	454,140	$2.16

The following table illustrates the effect on net income and net income per share for the three and nine months ended June 30, 2005 as if the Company has consistently measured the compensation cost for the Company’s stock option programs under the fair value method adopted on October 1, 2005:

	Three months ended June 30, 2005	Nine months ended June 30, 2005
Net income as reported	$159,972	$2,251,125
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related taxes	(8,924)	(26,772)
Pro forma net income	$151,048	$2,224,353

Net income per share - as reported:
Basic	$0.02	$0.24
Diluted	$0.02	$0.23
Net income per share - pro forma:
Basic	$0.02	$0.23
Diluted	$0.02	$0.22

Note 10. Arrangements with Off-Balance Sheet Risk - Guarantees

The Company occupies a facility located in Hauppauge New York which is used for its executive offices and for the testing, storage and shipping of the Company’s products. Hauppauge Computer Works, Inc. ("HCW"), a wholly owned subsidiary of Hauppauge Digital Inc., leases this facility from Ladokk Realty, LLC, ("LADOKK") the members of which are Kenneth Plotkin, the Company’s Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing, Director and the holder of approximately 8.6% of the Company’s Common Stock as of June 30, 2006, Dorothy Plotkin, the wife of Kenneth Plotkin and holder of approximately 5.8% of the Company’s Common Stock as of June 30, 2006, and Laura Aupperle, believed by the Company to be the holder of approximately 10.4% of the Company’s Common Stock, including Common Stock attributed to the Estate of Kenneth R. Aupperle.

On February 17, 2004, HCW entered into a new lease agreement with Ladokk (the “2004 Lease”). The 2004 Lease is for five years and terminates on February 16, 2009. Annual rent under the 2004 Lease is $360,000, payable monthly. Concurrently with the new lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require HCW to sign a guarantee. Accordingly, the Company no longer guarantees the landlord’s mortgages. The 2004 Lease replaced the 1990 Lease between HCW and Ladokk Realty Co., to which Ladokk is the successor, was due to expire on January 31, 2006 (the “1990 lease”). The execution of the 2004 Lease provided an annual reduction in rent of nearly $100,000 compared to the 1990 lease and released the Company from its guarantee of the mortgages of the landlord.

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

The real estate appraiser determined that the rent provided in the 2004 Lease was somewhat above market value without giving effect to, among other things, the costs and potential disruption of the Company’s operations that would be associated with any move to a new facility. The Company and the landlord are negotiating the terms of a new lease to replace the 2004 Lease. Although there can be no assurances, the Company’s expectation is that the 2004 Lease will be replaced with such new lease before the end of our fiscal fourth quarter.

Note 11. Recent Accounting Prouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
THREE MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO
JUNE 30, 2005

Results of operations for the three months ended June 30, 2006 compared to June 30, 2005 are as follows:

	Three Months Ended 6/30/06	Three Months Ended 6/30/05
				Percentage of sales
			Variance $	2006	2005	Variance %

Net sales	$23,775,992	$19,372,783	$4,403,209	100.00%	100.00%	—
Cost of sales	19,144,041	14,980,624	4,163,417	80.52%	77.33%	3.19%

Gross profit	4,631,951	4,392,159	239,792	19.48%	22.67%	-3.19%
Gross profit %	19.48%	22.67%	-3.19%

Expenses:
Sales & marketing	2,320,786	2,606,705	(285,919)	9.76%	13.46%	-3.70%
Technical support	143,989	129,738	14,251	0.60%	0.67%	-0.07%
General & administrative	910,966	846,283	64,683	3.83%	4.37%	-0.54%
SG&A stock compensation expense	57,819	—	57,819	0.25%	0.00%	0.25%

Total selling, general and administrative expenses	3,433,560	3,582,726	(149,166)	14.44%	18.50%	-4.06%
Research & development	718,846	655,588	63,258	3.02%	3.38%	-0.36%
Research and development stock compensation expense	29,127	—	29,127	0.12%	0.00%	0.12%

Total operating expenses	4,181,533	4,238,314	(56,781)	17.58%	21.88%	-4.30%

Net operating income	450,418	153,845	296,573	1.90%	0.79%	1.11%
Other income (expense)
Interest income	6,440	3,366	3,074	0.03%	0.02%	0.01%
Foreign currency	(17,146)	19,917	(37,063)	-0.07%	0.10%	-0.17%

Total other income (expense)	(10,706)	23,283	(33,989)	-0.04%	0.12%	-0.16%

Income before taxes	439,712	177,128	262,584	1.86%	0.91%	0.95%
Taxes on income	59,371	17,156	42,215	0.25%	0.09%	0.16%

Net income	$380,341	$159,972	$220,369	1.61%	0.82%	0.79%

Net sales for the three months ended June 30, 2006 increased $4,403,209 over the three months ended June 30, 2005 as shown in the table below.

				Increase (Decrease) Variance %	Sales by Geographic
	Three Months Ended 6/30/06	Three Months Ended 6/30/05	Increase (Decrease) Dollar Variance		region
Location					2006	2005

Domestic	$11,795,292	$9,925,638	$1,869,654	19%	50%	51%
Europe	11,344,867	8,750,299	2,594,568	30%	47%	45%
Asia	635,833	696,846	(61,013)	-9%	3%	4%

Total	$23,775,992	$19,372,783	$4,403,209	23%	100%	100%

Net sales to domestic customers were 50% of net sales for the three months ended June 30, 2006 compared to 51% for the three months ended June 30, 2005. Net sales to European customers were 47% of net sales compared to 45% for the same period of last year. Net sales to Asian customers were 3% for the three months ended June 30, 2006 as opposed to 4% for the three months ended June 30, 2005.

Gross profit increased $239,792 for the three months ended June 30, 2006 compared to the prior year’s third quarter. The components of increases and (decreases) in the gross profit are detailed below:

Increase (decrease)

Due to increased sales	$1,459,306
Due to lower gross profit on sales mix	(1,021,211)
Due to increases in production costs	(198,303)

Total increase in gross profit	$239,792

Gross profit percentage for the three months ended June 30, 2006 was 19.48% compared to 22.67% for the three months ended June 30, 2005, a decrease of 3.19%. The components of increase (decreases) in the gross profit percent are detailed below:

Increase (decrease)

Lower gross profit on sales mix	(3.92)%
Production costs	0.73%

Net decrease in gross profit %	(3.19)%

The decrease in the gross profit percent of 3.19 % for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was primarily due to:

•	A higher percentage in sales of lower gross profit margin products contributed to a 3.92% decrease in gross profit

•	Production and shipping decreases contributed to a 0.73% increase in gross profit percent compared to three months ended June 30, 2005

The chart below illustrates the components of selling, general and administrative expenses:

	Three months ended June 30,

	Dollar Costs			Percentage of Sales

			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)

Sales and marketing	$2,320,786	$2,606,705	$(285,919)	9.76%	13.46%	-3.70%
Technical support	143,989	129,738	14,251	0.60%	0.67%	-0.07%
General and administrative	910,966	846,283	64,683	3.83%	4.37%	-0.54%
SG&A stock compensation expense	57,819	—	57,819	0.25%	0.00%	0.25%

Total	$3,433,560	$3,582,726	$(149,166)	14.44%	18.50%	-4.06%

Selling, general and administrative expenses decreased $149,166 from the prior year’s third quarter. As a percentage of sales, selling, general and administrative expenses decreased by 4.06% when compared to the three months ended June 30, 2005. The decrease in sales and marketing expense of $285,919 was mainly due to lower advertising and promotional expenses. The increases in technical support expense of $14,251 was mainly due to compensation increases. The increase in general and administrative expenses of $64,683 was primarily due to compensation increases for additional managerial and support staff. Reflected in selling, general and administrative expenses for the three months ended June 30, 2006 was $57,819 in stock compensation expenses related to the issuance of stock options.

Research and development expenses increased $92,385. The increase was mainly due to the hiring of additional engineering management and staff personnel and increased program development costs due to a higher volume of new product and product enhancement programs. Reflected in research and development expenses for the three months ended June 30, 2006 was $29,127 in stock compensation expenses related to the issuance of stock options.

Other income (expense)

Net other expense for the three months ended June 30, 2006 was $10,706 compared to net other income of $23,283 for the three months ended June 30, 2005. The change was primarily driven by the foreign currency transaction gains and losses.

Tax provision

Our net tax provision for the three months ended June 30, 2006 and 2005 is as follows:

	Three months ended June 30,

	2006	2005

AMT Tax attributable to U.S operations	$25,000	$—
Tax expense European operations	29,371	12,156
State taxes	5,000	5,000

Net tax provision	$59,371	$17,156

The deferred tax assets and the offsetting tax valuation allowance is attributable to the Company’s domestic operations. For four out of the last five fiscal years, the Company’s domestic operation incurred tax losses. Fiscal 2005 was the first year out of the last five years in which the Company’s domestic operations had pre tax income. As of June 30, 2006, we evaluated the future realization of our deferred tax assets and the corresponding valuation allowance. The Company took into consideration:

•	the tax losses incurred by our domestic operations in four out of the last five years

•	the seasonal nature and cyclical nature of the business, which makes it difficult to predict the future realization of the deferred tax asset

•	the dynamic market and technological changes that occur in our industry

After evaluating the circumstances listed above, it was the Company’s opinion that as of June 30, 2006, the valuation allowance was still applicable.

As a result of all of the above items mentioned in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $380,341, for the three months ended June 30, 2006, which resulted in basic and diluted net income per share of $0.04 on weighted average basic and diluted shares of 9,636,912 and 10,057,479, respectively, compared to a net income of $159,972 for the three months ended June 30, 2005, which resulted in basic and diluted net income per share of $0.02, respectively, on weighted average basic and diluted shares of 9,489,843 and 9,967,512, respectively.

NINE MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO
JUNE 30, 2005

Results of operations for the nine months ended June 30, 2006 compared to June 30, 2005 are as follows:

	Nine Months Ended	Nine Months Ended	Variance	Percentage of sales
	6/30/06	6/30/05		$2006	2005	Variance

Net sales	$75,506,375	$63,095,518	$12,410,857	100.00%	100.00%	—
Cost of sales	60,461,107	48,572,102	11,889,005	80.07%	76.98%	3.09%

Gross profit	15,045,268	14,523,416	521,852	19.93%	23.02%	-3.09%
Gross profit%	19.93%	23.02%	-3.09%

Expenses:
Sales & marketing	6,992,771	7,388,716	(395,945)	9.26%	11.71%	-2.45%
Technical support	430,839	374,480	56,359	0.57%	0.59%	-0.02%
General & administrative	2,637,202	2,573,400	63,802	3.49%	4.08%	-0.59%
SG&A stock compensation expense	211,935	—	211,935	0.28%	0.00%	0.28%

Total selling, general and administrative expenses	10,272,747	10,336,596	(63,849)	13.60%	16.38%	-2.78%
Research & development	2,219,710	1,844,555	375,155	2.94%	2.92%	0.02%
Research and development stock compensation expense	62,835	—	62,835	0.08%	0.00%	0.08%

Total operating expenses	12,555,292	12,181,151	374,141	16.62%	19.30%	-2.68%

Net operating income	2,489,976	2,342,265	147,711	3.31%	3.72%	-0.41%

Other income (expense)
Interest income	17,921	15,699	2,222	0.02%	0.02%	0.00%
Foreign currency	(2,695)	11,317	(14,012)	0.00%	0.02%	-0.02%

Total other income (expense)	15,226	27,016	(11,790)	0.02%	0.04%	-0.02%

Income before taxes	2,505,202	2,369,281	135,921	3.33%	3.76%	-0.43%
Taxes on income	146,510	118,156	28,354	0.20%	0.19%	0.01%

Net income	$2,358,692	$2,251,125	$107,567	3.13%	3.57%	-0.44%

Net sales for the nine months ended June 30, 2006 increased $12,410,857 over the nine months ended June 30, 2005 as shown in the table below.

	Nine Months	Nine Months	Increase (Decrease)	Increase (Decrease)	Sales by Geographic region
Location	Ended 6/30/06	Ended 6/30/05	Dollar Variance	Variance %	2006	2005

Domestic	35,477,958	28,810,910	6,667,048	23%	47%	46%
Europe	38,204,680	32,808,781	5,395,899	16%	51%	52%
Asia	1,823,737	1,475,827	347,910	24%	2%	2%

Total	$75,506,375	$63,095,518	$12,410,857	20%	100%	100%

Net sales to domestic customers were 47% of net sales for the nine months ended June 30, 2006 compared to 46% for the nine months ended June 30, 2005. Net sales to European customers were 51% of net sales compared to 52% for the same period of last year. Net sales to Asian customers were 2% for the nine months ended June 30, 2006 and June 30, 2005.

Gross profit increased $521,852 for the nine months ended June 30, 2006 compared to the prior year. The components of increases and (decreases) in the gross profit are detailed below:

Increase
(decrease)

Increased sales	$3,915,147
Lower gross profit on sales mix	(2,375,735)
Due to increases in production costs	(1,017,560)

Total increase in gross profit	$521,852

Gross profit percentage for the nine months ended June 30, 2006 was 19.93% compared to 23.02% for the prior year, a decrease of 3.09%.

The increases and (decreases) in the gross profit percent are detailed below:

Increase
(decrease)
Lower gross profit on sales mix	(3.02)%
Due to increases in production costs	(0.07)%

Net decrease in gross profit%	(3.09)%

The decrease in the gross profit percent of 3.09 % for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 was primarily due to:

•	A higher percentage of lower gross profit margin products contributed to a 3.02% decrease in gross profit

•	Production and shipping increases contributed to a 0.07% decrease in gross profit percent. The increase in net sales was about 20% while the increase in production costs was about 20%

The chart below illustrates the components of selling, general and administrative expenses:

	Nine months ended June 30,

	Dollar Costs		Percentage of Sales

			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)

Sales and marketing	$6,992,771	$7,388,716	$(395,945)	9.26%	11.71%	-2.45%
Technical support	430,839	374,480	56,359	0.57%	0.59%	-0.02%
General and administrative	2,637,202	2,573,400	63,802	3.49%	4.08%	-0.59%
SG&A stock compensation expense	211,935	—	211,935	0.28%	0.00%	0.28%

Total	$10,272,747	$10,336,596	$(63,849)	13.60%	16.38%	-2.78%

Selling, general and administrative expenses deceased $63,849 from the prior year. As a percentage of sales, selling, general and administrative expenses decreased by 2.78% when compared to the nine months ended June 30, 2005. The decrease in sales and marketing expense of $395,945 was mainly due to lower advertising and promotional expenses offset by increased compensation expenses due to higher sales commissions and mid year incentives. The increase in technical support expenses of $56,359 was primarily due to increased personnel required to handle increased phone volume due to expanding sales. The increase in general and administrative expenses of $63,802 was primarily due to compensation increases for additional managerial staff offset by lower legal fees of as a result of lower non recurring fees. Reflected in selling, general and administrative expenses for the nine months ended June 30, 2006 was $211,935 in stock compensation expenses related to the issuance of stock options.

Research and development expenses increased $437,990. The increase was mainly due to higher compensation costs of due to the hiring of additional engineering management and staff personnel and increased program development costs of due to higher volume of new product and product enhancement programs. Reflected in research and development expenses for the nine months ended June 30, 2006 was $62,835 in stock compensation expenses related to the issuance of stock options.

Other income (expense)

Net other income for the nine months ended June 30, 2006 was $15,226 compared to net other income of $27,016 for the nine months ended June 30, 2005. The change was primarily driven by the foreign currency transactions gains and losses.

Accumulated other comprehensive income (loss)

As of June 30, 2006, appearing in the equity section under “Accumulated other comprehensive income (loss)” was a loss of $307,719, which consisted of a deferred translation loss of $251,679 and a deferred loss of $56,040 due to the mark to market losses on the difference between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

Accumulated other comprehensive income (loss) consists of two components: translation gains and losses and FAS 133 mark to market gains and losses on our open foreign exchange contracts. The table below details the gains and losses that make up the accumulated other comprehensive loss of $307,719 recorded on our balance sheet as of June 30, 2006:

Accumulated Other Comprehensive Income (Loss)	Balance as of	Oct 05 to June 06	Balance as of
Fiscal 2006 activity	Sept 30 2005	(losses)	June 30 2006

Translation gains and losses	$546,352	$(798,031)	$(251,679)
FAS 133 mark to market adjustment	136,418	(192,458)	(56,040)

	$682,770	$(990,489)	$(307,719)

Tax provision

Our net tax provision for the nine months ended June 30, 2006 and 2005 is as follows:

	Nine months ended June 30,

	2006	2005

AMT Tax attributable to U.S operations	$55,000	$20,000
Tax expense European operations	76,510	83,156
State taxes	15,000	15,000

Net tax provision	$146,510	$118,156

The deferred tax assets and the offsetting tax valuation allowance is attributable to the Company’s domestic operations. For four out of the last five fiscal years, the Company’s domestic operation incurred tax losses. Fiscal 2005 was the first year out of the last five years in which the Company’s domestic operations had pre tax income. As of June 30, 2006, we evaluated the future realization of our deferred tax assets and the corresponding valuation allowance. The Company took into consideration:

•	the tax losses incurred by our domestic operations in four out of the last five years

•	the seasonal nature and cyclical nature of the business, which makes it difficult to predict the future realization of the deferred tax asset

•	the dynamic market and technological changes that occur in our industry

After evaluating the circumstances listed above, it was the Company’s opinion that as of June 30, 2006, the valuation allowance was still applicable.

As a result of all of the above items mentioned in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we recorded net income of $2,358,692 for the nine months ended June 30, 2006, which resulted in basic net income per share of $0.25 and diluted net income per share of $0.24 on weighted average basic and diluted shares of 9,573,594 and 10,003,979, respectively, compared to a net income of $2,251,125 for the nine months ended June 30, 2005, which resulted in basic net income per share of $0.24 and diluted net income per share of $0.23 on weighted average basic and diluted shares of 9,408,827 and 9,990,055, respectively.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our fourth fiscal quarter (July to September). In addition, our international sales, mostly in the European, market, were 54%, 66% and 68% of sales for the years ended September 30, 2005, 2004 and 2003, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period.

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature of our retail sales.

Liquidity and Capital Resources

Our cash, working capital and stockholders’ equity position as of June 30, 2006 and September 30, 2005 is set forth below:

	June 30, 2006	September 30, 2005

Cash	$7,339,775	$7,567,393
Working Capital	17,166,475	15,334,855
Stockholders’ Equity	17,814,511	15,941,492

We had cash and cash equivalents as of June 30, 2006 of $7,339,775, a decrease of $227,618 from September 30, 2005.

The decrease in cash was due to:

Sources of cash:
Net income adjusted for non cash items	$2,768,532
Increase in accounts payable and accrued expenses	6,742,614
Proceeds from employee stock purchases	230,046
Decrease in prepaid expenses and other current assets	166,945
Less cash used for:
Increase in account receivables	(6,114,468)
Increase in inventories	(2,854,329)
Effect of exchange rates on cash	(990,489)
Capital equipment purchases	(176,469)

Net cash decrease	$(227,618)

Net cash of $709,294 provided by operating activities was primarily due to increases in accounts payable and accrued expenses of $6,742,614, as was used to finance the growth in accounts receivable and inventory to fund the increase in sales and a decrease in prepaid expenses and other current assets of $166,945. Net income adjusted for non cash items of $2,768,532 provided another source of cash. Somewhat offsetting these sources of cash were increases in accounts receivable and inventory of $6,114,468 and $2,854,329 respectively, required to fund the 54% increase in sales between the last quarter of fiscal 2005 and the third quarter of fiscal 2006.

Cash of $176,469 was used to purchase fixed assets. Proceeds from the stock purchased by employees through the exercise of options and the employee stock purchase plan provided cash of $230,046 and the effect of exchange rate changes used cash of $990,489.

On November 8, 1996, we approved a stock repurchase program. The program, as amended, authorizes us to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of June 30, 2006, we held 607,547 treasury shares purchased for $1,757,951 at an average purchase price of approximately $2.89 per share.

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

We believe that our cash and cash equivalents as of June 30, 2006, our internally generated cash flow and the line of credit we entered into on December 1, 2005 will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual Obligations

The following table shows our contractual obligations related to lease obligations as of June 30, 2006:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years

Operating lease obligations	$1,595,086	$573,423	$898,466	$123,197

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

As of June 30, 2006, the Company had foreign currency contracts outstanding of approximately $5,588,270 against the delivery of the Euro. The contracts expire from July 2006 through October 2006. The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. The Company recorded a loss of $192,458 for the nine months ended June 30, 2006 on its statement of other comprehensive income. As of June 30, 2006, a deferred loss of $56,040, reflecting the cumulative mark to market losses of the Company’s derivatives, was recorded on the Company’s balance sheet as a component of accumulated other comprehensive income (loss) in our equity section.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Special Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipated,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in our Annual Report on Form 10-K for the year ended September 30, 2005), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. All cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 1996, we approved a stock repurchase program. The program authorizes us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997.

The Company did not repurchase any of its common stock our stock repurchase program during the quarter ended June 30, 2006.

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

HAUPPAUGE DIGITAL INC.
Registrant

Date: August 14, 2006	By	/s/ Kenneth Plotkin

KENNETH PLOTKIN
Chief Executive Officer, Chairman of the Board,
President (Principal Executive Officer) and Director

Date: August 14, 2006	By	/s/ Gerald Tucciarone

GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Accounting officer) and Secretary