Form 10-K
period 2006-09-30
HAUPPAUGE DIGITAL INC
filed 2006-12-28
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF MAY 1934

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

          Common Stock, $.01 par value

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

☐ Yes          ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2006 was approximately $ 27,984,725. Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the Company. Market value is based upon the price of the Common Stock as of the close of business on March 31, 2006 which was $3.77 per share as reported by NASDAQ.

As of December 4, 2006, the number of shares of Common Stock $0.01 par value outstanding was 9,686,991.

PART I

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report on Form 10-K may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipated,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in “Item 1A–Risk Factors”), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. All cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear.

ITEM 1. BUSINESS

All references herein to “us”, “we” our, or “the Company” include Hauppauge Digital, Inc., its wholly-owned subsidiaries and their subsidiaries, unless otherwise indicated or the context otherwise requires.

OVERVIEW

Hauppauge Digital, Inc. is a developer of analog and digital TV receiver products for the personal computer market. Through its Hauppauge Computer Works, Inc. and Hauppauge Digital Europe subsidiaries, the Company designs, develops, manufactures and markets analog, digital and other types of TV receivers that allow PC users to watch television on a PC screen in a resizable window, and enables the recording of TV shows to a PCs hard disk, digital video editing, video conferencing, receiving of digital TV transmissions, and the display of digital media stored on a computer to a TV set via a home network. The Company, incorporated in Delaware in August 1994, is headquartered in Hauppauge, New York, with administrative offices in Luxembourg, Ireland and Singapore and with sales offices in Germany, London, Paris, The Netherlands, Sweden, Italy, Spain, Singapore, Taiwan and California.

OUR STRATEGY

Since our entry into the PC video market in 1991, management believes that we have become a leader in bringing TV content to PCs by focusing on five primary strategic fronts:

•	innovating and diversifying our products

•	introducing new and desirable features in our products

•	expanding our domestic and international sales and distribution channels

•	forging strategic relationships with key industry players

•	outsourcing our production to contract manufacturers

As more people are looking to PCs for a total entertainment experience, we believe that our products are able to enhance the capabilities of the multimedia PC to enable it to become a one-stop integrated entertainment system. We feel our current and future products have the potential to be ubiquitous in PC-based home entertainment systems.

Our engineering group works on updating our current products to add new and innovative features that the marketplace seeks, while remaining vigilant in trying to ensure that our products are compatible with new operating systems. This work is done in addition to our research and development efforts in designing, planning and building new products. In fiscal 2006, our engineering department introduced twelve new products with internal code names including Dering2, Chesterfield 1 and Chesterfield 2, Oxford2, Wing, Bristol2, SohoDT, plus the wireless MediaMVP and the myTV.PVR for Intel based Macs for sale in the U.S. Europe and Asia. In addition, our engineering department completed work on Premium Windows Vista support for the WinTV-PVR-150, WinTV-PVR-500 and the WinTV-HVR-1100.

We believe that strategic relationships with key suppliers, PC manufacturers, technology providers, and internet and
e-commerce solutions providers give us important advantages in developing new technologies and marketing our products. By jointly working with, and sharing our engineering expertise with a variety of other companies, we seek to leverage our investment in research and development and minimize time to market.

Our domestic and international sales and marketing team cultivates a variety of distribution channels comprised of computer and electronic retailers, computer products distributors and PC manufacturers. Electronic retailers include retail stores, web stores and third-party catalogs, both print and on-line, among others. We work closely with our retailers to enhance sales through joint advertising campaigns and promotions. We believe that developing our international presence contributes to our strategic position, allowing us to benefit from investments in product development, and more firmly establishing our Hauppauge®, WinTV® and MediaMVP™ brand names in the international marketplace. We currently have nine sales offices in countries outside of the U.S. In fiscal 2004, we established a new sales and R&D facility in Taiwan to service the growing Asian market.

We seek to maintain and improve our profit margins by, among other things, outsourcing our production to contract manufacturers suited to accommodate the type and volume of our needs. We also leverage international supplier relationships to assist us in receiving competitive prices for the component parts we buy. We believe this two-tiered approach allows us to be the lowest cost / highest quality producer in our marketplace. This approach enables us to focus our human and financial resources on creating, marketing and distributing our products. Successfully engineering products to have low production costs and commonality of parts along with the use of single platforms for multiple models are other important ways that we believe our design and build strategy contributes to our financial performance.

PRODUCTS

Our products fall under three product categories:

•	Analog TV receivers

•	Digital TV receivers

•	Other non TV receiver products

See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements comprising part of this Annual Report on Form 10-K for additional information relating to our operating segments.

Analog TV Receivers

Our analog TV receiver products enable, among other things, a PC user to watch TV in a resizable window on a PC.

Our WinTV analog TV receiver products include cable-ready TV tuners with automatic channel scan and a video digitizer which allows the user to capture still and motion video images. Some of our analog TV receiver products allow the user to listen to FM radio, video-conference over the internet (with the addition of a camera or camcorder), and control these functions with a handheld remote control. In Europe, our WinTV® analog TV receiver products can be used to receive teletext data broadcasts, which allow the reception of digital data that is transmitted along with the “live” TV signal.

Some WinTV analog TV receiver products are available as external devices which connect to the PC through the USB port. The USB models are encased in an attractive case making USB models freely portable from PC to PC and from one desktop, laptop or notebook computer to another

Our WinTV-PVR TV recording products include all of the basic features of our analog TV receiver products, such as TV on the PC screen, channel changing and volume adjustment. They also add the ability to record TV shows to disk using a built-in high quality hardware MPEG 2 encoder. This technology allows a typical desktop computer system to record up to hundreds of hours of video to disk, limited only by the size of the disk (or storage medium). In addition, the WinTV-PVR user can pause a live TV show, and then resume watching the TV show at a later time. The maximum amount of recording time and the maximum amount of paused TV is dependent upon the hard disk space available on the PC.

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

An added feature to the WinTV-PVR-150, WinTV®-PVR-250, WinTV-PVR-500 and WinTV-PVR-USB2 is that they support Microsoft®’s Windows® XP Media Center Edition. Microsoft’s Windows XP Media Center Edition integrates digital entertainment experiences including “live” television, PVR, digital music, digital video, DVDs and pictures. Users can pause, jump forward or watch “live” TV, record a program or a whole series, and manage digital music, home movies, videos, photos and DVDs on the PC. Users can also access and control this new entertainment device with a large, easy-to-use-on-screen menus and the Media Center Remote Control.

We provide Microsoft certified Media Center drivers for these products to PC manufacturers and value added resellers for integration into their Windows XP Media Center PC systems.

Digital TV Products

Our digital TV receiver products enable, among other things, a PC user to watch digital TV in a resizable window on a PC.

Our Hauppauge WinTV-NOVA products are digital TV receivers for PCs. They support the various forms of digital TV and come in either an internal or external form factor. The WinTV-HVR products are combinations of both digital TV and analog TV receivers in one board or USB ‘box’.

Our WinTV-NOVA-T is a DVB-T receiver for our European markets which allows for the viewing of digital terrestrial TV and listening to digital radio on a PC. The product also allows recording of digital TV and radio to a hard drive. This product is available as either a PCI card or an external USB device.

Our WinTV-NOVA-T-500 is a dual tuner DVB-T receiver for our European markets which allows for the viewing of digital terrestrial program while recording another program. The product also allows recording of two digital TV programs simultaneously or watching one channel while recording another.

Our WinTV-NOVA-T-USB2 is an external high performance DVB-T digital TV receiver, with dual tuners for both recording of two digital TV programs simultaneously or watching one channel while recording another.

Our WinTV-NOVA-T-Stick is a pocket sized external DVB-T receiver for our European markets which allows for the viewing of digital terrestrial TV and the listening of digital radio on a PC or laptop. The product also allows recording of digital TV and radio to a hard drive. The product’s pocket size and UPC plug in capability is good for use in laptops while traveling.

Our WinTV-HVR-900-Stick is a pocket sized external receiver for our European markets which allows for the viewing of digital terrestrial and analog terrestrial TV on a PC or laptop. Allows the recording of digital and analog programs to a hard drive in high quality MPEG-2 format. The product’s pocket size and UPC plug in capability is good for use in laptops while traveling.

Our WinTV-HVR-1100 and WinTV-HVR-1300 are PCI based receivers for our European markets which allow for the viewing of digital terrestrial and analog terrestrial TV on a PC in addition to the ability to listen to FM radio and DVB-T radio. These products also allows the recording of digital and analog programs to a hard drive in high quality MPEG-2 format. The WinTV-HVR-1300 is a higher performance of the two models, in that it includes a hardware MPEG-2 encoder for recording analog TV directly to a PC’s hard disk.

Our WinTV-HVR-3000 is a tri-mode TV tuner PCI based receiver for our European markets which allows for the viewing of digital terrestrial, satellite and analog cable TV on a PC in addition to the ability to listen to FM radio and DVB-T radio. The product also allows the recording of digital, satellite and analog programs to a hard drive, in addition to having the ability to listen to FM, digital DVB or DVB-s radio.

Our WinTV-HVR-4000 is a quad-mode TV tuner PCI based receiver for our European markets which allows for the viewing of digital terrestrial (DVB-T), satellite (DVB-S), high definition digital satellite (DVB-S2) and analog cable TV on a PC in addition to the ability to listen to FM radio and DVB-T radio. The product also allows the recording of digital, satellite and analog programs to a hard drive, in addition to having the ability to listen to FM, digital DVB or DVB-s radio.

Our WinTV-HVR-950-Stick is a pocket sized external receiver for our North American markets which allows for the viewing of ATSC high definition TV and NTSC cable TV on a PC or laptop. The product also allows recording of digital and analog programs to a hard drive in high quality MPEG-2 format. The product’s pocket size and UPC plug in capability is good for use in laptops while traveling.

Our WinTV-NOVA-S is a low cost DVB-S receiver for our European markets which allows for the viewing of satellite based digital programming on a PC. The product also allows for the recording and playback of digital TV using the MPEG 2 formant and the listening to digital radio.

Other Non TV receiver products

(i) Media MVP™

Our MediaMVP™ is a Linux-based digital media device, and is one of a new class of PC products which link TV sets and PCs. Media, such as music, digital pictures, and digital videos, are transmitted from the PC, where they are stored, to the MediaMVP™, where they are converted from a digital format into an analog format, enabling playback on a TV connected to the MediaMVP™. MediaMVP™ was introduced to the market in fiscal 2003, and the first shipments to customers were made at the start of our 2004 fiscal year.

Our MediaMVP™ enables a user to watch and listen to PC-based videos, music and pictures on a TV set through a home network. The MediaMVP™ connects to TV sets or home theater systems and, via an Ethernet network, plays back MP3 music, MPEG-1 and MPEG-2 videos, JPEG and GIF digital pictures that have been recorded and stored on a PC. The MediaMVP™ decodes this media and then outputs video through composite and S-Video connections for the best video quality on TV sets, and audio through stereo audio output connectors to TV sets or home theater systems.

Our MediaMVP™ also provides an on-TV-screen display of media directory listings. It receives commands from the supplied remote control, and sends these commands to the PC server. The TV menus are created on the PC server, sent over the Ethernet LAN and displayed by the MediaMVP™’s browser. The MediaMVP™’s remote control allows a user to pause, fast forward and rewind through videos, plus pause music and picture shows. A user can adjust the audio volume from MediaMVP™’s remote control, avoiding the need to use the TV’s remote control.

During fiscal 2006, we began shipping a wireless version of the MediaMVP™.

(ii) Video Capture Products

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

(iii) Software Recording Products

Our “Wing” software enables the user to record TV shows on a personal computer for playback on the Sony Playstation Portable (PSP), Apple iPod and other portable video players. Wing can also convert existing TV recordings to the PSP and iPod formats. With the emergence and popularity of portable video players, our Wing product provides an easy solution for recording live TV shows for playback on these devices.

(iv) Digital Entertainment Center (“DEC”)

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

During fiscal 2006, the combination of changing market trends and the high cost of the product caused sales to decline for this product family. We are currently evaluating the long term potential for this product.

TECHNOLOGY

Analog TV Technology

We have developed four generations of products which convert analog video into digital video since our first such product was introduced in 1991.

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

Digital TV Technology

Our WinTV®-D board, developed during the 1999 fiscal year and delivered to the market in the beginning of fiscal 2000, was the first digital TV receiver for the U.S. market which allowed PCs to receive, display and record digital TV signals, in addition to watching conventional analog TV. The software to control the digital TV reception is based on our WinTV®-2000 software, which was developed during fiscal 1999. In fiscal 1999, we also introduced the WinTV®-DVB board for the European market. This board brings digital TV to PCs, and is based on the European Digital Video Broadcast standard. Both the WinTV®-D and the WinTV®-DVB have the ability to receive special data broadcasts which some broadcasters may send along with the digital TV signal, in addition to displaying digital TV in a resizable window. Data broadcasts on digital TV are transmitted at several million bits per second. Our proprietary software can decode and display some of these special data broadcasts. We may work on standardized reception and display software, if such broadcasts become standardized.

Over the last three fiscal years, the Company has further developed the digital TV reception capabilities of our digital family of products and currently has 11 products for DVB-T terrestrial, DVB-S/ DVB-S2 satellite and ATSC digital TV reception.

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

We developed a wireless version of MediaMVP™, which we began shipping to customers during fiscal 2006.

RESEARCH AND DEVELOPMENT

Our development efforts are focused on extending the range and features of the our existing products and developing additional externally attached TV products and additional high-definition digital TV products. We intend to develop more highly integrated versions of hardware products to further improve performance and price points, and new versions of software to add features, improve ease of use, and provide support for new operating systems.

As of September 30, 2006, we have two research and development (“R & D”) operations: one based in our Hauppauge, New York headquarters and one based in Taiwan, ROC. The New York and Taiwan R&D operation is aimed at extending the range and features of the WinTV-PVR products, developing additional externally attached TV products, additional high-definition digital TV products and portable digital players.

The technology underlying our products and certain other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business.

We maintain an ongoing R & D program. Our future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We continue to invest in R&D. We spent approximately $3,165,000, $2,494,000 and $2,021,000 for R & D expenses for the years ended September 30, 2006, 2005 and 2004, respectively. There can be no assurance that our future research and development will be successful or that we will be able to foresee, and respond to, advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete. See “Item 1A- Risk Factors.”

PRODUCTION AND SUPPLIERS

We design the hardware for most models of the WinTV, and MediaMVP products, and also write the operating software to be used in conjunction with many versions of the popular Microsoft Windows and Apple Macintosh operating systems, including Windows XP, Windows98, WindowsMe, WindowsNT, Windows MCE, Windows 2000 and Windows Vista. We subcontract the manufacturing and assembly of most of these products to independent third parties at facilities in various Asian countries. We monitor and test the quality of the completed products at any one of our facilities in the U.S. (Hauppauge, New York), Singapore, and Ireland before packaging the products and shipping them to our customers. We also buy finished products, such as the DEC, the WinTV-Nova-T digital stick and the HVR hybrid stick from other companies, add Hauppauge software and sell under our name or on a private label basis.

Certain component parts, such as TV tuners, video decoder chips and software compression chips, plus certain assembled products, such as the DEC and WinTV-DVB, that are essential to our business are available from a single source or limited sources. Other essential component parts that are generally available from multiple sources may be obtained by us from only a single source or limited sources because of pricing concerns. See “Item 1A-Risk Factors.”

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

If the supply of a key component, or a purchased assembled product, were to be delayed or curtailed, or in the event a key manufacturing vendor delays shipment of completed products to us or our contract manufacturer, our ability to ship products in desired quantities, and in a timely manner, will be adversely affected. Our business, operating results and financial condition will likely be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. We attempt to mitigate these potential risks by working closely with our key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels.

We have, from time to time, experienced significant price increases and limited availability of certain components. Similar occurrences in the future could have a material adverse effect on our business, operating results and financial condition.

During fiscal 2006, 2005 and 2004, other than for purchased assembled products like the DEC, the Nova-T digital stick, the HVR hybrid stick and WinTV-USB2, all manufacturing was performed by two unrelated contract manufacturers in Asia, which produce products for our domestic, Asian and European markets.

Product design specifications are provided to ensure proper assembly. Contract manufacturing is primarily done on a consignment basis, in which we provide all the significant component parts and we pay for assembly charges and for certain parts for each board produced. Some boards are purchased on a turnkey basis, in which all components and labor are provided by the manufacturer, and the manufacturing price includes parts and assembly costs. We monitor the quality of the finished product produced by our contract manufacturers. As of September 30, 2006, we have qualified five contract manufacturers who are capable of producing our products to our standards, but only utilize two out of the five contract manufacturers. If demand were to increase dramatically, we believe additional production could be absorbed by these and the other qualified contract manufacturers.

For fiscal 2006, 2005 and 2004, we did not engage any contract manufacturers in Europe.

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

CUSTOMERS AND MARKETS

We primarily market our products to the personal computer market, including both Microsoft Windows and Apple Macintosh based systems. To reach this market, we sell to a network of computer retailers in the U.S., Europe and Asia and through computer products distributors and manufacturers. To attract new users to our products, from time to time we run special promotions and participate in cooperative advertising with computer retailers. We actively participate in trade shows to educate and train key computer retail marketing personnel. Most of our sales and marketing budget is aimed at the consumer market.

Apart from the typical home user, we also target business users. One example of a business application is in the securities brokerage industry where our product is primarily used to display financial TV shows in a window on a broker’s PC screen while the PC continues to receive financial information. We have sold our WinTV® products on an direct corporate sales basis to two large financial services information providers for incorporation into their workstations, and several independent financial institutions. This market segment is typically project-based.

We also offer our products to PC manufacturers that either embed a WinTV® product in a PC that they sell, or sell the WinTV® as an accessory to the PC.

Sales Channels for Company Products

We sell primarily into the personal computer channel, which consist of retailers, manufacturers, distributors and direct corporate sales. We have no exclusive distributors and retailers. For fiscal 2006 and fiscal 2005, we had no single customer which accounted for more than 10% of our net sales. For fiscal 2004, we had one customer (Ingram Micro Macrotron) which accounted for about 12% of our net sales.

Marketing and Sales

We market our products both domestically and internationally through our sales offices in the U.S. (New York and California), Germany, the United Kingdom, France, Taiwan and Singapore, plus through independent sales representative offices in the Netherlands, Spain, Scandinavia, Poland and Italy. For the fiscal years ended

September 30, 2006, 2005 and 2004, approximately 46%, 46% and 34% of our net sales were made within the U.S., respectively, while approximately 54%, 54% and 66% were made outside the United States, respectively.

More information on our geographic segments can be obtained from “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to the “Consolidated Financial Statements” which comprise part of this Annual Report on Form 10-K.

From time to time we advertise our products in a number of PC magazines. We also participate in retailers’ market promotion programs, such as store circulars and promotions and retail store displays. These in-store promotional programs, magazine advertisements, plus a public relations program aimed at editors of key PC computer magazines and an active website on the internet, are the principal means of getting our product introduced to end users. Our sales in computer retail stores are closely related to the effectiveness of these programs, along with the technical capabilities of the products. We also list our products in catalogs of various mail order companies and attend trade shows.

We currently have twelve sales people located in Europe, 3 sales people in the Far East and 3 sales people in the U.S., located in New York and California. In addition to our sales people we also utilize the services of 7 manufacturer representatives in the United States and 6 manufacturer representatives in Europe.

See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to a discussion on the impact seasonality has on our sales.

FOREIGN CURRENCY FLUCTUATIONS

For each of the past three fiscal years, at least 50 % of the Company’s sales were generated by our European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since the Company predominantly deals with North American and Asian suppliers and contract manufacturers, approximately 90% of the Company’s inventory required to support our European sales are purchased and paid in U.S. Dollars.

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

As of September 30, 2006, we had foreign currency contracts outstanding of approximately $2,179,000 against the delivery of the Euro. These contracts expire from October 2006 through November 30 2006. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. We recorded a deferred loss of $114,448 for the twelve months ended September 30, 2006. As of September 30, 2006, a deferred gain of $21,970, reflecting the cumulative mark to market gains of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to the impact of foreign currency exchange fluctuations.

COMPETITION

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. We compete against companies such as ATI Technologies Inc. and Avid Technologies. Our MediaMVP™ and DEC products compete in the consumer electronics market, where competition comes from Sony Corp., Toshiba Corporation, Cisco Systems Inc. and others.

We believe that competition from new entrants into our market will increase as the market for digital video in a PC expands. There can be no assurance that we will not experience increased competition in the future. Such increased competition may have a material adverse affect on our ability to successfully market our products. Competition is expected to remain intense and, as a result, we may lose some of our market share to our competitors. Further, we believe that the market for our products will continue to be price competitive and thus we could continue to experience lower selling prices, lower gross profit margins and reduced profitability levels for such products than in the past.

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

PATENTS, COPYRIGHTS AND TRADEMARKS

With the proliferation of new products and rapidly changing technology, there is a significant volume of patents and other intellectual property rights held by third parties with regard to our market. There are a number of companies that hold patents for various aspects of the technologies incorporated in some of the PC and TV industries’ standards. Given the nature of our products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted by third parties against us. We expect that parties seeking to gain competitive advantages will increase their efforts to enforce any patent or intellectual property rights that they may have. The holders of patents from which we may have not obtained licenses may take the position that it is required to obtain a license from them.

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

The trade marks “Hauppauge®”, “SoftPVR®”, “HardPVR®” , “MediaMVP®” and , “WinTV®”, have been registered with the United States Patent and Trademark Office.

See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

EMPLOYEES

As of September 30, 2006, we employed 141 people domestically and internationally, including our executive officers, all of which are employed on a full-time basis, and none of which are represented by a union.

CORPORATE STRUCTURE

Hauppauge Digital Inc. was incorporated in the state of Delaware on August 2, 1994. Listed below is a chart depicting our corporate structure.

Corporate Organization Chart

Hauppauge Digital Inc. was incorporated in Delaware and is the parent holding Company. Our subsidiaries function as follows:

Hauppauge Computer Works, Inc., incorporated in New York, is our United States operating company. It has locations in Hauppauge, New York and Danville, California. The Hauppauge, New York location functions as our Company headquarters and houses the executive offices and is responsible for some or all of our following functions:

•	Sales

•	Technical Support

•	Research and Development

•	Warehousing and shipping

•	Finance and Administrative

•	Inventory planning and forecasting

Hauppauge Computer Works, Inc. is in turn the holding company of a foreign sales corporation, Hauppauge Computer Works, Ltd (incorporated in the U.S. Virgin Islands).

HCW Distributing Corp., incorporated in New York, is an inactive company

Hauppauge Digital Taiwan was incorporated during fiscal 2004 in Taiwan, ROC and is responsible for some or all of our following functions:

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

The subsidiaries above function as sales and commission agents, and are primarily responsible for some or all of our following functions:

•	Directing and overseeing European sales, marketing and promotional efforts

•	Procuring sales and servicing customers

•	Sales administration

•	Technical support

•	Product and material procurement support

•	Contract manufacturer and production support

In addition to Hauppauge Digital Europe S.à.r.l’s wholly owned subsidiaries, Hauppauge Digital Europe S.à.r.l’ also has a branch office in Blanchardstown, Ireland, which functions as our European distribution center and is responsible for some or all of our following functions:

•	Warehousing of product

•	Shipment of product

•	Repair center

•	European logistics center

Our executive offices are located at 91 Cabot Court, Hauppauge, New York 11788, and our telephone number at that address is (631) 434-1600. Our internet address is http://www.hauppauge.com.

ITEM 1A. RISK FACTORS

Because of the following factors, as well as other variables affecting operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends for future periods.

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

could each have a material adverse effect on our business, operating results and financial condition if we are unable to address any of the factors listed above.

We rely upon sales of a small number of product lines, and the failure of any one product line to be successful in the market could substantially reduce our sales.

We currently rely upon sales from our existing product lines of internal and external products to generate a majority of our sales. While we continue to develop additional products within these and other product lines, there can be no assurance that we will be successful in doing so. Consequently, if the existing or future products are not successful, sales could decline substantially, which would have a material adverse effect on our business, operating results and financial condition.

We rely heavily on the success of dealers and PC manufacturers to market, sell and distribute our products. If these channels are not effective in distributing our products, our sales could be reduced.

These resellers and manufacturers may not effectively promote or market our products or they may experience financial difficulties and even close operations. Our sales channels are not contractually obligated to sell our products, and they typically sell on an “as needed” basis. Therefore, they may, at any time:

•	refuse to promote our products

•	discontinue the use of our products in favor of a competitor’s product

Also, with a distribution channel standing between us and the actual end user, we may not be able to accurately gauge current demand and anticipate future demand for our products. For example, dealers and manufacturers may place large initial orders for a new product just to keep their stores and products stocked with the newest TV receivers and not because there is a significant demand for them.

We operate in a highly competitive market, and many of our competitors have much greater resources, which may make it difficult for us to remain competitive.

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. We compete against companies such as ATI Technologies Inc. and Avid Technologies. Our MediaMVP™ and DEC products compete in the consumer electronics market, where competition comes from Sony Corp., Toshiba Corporation, Cisco Systems Inc. and others.

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

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business, operating results and financial condition. We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We expended approximately $3,165,000, $2,494,000 and $2,021,000 for research and development expenses for the years ended September 30, 2006, 2005 and 2004, respectively. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.

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

We are dependent upon foreign markets for sales of our products, primarily the European market, and adverse changes in these markets could reduce our sales.

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

We are heavily dependent upon foreign manufacturing facilities for our products, primarily facilities in Asia, which exposes us to additional risks.

The majority of our products are built at contract manufacturing facilities in Asia. Our ability to successfully build products at overseas locations will depend on several factors, including:

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

For each of the past three fiscal years, at least 50 % of the Company’s sales were generated by our European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since the Company predominantly deals with North American and Asian suppliers and contract manufacturers, approximately 90% of the Company’s inventory required to support our European sales are purchased and paid in U.S. Dollars.

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

See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to the impact of foreign currency exchange fluctuations.

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

We may experience declining margins.

For several years the Company has experienced declining gross margins due to the following factors, among others:

•	larger sales mix of lower margin products

•	changes in foreign currency exchange rates

•	allowances for excess inventory

•	increases in costs charged by contract manufacturers

•	increases in duty and tariff rates

•	increases in shipping costs

•	lower average selling prices

•	increases in material acquisition costs and

•	different gross margins for like products in different markets

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

During fiscal 2006, we subcontracted the manufacturing and assembly of our products to two independent third parties at facilities in various Asian countries.

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

If the supply of a key component or assembled product, such as the HVR-900 and Nova-T-Stick were to be delayed or curtailed or in the event a key manufacturing or sole vendor delays shipment of such components or completed products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. Our business, operating results and financial condition could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. We attempt to mitigate these potential risks by working closely with our key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. We are also seeking out alternative sources for assembled products, making us less dependent on a single or limited source.

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

Our net sales can be affected by changes in the quantity of products that our distributor and PC manufacturer customers maintain in their inventories. We may be directly and rapidly affected by changes in the market, including the impact of any slowdown or rapid increase in end user demand. Despite efforts to reduce distribution channel inventory exposure, distribution partners and PC manufacturer customers may still choose to alter their inventory levels, which could cause a reduction in our net sales; this could have a material adverse effect on our business, operating results and financial condition.

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

If any such opportunity involves the acquisition of a business, we cannot be certain that:

•	we will successfully integrate the operations of the acquired business with our own

•	all the benefits expected from such integration will be realized

•	management’s attention will not be diverted or divided, to the detriment of current operations

•	amortization of acquired intangible assets will not have a negative effect on operating results or other aspects of our business

•	delays or unexpected costs related to the acquisition will not have a detrimental effect on our business, operating results and financial condition

•	customer dissatisfaction with, or performance problems at, an acquired company will not have an adverse effect on our reputation

•	respective operations, management and personnel will be compatible

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

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 54%, 54% and 66% of sales for the years ended September 30, 2006, 2005 and 2004 respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period. Accordingly, any sales or net income in any particular period may be lower than the sales and net income in a preceding or comparable period. Period-to-period comparisons of our results of operations may not be meaningful, and should not be relied upon as indications of our future performance. In addition, our operating results may be below the expectations of securities analysts and investors in future periods. Failure to meet such expectations, should such an event occur, will likely cause our share price to decline.

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

On July 19, 2001, the Board of Directors declared a dividend distribution of one Right for each outstanding share of our Common Stock to stockholders of record at the close of business on August 5, 2001. Each Right entitles the registered holder to purchase from us one Common Share at a purchase price of $11.00 per share, subject to adjustment and terms set out in the Rights Agreement between us and Continental Stock Transfer & Trust Company, as Rights Agent. The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire us in a manner which causes the Rights to become discount Rights unless the offer is conditional on a substantial number of Rights being acquired. Accordingly, any premium over market price that an acquirer might otherwise pay may be reduced.

No dividends and none anticipated.

We have never paid any cash dividends on our common stock and do not contemplate or anticipate paying any cash dividends on our Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the business.

Forward looking statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. DESCRIPTION OF PROPERTY

The Company occupies a facility located at 91 Cabot Court, Hauppauge, New York and uses it for executive offices and for the testing, storage and shipping of our products. In February 1990, Hauppauge Computer Works, Inc., (“HCW”), entered into a lease for the premises (the “1990 Lease”), with Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, our Chairman of the Board, President, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing and the holder of approximately 8.1% of our shares of Common Stock as of the filing date of this Form 10-K, Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 5.8% of our shares of Common Stock the filing date of this Form 10-K, and Laura Aupperle, believed by us to be the holder of approximately 9.5% of our shares of Common Stock, including shares of Common Stock attributed to the Estate of Kenneth R. Aupperle, as of the filing date of this Form 10-K. Ladokk Realty Co., LLC is the successor to Ladokk Realty Co. (“Ladokk”) As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly, and subject to 5% annual increases effective February 1st of each year. The Company was also obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease. Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by us.

On February 17, 2004, HCW and Ladokk terminated the 1990 Lease and HCW entered into a new lease agreement with Ladokk (the “2004 Lease”). The 2004 Lease term was for five years and terminated on February 16, 2009. The annual rent under the 2004 Lease was $360,000, payable monthly. The Company was also obligated to pay real estate taxes and operating costs of maintaining the premises subject to such lease. Concurrently with the new lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require us to sign a guarantee. Accordingly, we no longer guarantee the landlord’s mortgages.

On October 17, 2006, HCW executed an amendment to the 2004 Lease with Ladokk for the premises (the “Lease Amendment”). The Lease Amendment commenced as of September 1, 2006 and ends on August 31, 2011. The base rent under the Lease Amendment for the first year of the term is $300,000, payable monthly in the amount of $25,000. Rent is subject to an annual increase of 3% over the term. The execution of the Lease Amendment was approved by the Company’s Board of Directors, following the recommendation of the Company’s Audit Committee.

The Lease Amendment provides for the payment of rent arrearages in the aggregate amount of $168,667 (the “Arrearage”) to be paid in the amount of $5,000 per month tendered with rent until the Arrearage is paid in full. Subject to the terms and conditions of the 2004 Lease, HCW is obligated to pay for utilities, repairs to the Premises, and taxes during the term.

The Lease Amendment provides that HCW has the option to renew the current lease term for an additional 5 year term after the expiration of the current lease term upon written notice given to Ladokk between six and twelve months prior to expiration of the current lease. Rent due during the first year of the renewal term is to be equal to the market rate at the end of the current lease, but not less than rent paid during the last year of the current lease, and is subject to rent increases for the second through fifth years of the renewal term by CPI plus 1% per annum. See “Item 13-Certain Relationships and Related Transactions”.

HCW occupies a shared office facility at the Danville Business Center in Danville, California. We use the

California office as our western region sales office and for marketing our Eskape™ Labs product line. The lease expires on May 31, 2007 and requires us to pay an annual rent, which includes telecommunications services, of approximately $11,500.

Our German subsidiary, Hauppauge Computer Works GmbH, occupies approximately 6,000 square feet in Mönchengladbach, Germany. It is used as our European sales office and customer support center. It also has a product demonstration room and a storage facility. Hauppauge Computer Works GmbH pays an annual rent of approximately $52,000 for this facility pursuant to a rental agreement, which expires on October 31, 2007.

Our Singapore subsidiary, Hauppauge Digital Asia Pte. Ltd., occupies approximately 5,400 square feet in Singapore, which it uses as a sales and administration office and for the testing, storage and shipping of our products. The lease expires on November 30, 2008 and calls for an annual rent of approximately $61,000. The rent includes an allocation for common area maintenance charges.

On May 1, 2001, Hauppauge Digital S.à.r.l. commenced a lease of a 15,642 square foot building in Blanchardstown, Dublin, Ireland. The facility houses our European warehousing and distribution center. The lease, which is for the standard twenty-five year term in Ireland with the right to terminate on the fifth and tenth year of the lease, calls for an annual rent of approximately $147,200. The rent includes an allocation for common area maintenance charges.

ITEM 3. LEGAL PROCEEDINGS

The Company is presently party to no pending material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The principal market on which our Common Stock is traded is the over-the- counter market. The Common Stock is quoted on the NASDAQ Global Market and its symbol is HAUP. The table below sets forth the high and low bid prices of our Common Stock as furnished by NASDAQ for the periods indicated. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

Fiscal Year Ended September 30, 2006	High	Low

First Quarter	6.53	3.12
Second Quarter	5.69	3.61
Third Quarter	4.35	3.61
Fourth Quarter	5.50	3.66

Fiscal Year Ended September 30, 2005	High	Low

First Quarter	6.19	3.37
Second Quarter	6.24	3.96
Third Quarter	4.32	3.45
Fourth Quarter	4.22	3.34

(b)

We have been advised by our transfer agent, Continental Stock Transfer & Trust Company that the approximate number of holders of record of our Common Stock as of September 6, 2006 was 229. We believe there are in excess of 5,100 beneficial holders of our Common Stock.

(c)

No cash dividends have been paid during the past two fiscal years. We have no present intention of paying any cash dividends in our foreseeable future and intend to use our net income, if any, in our operations.

There were no repurchases of our common stock during fiscal 2006.

The information required by this Item regarding equity compensation plans is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data with respect to our financial position and our results of operations for each of the five years in the period ended September 30, 2006 set forth below has been derived from our audited consolidated financial statements. The selected financial information presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	(1)2006	2005	2004	2003	2002

Consolidated Statement of Operations Data	(in thousands, except for per share amounts)

Net Sales	$97,662	$78,458	$65,339	$50,956	$42,797
Cost of sales	77,817	60,599	48,045	38,715	31,661

Gross Profit	19,845	17,859	17,294	12,241	11,136

Selling, general and administrative expenses	14,116	13,903	12,320	10, 818	9,069
Research & development expenses	3,165	2,494	2,021	1,902	1,592
Legal expenses related to arbitration and litigation proceedings	—	—	354	78	—
Arbitration proceeding	—	—	206	—	—
Litigation proceeding	—	—	427	—	—

Income (loss) from operations	2,564	1,462	1,966	(557)	475

Other Income (Expense):
Interest income	28	13	7	16	35
Foreign currency	7	61	2	34	(93)

Income (loss) before taxes	2,599	1,536	1,975	(507)	417
Income tax provision	190	149	150	307	69

Net income (loss)	$2,409	$1,387	$1,825	$(814)	$348

Net income (loss) per share:
Basic	$0.25	$0.15	$0.20	$(0.09)	$0.04
Diluted	$0.24	$0.14	$0.19	$(0.09)	$0.04

Weighted average shares outstanding:
Basic	9,593	9,431	8,999	8,867	8,887
Diluted	10,019	9,988	9,668	8,867	9,002
Consolidated Balance Sheet Data (at period end):
Working capital	$17,084	$15,335	$13,760	$10,860	$11,266
Total assets	36,650	32,116	32,071	21,650	19,846
Stockholders’ equity	17,780	15,941	14,327	11,468	11,967

(1) Fiscal 2006 contains $356K in stock compensation expense pursuant to the Company’s October 1, 2005 adoption of SFAS No. 123R Share Based Payments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations
Twelve months ended September 30, 2006 compared to September 30, 2005.

Results of operations for the twelve months ended September 30, 2006 compared to September 30, 2005 are as follows:

	Twelve Months Ended 9/30/06	Twelve Months Ended 9/30/05	Variance $	Percentage of sales

				2006	2005	Variance

Net Sales	$97,662,326	$78,457,785	$19,204,541	100.00%	100.00%	—
Cost of sales	77,817,275	60,599,066	17,218,209	79.68%	77.24%	2.44%

Gross Profit	19,845,051	17,858,719	1,986,332	20.32%	22.76%	-2.44%
Gross Profit%	20.32%	22.76%	-2.44%
Expenses:
Sales & Marketing	9,565,730	9,907,606	(341,876)	9.79%	12.63%	-2.84%
Technical Support	556,865	516,533	40,332	0.57%	0.66%	-0.09%
General & Administrative	3,730,031	3,479,278	250,753	3.82%	4.44%	-0.62%
SG&A stock compensation expense	263,363	—	263,363	0.27%	0.00%	0.27%

Total Selling, General and Administrative expense	14,115,989	13,903,417	212,572	14.45%	17.73%	-3.28%
Research & Development	3,072,001	2,493,710	578,291	3.15%	3.18%	-0.03%
R & D stock compensation expense	92,923	—	92,923	0.10%	0.00%	0.10%

Total expenses	17,280,913	16,397,127	883,786	17.70%	20.91%	-3.21%

Net operating income	2,564,138	1,461,592	1,102,546	2.62%	1.85%	0.77%

Other income :
Interest income	28,422	13,684	14,738	0.03%	0.02%	0.01%
Foreign currency	7,292	60,833	(53,541)	0.01%	0.08%	-0.07%

Total other income	35,714	74,517	(38,803)	0.04%	0.10%	-0.06%

Income before taxes on income	2,599,852	1,536,109	1,063,743	2.66%	1.95%	0.71%
Taxes on income	190,240	149,356	40,884	0.19%	0.19%	0.00%

Net income	$2,409,612	$1,386,753	$1,022,859	2.47%	1.76%	0.71%

Net sales for the twelve months ended September 30, 2006 increased $19,204,541 compared to the twelve months ended September 30, 2005 as shown on the table below.

	Twelve Months ended 9/30/06	Twelve Months ended 9/30/05	Increase (decrease) Dollar Variance	Increase (decrease) Variance %
					Percentage of sales by Geographic region
Location					2006	2005

Domestic	45,231,986	$36,508,354	$8,723,632	24%	46%	46%
Europe	49,803,392	39,928,765	9,874,627	25%	51%	51%
Asia	2,626,948	2,020,666	606,282	30%	3%	3%

Total	$97,662,326	$78,457,785	$19,204,541	24%	100%	100%

Net sales to domestic customers were 46% of net sales for the fiscal years ended September 30 2006 and 2005. Net sales to European customers were 51% of net sales for the fiscal years ended September 30, 2006 and 2005, respectively. Net sales to Asian customers were 3% of net sales for the fiscal years ended September

30, 2006 and 2005, respectively. We experienced an increase in unit sales of about 54% while the dynamics of new production and changes in sales mix lowered the average sales price by about 19%.

Seasonal nature of sales

As the chart above indicates, there is a seasonal pattern to our quarterly sales. Listed below are the primary causes of our seasonal sales:

•

Our product is sold through retail outlets or to manufacturers who include our product in their computer system. Spurred on by the holiday spending, our sales during our first fiscal quarter, which encompasses the holiday season, have historically been either the highest or the second highest of our fiscal year.

•

Post holiday sales, mid year school computer purchases, gift certificates, holiday cash gifts and disposable income generated from year end bonuses fuel the sales of our second quarter and have historically resulted in sales for our second quarter being either the highest or second highest of our fiscal year.

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

Gross profit

Gross profit increased $1,986,332 for the twelve months ended September 30, 2006 compared to the twelve months ended September 30, 2005.

The increases and (decreases) in the gross profit are detailed below:

Increase
(decrease)

Due to increased sales	$5,938,681
Lower gross profit on sales mix	(2,559,581)
Production and production related costs	(1,392,768)

Total increase in gross profit	$1,986,332

Gross profit percentage for the twelve months ended September 30, 2006 was 20.32% compared to 22.76% for the twelve months ended September 30, 2005, a decrease of 2.44%.

The increases and (decreases) in the gross profit percent are detailed below:

Increase
(decrease)

Lower gross profit on sales mix	(2.62)%
Production and production related costs	0.18%

Net decrease in gross profit percent	(2.44)%

The decrease in the gross profit percent of 2.44 % for the twelve months ended September 30, 2006 compared to the twelve months ended September 30, 2005 was primarily due to:

•	A higher percentage of lower gross profit margin products contributed to a 2.62% decrease in gross profit

•

Production and shipping costs declined as a percentage of sales which contributed to a 0.18% increase in gross profit percent. The increase in net sales was about 24% while the increase in production costs was about 22%

Volatility of gross profit percentage:

The chart above details the quarterly fluctuations in gross profit percent. Over the last eight quarters ending with the fourth quarter of fiscal 2006, the gross profit percent has ranged from a low of 19.42% to a high of 23.67%.

Factors affecting the volatility of our gross profit percentages are:

•

Mix of product. Gross profit percentages vary within our retail family of products as well as for products sold to manufacturers. Varying sales mix of these different product lines affect the quarterly gross profit percentage

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

•	Sales volume. As unit sales volume increases, we have more leverage in negotiating volume price decreases with our component suppliers and our contract manufacturers.

•	Cost reductions. We evaluate the pricing we receive from our suppliers and our contract manufacturers and we often seek to achieve component part and contract manufacturer cost reductions.

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

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative costs.

	Twelve months ended September 30,

	Dollar Costs			Percentage of Sales

	2006	2005	Increase (Decrease)	2006	2005	Increase (decrease)

Sales and Marketing	$9,565,730	$9,907,606	$(341,876)	9.79%	12.63%	-2.84%
Technical Support	556,865	516,533	40,332	0.57%	0.66%	-0.09%
General and Administrative	3,730,031	3,479,278	250,753	3.82%	4.44%	-0.62%
SG&A stock compensation expense	263,363	—	263,363	0.27%	0.00%	0.27%

Total	14,115,989	13,903,417	212,572	14.45%	17.73%	-3.28%

Selling, general and administrative expenses increased $212,572 from the prior year. As a percentage of sales, Selling, general and administrative expenses decreased by 3.28% when compared to the twelve months ended September 30, 2005. The decrease in sales and marketing expense of $341,876 was mainly due to lower advertising and promotional expenses. The increase in technical support expenses of $40,332 was primarily due to compensation related costs. The increase in general and administrative expenses of $250,753 was primarily due to compensation increases for additional managerial and support staff and incentive related expenses. Reflected in selling, general and administrative expenses for the twelve months ended September 30, 2006 was $263,363 in stock compensation expenses related to the issuance of stock options as the Company adopted SFAS 123R on October 1, 2005.

Research and development expenses

Research and development expenses increased $578,291. The increase was mainly due to the hiring of additional engineering management and staff personnel and increased program development costs due to higher volume of new product and product enhancement programs. Reflected in research and development expenses for the twelve months ended September 30, 2006 was $92,923 in stock compensation expenses related to the issuance of stock options not included in selling, general and administrative expenses.

Selling general and administrative expenses as a percentage of sales

The chart above details the quarterly fluctuations for technical support, general and administrative, sales and marketing and total selling, general and administrative expenses. Due to the a preponderance of fixed costs coupled with the seasonal nature of our business, selling general and administrative expenses are sensitive to the seasonal sales fluctuations. Over the last eight quarters ending with the fourth quarter of fiscal 2006, the pattern of selling general and administrative expenses as a percent of sales is as follows:

•

Selling, general and administrative expenses as a percent of sales have been the lowest during our first quarter and second quarters, due to our first and second quarters yielding the highest quarterly sales levels of our fiscal year.

•

Selling, general and administrative expenses for the third and fourth quarters are the highest as a percent of sales, reflecting the seasonal trend in which our third and fourth quarters yield the lowest quarterly sales of our fiscal year.

•

Selling, general and administrative expenses as a percent of sales for the twelve months ended September 30, 2006 declined to its lowest level of the two years, the result of sales percentage increases growing in excess of percentage increases in selling, general and administrative expenses.

We expect the historical seasonal nature of our business to continue for the near future. Due to this, we expect selling, general and administrative expenses as a percentage of sales to reflect a trend that is similar to the historical trends we have experienced over the prior two fiscal years.

Other income

Other income for the twelve months ended September 30, 2006 was $35,714 compared to other income of $74,517 for the twelve months ended September 30, 2005 as detailed below:

	Twelve months ended September 30,
	2006	2005

Interest income	$28,422	$13,684
Foreign currency transaction gains	7,292	60,833

Total other income	$35,714	$74,517

Accumulated other comprehensive income (loss)

As of September 30, 2006, appearing in the equity section under “ Accumulated other comprehensive income (loss)” was a loss of $509,319, which consisted of a deferred translation loss of $531,289 and a deferred gain of $21,970 due to the mark to market differences between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

Accumulated other comprehensive income (loss) consists of two components: translation gains and losses and FAS 133 mark to market gains and losses on our open foreign exchange contracts. The table below details the gains and losses that make up the accumulated other comprehensive loss of $509,319 recorded on our balance sheet as of September 30, 2006:

Accumulated Other Comprehensive Income (Loss) Fiscal 2006 activity	Balance as of	Oct 05 to Sept 06	Balance as of
	Sept 30, 2005	(losses)	Sept 30, 2006

Translation gains and losses	$546,352	$(1,077,641)	$(531,289)
FAS 133 mark to market adjustment	136,418	(114,448)	21,970

	$682,770	$(1,192,089)	$(509,319)

Tax provision

Our net tax provision for the year ended September 30, 2006 and 2005 is as follows:

	Twelve months ended September 30,

	2006	2005

AMT Tax attributable to U.S operations	$60,000	$20,000
Tax expense European operations	110,240	109,356
State taxes	20,000	20,000

Net tax provision	$190,240	$149,356

The deferred tax assets and the offsetting tax valuation allowance is attributable to the Company’s domestic operations. For three out of the last five fiscal years, the Company’s domestic operation incurred tax losses. Fiscal 2005 was the first year out of the last five years in which the Company’s domestic operations had pre tax income. As of September 30, 2006, we evaluated the future realization of our deferred tax assets and the corresponding valuation allowance. The Company took into consideration:

•	the tax losses incurred by our domestic operations in three out of the last five years

•	the seasonal nature and cyclical nature of the business, which makes it difficult to predict the future realization of the deferred tax asset

•	the dynamic market and technological changes that occur in our industry

After evaluating the circumstances listed above, it was the Company’s opinion that as of September 30, 2006, the valuation allowance was still applicable.

As a result of all of the above items mentioned in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, we had net income of $2,409,612 for the twelve months ended September 30, 2006, which resulted in basic net income per share of $0.25 and diluted net income per share of $0.24 on weighted average basic and diluted shares of 9,593,050 and 10,019,514, respectively, compared to net income of $1,386,753 for the twelve months ended September 30, 2005, which resulted in basic net income per share of $0.15 and diluted net income per share of $0.14 on weighted average basic and diluted shares of 9,431,695 and 9,988,646, respectively.

Options to purchase 193,856, 48,453 and 123,701 shares of Common Stock at prices ranging $4.13 to $ 8.75, $4.40 to $8.75 and 5.25 to $10.06, respectively, were outstanding as of September 30, 2006, 2005 and 2004, but were not included in the computation of diluted net income per share of Common Stock because they were anti-dilutive.

Results of operations

Twelve months ended September 30, 2005 compared to September 30, 2004.

Results of operations for the twelve months ended September 30, 2005 compared to September 30, 2004 are as follows:

	Twelve Months Ended 9/30/05	Twelve Months Ended 9/30/04
			Variance $
				Percentage of sales
				2005	2004	Variance

Net Sales	$78,457,785	$65,339,583	$13,118,202	100.00%	100.00%	0
Cost of sales	60,599,066	48,045,365	12,553,701	77.24%	73.53%	3.71%

Gross Profit	17,858,719	17,294,218	564,501	22.76%	26.47%	-3.71%
Gross Profit %	22.76%	26.47%	-3.71%
Expenses:
Sales & Marketing	9,907,606	8,383,807	1,523,799	12.63%	12.83%	-0.20%
Technical Support	516,533	463,412	53,121	0.66%	0.71%	-0.05%
Legal expenses related to litigation & arbitration proceedings	—	354,050	(354,050)	0.00%	0.54%	-0.54%
General & Administrative	3,479,278	3,472,586	6,692	4.44%	5.32%	-0.88%
Arbitration proceeding	—	206,250	(206,250)	0.00%	0.32%	-0.32%
Litigation proceeding	—	427,000	(427,000)	0.00%	0.65%	-0.65%

Total Selling, General and Administrative costs	13,903,417	13,307,105	596,312	17.73%	20.37%	-2.64%
Research & Development	2,493,710	2,020,824	472,886	3.18%	3.09%	0.09%

Total expenses	16,397,127	15,327,929	1,069,198	20.91%	23.46%	-2.55%

Net operating income	1,461,592	1,966,289	(504,697)	1.85%	3.01%	-1.16%

Other income:
Interest income	13,684	6,054	7,630	0.02%	0.01%	0.01%
Foreign currency	60,833	2,302	58,531	0.08%	0.00%	0.08%

Total other income	74,517	8,356	66,161	0.10%	0.01%	0.09%

Income before taxes on income	1,536,109	1,974,645	(438,536)	1.95%	3.02%	-1.07%
Taxes on income	149,356	149,497	(141)	0.19%	0.23%	-0.04%

Net income	$1,386,753	$1,825,148	$(438,395)	1.76%	2.79%	-1.03%

Net sales for the twelve months ended September 30, 2005 increased $13,118,202 compared to the twelve months ended September 30, 2004 as shown on the table below.

			Increase (decrease) Dollar Variance
	Twelve Months ended 9/30/05	Twelve Months ended 9/30/04
				Increase (decrease) Variance %	Percentage of sales by Geographic region
Location					2005	2004

Domestic	$36,508,354	$22,219,561	$14,288,793	64%	46%	34%
Europe	39,928,765	42,249,996	(2,321,231)	-5%	51%	65%
Asia	2,020,666	870,026	1,150,640	132%	3%	1%

Total	$78,457,785	$65,339,583	$13,118,202	20%	100%	100%

Net sales to domestic customers were 46% of net sales for the twelve months ended September 30, 2005 compared to 34% for the twelve months ended September 30, 2004. Net sales to European customers were 51% of net sales for the twelve months ending September 30, 2005 and 65% for the twelve months ended September 30 2004. Net Sales to Asian customers were 3% for the periods ending September 30, 2005 and 1% for the twelve months ended September 30, 2004. We experienced an increase in unit sales of about 33% while the dynamics of new production and changes in sales mix lowered the average sales price by about 10%.

Seasonal nature of sales

As the chart above indicates, there is a seasonal pattern to our quarterly sales. Listed below are the primary causes of our seasonal sales:

•

Our product is sold through retail outlets or to PC Manufacturers who include our product in their computer system. Spurred on by the holiday spending, our sales during our first fiscal quarter, which encompasses the holiday season, have historically been the highest of our fiscal year.

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

Gross profit

Gross profit increased $564,501 for the twelve months ended September 30, 2005 compared to the twelve months ended September 30, 2004.

The increases and (decreases) in the gross profit are detailed below:

Increase (decrease)

Due to increased sales	$4,514,903
Lower gross profit on sales mix	(2,741,138)
Production and production related costs	(1,209,264)

Total increase in gross profit	$564,501

Gross profit percentage for the twelve months ended September 30, 2005 was 22.76% compared to 26.47% for the twelve months ended September 30, 2004, a decrease of 3.71%.

The increases and (decreases) in the gross profit percent are detailed below:

Increase (decrease)

Lower gross profit on sales mix	(3.50)%
Due to increases in labor related and other costs	(0.21)%

Net decrease in gross profit percent	(3.71)%

The decrease in the gross profit percent of 3.71% was primarily due to:

•	A higher percentage of lower gross profit margin products contributed to a 3.50% decrease in gross profit

•

Production and shipping costs increased as a percentage of sales which contributed to a 0.21% decrease in gross profit. The increase in net sales was about 20% while the increase in production costs was about 23%.

Volatility of gross profit percent:

The chart above details the quarterly fluctuations in gross profit percent. Over the last eight quarters ending with the fourth quarter of fiscal 2005, the gross profit percent has ranged from a low of 21.71% to a high of 29.34%.

Factors affecting the volatility of our gross profit percent are:

•

Mix of product. Gross profit percentages vary within our retail family of products as well as for products sold to manufacturers. Varying sales mix of these different product lines affect the quarterly gross profit percentage

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

•	Sales volume. As unit sales volume increases, we have more leverage in negotiating volume price decreases with our component suppliers and our contract manufacturers.

•	Cost reductions. We evaluate the pricing we receive from our suppliers and our contract manufacturers and we often seek to achieve component part and contract manufacturer cost reductions.

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

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative costs, inclusive of legal expenses related to litigation and arbitration proceedings but excluding the arbitration and litigation proceeding settlements :

	Twelve months ended September 30,

	Dollar Costs			Percentage of Sales

	2005	2004	Increase (Decrease)	2005	2004	Increase (decrease)

Sales and Marketing	$9,907,606	$8,383,807	$1,523,799	12.63%	12.83%	-0.20%
Technical Support	516,533	463,412	53,121	0.66%	0.71%	-0.05%
Legal expenses related to litigation & arbitration proceedings	—	354,050	(354,050)	0.00%	0.54%	-0.54%
General and Administrative	3,479,278	3,472,586	6,692	4.44%	5.32%	-0.88%

Total	$13,903,417	$12,673,855	$1,229,562	17.73%	19.40%	-1.67%

Selling, general and administrative expenses, inclusive of legal expenses related to litigation and arbitration proceedings but excluding the arbitration and litigation proceeding settlements, increased $1,229,562 from the prior year. As a percentage of sales, Selling, general and administrative expenses decreased by 1.67% when compared to the twelve months ended September 30, 2004.

The increase in sales and marketing expense of $1,523,799 was mainly due to higher advertising and promotional expenses. The increase in technical support expenses of $53,121 was primarily due to compensation related costs. The increase in general and administrative expenses of $6,692 was primarily due to lower compensation costs offset by Sarbanes Oxley related fees.

          Selling general and administrative expenses changes as a percent of sales

The chart above details the quarterly fluctuations for technical support, general and administrative, sales and marketing and total selling, general and administrative expenses. Due to the a preponderance of fixed costs coupled with the seasonal nature of our business, over the last eight quarters ending with the fourth quarter of fiscal 2005, the pattern of selling general and administrative as a percent of sales is as follows:

•

Selling, general and administrative expenses as a percent of sales have been the lowest during our first quarter and second quarters, due to our first and second quarters yielding the highest quarterly sales levels of our fiscal year.

•

Selling, general and administrative expenses for the third and fourth quarters are the highest as a percent of sales, reflecting the seasonal trend in which our third and fourth quarters yield the lowest quarterly sales of our fiscal year.

•

Selling, general and administrative expenses as a percent of sales for the twelve months ended September 30, 2005 declined to its lowest level of the two years, the result of sales percentage increases growing in excess of percentage increases in selling, general and administrative expenses

We expect the historical seasonal nature of our business to continue for the near future. Due to this, we expect selling, general and administrative expenses as a percentage of sales to reflect a trend that is similar to the historical trends we have experienced over the prior two fiscal years.

Research and development expenses

Research and Development expenses increased $472,886. The increase was mainly due to the hiring of more Engineers and the full year impact of our Taiwan based Engineering department which was opened in March

2004 and increased program development expenses due to a larger volume of programs in progress during fiscal 2005.

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

Other income

Other income for the twelve months ended September 30, 2005 was $74,517 compared to other income of $8,356 for the twelve months ended September 30, 2004 as detailed below:

	Twelve months ended September 30,
	2005	2004

Interest income	$13,684	$6,054
Foreign currency transaction gains	60,833	2,302

Total other income	$74,517	$8,356

Accumulated other comprehensive income (loss)

As of September 30, 2005, appearing in the equity section under “ Accumulated other comprehensive income (loss)” was a gain of $682,770, which consisted of a deferred translation gain of $546,352 and a deferred gain of $136,418 due to the mark to market differences between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

Accumulated other comprehensive income (loss) consists of two components: translation gains and losses and

FAS 133 mark to market gains and losses on our open foreign exchange contracts. The table below details the gains and losses that make up the accumulated other comprehensive gain of $682,770 recorded on our balance sheet as of September 30, 2005:

	Balance As of Sep. 30, 2004	Oct. 04 to Sept 05 Gains (losses)	Balance As of Sept 30 2005

Translation adjustments	$1,074,910	$(528,558)	$546,352
Fas 133 mark to market adjustment	(99,399)	$235,817	136,418

	$975,511	$(292,741)	$682,770

Tax provision

Our net tax provision for the year ended September 30, 2005 and 2004 is as follows:

	Twelve months ended September 30,

	2005	2004

AMT Tax attributable to U.S operations	$20,000	—
Tax expense European operations	109,356	134,497
State taxes	20,000	15,000

Net tax provision	$149,356	$149,497

The deferred tax assets and the offsetting tax valuation allowance is attributable to the Company’s domestic operations. For four out of the last five fiscal years, the Company’s domestic operation incurred tax losses. Fiscal 2005 was the first year out of the last five years in which the Company’s domestic operations had pre tax income. As of September 30, 2005, we evaluated the future realization of our deferred tax assets and the corresponding valuation allowance. The Company took into consideration:

•	the tax losses incurred by our domestic operations in four out of the last five years

•	the seasonal nature and cyclical nature of the business, which makes it difficult to predict the future realization of the deferred tax asset

•	the dynamic market and technological changes that occur in our industry

After evaluating the circumstances listed above, it was the Company’s opinion that as of September 30, 2005, the valuation allowance was still applicable.

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

Results of Operations-Liquidity and Capital Resources

Our cash, working capital and stockholders’ equity position is disclosed below:

	As of September 30,
	2006	2005	2004

Cash	$9,020,941	$7,567,393	$8,661,589
Working Capital	17,084,175	15,334,855	13,760,121
Stockholders’ Equity	17,779,725	15,941,492	14,327,425

We had cash and cash equivalents as of September 30, 2006 of $9,020,941, an increase of $1,453,548 from September 30, 2005.

The increase was due to:

Sources of cash:
Net income adjusted for non cash items	$2,959,268
Increase accounts payable and accrued expenses	2,695,811
Proceeds from employee stock purchases	264,424
Decrease in prepaid expenses and other current assets	192,230
Less cash used for:
Increase in accounts receivable	(3,084,852)
Increase in inventories	(98,961)
Effect of exchange rates on cash	(1,192,089)
Capital equipment purchases	(282,283)

Net cash increase	$1,453,548

Net cash of $2,663,496 provided by operating activities was primarily due to net income adjusted for non cash items of $2,959,268, increases in accounts payable and accrued expenses of $2,695,811 and a decrease of $192,230 in prepaid expenses and other current assets. Offsetting these increases in cash were increases in accounts receivable of $3,084,852, due primarily to a 44% sales increase for the fourth quarter of fiscal 2006 over the fourth quarter of fiscal 2005, and increases in inventory of $98,961.

Cash of $282,283 was used to purchase fixed assets. Proceeds from stock purchased by employees through the purchase of options and through the employee stock purchase plan provided additional cash of $264,424 The effect of exchange rates used cash of $ 1,192,089.

On November 8, 1996, we approved a stock repurchase program. The program authorizes us to repurchase up to 850,000 shares of our own stock. We intend to use the repurchased shares for certain employee benefit programs. On December 17, 1997, the stock repurchase program was extended by a resolution of our Board of Directors. As of September 30, 2006, we held 607,547 treasury shares purchased for $1,757,951 at an average purchase price of approximately $2.89 per share.

Sources and (usage) of cash components

The chart below shows by quarter for the last three fiscal years our cash balances, sources of cash and (usage) of cash

The Company’s sources and (usage) of cash primarily comes from the items listed below :

•	Net income (loss) adjusted for non cash items

•	Changes in the levels of current assets and current liabilities, primarily accounts receivable, inventories and accounts payable

•	Employee purchases of stock options

•	Purchase of capital equipment

•	Purchase of treasury stock

Since accounts receivable, inventory and current liabilities make up the majority of our current asset and current liability levels, the Company’s cash balances are quite sensitive in relationship to the increase and decrease of these assets and liabilities. As noted in the following graph for the “changes in current asset and liability” line compared to the “cash balance” line, in the quarters when we used cash to increase the current asset levels or decrease the current liability levels, as indicated by the downward sloping lines (which were the fourth quarter of fiscal 2004, the first and third quarter of fiscal 2005, and the first and second quarter of fiscal 2006), there was a corresponding decrease in the cash balances during those quarters.

Conversely, in the quarters when we generated cash by reducing the current asset levels or increasing the current liability levels, as indicated by the upward sloping line (which were the second and third quarter of fiscal 2004, the second and fourth quarter of fiscal 2005 and the third quarter of fiscal 2006), there was a corresponding increase in the cash balances during those quarters.

We expect for the near term future that the structure of the Company will remain similar to past years. In recognition of this, investment in current assets and current liabilities to fund our operating cycles will continue to have a material impact on our cash generation, cash usage and cash balances.

Line of Credit

On December 1, 2005, HCW entered into a $3,000,000 line of credit borrowing facility with JP Morgan Chase Bank, N.A. (the “Bank”). The line of credit is subject to renewal on March 31, 2007. We may, at our option, borrow money at the Prime Rate minus one percent (1.0%) or the adjusted Eurodollar Rate plus one and 85/100 percent (1.85%).

In accordance with the terms of the line, the Company has entered into a Guaranty with the Bank and has entered into a Share Pledge Agreement among the Company, the Bank and Hauppauge Digital Europe S.à.r.l..

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

We believe that our cash and cash equivalents as of September 30, 2006, our internally generated cash flow and the line of credit we entered into on December 1, 2005 will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual Obligation

The following table shows our contractual obligations related to lease obligations as of September 30, 2006:

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3 to 5 years	More than 5 years

Operating lease obligations	$2,310,573	$560,250	$1,503,719	$246,604	—

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

Revenue Recognition

The Company sells through a sales channel which consist of retailers, PC manufacturers and distributors. The majority of our customers are granted lines of credit. The product is shipped on account with the majority of customers primarily given 30 to 45 day payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

The Company requires the customer to submit a purchase order to the Company. The price of the product and payment terms are fixed per the terms of the purchase order. Upon shipment of the order to the customer, the title to the goods is passed to the customer. The customer is legally obligated to pay for the order within the payment terms stated on the customer’s purchase order. The obligation to insure the boards and the cost of any pilferage while in the customer’s possession is the responsibility of the customer. The Company sells analog, hybrid video recorders or digital computer boards that are stocked on the shelves of retailers and are subject to the normal consumer traffic that retail stores attract. Aside from normal store promotions such as advertisements in the store’s circular, the Company has no further obligation to assist in the resale of the products.

The Company offers some of its customers a right of return. The Company’s accounting complies with SFAS 48 Revenue Recognition when Right of Return Exists, as typically at the end of every quarter the Company, based on historical data, evaluates its sales reserve level based on the previous six months sales. Due to seasonal nature of the business coupled with the changing economic environment, management exercises some judgment with regard to the historical data to arrive at the reserve.

The Company offers mail-in rebates on certain products at certain times as determined by the Company. The rebates are recorded as a reduction to sales. The Company also participates in limited cooperative advertising programs with retailers and distributors and accounts for these in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.

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

Hedging program for sales denominated in a foreign currency

For each of the past three fiscal years, at least 50 % of the Company’s sales were generated by our European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since the Company predominantly deals with North American and Asian suppliers and contract manufacturers, approximately 90% of the Company’s inventory required to support our European sales are purchased and paid in U.S. Dollars.

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

Euro

On January 1, 1999, the Euro was adopted in Europe as the common legal currency among eleven of the fifteen member countries of the European Community. On that date, the participating countries established fixed Euro conversion rates (i.e. the conversion exchange rate between their existing currencies and the Euro). The Euro now trades on currency exchanges and is available for non-cash transactions. A new European Central Bank was established to direct monetary policy for the participating countries.

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

Our foreign currency hedging program was streamlined to the Euro and the British Pound Sterling

The pricing from country to country was harmonized, eliminating price differences between countries due to the fluctuating local currencies

We handled the conversion to the Euro without any material disruptions to our operations. See Item 7A-Market Risks.

Derivatives and Hedging Activities

For each of the past three fiscal years, at least 50 % of the Company’s sales were generated by our European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since the Company predominantly deals with North American and Asian suppliers and contract manufacturers, approximately 90% of the Company’s inventory required to support our European sales are purchased and paid in U.S. Dollars.

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

As of September 30, 2006, we had foreign currency contracts outstanding of approximately $2,179,000 against the delivery of the Euro. These contracts expire from October 2006 through November 30, 2006. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. We recorded a deferred loss of $114,448 for the twelve months ended September 30, 2006. As of September 30, 2006, a deferred gain of $21,970, reflecting the cumulative mark to market gains of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

Recent Accounting Pronouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB Interpretation (FIN) No. 48 takes effect for years beginning after December 15, 2006, which for the Company will be the fiscal year beginning October 1, 2007. The Company has not quantified what impact the adoption of this accounting pronouncement will have on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

For each of the past three fiscal years, at least 50 % of the Company’s sales were generated by our European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since the Company predominantly deals with North American and Asian suppliers and contract manufacturers, approximately 90% of the Company’s inventory required to support our European sales are purchased and paid in U.S. Dollars.

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

As of September 30, 2006, we had foreign currency contracts outstanding of approximately $2,179,000 against the delivery of the Euro. These contracts expire from October 2006 through November 2006. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. We recorded a deferred loss of $114,448 for the twelve months ended September 30, 2006. As of September 30, 2006, a deferred gain of $21,970, reflecting the cumulative mark to market gains of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to the impact of foreign currency exchange fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Consolidated Financial Statements annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the positions and offices presently held with the Company by each present Director and executive officer, and his age as of September 30, 2006:

Name	Age	Officer and Positions Held

Kenneth Plotkin	55	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Operating Officer, Vice President of Marketing and Director
Gerald Tucciarone	51	Chief Financial Officer, Treasurer and Secretary
John Casey	50	Vice President of Technology
Bruce Willins	49	Vice President of Engineering

Bernard Herman	79	Director
Robert S. Nadel	67	Director
Christopher G. Payan	32	Director
Neal Page	47	Director
Seymour G. Siegel	64	Director

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

Gerald Tucciarone joined the Company in January 1995 and has served as Chief Financial Officer and Treasurer since such time. He has served as the Company’s Secretary since July 25, 2005. Prior to his joining the Company he served as Vice-President of Finance, from 1985 to 1992, with Walker-Telecommunications, Inc., a manufacturer of phones and voice-mail equipment, and from 1992 to 1995, as Assistant Controller with Chadbourne and Parke. Mr. Tucciarone is a certified public accountant.

John Casey has been the Company’s Vice President of Technology for more than five years.

Bruce Willins was hired as Vice President of Engineering in October 2005. Prior to joining the Company, Bruce was a Vice President of Development at Symbol Technologies. Prior to Symbol Technologies, Bruce held various senior level management positions with other technology companies.

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

Seymour G. Siegel has served as director of the Company since May 16, 2003. He is a Certified Public Accountant and a principal in the Business Consulting Group of Rothstein, Kass & Company, P.C., an accounting and consulting firm. From 1974 to 1990 he was managing partner and founder of Siegel Rich and Co, P.C., CPAs which merged into Weiser & Co., LLC, where he was a senior partner. He formed Siegel Rich Inc. in 1994 which in April, 2000 became a division of Rothstein, Kass & Company, P.C. Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations. He has served as a director and member of the audit committees of Barpoint.com, Oak Hall Capital Fund, Prime Motor Inns Limited Partnership and Noise Cancellation Technologies, all public companies. He is currently a director and chairman of the audit committee of Emerging Vision, Inc., Global Aircraft Solutions, Inc. and Gales Industries Inc. He is also a member of the compensation committee of Emerging Vision Inc. and Global Aircraft Solutions, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended (“Section 16”), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission (the “SEC”) by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding Common Stock and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended September 30, 2006.

To the Company’s knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to it and written representations that no other reports were required, during the fiscal year ended September 30, 2006, the Company’s officers, Directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics for Senior Financial Officers

Our Board of Directors has adopted a Code of Ethics for all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller. A copy of the Code of Ethics, as amended, is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information for the fiscal years ended September 30, 2006, 2005, and2004 concerning the compensation of Kenneth Plotkin, our Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, Vice President of Marketing, and Director, John Casey, our Vice President of Technology, Bruce Willins, our Vice President of Engineering and Gerald Tucciarone, our Chief Financial Officer, Treasurer and Secretary of the Company. No other Executive Officer of the Company had a combined salary and bonus in excess of $100,000 for the fiscal year

		Annual Compensation						Long Term Compensation

Name and Principal Position	Year	Salary		Bonus	Other annual Compensation			Shares of Common Stock Underlying Options Granted

Kenneth Plotkin President, Chairman of the Board, Chief Executive Officer, Chief Operating Officer, and Director (1)	2006 2005 2004	$ $ $	180,000 180,000 180,000	-0- $39,000(2) -0-	$ $ $	8,777 11,567 11,567	(1) (1) (1)	— — 5,000

John Casey Vice President of Technology	2006 2005 2004	$ $ $	151,100 148,934 143,495	-0- $10,000 (2) -0-		-0- -0- -0-		-0- 20,000 -0-

Gerald Tucciarone Treasurer, Chief Financial Officer, and Secretary	2006 2005 2004	$ $ $	148,100 145,464 138,706	-0- $15,000 (2) -0-		-0- -0- -0-		-0- 20,000 -0-

Bruce Willins Vice President of Engineering	2006		$160,100	-0-		-0-		50,000

(1)          Represents non-cash compensation in the form of the use of a car and related expenses and payment of certain insurance premiums.

(2)          Bonuses earned based on fiscal 2004 financial results and paid during 2005.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning individual grants of stock options granted during the fiscal year ended September 30, 2006:

Name	Number of Common Shares Underlying Option Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Grant Present Value ($)

Kenneth Plotkin	—	—	—	—	—

John Casey	—	—	—	—	—

Gerald Tucciarone	—	—	—	—	—

Bruce Willins	50,000	26.88%	$3.19-$3.21	October 2015	(1)$90,700

(1) Option present value based on black scholes valuation method.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

The following table sets forth certain information concerning shares of Common Stock acquired on the exercise of stock options and the value of stock options unexercised as of September 30, 2006:

Name	Number of Common Shares Acquired on Exercise	Realized Value	Number of Common Shares Underlying Unexercised Options at September 30, 2006 Exerciseable/ Unexercisable	Value of Unexercised In- the-Money Options at September 30, 2006 Exerciseable/ Unexerciseable

Kenneth Plotkin	17,935	$39,995	135,000/-0-	$259,630/$-0-

John Casey	8,000	$19,820	64,500/20,000	$95,000/$92,400

Gerald Tucciarone	8,000	$15,695	64,000/20,000	$109,275/$92,400

Bruce Willins	-0-	$-0-	-0-/50,000	$-0-/$160,400

Compensation of Directors

An annual retainer of $20,000 (to be paid in quarterly installments in advance) is paid to each non-employee Director and $1,500 is paid for each Board of Directors meeting or Committee meeting he/she attends in person. The Chairman of our Audit Committee is paid an annual stipend of $10,000 and the Chairman of the Compensation Committee is paid an annual stipend of $5,000. No additional compensation will be paid for participation in telephone conferences, as these are included as part of the retainer payments.

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

On August 9, 2004, each of Mr. Herman, Mr. Page, Dr. Nadel, Mr. Payan and Mr. Siegel was granted an option to purchase 7,500 shares of Common Stock of the Company, at an exercise price of $3.02 per share (for the purposes of the Company’s 2003 Performance and Equity Incentive Plan, the fair market value of the Company’s Common Stock as of August 9, 2004 was $3.02 per share). On November 22, 2005, each of Mr. Herman, Mr. Page, Dr. Nadel, Mr. Payan and Mr. Siegel was granted an option to purchase 10,000 shares of Common Stock of the Company, at an exercise price of $3.38 per share (for the purposes of the Company’s 2003 Performance and Equity Incentive Plan, the fair market value of the Company’s Common Stock as of November 22, 2005 was $3.38 per share). On October 17, 2006, each of Mr. Herman, Mr. Page, Dr. Nadel, Mr. Payan and Mr. Siegel was granted an option to purchase 7,500 shares of Common Stock of the Company, at an exercise price of $5.72 per share (for the purposes of the Company’s 2003 Performance and Equity Incentive Plan, the fair market value of the Company’s Common Stock as of October 17, 2006 was $5.72 per share).

Such options are exercisable immediately and such options are not intended to qualify as incentive stock options, as defined in Section 422 of the Internal Revenue Code.

EMPLOYMENT CONTRACTS; TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

As of January 10, 1998, after the expiration of a prior employment agreement with the Company, Kenneth Plotkin entered into an employment agreement (the “1998 Employment Agreement”) with the Company to serve in certain offices of the Company. The 1998 Employment Agreement provided for a three-year term, which term automatically renews from year to year thereafter unless otherwise terminated by the Board of Directors or the executive. The 1998 Employment Agreement provided for an annual base salary of $125,000 during the first year, $150,000 during the second year, and $180,000 during the third year. For each Annual Period (as defined in the 1998 Employment Agreement) thereafter, the 1998 Employment Agreement provides that compensation shall be as mutually determined between the Company and the executive, but not less than that for the preceding Annual Period. In addition, the 1998 Employment Agreement provides for a bonus to be paid as follows: an amount equal to 2% of the Company’s earnings, excluding earnings that are not from operations and before reduction for interest and income taxes (“EBIT”), for each fiscal year starting with the year ended September 30, 1998, provided that the Company’s EBIT for the applicable fiscal year exceeds 120% of the prior fiscal year’s EBIT, and if not, then 1% of the Company’s EBIT. The determination of EBIT shall be made in accordance with the Company’s audited filings with the Securities and Exchange Commission on its Form 10-KSB or Form 10-K. Pursuant to the 1998 Employment Agreement, on January 21, 1998, incentive stock options to acquire a total of 90,000 shares of Common Stock were granted to Mr. Plotkin, exercisable, beginning on January 21, 1999, in increments of 33 1/3% per year at $2.544 per share. Each increment of these options expires five (5) years after it first becomes exercisable. Also on January 21, 1998, pursuant to the 1998 Employment Agreement, non-qualified options to acquire a total of 60,000 shares of Common Stock were granted to Mr. Plotkin, exercisable immediately for a period of ten (10) years. These options expire as of January 20, 2008. Options granted under the 1998 Incentive Stock Option Plan shall become immediately vested and exercisable in the event of a Change in Control (as defined in the 1998 Incentive Stock Option Plan). On November 20, 2006, pursuant to the 2003 Hauppauge Digital, Inc. Performance and Equity Incentive Plan, non-qualified options to acquire a total of 200,000 shares of Common Stock were granted to Mr. Plotkin, vesting in increments of 20% per year over a 5 year period commencing on November 20, 2007 at $4.96 per share for a period of ten years. Options granted under the 2003 Hauppauge Digital, Inc. Performance and Equity Incentive Plan shall vest or become exercisable upon termination of an employee’s employment within twenty-four months from the date of the Change in Control (as defined in the 2003 Hauppauge Digital, Inc. Performance and Equity Incentive Plan), but only to the extent determined by the Board of Directors or the Committee (as defined in the 2003 Hauppauge Digital, Inc. Performance and Equity Incentive Plan), unless the employee is terminated for Cause (as defined in the 2003 Hauppauge Digital, Inc. Performance and Equity Incentive Plan) or the employee resigns his employment without Good Reason (as defined in the 2003 Hauppauge Digital, Inc. Performance and Equity Incentive Plan). The 1998 Employment Agreement further provides for disability benefits, the obligation of the Company to pay the premiums on a term life insurance policy or policies in the amount of $500,000 on the life of Mr. Plotkin owned by Mr. Plotkin or his spouse, or a trust for his respective benefit or for the benefit of his family, a car allowance of $500 per month, reasonable reimbursement for automobile expenses, and medical insurance as is standard for executives of the Company. The 1998 Employment Agreement further provides that the Company may apply for and own life insurance on the life of Mr. Plotkin for the benefit of the Company, in such amounts as the Board of Directors of the Company may from time to time determine. As set forth in the 1998 Employment Agreement, the Company shall pay the premiums as they become due on any such insurance policies, and all dividends and any cash value and proceeds on such insurance policies shall belong to the Company. In the event of a termination of employment associated with a Change in Control of the Company (as defined in the 1998 Employment Agreement), a one-time bonus shall be paid to the executive equal to three times the amount of the executive’s average annual compensation (including salary, bonus and benefits, paid or accrued) received by him for the thirty-six month period preceding the date of the Change of Control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, to the knowledge of the Company based solely upon records available to it, certain information as of November 30, 2006 regarding the beneficial ownership of the Company’s Common Stock (i) by each person who the Company believes to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) by each current director, (iii) by each person listed in the Summary Compensation Table under “Item 11- Executive Compensation” and (iv) by all current executive officers and Directors as a group:

Name of Management Person and Name and Address of Beneficial Owner	Number		Percent

Kenneth Plotkin	788,035	(1)(4)(5)(7)	8.1%
91 Cabot Court
Hauppauge, NY 11788

Laura Aupperle	922,064	(2)(3)(4)(6)	9.5%
23 Sequoia Drive
Hauppauge, NY 11788

Dorothy Plotkin	560,060	(1)(4)(7)	5.8%
91 Cabot Court,
Hauppauge, NY 11788

John Casey	158,700	(8)	1.6%

Bernard Herman	73,994	(9)	*

Gerald Tucciarone	77,000	(10)	*

Robert S. Nadel	45,000	(11)	*

Christopher G. Payan	45,000	(11)	*

Seymour G. Siegel	45,000	(11)	*

Neal Page	40,900	(12)	*

Bruce Willins	12,500	(13)	*

Directors and executive officers	1,285,629	(1)(4)(5)(8)	13.3%
as a group (9 persons)	(9)(10)(11)	(12)

* Less than one (1%) percent.

(1)

Dorothy Plotkin, wife of Kenneth Plotkin, beneficially owns 560,060 shares of Common Stock or 5.8% of the outstanding shares of Common Stock. Ownership of shares of Common Stock by Mr. Plotkin does not include ownership of shares of Common Stock by Mrs. Plotkin and ownership of shares of Common Stock by Mrs. Plotkin does not include ownership of shares of Common Stock by Mr. Plotkin.

(2)	To the Company’s knowledge, Laura Aupperle, the widow of Kenneth R. Aupperle, beneficially owns 922,064 shares of Common Stock, or 9.5% of the outstanding shares of Common Stock.

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

(5)

Includes 75,400 shares of Common Stock issuable upon the exercise of non-qualified options which are currently exercisable or exercisable within 60 days and 59,400 shares of Common Stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 200,000 shares of Common Stock issuable upon the exercise of non-qualified options which are currently unexercisable or not exercisable within 60 days.

(6)

Does not include 50,000 shares of Common Stock, in the aggregate, owned by Mr. Aupperle’s brother, as custodian for each of Mrs. Aupperle’s minor children (25,000 shares of Common Stock to each minor child) under the New York Uniform Gifts to Minors Act.

(7)

Does not include 18,000 shares of Common Stock owned by the Plotkins’ adult daughter. Does not include 4,000 shares of Common Stock, owned by Mr. Plotkin’s father as custodian for the Plotkins’ minor child under the New York Uniform Gifts to Minors Act. Each of Mr. and Mrs. Plotkin disclaim beneficial ownership of all such 22,000 shares of Common Stock.

(8)

Includes 64,500 shares of Common Stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 20,000 shares of Common Stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(9)	Includes 55,500 shares of Common Stock issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days.

(10)

Includes 64,000 shares of Common Stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 20,000 shares of Common Stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(11)	Includes 45,000 shares of Common Stock issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days.

(12)	Includes 40,000 shares of Common Stock issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days.

(13)

Includes 12,500 shares of Common Stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 37,500 shares of Common Stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

Set forth in the table below is certain information regarding the number of shares of common stock that may be issued under options, warrants and rights under all of the Company’s existing equity compensation plans as of September 30, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	1,434,769	$3.29	161,663

Equity compensation plans not approved by stockholders	—	$—	—

Total	1,434,769	$3.29	161,663

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company occupies a facility located at 91 Cabot Court, Hauppauge, New York and uses it for executive offices and for the testing, storage and shipping of our products. In February 1990, Hauppauge Computer Works, Inc., (“HCW”), entered into a lease for the premises (the “1990 Lease”), with Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, our Chairman of the Board, President, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing and the holder of approximately 8.1% of our shares of Common Stock as of the filing date of this Form 10-K, Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 5.8% of our shares of Common Stock the filing date of this Form 10-K, and Laura Aupperle, believed by us to be the holder of approximately 9.5% of our shares of Common Stock, including shares of Common Stock attributed to the Estate of Kenneth R. Aupperle, as of the filing date of this Form 10-K. Ladokk Realty Co., LLC is the successor to Ladokk Realty Co. (“Ladokk”) As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly, and subject to 5% annual increases effective February 1st of each year. The Company was also obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease. Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by us.

On February 17, 2004, HCW and Ladokk terminated the 1990 Lease and HCW entered into a new lease agreement with Ladokk (the “2004 Lease”). The 2004 Lease term was for five years and terminated on February 16, 2009. The annual rent under the 2004 Lease was $360,000, payable monthly. The Company was also obligated to pay real estate taxes and operating costs of maintaining the premises subject to such lease. Concurrently with the new lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require us to sign a guarantee. Accordingly, we no longer guarantee the landlord’s mortgages.

On October 17, 2006, HCW executed an amendment to the 2004 Lease with Ladokk for the premises (the “Lease Amendment”). The Lease Amendment commenced as of September 1, 2006 and ends on August 31, 2011. The base rent under the Lease Amendment for the first year of the term is $300,000, payable monthly in the amount of $25,000. Rent is subject to an annual increase of 3% over the term. The execution of the Lease Amendment was approved by the Company’s Board of Directors, following the recommendation of the Company’s Audit Committee.

The Lease Amendment provides for the payment of rent arrearages in the aggregate amount of $168,667 (the “Arrearage”) to be paid in the amount of $5,000 per month tendered with rent until the Arrearage is paid in full. Subject to the terms and conditions of the 2004 Lease, HCW is obligated to pay for utilities, repairs to the Premises, and taxes during the term.

The Lease Amendment provides that HCW has the option to renew the current lease term for an additional 5 year term after the expiration of the current lease term upon written notice given to Ladokk between six and twelve months prior to expiration of the current lease. Rent due during the first year of the renewal term is to be equal to the market rate at the end of the current lease, but not less than rent paid during the last year of the current lease, and is subject to rent increases for the second through fifth years of the renewal term by CPI plus 1% per annum.

On December 17, 1996 the Board of Directors approved the issuance of warrants to Ladokk in consideration of Ladokk’s agreement to cancel the last three years of the Company’s lease and to grant an option to the

Company to extend the lease for three years. The Stock Option Committee authorized the grant of a warrant to Ladokk to acquire 120,000 shares of Common Stock at an exercise price of $1.906, which warrant is exercisable for a term of ten years. The market price of the option equaled the exercise price at the date of the grant. The effect of imputing the fair value of the options granted was immaterial. The options were still outstanding as of September 30, 2006.

The Company had amounts payable to this related party for unpaid rent of $168,667 and $228,667 as of September 30, 2006 and 2005, respectively

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by BDO Seidman, LLP, our independent registered public accountants, for professional services rendered for the fiscal years ended September 30, 2006 and September 30, 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees

Audit Fees(1)	$156,000	$139,500
Audit-Related Fees	—	—
Tax Fees (2)	18,000	16,500
All Other Fees	—	—

Total Fees	$174,000	$156,000

(1)

Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings (including Form S-8) or engagements for the fiscal years ended September 30, 2006 and September 30, 2005, respectively.

(2)

Tax fees consist of aggregate fees billed for tax compliance and tax preparation for our federal and state tax filings. These fees are related to the preparation of our 2006 and 2005 federal and state tax returns.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements are incorporated by reference in Item 8 of this Annual Report on Form 10-K:

(a)(3) Exhibits.

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 18, 2000

3.2	By-laws, as amended to date (2)

4.1	Form of Common Stock Certificate (1)

4.2	1994 Incentive Stock Option Plan (1)

4.3	1996 Non-Qualified Stock Option Plan (7)

4.4	1998 Incentive Stock Option Plan (7)

4.5	2000 Hauppauge Digital, Inc. Performance and Equity Incentive Plan (3)

4.6	Hauppauge Digital, Inc. Employee Stock Purchase Plan (4)

4.7	Stockholder Rights Plan (5)

4.8	2003 Hauppauge Digital, Inc. Performance and Equity Incentive Plan (6)

4.9	Amendment to 2003 Hauppauge Digital, Inc. Performance and Equity Incentive Plan (12)

4.10	Amendment to the Hauppauge Digital, Inc. Employee Stock Purchase Plan (13)

4.11	Second Amendment to the Hauppauge Digital, Inc. Employee Stock Purchase Plan (14)

4.12	Third Amendment to the Hauppauge Digital, Inc. Employee Stock Purchase Plan (12)

10.1	Form of Employment Agreement with Kenneth Plotkin (7)

10.2	Lease dated February 7, 1990 between Ladokk Realty Co. and Hauppauge Computer Works, Inc. (1)

10.2.1	Modification made February 1, 1996 to lease dated 1990 between Ladokk Realty and Hauppauge Computer Works, Inc. (7)

10.2.2	Lease, dated February 17, 2004, between Ladokk Realty Co. LLC and Hauppauge Computer Works Inc (8)

10.2.3	Amendment dated October 17, 2006 to lease dated February 17, 2004, between Ladokk Realty Co. LLC and Hauppauge Computer Works Inc (9)

10.9

Promissory Note, dated as of December 1, 2005, made payable by Hauppauge Computer Works, Inc. to the order of JP Morgan Chase Bank, N.A. in the original principal amount of Three Million $3,000,000) Dollars. (10)

10.9.1	Guaranty, dated as of December 1, 2005, by Hauppauge Digital, Inc. in favor of JPMorgan Chase Bank, N.A. (10)

10.9.2	Share Pledge Agreement, dated as of December 1, 2005, among Hauppauge Digital, Inc., JPMorgan Chase Bank, N.A. and Hauppauge Digital Europe S.à.r.l. (11)

14	Code of Ethics, as amended to date (10)

21	Subsidiaries of the Company

23	Consent of BDO Seidman, LLP

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Denotes document filed as an Exhibit to the Company’s Registration Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.

(2)	Denotes document filed as an Exhibit to the Company’s Form 8-K dated August 22, 2001 and incorporated herein by reference.

(3)	Denotes document filed as an Exhibit to the Company’s Registration Statement on Form S-8 (No. 333-46906), and incorporated herein by reference.

(4)

Denotes document filed as an Exhibit to the Company’s Registration Statement on Form S-8 (No. 333-46910), and as an annex to the Company’s Proxy Statement on Schedule 14A dated September 18, 2006 and are incorporated herein by reference.

(5)	Denotes document filed as an Exhibit to the Company’s Form 8-K dated July 20, 2001 and as an Exhibit to the Company’s Registration Statement on Form 8-A12G and incorporated herein by reference.

(6)

Denotes document filed as an Exhibit to the Company’s Registration Statement on Form S-8 (No. 333-109065), and as an annex to the Company’s Proxy Statement on Schedule 14A dated September 18, 2006 and incorporated herein by reference.

(7)	Denotes document filed as an Exhibit to the Company’s Form 10-K for the period ended September 30, 2003, and incorporated herein by reference.

(8)	Denotes document filed as an Exhibit to the Company’s Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

(9)	Denotes document filed as an Exhibit to the Company’s Form 8-K dated October 17, 2006 and incorporated herein by reference.

(10)	Denotes document filed as an Exhibit to the Company’s Form 8-K dated August 23, 2004 and incorporated herein by reference.

(11)	Denotes document filed as an Exhibit to the Company’s Form 8-K dated December 6, 2005 and incorporated herein by reference.

(12)	Denotes document filed as an Exhibit to the Company’s Form 8-K dated October 17, 2006 and incorporated herein by reference.

(13)

Denotes document filed as an Exhibit to the Company’s Registration Statement on Form S-8 (No. 333-46910), and as an annex to the Company’s Proxy Statement on Schedule 14A dated August 2, 2002 and are incorporated herein by reference

(14)

Denotes document filed as an Exhibit to the Company’s Registration Statement on Form S-8 (No. 333-46910), and as an annex to the Company’s Proxy Statement on Schedule 14A dated September 1, 2004 and are incorporated herein by reference

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the management of Hauppauge Digital, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Melville, New York
November 29, 2006

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	September 30, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$9,020,941	$7,567,393
Accounts receivable, net of various allowances	16,132,928	13,048,076
Inventories	9,905,746	9,806,785
Prepaid expenses and other current assets	895,223	1,087,453

Total current assets	35,954,838	31,509,707

Property, plant and equipment, net	612,311	525,108
Security deposits and other non current assets	83,239	81,529

Total assets	$36,650,388	$32,116,344

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable	$12,011,232	$10,750,560
Accrued expenses-licensing fees	5,481,005	4,126,506
Accrued expenses	1,174,323	1,121,842
Income taxes payable	204,103	175,944

Total current liabilities	18,870,663	16,174,852

Stockholders’ Equity
Common stock $.01 par value; 25,000,000 shares authorized, 10,260,464 and 10,107,936 issued, respectively	102,605	101,080
Additional paid-in capital	14,222,890	13,603,705
Retained earnings	5,721,500	3,311,888
Accumulated other comprehensive income (loss)	(509,319)	682,770
Treasury Stock, at cost, 607,547 shares	(1,757,951)	(1,757,951)

Total stockholders’ equity	17,779,725	15,941,492

Total liabilities and stockholders’ equity	$36,650,388	$32,116,344

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended September 30,

	2006	2005	2004

Net sales	$97,662,326	$78,457,785	$65,339,583
Cost of sales	77,817,275	60,599,066	48,045,365

Gross profit	19,845,051	17,858,719	17,294,218

Selling, general and administrative expenses	14,115,989	13,903,417	12,319,805
Research & development expenses	3,164,924	2,493,710	2,020,824
Legal expenses for arbitration and litigation	—	—	354,050
Arbitration proceeding	—	—	206,250
Litigation proceeding	—	—	427,000

Income from operations	2,564,138	1,461,592	1,966,289

Other Income:
Interest income	28,422	13,684	6,054
Foreign currency	7,292	60,833	2,302

Total other income	35,714	74,517	8,356

Income before taxes on income	2,599,852	1,536,109	1,974,645
Income tax provision	190,240	149,356	149,497

Net income	$2,409,612	$1,386,753	$1,825,148

Net income per share:
Basic	$0.25	$0.15	$0.20
Diluted	$0.24	$0.14	$0.19

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Years ended September 30,

	2006	2005	2004

Other comprehensive income:

Net income	$2,409,612	$1,386,753	$1,825,148
Forward exchange contracts marked to market	(114,448)	235,817	135,192
Foreign currency translation gain (loss)	(1,077,641)	(528,558)	370,727

Other comprehensive income	$1,217,523	$1,094,012	$2,331,067

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

	Common Stock				Accumulated Other Comprehensive Income (loss)

	Number Of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Total

BALANCE AT SEPTEMBER 30, 2003	9,420,315	$94,203	$12,302,119	$99,987	$469,592	$(1,497,216)	$11,468,685
Net income for the year ended September 30, 2004	—	—	—	1,825,148	—	—	1,825,148
Purchase of treasury stock	—	—	—	—	—	(87,097)	(87,097)
Exercise of stock options	328,753	3,288	572,928	—	—	—	576,216
Foreign currency translation gain	—	—	—	—	370,727	—	370,727
Change in fair value of forward contracts	—	—	—	—	135,192	—	135,192
Compensation in options for consulting services	—	—	12,667	—	—	—	12,667
Stock issued through Employee Stock Purchase plan	10,397	104	25,783	—	—	—	25,887

BALANCE AT SEPTEMBER 30, 2004	9,759,465	$97,595	$12,913,497	$1,925,135	$975,511	$(1,584,313)	$14,327,425

Net income for the year ended September 30, 2005	—	—	—	1,386,753	—	—	1,386,753
Purchase of treasury stock	—	—	—	—	—	(173,638)	(173,638)
Exercise of stock options	330,000	3,300	632,539	—	—	—	635,839
Foreign currency translation (loss)	—	—	—	—	(528,558)	—	(528,558)
Change in fair value of forward contracts	—	—	—	—	235,817	—	235,817
Stock issued through Employee Stock Purchase plan	18,471	185	57,669	—	—	—	57,854

BALANCE AT SEPTEMBER 30, 2005	10,107,936	$101,080	$13,603,705	$3,311,888	$682,770	$(1,757,951)	$15,941,492

Net income for the year ended September 30, 2006			—	2,409,612	—	—	2,409,612
Stock compensation	—	—	356,286	—	—	—	356,286
Exercise of stock options	131,597	1,316	199,818	—	—	—	201,134
Foreign currency translation (loss)	—	—	—	—	(1,077,641)	—	(1,077,641)
Change in fair value of forward contracts	—	—	—	—	(114,448)	—	(114,448)
Stock issued through Employee Stock Purchase plan	20,931	209	63,081	—	—	—	63,290

BALANCE AT SEPTEMBER 30, 2006	10,260,464	$102,605	$14,222,890	$5,721,500	$(509,319)	$(1,757,951)	$17,779,725

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2006	2005	2004

Cash Flows From Operating Activities:
Net income	$2,409,612	$1,386,753	$1,825,148

Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation and amortization	195,080	211,033	242,486
Stock compensation charges	356,286	—	—
Other non cash items	(1,710)	(3,595)	12,262
Changes in current assets and liabilities:

Accounts receivable	(3,084,852)	545,831	(4,236,149)
Income taxes receivable	—	—	(175,000)
Inventories	(98,961)	(1,329,531)	(3,002,880)
Prepaid expenses and other current assets	192,230	(316,708)	(224,417)
Accounts payable	1,260,672	(2,493,406)	5,791,099
Accrued expenses and income taxes	1,435,139	924,884	1,770,608

Total adjustments	253,884	(2,461,492)	178,009

Net cash provided by (used in) operating activities	2,663,496	(1,074,739)	2,003,157

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(282,283)	(246,771)	(200,653)

Net cash used in investing activities	(282,283)	(246,771)	(200,653)

Cash Flows From Financing Activities:
Proceeds from employee stock purchases	264,424	693,693	602,103
Purchase of treasury stock	—	(173,638)	(87,097)

Net cash provided by financing activities	264,424	520,055	515,006

Effect of exchange rates on cash	(1,192,089)	(292,741)	505,919
Net increase (decrease) in cash and cash equivalents	1,453,548	(1,094,196)	2,823,429
Cash and cash equivalents, beginning of year	7,567,393	8,661,589	5,838,160

Cash and cash equivalents, end of year	$9,020,941	$7,567,393	$8,661,589

Supplemental disclosures:

Income taxes paid	$142,526	$179,700	$144,538

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

Nature of Business

Hauppauge Digital, Inc.(the “Company”) is a developer of analog and digital TV receiver products for the personal computer market. Through its Hauppauge Computer Works, Inc. and Hauppauge Digital Europe subsidiaries, the Company designs, develops, manufactures and markets analog, digital and other types of TV receivers that allow PC users to watch television on a PC screen in a resizable window, and enables the recording of TV shows to a PCs hard disk, digital video editing, video conferencing, receiving of digital TV transmissions, and the display of digital media stored on a computer to a TV set via a home network. The Company, incorporated in Delaware in August 1994, is headquartered in Hauppauge, New York, with administrative offices in Luxembourg, Ireland and Singapore and with sales offices in Germany, London, Paris, The Netherlands, Sweden, Italy, Spain, Singapore, Taiwan and California.

Our products fall under three product categories:

•	Analog TV receivers

•	Digital TV receivers

•	Other non TV receiver products

Our analog TV receiver products enable, among other things, a PC user to watch TV in a resizable window on a PC.

Our digital TV receiver products enable, among other things, a PC user to watch digital TV in a resizable window on a PC.

Our other non TV receiver products enable, among other things, a PC user to video conference, watch and listen to PC based videos, music and pictures on a TV set through a home network, and record TV shows on a PC for playback on portable video players.

Product Segment and Geographic Information

The Company operates in one business segment, which is the development, marketing and manufacturing of analog and digital TV receiver products for the personal computer market. The products are similar in function and share commonality of component parts and manufacturing processes. The Company’s products are either

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sold, or can be sold, by the same retailers and distributors in our marketing channel. The Company also sells product directly to PC manufacturers. The Company evaluates its product lines under the functional categories of analog TV receivers, digital TV receivers and other non TV tuner products. Sales by functional category are as follows:

	Twelve months ended September 30,
	2006	2005	2004

Product line sales
Analog sales	$62,767,575	$59,328,024	$48,529,016
Digital sales	33,075,913	14,199,055	9,482,345
Other non TV tuners products	1,818,838	4,930,704	7,328,222

Total sales	$97,662,326	$78,457,785	$65,339,583

The Company sells its product through a domestic and international network of distributors and retailers. Net sales to international and domestic customers were approximately 54% and 46%, 54% and 46%, and 66% and 34% of total sales for the years ended September 30, 2006, 2005 and 2004, respectively. It maintains sales offices in both Europe and Asia.

Net sales to customers by geographic location consist of:

	Years ended September 30,
Sales to:	2006	2005	2004

United States	46%	46%	34%
Germany	22%	21%	32%
United Kingdom	9%	10%	12%
France	4%	6%	8%
Ireland	5%	—	—
Asia	3%	3%	1%
Italy	1%	2%	1%
Netherlands	2%	4%	5%
Scandinavia	4%	4%	3%
Spain/Portugal	3%	3%	3%
Other Countries	1%	1%	1%

Total	100%	100%	100%

Net long lived assets located in the United States, Europe and Asia locations were approximately 70%, 20% and 10% of total net long lived assets, respectively, at September 30, 2006, and 68%, 22% and 10%, respectively, at September 30, 2005.

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

Revenue Recognition

The Company sells through a sales channel which consist of retailers, PC manufacturers and distributors. The majority of our customers are granted lines of credit. The product is shipped on account with the majority of customers primarily given 30 to 45 day payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

The Company requires the customer to submit a purchase order to the Company. The price of the product and payment terms are fixed per the terms of the purchase order. Upon shipment of the order to the customer, the title to the goods is passed to the customer. The customer is legally obligated to pay for the order within the payment terms stated on the customer’s purchase order. The obligation to insure the boards and the cost of any pilferage while in the customer’s possession is the responsibility of the customer. The Company sells analog, hybrid video recorders or digital computer boards that are stocked on the shelves of retailers and are subject to the normal consumer traffic that retail stores attract. Aside from normal store promotions such as advertisements in the store’s circular, the Company has no further obligation to assist in the resale of the products.

The Company offers some of its customers a right of return. The Company’s accounting complies with SFAS 48 Revenue Recognition when Right of Return Exists, as typically at the end of every quarter the Company, based on historical data, evaluates its sales reserve level based on the previous six months sales. Due to seasonal nature of the business coupled with the changing economic environment, management exercises some judgment with regard to the historical data to arrive at the reserve.

The Company offers mail-in rebates on certain products at certain times as determined by the Company. The rebates are recorded as a reduction to sales. The Company also participates in limited cooperative advertising

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

programs with retailers and distributors and accounts for these in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the prevailing average spot rate. For periods prior to April 2006 the Company translated sales amounts at the average forward exchange contract rate. The change in this accounting treatment was immaterial to the Company’s current and prior financial statements. Translation adjustments arising from the translation to U.S. dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity. Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income. The Company had a translation gain of $546,352 recorded on the balance sheet as of September 30, 2005. For the twelve months ended September 30, 2006, the Company recorded on the balance sheet deferred translation losses of $1,077,641 resulting in a translation loss of $531,289 recorded as a component of accumulated other comprehensive income as of September 30, 2006.

Derivatives and Hedging Activities

For each of the past three fiscal years, at least 50 % of the Company’s sales were generated by our European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since the Company predominantly deals with North American and Asian suppliers and contract manufacturers, approximately 90% of the Company’s inventory required to support our European sales are purchased and paid in U.S. Dollars.

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, there is the risk that foreign exchange fluctuations will make our products less competitive in foreign markets, which would substantially reduce the Company’s sales.

As of September 30, 2006, the Company had foreign currency contracts outstanding of approximately $2,179,000 against the delivery of the Euro. These contracts expire from October 2006 through November 30, 2006.

The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. The Company recorded a loss of $114,448 for the twelve months ended September 30, 2006. As of September 30, 2006, a deferred gain of $21,970, reflecting the cumulative mark to market gains of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, receivables and accounts payable, approximate fair value as of September 30, 2006 and 2005 because of the relatively short term maturity of these instruments.

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

	Years ended September 30,
	2006	2005	2004

Weighted average common stock outstanding-basic	9,593,050	9,431,695	8,999,266
Common stock equivalents-stock options	426,464	556,951	668,957

Weighted average shares outstanding-diluted	10,019,514	9,988,646	9,668,223

Options to purchase 193,856, 48,453 and 123,701 shares of Common Stock at prices ranging $4.13 to $ 8.75, $4.40 to $8.75 and 5.25 to $10.06, respectively, were outstanding as of September 30, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted net income per share of Common Stock because they were anti-dilutive.

Stock Based Compensation

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had as of September 30, 2006 options issued from four incentive option plans and one non qualified option plan. These options typically vest over a period of four to five years. Options granted subsequent to the Company’s October 1, 2005 adoption of SFAS 123R have a contract term of 10 years and the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions based on historical data of the Company’s stock:

•	Risk free interest rate-4.25%

•	Expected volatility-50%

•	Expected dividend yield-0%

•	Weighted average expected life-5 to7 years, determined via the “simplified” method detailed in Staff Accounting Bulletin No. 107

For the options outstanding that were granted prior to the Company’s October 1, 2005 adoption of SFAS 123R, the fair value for these options was estimated using a Black-Scholes option pricing model on the date of grant. Options granted prior to October 1, 2005 were accounted for based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Additionally, the Company had adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No.123).

As of September 30, 2006, there was $719,550 of total unrecognized compensation expense net of estimated forfeitures, related to non-vested share based compensation arrangements which is expected to be recognized over a weighed average period of 3.5 years. The total fair value of shares vested during the year ended September 30, 2006 was $356,286, consisting of $92,285 for options granted during fiscal 2006 and $264,001 for options for options granted prior to October 1, 2005. Stock compensation expense of $263,363 has been recorded to SG&A expense and $92,923 has been recorded to Research and Development expense.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In recognition that stock compensation is a non-cash expense, the effect of expensing options had no affect on the Company’s cash flow. However, it was reflected in the Company’s cash flow statement as a non-cash item which was added back in the determination of cash flows from operating activities.

A summary of our non-vested shares as of September 30, 2006 and changes during the twelve months ended September 30, 2006 is presented below:

	Shares	Weighted average Grant date fair value

Non-vested as of October 1, 2005	393,690	1.84
Granted	186,000	1.89
Vested	(186,190)	1.34
Forfeited	(35,750)	0.75

Non-vested as of September 30, 2006	357,750	2.24

Using risk free interest rates of 4.25%, a volatility factor of 35% and expected lives of five to ten years, the following table illustrates the effect on net income and net income per share for the years ended September 30, 2005 and 2004 as if the Company has consistently measured the compensation cost for the Company’s stock option programs under the fair value method adopted on October 1, 2005,

	Year ended September 30, 2005	Year ended September 30, 2004

Net income as reported	$1,386,753	$1,825,148
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related taxes	(13,753)	(35,696)

Pro forma net income	$1,373,000	$1,789,452
Net income per share - as reported:
Basic	$0.15	$0.20
Diluted	$0.14	$0.19
Net income per share - pro forma:
Basic	$0.15	$0.20
Diluted	$0.14	$0.19

Accrued expenses-licensing fees

The Company uses technology licensed from third parties in certain products. The Company enters into agreements to license this technology, and in return for the use of the technology, the Company pays a license fee for each unit sold that includes the licensors’ technology. The licensing amount per unit varies by licensor. The Company is obligated on a quarterly basis to provide the licensor with reports which quantify the licenses used. In most instances, the licensor has the right to audit the usage reports.

The licensing fees are accounted for as a component of product cost and are charged to cost of sales. The Company accrues a licensing fee for each unit sold that uses the licensors technology.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB Interpretation (FIN) No. 48 takes effect for years beginning after December 15, 2006, which for the Company will be the fiscal year beginning October 1, 2007. The Company has not quantified what impact the adoption of this accounting pronouncement will have on its financial statements.

2. Accounts receivable

Receivables consist of:

•	Trade receivables from sales to customers

•	Receivables pertaining to component parts purchased from us by our contract manufacturer, which are excluded from sales

•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by our Singapore and Ireland locations

•	Allowances, consisting of sales and bad debt

•	Other minor non trade receivables

Attached below is a listing by category of our accounts receivable as of September 30, 2006 and 2005.

	As September 30,
	2006	2005

Trade receivables	$13,910,101	$10,186,232
Receivable from contract manufacturers	4,916,402	5,491,524
GST and VAT taxes receivables	616,119	567,820
Allowances	(3,377,000)	(3,257,000)
Other	67,306	59,500

	$16,132,928	$13,048,076

3. Inventories

Inventories consist of the following:

	September 30,
	2006	2005

Component Parts	$4,868,483	$4,131,732
Finished Goods	5,037,263	5,675,053

	$9,905,746	$9,806,785

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property, Plant and Equipment

The following is a summary of property, plant and equipment:

	September 30,
	2006	2005

Office Equipment and Machinery	$2,834,868	$2,551,670
Leasehold Improvements	86,256	78,479

	2,921,124	2,630,149
Less: Accumulated depreciation and amortization	(2,308,813)	(2,105,041)

	$612,311	$525,108

Depreciation and amortization expense totaled $ 195,080, $ 211,033 and $ 242,486 for the years ended September 30, 2006, 2005 and 2004, respectively.

5. Income Taxes

The Company’s income tax provision consists of the following:

	Years ended September 30,
	2006	2005	2004

Current tax expense:
State income taxes	$20,000	$20,000	$15,000
Foreign income taxes	110,240	109,356	134,497
Federal income taxes due to AMT	60,000	20,000	—

Total current	190,240	149,356	149,497

Deferred tax expense
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total taxes on income	$190,240	$149,356	$149,497

Components of deferred taxes are as follows:

	Years ended September 30,
	2006	2005

Deferred tax assets:
Net operating loss carry forwards	$2,258,762	$3,313,011
Tax credit carry forward	407,971	407,971
AMT tax credit	64,104
Inventory allowances	387,600	392,941
Warranty reserve	9,158	9,158
Allowance for doubtful accounts	159,600	105,353
Deferred rent payments	—	(9,001)
Capitalized inventory costs	72,201	47,385
Sales return reserve	316,193	316,193
Goodwill amortization	176,416	196,936
Other allowances	41,912	23,898

Total deferred assets	3,893,917	4,803,845
Valuation allowance	(3,893,917)	(4,803,845)

Net deferred assets	$—	$—

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax assets and the offsetting tax valuation allowance is attributable to the Company’s domestic operations. For three out of the last five fiscal years, the Company’s domestic operation incurred tax losses. Fiscal 2005 was the first year out of the last five years in which the Company’s domestic operations had pre tax income. As of September 30, 2006, we evaluated the future realization of our deferred tax assets and the corresponding valuation allowance. The Company took into consideration:

•	the tax losses incurred by our domestic operations in three out of the last five years

•	the seasonal nature and cyclical nature of the business, which makes it difficult to predict the future realization of the deferred tax asset

•	the dynamic market and technological changes that occur in our industry

After evaluating the circumstances listed above, it was the Company’s opinion that as of September 30, 2006, the valuation allowance was still applicable.

As of September 30, 2006, the Company had $8,061,242 of unrestricted net operating losses (which expire between 2010 and 2014) available to offset future taxable income. In addition, as of September 30, 2006, the Company has a tax credit carry forward for research and development expenses totaling $408,000 (which expire between 2010 and 2014).

No provision has been made for income taxes on substantially all of the undistributed earnings of the Company’s foreign subsidiaries of approximately $465,695 at September 30, 2006 as the Company intends to indefinitely reinvest such earnings.

The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the Federal statutory income tax rate of 34% to the income before income tax is attributable to the following:

	Years ended September 30,
	2006	2005	2004

Income tax expense at federal statutory rate	$883,950	$522,276	$671,379
Increase (decrease) in deferred income tax valuation allowance	(909,928)	(192,341)	336,058
Change in estimate of prior year income taxes	137,108	(201,808)	160,540
Permanent differences-life insurance	2,550	3,400	20,400
Permanent differences-other	1,190	1,700	31,068
State income taxes, (benefit) net of federal benefit	108,982	13,200	(34,168)
Foreign earnings taxed at rates other than the federal statutory rate	(48,096)	2,929	(1,035,780)
Other	14,484	—	—

Taxes on income	$190,240	$149,356	$149,497

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2006, 2005 and 2004, net of royalty fees charged to our European subsidiary, the Company’s domestic operation incurred a pretax profit of $2,134,157 and $1,223,090 and a pretax loss of $1,467,346, respectively. The Company’s international operations had pretax net income, net of royalty fees paid to the U.S. subsidiary of $465,695, $313,020 and $3,441,991, respectively.

6. Stockholders’ Equity

a. Treasury Stock

On November 8, 1996, the Company approved a stock repurchase program. The program, as amended, authorizes the Company to repurchase up to 850,000 shares of its own Common Stock. The repurchased shares will be used by the Company for certain employee benefit programs. As of September 30, 2006 and 2005, 607,547 treasury shares with an accumulated cost of $1,757,951 and average price of $ 2.89 was held by the Company as treasury shares.

b. Stock Compensation Plans

In August 1994, the Company adopted an Incentive Stock Option Plan (“ISO”), as defined in section 422(A) of the Internal Revenue Code. Pursuant to the ISO, up to 400,000 options may be granted for up to ten years with exercise prices at the fair market value of the Common Stock at the date of the grant, subject to adjustment as provided in the plan. As of September 30, 2006, 2005 and 2004, 45,867, 53,467 and 77,900 options were outstanding, respectively, ranging in prices from $1.35 to $2.54.

On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the “1996 Non-Qualified Plan”) which was approved by the Company’s stockholders on March 5, 1996. The 1996 Non-Qualified Plan authorizes the grant of 500,000 shares of Common Stock, subject to adjustment as provided in the plan. The plan terminated on March 5, 2006. This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code. There are various tax benefits which could accrue to the Company upon exercise of non-qualified stock options that may not be available to the Company upon exercise of qualified incentive stock options. The purpose of the plan is to provide the Company greater flexibility in rewarding key employees, consultants, and other entities without burdening the Company’s cash resources. As of September 30, 2006, 2005 and 2004, 285,975, 272,975 and 325,975 options ranging in prices from $1.08 to $4.13 were outstanding under the 1996 Non-Qualified Plan.

On December 17, 1997 the Company’s Board of Directors adopted and authorized a new incentive stock option plan (“1997 ISO”) pursuant to section 422A of the Internal Revenue Code. This plan was approved by the Company’s stockholders at its March 12, 1998 annual stockholders’ meeting. The 1997 ISO plan as adopted authorizes the grant of up to 700,000 shares of Common Stock, subject to adjustment as provided in the plan. This plan terminates on December 16, 2007. The options terms may not exceed ten years. Options cannot be granted at less than 100% of the market value at the time of grant. Options granted to employees who own more than 10% of the Company’s outstanding common stock cannot be granted at less than 110% of the market value at the time of grant. As of September 30, 2006, 2005 and 2004, 375,785, 413,135 and 514,102 options were outstanding with exercise prices from $1.08 to $ 17.50.

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

The 2000 plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options. Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company’s combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors, or a committee thereof, and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000. As of September 30, 2006, 2005 and 2004, 259,142, 323,517 and 444,617 options were outstanding from this plan ranging in prices from $1.05 to $ 5.78.

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

The 2003 Plan as adopted reserves up to 500,000 shares of Common Stock to be issued pursuant to stock options grants or other awards, subject to adjustment for any merger, reorganization, consolidation, recapitalization, stock dividend, stock split or any other changes on corporate structure affecting the common stock. All of the Common Stock which may be awarded under the 2003 Plan may be subject to delivery through Incentive Stock Option Plans. The 2003 Plan will be administered by the Board of Directors or a Committee thereof composed of two or more members who are non-employee Directors (the “Committee”). Grants of awards under the 2003 Plan to non-employee Directors require the approval of the Board of Directors. On September 5, 2006 the Company’s Board of Directors approved an amendment which increased the number of shares of Common Stock authorized and reserved for issuance under the plan by an additional 1,000,000 shares. The amendment was approved by our shareholders at our October 17, 2006 Annual Shareholders Meeting.

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercise of options through full recourse interest bearing notes not to exceed the cash consideration plus all applicable taxes in connection with the acquisition of shares.

This plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options. Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company’s combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000. As of September 30, 2006, 2005 and 2004, 468,000, 369,000 and 176,750 were outstanding from this plan ranging in prices from $3.02 to $ 4.62.

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s Board of Directors on May 9, 2000 adopted the Employee Stock Purchase Plan. This plan was approved by the stockholders at its July 18, 2000 annual stockholders’ meeting. This plan is intended to provide the Company’s full- time employees an opportunity to purchase an ownership interest in the Company through the purchase of Common Stock. The Company has reserved 100,000 Common Stock for issuance under the plan. This plan is to be administered by the Board of Directors. Employees who have completed six months of employment and who work more than 20 hours per week for more than five months in the year are eligible to participate in the plan. The employee may elect to payroll deductions up to 10% per pay period. The purchase price shall either be the lower of 85% of the closing price on the offering commencement date or the offering termination date. No employee will be granted an option to purchase Common Stock if such employee would own shares or holds options to purchase shares which would cause the employee to own more than 5% of the combined voting power of all classes of stock. Non-employees are not eligible to participate. This plan terminates on December 31, 2003. The maximum number of shares that may be issued in any quarterly offering is 10,000, plus un-issued shares from prior offerings whether offered or not. At our September 6, 2002 stockholders’ meeting, our stockholders’ approved an increase in shares reserved under this plan to 180,000, and extended the plan termination date to December 31, 2004. At our September 27, 2004 stockholders’ meeting, our stockholders’ approved an increase in shares reserved under this plan to 260,000, and extended the plan termination date to December 31, 2006. On May 25, 2006 the Company’s Board of Directors approved a third amendment to the plan increasing the number of shares available to 420,000 and extending the expiration date of the plan to December 31, 2010. The amendment was approved by our shareholders at our October 17, 2006 Annual Shareholders Meeting. As of September 30, 2006, 2005 and 2004, 142,736, 121,805 and 103,334 shares of Common Stock were purchased under this plan.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s fixed options plans as of September 30, 2006, 2005 and 2004 and changes during the years ending those dates is presented below:

	ISO	Weighted Average Exercise Price	Non Qualified	Weighted Average Exercise Price

Balance at September 30, 2003	1,249,622	$2.45	526,479	$3.25
Granted	182,750	3.66	—	—
Exercised	(163,503)	2.14	(165,250)	1.63
Forfeited	(55,500)	3.01	(15,254)	2.82

Balance at September 30, 2004	1,213,369	$2.65	345,975	$4.04
Granted	199,250	4.09	—	—
Exercised	(190,000)	2.19	—	1.63
Forfeited	(63,500)	3.77	(73,000)	4.14

Balance at September 30, 2005	1,159,119	$2.91	272,975	$4.02
Granted	136,000	3.40	50,000	3.38
Exercised	(87,462)	1.61	(24,935)	1.38
Forfeited	(58,863)	3.28	(12,065)	1.50

Balance at September 30, 2006	1,148,794	$3.05	285,975	$4.24

Options exercisable at September 30, 2006	791,044	$2.74	285,975	$3.24

As of September 30, 2006 the balance of both ISO and Non Qualified options outstanding and exercisable have a weighted average remaining contract term of 4.23 years and 3.72 years, respectively with an aggregate intrinsic value of $4,715,132 and $3,097,506, respectively.

The following table summarizes information about stock options outstanding at September 30, 2006:

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable Number Exercisable	Weighted Average Exercise Price

$1.35	22,000	0.20	$1.35	22,000	$1.35
1.87	3,200	0.20	1.87	3,200	1.87
2.07	9,000	0.50	2.07	9,000	2.07
2.54	40,000	0.20	2.54	40,000	2.54
2.32	60,000	1.30	2.32	60,000	2.32
2.25	49,200	0.20	2.25	49,200	2.25
3.87	10,000	0.30	2.87	10,000	3.87
3.94	144,402	0.50	2.94	144,402	3.94
2.82	60,000	0.20	2.82	60,000	2.82
8.75	20,000	0.70	8.75	20,000	8.75
5.25	47,900	0.80	5.25	47,900	5.25
5.78	34,600	0.80	5.78	34,600	5.78
4.13	37,500	0.50	4.13	37,500	4.13
1.38	68,917	0.40	1.38	68,917	1.38
1.05	49,000	1.60	1.05	49,000	1.05
3.05	75,000	2.70	3.05	75,000	3.05
1.08	186,050	3.50	1.08	185,800	1.08
3.02-3.64	163,750	4.10	3.27	137,500	3.27
4.45	30,000	3.80	4.45	15,000	4.45
4.40	16,000	4.20	4.40	8,000	4.40
4.62	80,000	4.80	4.62	—	—
3.56	92,250	5.90	3.56	—	—
3.19-3..21	126,000	9.10	3.20	—	—
4.67	10,000	9.30	4.67	—	—

	1,434,769			1,077,019

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7. Significant Customer Information

For the years ended September 30, 2006 and September 30, 2005, the Company had no single customer that accounted for more than 10% of the Company’s sales. For the year ended September 30, 2004 the Company had one customer that accounted for about 12% of its net sales. As of September 30, 2006 and 2005, the Company had twenty seven and twenty one customers who accounted for 88% of the net accounts receivable.

8. Related Party Transactions

The Company occupies a facility located at 91 Cabot Court, Hauppauge, New York and uses it for executive offices and for the testing, storage and shipping of our products. In February 1990, Hauppauge Computer Works, Inc., (“HCW”), entered into a lease for the premises (the “1990 Lease”), with Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, our Chairman of the Board, President, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing and the holder of approximately 8.1% of our shares of Common Stock as of September 30, 2006, Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 5.8% of our shares of Common Stock as of September 30, 2006, and Laura Aupperle, believed by us to be the holder of approximately 9.5% of our shares of Common Stock, including shares of Common Stock attributed to the Estate of Kenneth R. Aupperle, as of September 30, 2006. Ladokk Realty Co., LLC is the successor to Ladokk Realty Co. (“Ladokk”) As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly, and subject to 5% annual increases effective February 1st of each year. The Company was also obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease. Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by us.

On February 17, 2004, HCW and Ladokk terminated the 1990 Lease and HCW entered into a new lease agreement with Ladokk (the “2004 Lease”). The 2004 Lease term was for five years and terminated on February 16, 2009. The annual rent under the 2004 Lease was $360,000, payable monthly. The Company was also obligated to pay real estate taxes and operating costs of maintaining the premises subject to such lease. Concurrently with the new lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require us to sign a guarantee. Accordingly, we no longer guarantee the landlord’s mortgages.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 17, 2006, HCW executed an amendment to the 2004 Lease with Ladokk for the premises (the “Lease Amendment”). The Lease Amendment commenced as of September 1, 2006 and ends on August 31, 2011. The base rent under the Lease Amendment for the first year of the term is $300,000, payable monthly in the amount of $25,000. Rent is subject to an annual increase of 3% over the term. The execution of the Lease Amendment was approved by the Company’s Board of Directors, following the recommendation of the Company’s Audit Committee.

The Lease Amendment provides for the payment of rent arrearages in the aggregate amount of $168,667 (the “Arrearage”) to be paid in the amount of $5,000 per month tendered with rent until the Arrearage is paid in full. Subject to the terms and conditions of the 2004 Lease, HCW is obligated to pay for utilities, repairs to the Premises, and taxes during the term.

The Lease Amendment provides that HCW has the option to renew the current lease term for an additional 5 year term after the expiration of the current lease term upon written notice given to Ladokk between six and twelve months prior to expiration of the current lease. Rent due during the first year of the renewal term is to be equal to the market rate at the end of the current lease, but not less than rent paid during the last year of the current lease, and is subject to rent increases for the second through fifth years of the renewal term by CPI plus 1% per annum.

On December 17, 1996 the Board of Directors approved the issuance of warrants to Ladokk in consideration of Ladokk’s agreement to cancel the last three years of the Company’s lease and to grant an option to the Company to extend the lease for three years. The Stock Option Committee authorized the grant of a warrant to Ladokk to acquire 120,000 shares of Common Stock at an exercise price of $1.91, which warrant is exercisable for a term of ten years. The market price of the option equaled the exercise price at the date of the grant. The effect of imputing the fair value of the options granted was immaterial. The options were still outstanding as of September 30, 2006.

The Company had amounts payable to this related party for unpaid rent of $168,667 and $228,667 as of September 30, 2006 and 2005, respectively

Minimum annual lease payments to related parties and unrelated third parties are as follows:

Years Ended September 30,

2007	$560,250
2008	493,670
2009	499,887
2010	510,162
2011	246,604

Total	$2,310,573

Rent expense to related parties and non related third parties totaled approximately $597,000, $604,000 and $581,000 for the years ended September 30, 2006, 2005 and 2004 respectively. The Company pays the real estate taxes and it is responsible for normal building maintenance.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

c. Forward Exchange Contracts

Net sales to the Company’s European customers are denominated in local currencies (primarily the Euro and British Pound Sterling) which results in the Company’s European subsidiary being a net receiver of currencies other than the U.S. dollar. In light of this, the Company results benefit from a weak dollar and are adversely affected by a strong dollar relative to the major worldwide currencies, especially the Euro and British Pound Sterling. Consequently, changes in exchange rates expose the Company to market risks resulting from the fluctuations in the foreign currency exchange rates to the U.S. dollar. The Company attempts to reduce these risks by entering into foreign exchange forward contracts with financial institutions to protect against currency exchange risks.

As of September 30, 2006, the Company has foreign currency forward contracts outstanding of $2,179,000 against delivery of the Euro. The contracts expire from October 2006 through November 30, 2006.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Quarterly Information (Unaudited)

The following presents certain unaudited quarterly financial data:

	(In thousands, except per share data) Quarters ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006

Net Sales	$25,045	$26,685	$23,776	$22,156
Gross Profit	5,232	5,182	4,632	4,796
Operating income	1,057	983	450	74
Net income	1,020	958	380	51
Net income per share:
Basic	$0.11	$0.10	$0.04	$0.01
Diluted	$0.10	$0.10	$0.04	$0.01

	(In thousands, except per share data) Quarters ended
	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005

Net Sales	$23,361	$20,362	$19,373	$15,362
Gross Profit	5,312	4,820	4,392	3,335
Operating income (loss)	1,327	862	154	(881)
Net income (loss)	1,264	827	160	(864)
Net income (loss) per share:
Basic	$0.14	$0.09	$0.02	$(0.09)
Diluted	$0.13	$0.08	$0.02	$(0.09)

Since the Company sells primarily to the consumer market, it has experienced certain revenue trends. The sales of the Company’s products, which are primarily sold through distributors and retailers, have historically been stronger during the Company’s first fiscal quarter (October to December), which due to the holiday season, is a strong quarter for computer equipment sales. In addition, the Company’s international sales, mostly in the European market, were 54%, 54% and 66% of sales for the years ended September 30, 2006, 2005 and 2004, respectively. Due to this, the Company’s sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York

          The audits referred to in our report dated November 29, 2006, relating to the consolidated financial statements of Hauppauge Digital, Inc. and Subsidiaries included the audits of the financial statement schedules for each of the three years in the period ended September 30, 2006. These financial statement schedules are the responsibility of management. Our responsibility is to express an opinion on these schedules based on our audits.

          In our opinion, such financial statement schedules presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Melville, New York
November 29, 2006

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Description	Balance at of Beginning Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Bad Debt Recoveries (2)	Balance at End of Year

YEAR ENDED SEPTEMBER 30, 2006
Reserve and allowances deducted from asset accounts :
Allowance for doubtful accounts	$300,000	$120,000	—	—	—	$420,000

YEAR ENDED SEPTEMBER 30, 2005
Reserve and allowances deducted from asset accounts:
Allowance for doubtful accounts	$250,000	$50,000	—	—	—	$300,000

YEAR ENDED SEPTEMBER 30, 2004
Reserve and allowances deducted from asset accounts:
Allowance for doubtful accounts	$202,244	$47,756	—	—	—	$250,000

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Reserve for Obsolete and Slow Moving Inventory

Description	Balance at Beginning of Year	Charged to Costs And Expenses	Charged to Other Accounts	Disposals (1)	Balance at End of Year

YEAR ENDED SEPTEMBER 30, 2006
Reserve and allowances deducted from asset accounts:
Reserve for obsolete and slow moving inventory	$1,407,712	$265,947	—	(373,659)	$1,300,000
YEAR ENDED SEPTEMBER 30, 2005
Reserve and allowances deducted from asset accounts:
Reserve for obsolete and slow moving inventory	$1,377,712	$30,000	—	—	$1,407,712
YEAR ENDED SEPTEMBER 30, 2004
Reserve and allowances deducted from asset accounts:
Reserve for obsolete and slow moving inventory	$2,794,078	$235,000	—	($1,651,366)	$1,377,712

(1) Obsolete inventory disposed of

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Reserve for sales returns

Description	Balance at Beginning of Year	Charged to Costs And Expenses	Charged to Other Accounts	Adjustments (1)	Balance at End of Year

YEAR ENDED SEPTEMBER 30, 2006
Sales reserve deducted from sales and receivables account	$2,957,000	$—	—	$—	$2,957,000
Reserve for sales returns

YEAR ENDED SEPTEMBER 30, 2005
Sales reserve deducted from sales and receivables account	$3,004,940	$(47,940)	—	$—	$2,957,000
Reserve for sales returns

YEAR ENDED SEPTEMBER 30, 2004
Sales reserve deducted from sales and receivables account	$2,684,940	$320,000	—	$—	$3,004,940
Reserve for sales returns

(1) Sales reserve adjusted per historical evaluation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAUPPAUGE DIGITAL INC.

By:	/s/ Kenneth Plotkin	Date:	December 28, 2006

KENNETH PLOTKIN
President, Chairman of the Board, Chief Executive Officer Executive Officer and Chief Operating Officer

By:	/s/ Gerald Tucciarone	Date:	December 28, 2006

GERALD TUCCIARONE
Treasurer, Chief Financial Officer (Principal Financial and Principal Accounting Officer) and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth Plotkin	Date:	December 28, 2006

KENNETH PLOTKIN

President, Chairman of the Board, Chief Executive Officer Executive Officer and Chief Operating Officer

By:	/s/ Gerald Tucciarone	Date:	December 28, 2006

GERALD TUCCIARONE
Treasurer, Chief Financial Officer (Principal Financial and Principal Accounting Officer) and Secretary

By:	/s/ Seymour G. Siegel	Date:	December 28, 2006

SEYMOUR G. SIEGEL
Director

By:	/s/ Bernard Herman	Date:	December 28, 2006

BERNARD HERMAN
Director

By:	/s/ Robert S Nadel	Date:	December 28, 2006

ROBERT S. NADEL
Director

By:	/s/ Neal Page	Date:	December 28, 2006

NEAL PAGE
Director

By:	/s/ Christhopher G/ Payan	Date:	December 28, 2006

CHRISTOPHER G. PAYAN
Director