Form 10-Q
period 2006-12-31
HAUPPAUGE DIGITAL INC
filed 2007-02-09
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

☐ YES     ☒ NO

As of January 31, 2007, 9,823,181 shares of .01 par value Common Stock of the registrant were outstanding.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	Page no.

Condensed Consolidated Balance Sheets - December 31, 2006 (unaudited) and September 30, 2006	5

Condensed Consolidated Statements of Income - Three Months ended December 31, 2006 (unaudited) and 2005 (unaudited)	6

Condensed Consolidated Statements of Other Comprehensive Income - Three months ended December 31, 2006 (unaudited) and 2005 (unaudited)	7

Condensed Consolidated Statements of Cash Flows - Three Months ended December 31 , 2006 (unaudited) and 2005 (unaudited)	8

Notes to Condensed Consolidated Financial Statements	9 -15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16 -20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20-21

Item 4. Controls and Procedures	21

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006 (unaudited)	September 30, 2006
Assets:

Cash and cash equivalents	$9,857,227	$9,020,941
Receivables, net of various allowances	28,085,968	16,132,928
Inventories	12,649,471	9,905,746
Prepaid expenses and other current assets	839,848	895,223
Total current assets	51,432,514	35,954,838

Property, plant and equipment, net	616,760	612,311
Security deposits and other non current assets	84,491	83,239
Total assets	$52,133,765	$36,650,388

Liabilities and Stockholders’ Equity:

Current Liabilities:
Accounts payable	$23,518,087	$12,011,232
Accrued expenses -licensing fees	6,671,039	5,481,005
Accrued expenses	1,456,372	1,174,323
Income taxes payable	211,726	204,103
Total current liabilities	31,857,224	18,870,663

Stockholders' Equity:
Common stock $.01 par value; 25,000,000 shares authorized, 10,406,338 and 10,260,464 issued, respectively	104,063	102,605
Additional paid-in capital	14,543,945	14,222,890
Retained earnings	7,924,235	5,721,500
Accumulated other comprehensive (loss)	(537,751)	(509,319)
Treasury Stock, at cost, 607,547 shares	(1,757,951)	(1,757,951)
Total stockholders' equity	20,276,541	17,779,725
Total liabilities and stockholders' equity	$52,133,765	$36,650,388

 See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended December 31,
	2006	2005

Net sales	$29,919,133	$25,044,990
Cost of sales	23,101,596	19,813,206
Gross profit	6,817,537	5,231,784

Selling, general and administrative expenses	3,802,223	3,381,070
Research and development expenses	753,445	794,001
Income from operations	2,261,869	1,056,713

Other income:
Interest income	12,391	5,206
Foreign currency	12,027	964
Other income	24,418	6,170
Income before taxes on income	2,286,287	1,062,883
Tax provision	83,552	42,411
Net income	$2,202,735	$1,020,472

Net income per share:
Basic	$0.23	$0.11
Diluted	$0.22	$0.10

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended December 31,
	2006	2005
Net income	$2,202,735	$1,020,472
Foreign currency translation gain (loss)	56,265	(743,271)
Forward exchange contracts marked to market	(84,697)	(104,138)
Other comprehensive income	$2,174,303	$173,063

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2006	2005
Net income	$2,202,735	$1,020,472
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	52,456	45,070
Stock compensation expense	108,868	100,878
Other non cash items	(1,252)	1,387
Changes in current assets and liabilities:
Accounts receivable	(11,953,040)	(7,436,483)
Inventories	(2,743,725)	(591,450)
Prepaid expenses and other current assets	55,375	50,401
Accounts payable	11,506,855	5,312,183
Accrued expenses and other current liabilities	1,479,706	988,046
Total adjustments	(1,494,757)	(1,529,968)
Net cash provided by (used in) operating activities	707,978	(509,496)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(56,905)	(41,580)
Net cash used in investing activities	(56,905)	(41,580)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and employee stock purchases	213,645	24,081
Net cash provided by financing activities	213,645	24,081
Effect of exchange rates on cash	(28,432)	(847,409)
Net increase (decrease) in cash and cash equivalents	836,286	(1,374,404)
Cash and cash equivalents, beginning of period	9,020,941	7,567,393
Cash and cash equivalents, end of period	$9,857,227	$6,192,989
Supplemental disclosures:
Income taxes paid	$84,451	$16,776

See accompanying notes to condensed consolidated financial statements

 HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements for Hauppauge Digital Inc. (the “Company”) included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2006 Form 10-K.

The operating results for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the September 30, 2007 year end.

Certain reclassifications have been made to the prior condensed consolidated financial statements to conform to the current presentation.

Note 2. Receivables
Accounts and other receivables as of December 31, 2006 and September 30, 2006 consisted of :
	December 31,	September 30,
	2006	2006
Trade receivables	$20,222,728	$13,910,101
Receivable from contract manufacturers	10,478,797	4,916,402
GST and VAT taxes receivables	815,421	616,119
Allowances and reserves	(3,495,000)	(3,377,000)
Other	64,022	67,306
	$28,085,968	$16,132,928

Note 3. Foreign currency translations and transactions
The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the prevailing average spot rate. For periods prior to April 2006, the Company translated sales amounts at the average forward exchange contract rate. The change in this accounting treatment was immaterial to the Company’s current and prior financial statements. Translation adjustments arising from the translation to U.S. dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity. Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income. The Company had a translation loss of $531,289 recorded on the balance sheet as of September 30, 2006. For the three months ended December 31, 2006, the Company recorded on the balance sheet deferred translation gains of $56,265, resulting in a translation loss of $475,024 recorded as a component of accumulated other comprehensive income as of December 31, 2006.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Inventories
Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:
	December 31,	September 30,
	2006	2006
Component parts	$7,294,806	$4,868,483
Finished goods	5,354,665	5,037,263
	$12,649,471	$9,905,746

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

	Three months ended December 31
	2006	2005
Weighted average shares outstanding-basic	9,678,869	9,508,100
Number of shares issued on the assumed exercise of stock options	555,762	507,157
Weighted average shares outstanding-diluted	10,234,631	10,015,257

Options to purchase 10,172 and 92,876 shares of common stock, at a price of $8.75 and ranging from $3.88 to $8.75, were outstanding for the three months ended December 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 6. Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) consists of two components: translation gains and losses and FAS 133 mark to market gains and losses on our open foreign exchange contracts. As of December 31, 2006, appearing in the equity section under “ Accumulated other comprehensive income (loss)” reflected a loss of $537,751, which consisted of a deferred translation loss of $475,024 and a deferred loss of $62,727 due to the mark to market differences between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

The table below details the gains and losses that make up the accumulated other comprehensive loss of $537,751 recorded on our balance sheet as of December 31, 2006:

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accumulated other comprehensive income (loss)	Balance as of	Oct 06 to Dec 06	Balance as of
Fiscal 2007 activity	Sept 30 2006	gains (losses)	Dec 31, 2006
Translation gains and losses	$(531,289)	$56,265	$(475,024)
FAS 133 mark to market adjustment	21,970	(84,697)	(62,727)
	$(509,319)	$(28,432)	$(537,751)

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

Note 8. Product segment and geographic information

The Company operates in one business segment, which is the development, marketing and manufacturing of analog and digital TV receiver products for the personal computer market. The products are similar in function and share commonality of component parts and manufacturing processes. The Company’s products are either sold, or can be sold, by the same retailers and distributors in our marketing channel. The Company also sells product directly to PC manufacturers. The Company evaluates its product lines under the functional categories of analog TV receivers, digital TV receivers and other non-TV tuner products.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s products fall under three product categories:

Analog TV receivers
Digital TV receivers
Other non-TV receiver products

The Company’s analog TV receiver products enable, among other things, a PC user to watch TV in a resizable window on a PC.

The Company’s digital TV receiver products enable, among other things, a PC user to watch digital TV in a resizable window on a PC.

The Company’s other non-TV receiver products enable, among other things, a PC user to video conference, watch and listen to PC based videos, music and pictures on a TV set through a home network, and record TV shows on a PC for playback on portable video players.

Sales by functional category are as follows:

	Three months ended December 31
	2006	2005
Product line sales
Analog sales	$11,215,097	$14,893,280
Digital sales	18,195,597	9,542,040
Other non-TV tuners products	508,439	609,670
Total sales	$29,919,133	$25,044,990

The Company sells its products through a domestic and international network of distributors and retailers. It maintains sales offices in both Europe and Asia. Sales percent by geographic region are as follows:

	Three months ended December 31,
Sales percent by geographic region	2006	2005
United States	42%	41%
Europe	56%	56%
Asia	2%	3%
Total	100%	100%

 Note 9. Stock-based compensation
Prior to October 1, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, " Accounting for Stock-Based Compensation" (SFAS No.123). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant, therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 10.  Arrangements with off-balance sheet risk - guarantees
The Company occupies a facility located in Hauppauge New York which is used for its executive offices and for the testing, storage and shipping of the Company’s products. Hauppauge Computer Works, Inc. (“HCW’), a wholly owned subsidiary of Hauppauge Digital Inc., leases this facility from Ladokk Realty, LLC (“Ladokk”), the members of which are Kenneth Plotkin, the Company’s Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing, Director and the holder of approximately 8.1% of the Company’s Common Stock as of December 31, 2006, Dorothy Plotkin, the wife of Kenneth Plotkin and holder of approximately 5.8% of the Company’s Common Stock as of December 31, 2006, and Laura Aupperle, believed by the Company to be the holder of approximately 9.5% of the Company’s Common Stock, including Common Stock attributed to the Estate of Kenneth R. Aupperle.

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

On October 17, 2006, HCW executed an amendment to the 2004 Lease with Ladokk for the premises (the “Lease Amendment”). The Lease Amendment commenced as of September 1, 2006 and ends on August 31, 2011. The base rent under the Lease Amendment for the first year of the term is $300,000, payable monthly in the amount of $25,000. Rent is subject to an annual increase of 3% over the term. The execution of the Lease Amendment was approved by the Company’s Board of Directors , following the recommendation of the Company’s Audit Committee.

The Lease Amendment provides for the payment of rent arrearages in the aggregate amount of $168,667 (the “Arrearage”) to be paid in the amount of $5,000 per month tendered with rent until the Arrearage is paid in full. Subject to the terms and conditions of the 2004 Lease, HCW is obligated to pay for utilities, repairs to the building, and taxes during the term.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED DECEMBER 31, 2006 COMPARED TO
DECEMBER 31, 2005

Results of operations for the three months ended December 31, 2006 compared to December 31, 2005 are as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	12/31/06	12/31/05		$2006	2005	Variance

Net sales	$29,919,133	$25,044,990	$4,874,143	100.00%	100.00%	-
Cost of sales	23,101,596	19,813,206	3,288,390	77.21%	79.11%	-1.90%
Gross profit	6,817,537	5,231,784	1,585,753	22.79%	20.89%	1.90%
Gross profit %	22.79%	20.89%	1.90%
Selling , general and administrative expenses:
Sales and marketing	2,707,222	2,356,572	350,650	9.05%	9.41%	-0.36%
Technical support	136,405	132,079	4,326	0.46%	0.53%	-0.07%
General and administrative	890,983	824,818	66,165	2.98%	3.29%	-0.31%
Stock compensation expense	67,613	67,601	12	0.23%	0.27%	-0.04%
Total selling, general and administrative expense	3,802,223	3,381,070	421,153	12.72%	13.50%	-0.78%
Research and development	712,190	760,724	(48,534)	2.38%	3.04%	-0.66%
Research and stock compensation expense	41,255	33,277	7,978	0.14%	0.13%	0.01%
Total expenses	4,555,668	4,175,071	380,597	15.24%	16.67%	-1.43%
Net operating income	2,261,869	1,056,713	1,205,156	7.55%	4.22%	3.33%

Other income :
Interest income	12,391	5,206	7,185	0.04%	0.02%	0.02%
Foreign currency	12,027	964	11,063	0.04%	0.00%	0.04%
Total other income	24,418	6,170	18,248	0.08%	0.02%	0.06%
Income before taxes on income	2,286,287	1,062,883	1,223,404	7.63%	4.24%	3.39%
Taxes on income	83,552	42,411	41,141	0.28%	0.17%	0.11%
Net income	$2,202,735	$1,020,472	$1,182,263	7.35%	4.07%	3.28%

Net sales for the three months ended December 31, 2006 increased $4,874,143 compared to the three months ended December 31, 2005 as shown in the table below.

	Three Months	Three Months	Increase (decrease)	Increase	Percentage of sales by
	ended	ended	Dollar	(decrease)	geographic region
Location	12/31/06	12/31/05	variance	variance %	2006	2005
Domestic	$12,472,831	$10,204,935	$2,267,896	22%	42%	41%
Europe	16,920,057	14,176,926	2,743,131	19%	56%	56%
Asia	526,245	663,129	(136,884)	-21%	2%	3%
Total	$29,919,133	$25,044,990	$4,874,143	19%	100%	100%

Net sales to domestic customers were 42% and 41% of net sales for the three months ended December 31, 2006 and 2005, respectively. Net sales to European customers were 56% of net sales for the three months ended December 31, 2006 and 2005, respectively. Net sales to Asian customers were 2% and 3% of net sales for the three months ended December 31, 2006 and 2005, respectively. We experienced an increase in unit sales of about 36% while the dynamics of new production and changes in sales mix lowered the average sales price by about 12%.

Gross profit

Gross profit increased $1,585,753 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

The increases and (decreases) in the gross profit are detailed below:
Increase
(decrease)

Increased sales	$1,304,072
Higher gross profit on sales mix	572,700
Production and production related costs	(291,019)
Total increase in gross profit	$1,585,753

Gross profit percentage for the three months ended December 31, 2006 was 22.79% compared to 20.89% for the three months ended December 31, 2005, an increase of 1.90%.

The increases and (decreases) in the gross profit percent are detailed below:

Increase
(decrease)
Higher gross profit on sales mix	1.65%
Production and production related costs	0.25%
Net decrease in gross profit percent	1.90. %

The increase in the gross profit percent of 1.90 % for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 was primarily due to:

•	A higher sales percentage of higher gross profit margin products contributed to a 1.65% increase in gross profit

•
Production and shipping costs declined as a percentage of sales which contributed to a 0.25% increase in gross profit percent. The increase in net sales was about 19% while the increase in production costs was about 16%

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Three months ended December 31,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2006	2005	(decrease)	2006	2005	(decrease)
Sales and marketing	$2,707,222	$2,356,572	$350,650	9.05%	9.41%	-0.36%
Technical support	136,405	132,079	4,326	0.46%	0.53%	-0.07%
General and administrative	890,983	824,818	66,165	2.98%	3.29%	-0.31%
Stock compensation expense	67,613	67,601	12	0.23%	0.27%	-0.04%
Total	$3,802,223	$3,381,070	$421,153	12.72%	13.50%	-0.78%

Selling, general and administrative expenses increased $421,153 from the prior year. As a percentage of sales, Selling, general and administrative expenses decreased by 0.78% when compared to the three months ended December 31, 2005. The increase in sales and marketing expense of $350,650 was mainly due to higher sales based expenses such as commission, cooperative advertising and promotional expenses. The increase in technical support expenses of $4,326 was primarily due to compensation related costs. The increase in general and administrative expenses of $66,165 was primarily due to compensation increases for additional managerial and support staff and incentive related expenses.

Research and development expenses

Research and development expenses decreased $40,556. The decrease was mainly due decreased third party development costs offset somewhat by an increase in stock compensation expense.

Other income

Net other income for the three months ended December 31, 2006 was $24,418 compared to net other income of $6,170 for the three months ended December 31, 2005. The change was primarily driven by higher interest income and foreign currency transaction gains.

Tax provision
Our net tax provision for the three months ended December 31, 2006 and 2005 is as follows:

	Three months ended December 31,
	2006	2005
AMT Tax attributable to U.S operations	$31,000	$10,000
Tax expense European operations	47,552	27,411
State taxes	5,000	5,000
Net tax provision	$83,552	$42,411

The deferred tax assets and the offsetting tax valuation allowance is attributable to the Company’s domestic operations. For three out of the last five fiscal years, the Company’s domestic operation incurred tax losses. Fiscal 2005 was the first year out of the last five years in which the Company’s domestic operations had pre tax income. As of December 31, 2006, we evaluated the future realization of our deferred tax assets and the corresponding valuation allowance. The Company took into consideration:

•	the tax losses incurred by our domestic operations in three out of the last five years
•	the seasonal nature and cyclical nature of the business, which makes it difficult to predict the future realization of the deferred tax asset
•	the dynamic market and technological changes that occur in our industry

After evaluating the circumstances listed above, it was the Company’s opinion that as of December 31, 2006, the valuation allowance was still applicable.

We recorded net income of $2,202,735, for the three months ended December 31, 2006, which resulted in basic net income per share of $0.23 and diluted net income per share of $0.22 on weighted average basic and diluted shares of 9,678,869 and 10,234,631, respectively, compared to a net income of $1,020,472 for the three months ended December 31, 2005, which resulted in basic net income per share of $0.11 and diluted net income per share of $0.10, respectively, on weighted average basic and diluted shares of 9,508,100 and 10,015,257, respectively.

Options to purchase 10,172 and 92,876 shares of common stock, at a price of $8.75 and ranging from $3.88 to $8.75, were outstanding for the three months ended December 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Seasonality
As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is our first fiscal quarter (October to December), followed by our fourth fiscal quarter (July to September). In addition, our international sales, mostly in the European, market, were 54%, 54% and 66% of sales for the years ended September 30, 2006, 2005 and 2004, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period.

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature of our retail sales.

Liquidity and capital resources
Our cash, working capital and stockholders’ equity position as of December 31, 2006 and September 30, 2006 is set forth below:

	December 31, 2006	September 30, 2006

Cash	$9,857,227	$9,020,941
Working Capital	19,575,290	17,084,175
Stockholders’ Equity	20,276,541	17,779,725

We had cash and cash equivalents as of December 31, 2006 of $9,857,227, a increase of $836,286 from September 30, 2006.

The increase in cash was due to :

Sources of cash:
Net income adjusted for non cash items	$2,362,807
Increase in accounts payable and accrued expenses	12,986,561
Proceeds from employee stock purchases	213,645
Decrease in prepaid expenses and other current assets	55,375
Less cash used for:
Increase in account receivables	(11,953,040)
Increase in inventories	(2,743,725)
Effect of exchange rates on cash	(28,432)
Capital equipment purchases	(56,905)
Net cash increase	$836,286

Net cash of $707,978 provided by operating activities was primarily due to net income adjusted for non cash items of $2,362,807, increases in accounts payable and accrued expenses of $12,986,561 and a decrease of $55,375 in prepaid expenses and other current assets. Offsetting these increases in cash were increases in accounts receivable of $11,953,040, due primarily to a 35% sales increase for the first quarter of fiscal 2007 over the fourth quarter of fiscal 2006, and increases in inventory of $2,743,725 needed to fund the increase in sales.

Cash of $56,905 was used to purchase fixed assets. Proceeds from stock purchased by employees through the purchase of options and through the employee stock purchase plan provided additional cash of $213,645. The effect of exchange rates used cash of $ 28,432.

We believe that our cash and cash equivalents as of December 31, 2006, our internally generated cash flow and our $3,000,000 bank line of credit will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future contractual obligations
The following table shows our contractual obligations related to lease obligations as of December 31, 2006:

		Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$2,170,998	$553,754	$905,484	$711,760

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

As of December 31, 2006, we had foreign currency contracts outstanding of approximately $2,051,000 against the delivery of the Euro. These contracts expire from January 2007 through February 2007. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. We recorded a deferred loss of $84,697 for the three months ended December 31 2006. As of December 31, 2006, a deferred loss of $62,727, reflecting the cumulative mark to market gains of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

Item 4. Controls and procedures
Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Special note regarding forward looking statements
This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipated,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in our Annual Report on Form 10-K for the year ended September 30, 2006), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. All cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear.

PART II. OTHER INFORMATION

Item 1A. Risk factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 2. Unregistered sales of equity securities and use of proceeds
On November 8, 1996, we approved a stock repurchase program. The program authorizes us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997.

The Company did not repurchase any of its common stock our stock repurchase program during the quarter ended December 31, 2006.

Item 4. Submission of matters to a vote of security holders
The following proposals were submitted to the stockholders for approval at the Annual Meeting of Stockholders held on October 17, 2006 at our offices:

Proposal No. 1: Election of directors

The following directors were elected by the votes indicated:

	For	Withheld
Kenneth Plotkin	8,857,136	105,519
Bernard Herman	8,650,220	311,435
Robert S. Nadel	8,149,821	811,834
Christopher G. Payan	8,871,379	90,276
Neal Page	8,863,129	98,526
Seymour G. Siegel	8,780,100	181,555

Proposal No. 2: Proposal to ratify the amendment to the Company’s 2003 Performance and Equity Plan

The proposal to ratify the amendment to the Company’s 2003 Performance and Equity to increase the number of shares of Common Stock authorized under the plan by an additional 1,000,000 shares was ratified by the Company’s stockholders’ per the following vote:

For	Against	Abstain	Broker non-votes
3,233,193	772,049	73,640	4,876,953

Proposal No. 3: Proposal to ratify the amendment to the Company’s Employee Stock Purchase Plan

The proposal to ratify the amendment to the Company’s Employee Stock Purchase Plan to increase the number shares of Common Stock available under the plan from 260,000 to 420,000 and to change the termination date of the Company’s Employee Stock Purchase Plan to December 31, 2010 from December 31, 2006 was ratified by the Company’s stockholders’ per the following vote:

For	Against	Abstain	Broker non-votes
3,794,521	206,345	78,016	4,876,953

Item 6. Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUPPAUGE DIGITAL INC. Registrant

Date: February 9, 2007	By	/s/ Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the Board,
President (Principal Executive Officer) and Director

Date: February 9, 2007	By	/s/ Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Accounting officer) and Secretary