Form 10-Q
period 2007-03-31
HAUPPAUGE DIGITAL INC
filed 2007-05-10
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR

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

☒ LARGE ACCELERATED FILER ☐ ACCELERATED FILER ☒ NON-ACCELERATED FILER

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange act).

☐ YES ☒ NO

As of April 30, 2007, 9,958,766 shares of .01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

INDEX

Page no.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - March 31, 2007 (unaudited) and September 30, 2006	3

Condensed Consolidated Statements of Income - Three Months ended March 31, 2007 (unaudited) and 2006 (unaudited)	4

Condensed Consolidated Statements of Income - Six Months ended March 31, 2007 (unaudited) and 2006 (unaudited)	5

Condensed Consolidated Statements of Other Comprehensive Income -Three and six months ended March 31, 2007 (unaudited) and 2006 (unaudited)	6

Condensed Consolidated Statements of Cash Flows-Six months ended March 31, 2007 (unaudited) and 2006 (unaudited)	7

Notes to Condensed Consolidated Financial Statements	8 -12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13 -19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	22

Signatures	23

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (unaudited)	September 30, 2006
Assets:
Current Assets:
Cash and cash equivalents	$10,090,574	$9,020,941
Receivables, net of various allowances	28,636,149	16,132,928
Inventories	11,992,208	9,905,746
Prepaid expenses and other current assets	1,009,171	895,223
Total current assets	51,728,102	35,954,838

Property, plant and equipment, net	694,438	612,311
Security deposits and other non current assets	83,428	83,239
Total assets	$52,505,968	$36,650,388

Liabilities and Stockholders’ Equity:

Current Liabilities:
Accounts payable	$22,071,671	$12,011,232
Accrued expenses - fees	7,691,641	5,481,005
Accrued expenses - other	1,010,811	1,174,323
Income taxes payable	220,660	204,103
Total current liabilities	30,994,783	18,870,663

Stockholders' Equity:
Common stock $.01 par value; 25,000,000 shares authorized, 10,559,053 and 10,260,464 issued, respectively	105,591	102,605
Additional paid-in capital	15,112,939	14,222,890
Retained earnings	9,201,169	5,721,500
Accumulated other comprehensive (loss)	(1,150,563)	(509,319)
Treasury Stock, at cost, 607,547 shares	(1,757,951)	(1,757,951)
Total stockholders' equity	21,511,185	17,779,725
Total liabilities and stockholders' equity	$52,505,968	$36,650,388

 See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31,
	2007	2006
Net sales	$29,891,841	$26,685,393
Cost of sales	24,248,250	21,503,859
Gross profit	5,643,591	5,181,534

Selling, general and administrative expenses	3,550,240	3,429,858
Research and development expenses	749,827	768,832
Income from operations	1,343,524	982,844

Other income (expense):
Interest income	9,347	6,275
Foreign currency	(18,245)	13,487
Other income (expense)	(8,898)	19,762
Income before taxes on income	1,334,626	1,002,606
Tax provision	57,693	44,728
Net income	$1,276,933	$957,878

Net income per share:
Basic	$0.13	$0.10
Diluted	$0.12	$0.10

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six months ended March 31,
	2007	2006
Net sales	$59,810,974	$51,730,383
Cost of sales	47,349,846	41,317,065
Gross profit	12,461,128	10,413,318

Selling, general and administrative expenses	7,352,462	6,810,926
Research and development expenses	1,503,272	1,562,833
Income from operations	3,605,394	2,039,559

Other income:
Interest income	21,738	11,481
Foreign currency	(6,218)	14,451
Other income	15,520	25,932
Income before taxes on income	3,620,914	2,065,491
Tax provision	141,245	87,139
Net income	$3,479,669	$1,978,352

Net income per share:
Basic	$0.36	$0.21
Diluted	$0.34	$0.20

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2007	2006
Net income	$1,276,933	$957,878
Foreign currency translation (loss)	(644,215)	(175,651)
Forward exchange contracts marked to market	31,403	(39,528)
Other comprehensive income	$664,121	$742,699

	Six months ended March 31,
	2007	2006
Net income	$3,479,669	$1,978,352
Foreign currency translation (loss)	(587,950)	(918,922)
Forward exchange contracts marked to market	(53,294)	(143,666)
Other comprehensive income	$2,838,425	$915,764

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2007	2006
Net income	$3,479,669	$1,978,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	105,051	90,609
Stock compensation expense	236,584	187,824
Other non cash items	(189)	(1,711)
Changes in current assets and liabilities:
Accounts receivable	(12,503,221)	(14,813,398)
Inventories	(2,086,462)	(2,946,148)
Prepaid expenses and other current assets	(113,948)	(50,749)
Accounts payable	10,060,439	12,817,718
Accrued expenses and other current liabilities	2,063,681	590,578
Total adjustments	(2,238,065)	(4,125,277)
Net cash provided by (used in) operating activities	1,241,604	(2,146,925)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(187,178)	(107,670)
Net cash used in investing activities	(187,178)	(107,670)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and employee stock purchases	656,451	205,308
Net cash provided by financing activities	656,451	205,038
Effect of exchange rates on cash	(641,244)	(1,062,588)
Net increase (decrease) in cash and cash equivalents	1,069,633	(3,111,875)
Cash and cash equivalents, beginning of period	9,020,941	7,567,393
Cash and cash equivalents, end of period	$10,090,574	$4,455,518
Supplemental disclosures:
Income taxes paid	$123,211	$36,607

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

The operating results for the three months and six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the September 30, 2007 year end.

Note 2. Receivables

Accounts and other receivables as of March 31, 2007 and September 30, 2006 consisted of :

	March 31, 2007	September 30, 2006
Trade receivables	$19,273,613	$13,910,101
Receivable from contract manufacturers	11,702,044	4,916,402
GST and VAT taxes receivables	1,241,724	616,119
Allowances and reserves	(3,652,500)	(3,377,000)
Other	71,268	67,306
	$28,636,149	$16,132,928

Note 3. Foreign currency translations and transactions

The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the prevailing average spot rate. For periods prior to April 2006, the Company translated sales amounts at the average forward exchange contract rate. The change in this accounting treatment was immaterial to the Company’s current and prior financial statements. Translation adjustments arising from the translation to U.S. dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity. Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income. The Company had a translation loss of $531,289 recorded on the balance sheet as of September 30, 2006. For the six months ended March 31, 2007, the Company recorded on the balance sheet a deferred translation loss of $587,950, resulting in a translation loss of $1,119,239 recorded as a component of accumulated other comprehensive income as of March 31, 2007.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	March 31, 2007	September 30, 2006
Component parts	$5,190,544	$4,868,483
Finished goods	6,801,664	5,037,263
	$11,992,208	$9,905,746

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

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Weighted average shares outstanding-basic	9,885,419	9,576,522	9,781,009	9,541,935
Number of shares issued on the assumed exercise of stock options	671,985	481,063	586,553	447,764
Weighted average shares outstanding-diluted	10,557,404	10,057,585	10,367,562	9,989,699

Options to purchase 2,668 and 173,111 shares of common stock, at a price of $8.75 and ranging from $3.19 to $8.75, were outstanding for the three months ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 22,781 and 218,173 shares of common stock, at a prices of $7.45 and $8.75 and ranging from $3.19 to $8.75, were outstanding for the six months ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of two components: translation gains and losses and FAS 133 mark to market gains and losses on our open foreign exchange contracts. As of March 31, 2007, appearing in the equity section under “ Accumulated other comprehensive income (loss)” was a loss of $1,150,563, which consisted of a deferred translation loss of $1,119,239 and a deferred loss of $31,324 due to the mark to market differences between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

The table below details the gains and losses that make up the accumulated other comprehensive loss of $1,150,563 recorded on our balance sheet as of March 31, 2007:

Accumulated other comprehensive income (loss) Fiscal 2007 activity	Balance as of Sept 30 2006	Oct 06 to Mar 07 gains (losses)	Balance as of Mar 31, 2007
Translation gains and losses	$(531,289)	$(587,950)	$(1,119,239)
FAS 133 mark to market adjustment	21,970	(53,294)	(31,324)
	$(509,319)	$(641,244)	$(1,150,563)

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

The Company’s products fall under three product categories:

Analog TV receivers
Digital TV receivers
Other non-TV receiver products

The Company’s analog TV receiver products enable, among other things, a PC user to watch and record analog cable TV in a resizable window on a PC.

The Company’s digital TV receiver products enable, among other things, a PC user to watch and record digital TV in a resizable window on a PC.

The Company’s other non-TV receiver products enable, among other things, a PC user to video conference, watch and listen to PC based videos, music and pictures on a TV set through a home network, and record TV shows on a PC for playback on portable video players.

Sales by functional category are as follows:

	Three months ended March 31,		Six months ended March 31,
Product line sales	2007	2006	2007	2006
Analog sales	$18,517,756	$19,073,668	$33,075,148	$34,111,143
Digital sales	10,786,065	7,117,034	25,639,367	16,514,879
Other non-TV tuners products	588,020	494,691	1,096,459	1,104,361
Total sales	$29,891,841	$26,685,393	$59,810,974	$51,730,383

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in both Europe and Asia. Sales percent by geographic region are as follows:

	Three months ended March 31,		Six months ended March 31,
Sales percent by geographic region	2007	2006	2007	2006
The Americas	60%	51%	51%	46%
Europe	39%	47%	47%	52%
Asia	1%	2%	2%	2%
Total	100%	100%	100%	100%

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Stock-based compensation

Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payments” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The stock compensation charges recorded for the vested options during the three and six month periods ended March 31, 2007 and 2006 are $127,716 and $86,946 , and $236,584 and $187,824.

Note 10.  Arrangements with off-balance sheet risk - guarantees

The Company occupies a facility located in Hauppauge New York which is used for its executive offices and for the testing, storage and shipping of the Company’s products. Hauppauge Computer Works, Inc. (“HCW’), a wholly owned subsidiary of Hauppauge Digital Inc., leases this facility from Ladokk Realty, LLC (“Ladokk”), the members of which are Kenneth Plotkin, the Company’s Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Vice President of Marketing, Director and the holder of approximately 8.1% of the Company’s Common Stock as of March 31, 2007, Dorothy Plotkin, the wife of Kenneth Plotkin and holder of approximately 5.8% of the Company’s Common Stock as of March 31, 2007, and Laura Aupperle, believed by the Company to be the holder of approximately 9.5% of the Company’s Common Stock, including Common Stock attributed to the Estate of Kenneth R. Aupperle.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2006

Results of operations for the three months ended March 31, 2007 compared to March 31, 2006 are as follows:

	Three Months Ended	Three Months Ended	Variance	Percentage of sales
	3/31/07	3/31/06		$2007	2006	Variance
Net sales	$29,891,841	$26,685,393	$3,206,448	100.00%	100.00%	-
Cost of sales	24,248,250	21,503,859	2,744,391	81.12%	80.58%	0.54%
Gross profit	5,643,591	5,181,534	462,057	18.88%	19.42%	-0.54%
Gross profit %	18.88%	19.42%	-0.54%
Selling , general and administrative expenses:
Sales and marketing	2,428,804	2,315,414	113,390	8.13%	8.68%	-0.55%
Technical support	146,570	154,771	(8,201)	0.49%	0.58%	-0.09%
General and administrative	894,179	901,419	(7,240)	2.99%	3.38%	-0.39%
Stock compensation expense	80,687	58,254	22,433	0.27%	0.22%	0.05%
Total selling, general and administrative expense	3,550,240	3,429,858	120,382	11.88%	12.86%	-0.98%
Research and development	702,798	740,140	(37,342)	2.35%	2.77%	-0.42%
Research and stock compensation expense	47,029	28,692	18,337	0.16%	0.11%	0.05%
Total expenses	4,300,067	4,198,690	101,377	14.39%	15.74%	-1.35%
Net operating income	1,343,524	982,844	360,680	4.49%	3.68%	0.81%

Other income (expense) :
Interest income	9,347	6,275	3,072	0.03%	0.02%	0.01%
Foreign currency	(18,245)	13,487	(31,732)	-0.06%	0.05%	-0.11%
Total other income (expense)	(8,898)	19,762	(28,660)	-0.03%	0.07%	-0.10%
Income before taxes on income	1,334,626	1,002,606	332,020	4.46%	3.75%	0.71%
Taxes on income	57,693	44,728	12,965	0.19%	0.17%	0.02%
Net income	$1,276,933	$957,878	$319,055	4.27%	3.58%	0.69%

Net sales for the three months ended March 31, 2007 increased $3,206,448 compared to the three months ended March 31, 2006 as shown in the table below.

	Three Months ended	Three Months ended	Increase(decrease) Dollar	Increase(decrease) variance	Percentage of sales by geographic region
Location	3/31/07	3/31/06	variance	%	2007	2006
The Americas	$17,927,014	$13,477,731	$4,449,283	33%	60%	51%
Europe	11,579,486	12,682,887	(1,103,401)	-9%	39%	47%
Asia	385,341	524,775	(139,434)	-27%	1%	2%
Total	$29,891,841	$26,685,393	$3,206,448	12%	100%	100%

Net sales to customers in North and South America were 60% and 51% of net sales for the three months ended March 31, 2007 and 2006, respectively. Net sales to Europe was 39% and 47% of net sales for the three months ended March 31, 2007 and 2006, respectively. Net sales to Asian customers were 1% and 2% of net sales for the three months ended March 31, 2007 and 2006, respectively. We experienced an increase in unit sales of about 18% while the dynamics of new production and changes in sales mix lowered the average sales price by about 5%.

Gross profit

Gross profit increased $462,057 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

The increases and (decreases) in the gross profit are detailed below:

Increase (decrease)
Increased sales	$891,774
Lower gross profit on sales mix	(554,780)
Production and production related costs	125,063
Total increase in gross profit	$462,057

Gross profit percentage for the three months ended March 31, 2007 was 18.88% compared to 19.42% for the three months ended March 31, 2006, a decrease of 0.54%.

The increases and (decreases) in the gross profit percent are detailed below:

Increase (decrease)
Lower gross profit on sales mix	(1.85%)
Production and production related costs	1.31%
Net decrease in gross profit percent	(0.54%)

The decrease in the gross profit percent of 0.54 % for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily due to:

•	A higher sales percentage of lower gross profit margin products contributed to a 1.85% decrease in gross profit

•
Production and shipping costs declined as a percentage of sales which contributed to a 1.31% increase in the gross profit percent. The increase in net sales was about 12% while the production costs decreased by about 6%.

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Three months ended March 31, Dollar Costs			Percentage of Sales
			Increase			Increase
	2007	2006	(decrease)	2007	2006	(decrease)
Sales and marketing	$2,428,804	$2,315,414	$113,390	8.13%	8.68%	-0.55%
Technical support	146,570	154,771	(8,201)	0.49%	0.58%	-0.09%
General and administrative	894,179	901,419	(7,240)	2.99%	3.38%	-0.39%
Stock compensation expense	80,687	58,254	22,433	0.27%	0.22%	0.05%
Total	$3,550,240	$3,429,858	$120,382	11.88%	12.86%	-0.98%

Selling, general and administrative expenses increased $120,382 from the prior year’s second quarter. As a percentage of sales, Selling, general and administrative expenses decreased by 0.98% when compared to the three months ended March 31, 2006. The increase in sales and marketing expense of $113,390 was mainly due to higher sales based expenses such as commission, cooperative advertising and promotional expenses. The decrease in technical support expenses of $8,201 was primarily due to compensation related costs. The decrease in general and administrative expenses of $7,240 was primarily due to rent and building overhead expenses. The increase in stock compensation expense was due to the associated expense of new stock option grants.

Research and development expenses

Research and development expenses decreased $19,005. The decrease was mainly due decreased third party development costs offset somewhat by an increase in stock compensation expense. The increase in stock compensation expense was due to the associated expense of new stock option grants.

Other income (expense)

Net other expense for the three months ended March 31, 2007 was $8,898 compared to net other income of $19,762 for the three months ended March 31, 2006. The change was primarily driven by higher interest income offset by foreign currency transaction losses.

Tax provision

Our net tax provision for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended March 31,
	2007	2006
AMT Tax attributable to U.S operations	$21,000	$20,000
Tax expense European operations	31,693	19,728
State taxes	5,000	5,000
Net tax provision	$57,693	$44,728

The deferred tax assets and the offsetting tax valuation allowance is attributable to our domestic operations. For three out of the last five fiscal years, our domestic operation incurred tax losses. Fiscal 2005 was the first year out of the last five years in which our domestic operations had pre tax income. As of March 31, 2007, we evaluated the future realization of our deferred tax assets and the corresponding valuation allowance. We took into consideration:

•	the tax losses incurred by our domestic operations in three out of the last five years

•	the seasonal nature and cyclical nature of the business, which makes it difficult to predict the future realization of the deferred tax asset

•	the dynamic market and technological changes that occur in our industry

After evaluating the circumstances listed above, it was our opinion that as of March 31, 2007, the valuation allowance was still applicable.

We recorded net income of $1,276,933, for the three months ended March 31, 2007, which resulted in basic net income per share of $0.13 and diluted net income per share of $0.12 on weighted average basic and diluted shares of 9,885,419 and 10,557,404, respectively, compared to a net income of $957,878 for the three months ended March 31, 2006, which resulted in basic and diluted net income per share of $0.10 on weighted average basic and diluted shares of 9,576,522 and 10,057,585, respectively.

Options to purchase 2,668 and 173,111 shares of common stock, at a price of $8.75 and ranging from $3.19 to $8.75, were outstanding for the three months ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

SIX MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO
SIX MONTH PEROID ENDED MARCH 31, 2006

Results of operations for the six months ended March 31, 2007 compared to March 31, 2006 are as follows:

	Six Months Ended	Six Months Ended	Variance	Percentage of sales
	3/31/07	3/31/06		$2007	2006	Variance
Net sales	$59,810,974	$51,730,383	$8,080,591	100.00%	100.00%	-
Cost of sales	47,349,846	41,317,065	6,032,781	79.17%	79.87%	-0.70%
Gross profit	12,461,128	10,413,318	2,047,810	20.83%	20.13%	0.70%
Gross profit %	20.83%	20.13%	0.70%
Selling , general and administrative expenses:
Sales and marketing	5,136,025	4,671,985	464,040	8.59%	9.03%	-0.44%
Technical support	282,975	286,850	(3,875)	0.47%	0.55%	-0.08%
General and administrative	1,785,162	1,726,236	58,926	2.98%	3.34%	-0.36%
Stock compensation expense	148,300	125,855	22,445	0.25%	0.24%	0.01%
Total selling, general and administrative expense	7,352,462	6,810,926	541,536	12.29%	13.16%	-0.87%
Research and development	1,414,988	1,500,864	(85,876)	2.37%	2.90%	-0.53%
Research and stock compensation expense	88,284	61,969	26,315	0.15%	0.12%	0.03%
Total expenses	8,855,734	8,373,759	481,975	14.81%	16.18%	-1.37%
Net operating income	3,605,394	2,039,559	1,565,835	6.02%	3.95%	2.07%

Other income :
Interest income	21,738	11,481	10,257	0.04%	0.02%	0.02%
Foreign currency	(6,218)	14,451	(20,669)	-0.01%	0.03%	-0.04%
Total other income	15,520	25,932	(10,412)	0.03%	0.05%	-0.02%
Income before taxes on income	3,620,914	2,065,491	1,555,423	6.05%	4.00%	2.05%
Taxes on income	141,245	87,139	54,106	0.24%	0.17%	0.07%
Net income	$3,479,669	$1,978,352	$1,501,317	5.81%	3.83%	1.98%

Net sales for the six months ended March 31, 2007 increased $8,080,591 compared to the six months ended March 31, 2006 as shown in the table below.

	Six Months ended	Six Months ended	Increase(decrease) Dollar	Increase(decrease)	Percentage of sales by geographic region
Location	3/31/07	3/31/06	variance	variance %	2007	2006
The Americas	30,399,845	23,682,666	6,717,179	28%	51%	46%
Europe	28,499,543	26,859,813	1,639,730	6%	47%	52%
Asia	911,586	1,187,904	(276,318)	-23%	2%	2%
Total	$59,810,974	$51,730,383	$8,080,591	16%	100%	100%

Net sales to customers in North and South America were 51% and 46% of net sales for the six months ended March 31, 2007 and 2006, respectively. Net sales to Europe was 47% and 52% of net sales for the six months ended March 31, 2007 and 2006, respectively. Net sales to Asian customers were 2% of net sales for the six months ended March 31, 2007 and 2006, respectively. We experienced an increase in unit sales of about 26% while the dynamics of new production and changes in sales mix lowered the average sales price by about 8%.

Gross profit

Gross profit increased $2,047,810 for the six months ended March 31, 2007 compared to the six months ended March 31, 2006.

The increases and (decreases) in the gross profit are detailed below:

Increase (decrease)
Increased sales	$2,269,256
Lower gross profit on sales mix	(55,490)
Production and production related costs	(165,956)
Total increase in gross profit	$2,047,810

Gross profit percentage for the six months ended March 31, 2007 was 20.83% compared to 20.13% for the six months ended March 31, 2006, an increase of 0.70%.

The increases and (decreases) in the gross profit percent are detailed below:

Increase
(decrease)
Lower gross profit on sales mix	(0.09%)
Production and production related costs	0.79%
Net decrease in gross profit percent	0.70%

The increase in the gross profit percent of 0.70 % for the six months ended March 31, 2007 compared to the six months ended March 31, 2006 was primarily due to:

•	A higher sales percentage of lower gross profit margin products contributed to a 0.09% decrease in gross profit

•
Production and shipping costs declined as a percentage of sales which contributed to a 0.79% increase in gross profit percent. The increase in net sales was about 16% while the increase in production costs was about 4%

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Six months ended March 31, Dollar Costs			Percentage of Sales
			Increase			Increase
	2007	2006	(deecrease)	2007	2006	(decrease)
Sales and marketing	$5,136,025	$4,671,985	$464,040	8.59%	9.03%	-0.44%
Technical support	282,975	286,850	(3,875)	0.47%	0.55%	-0.08%
General and administrative	1,785,162	1,726,236	58,926	2.98%	3.34%	-0.36%
Stock compensation expense	148,300	125,855	22,445	0.25%	0.24%	0.01%
Total	$7,352,462	$6,810,926	$541,536	12.29%	13.16%	-0.87%

Selling, general and administrative expenses increased $541,536 from the prior year. As a percentage of sales, Selling, general and administrative expenses decreased by 0.87% when compared to the six months ended March 31, 2006. The increase in sales and marketing expense of $460,040 was mainly due to higher sales based expenses such as commission, cooperative advertising and promotional expenses. The increase in general and administrative expenses of $58,926 was primarily due to compensation increases for additional managerial and support staff and incentive related expenses. The increase in stock compensation expense was due to the associated expense of new stock option grants.

Research and development expenses

Research and development expenses decreased $59,561. The decrease was mainly due to decreased third party development costs offset somewhat by an increase in stock compensation expense. The increase in stock compensation expense was due to the associated expense of new stock option grants.

Other income

Net other income for the six months ended March 31, 2007 was $15,520 compared to net other income of $25,932 for the six months ended March 31, 2006. The change was primarily driven by higher interest income offset by foreign currency transaction losses.

Tax provision

Our net tax provision for the six months ended March 31, 2007 and 2006 is as follows:

	Six months ended March 31,
	2007	2006
AMT Tax attributable to U.S operations	$52,000	$30,000
Tax expense European operations	79,245	47,139
State taxes	10,000	10,000
Net tax provision	$141,245	$87,139

The deferred tax assets and the offsetting tax valuation allowance is attributable to our domestic operations. For three out of the last five fiscal years, our domestic operation incurred tax losses. Fiscal 2005 was the first year out of the last five years in which our domestic operations had pre tax income. As of March 31, 2007, we evaluated the future realization of our deferred tax assets and the corresponding valuation allowance. We took into consideration:

•	the tax losses incurred by our domestic operations in three out of the last five years

•	the seasonal nature and cyclical nature of the business, which makes it difficult to predict the future realization of the deferred tax asset

•	the dynamic market and technological changes that occur in our industry

After evaluating the circumstances listed above, it was our opinion that as of March 31, 2007, the valuation allowance was still applicable.

We recorded net income of $3,479,669, for the six months ended March 31, 2007, which resulted in basic net income per share of $0.36 and diluted net income per share of $0.34 on weighted average basic and diluted shares of 9,781,009 and 10,367,562, respectively, compared to a net income of $1,978,352 for the six months ended March 31, 2006, which resulted in basic net income per share of $0.21 and diluted net income per share of $0.20, respectively, on weighted average basic and diluted shares of 9,541,935 and 9,989,699, respectively.

Options to purchase 22,781 and 218,173 shares of common stock, at a prices of $7.45 and $8.75 and ranging from $3.19 to $8.75, were outstanding for the six months ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature of our retail sales.

Liquidity and capital resources

Our cash, working capital and stockholders’ equity position as of March 31, 2007 and September 30, 2006 is set forth below:

	March 31, 2007	September 30, 2006
Cash	$10,090,574	$9,020,941
Working Capital	20,733,319	17,084,175
Stockholders’ Equity	21,511,185	17,779,725

We had cash and cash equivalents as of March 31, 2007 of $10,090,574, a increase of $1,069,633 from September 30, 2006.

The increase in cash was due to :

Sources of cash:
Net income adjusted for non cash items	$3,821,115
Increase in accounts payable and accrued expenses	12,124,120
Proceeds from employee stock purchases	656,451
Less cash used for:
Increase in account receivables	(12,503,221)
Increase in inventories	(2,086,462)
Increase in prepaid expenses and other current assets	(113,948)
Effect of exchange rates on cash	(641,244)
Capital equipment purchases	(187,178)
Net cash increase	$1,069,633

Net cash of $1,241,604 provided by operating activities was primarily due to net income adjusted for non cash items of $3,821,115 and increases in accounts payable and accrued expenses of $12,124,120. Offsetting these increases in cash were increases in accounts receivable of $12,503,221, due primarily to a 30% sales increase for the first six months of fiscal 2007 over the last six months of fiscal 2006, increases in inventory of $2,086,462 needed to fund the increase in sales and an increase in prepaid expenses and other current assets of $113,948.

Cash of $187,178 was used to purchase fixed assets. Proceeds from stock purchased by employees through the purchase of options and through the employee stock purchase plan provided additional cash of $656,451. The effect of changes in foreign exchange rates used cash of $ 641,244.

We believe that our cash and cash equivalents as of March 31, 2007, our internally generated cash flow and our $5,000,000 bank line of credit will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of March 31, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$2,210,869	$572,268	$1,482,924	$155,677

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

Item 3. Quantitative and qualitative disclosures about market risks

For each of the past three fiscal years, at least 50 % of our sales were generated by our European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 90% of our inventory required to support our European sales are purchased and paid in U.S. Dollars.

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

We do not try to hedge against all possible foreign currency exposures because of the inherent difficulty in estimating the volatility of the Euro, the contracts we procure are specifically entered into to as a hedge against forecasted or existing foreign currency exposure. We do not enter into contracts for speculative purposes. Although we maintain these programs to reduce the short term impact of changes in currency exchange rates, long term strengthening or weakening of the U.S. dollar against the Euro impacts our sales, gross profit, operating income and retained earnings. Factors that could impact the effectiveness of our hedging program are:

•	volatility of the currency markets

•	availability of hedging instruments

•	accuracy of our inventory forecasts

Additionally, there is the risk that foreign exchange fluctuations will make our products less competitive in foreign markets, which would substantially reduce our sales.

As of March 31, 2007, we had foreign currency contracts outstanding of approximately $1,038,000 against the delivery of the Euro. These contracts expire in April 2007. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. We recorded a deferred loss of $53,294 for the six months ended March 31 2007. As of March 31, 2007, a deferred loss of $31,324, reflecting the cumulative mark to market gains of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

Item 4. Controls and procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred since our prior quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting .

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

We did not repurchase any of our common stock under our stock repurchase program during the three and six months ended March 31, 2007.

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

HAUPPAUGE DIGITAL INC. Registrant

Date: May 10, 2007	By	/s/ Kenneth Plotkin
KENNETH PLOTKIN Chief Executive Officer, Chairman of the Board, President (Principal Executive Officer) and Director

Date: May 10, 2007	By	/s/ Gerald Tucciarone
GERALD TUCCIARONE Treasurer, Chief Financial Officer, (Principal Accounting officer) and Secretary