Form 10-Q
period 2007-06-30
HAUPPAUGE DIGITAL INC
filed 2007-08-09
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR

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

☒ YES ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

☐ LARGE ACCELERATED FILER ☐ ACCELERATED FILER ☒ NON-ACCELERATED FILER

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).

☐ YES ☒ NO

As of July 23, 2007, 9,979,455 shares of .01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

INDEX
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	Page no.

Condensed Consolidated Balance Sheets -	5
June 30, 2007 (unaudited) and September 30, 2006

Condensed Consolidated Statements of Income -	6
Three Months ended June 30, 2007 (unaudited) and 2006 (unaudited)

Condensed Consolidated Statements of Income -	7
Nine Months ended June 30, 2007 (unaudited) and 2006 (unaudited)
8
Condensed Consolidated Statements of Other Comprehensive Income-Three and
Nine months ended June, 2007 (unaudited) and 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows-Nine months ended June 30,
2007 (unaudited) and 2006 (unaudited)

Notes to Condensed Consolidated Financial Statements	10 -14

Item 2. Management's Discussion and Analysis of Financial Condition and Results	15 -23
of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risks	23-24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	25

Signatures	26

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (unaudited)	September 30, 2006
Assets:
Cash and cash equivalents	$12,351,072	$9,020,941
Receivables, net of various allowances	22,043,107	16,132,928
Inventories	10,097,397	9,905,746
Prepaid expenses and other current assets	896,522	895,223
Total current assets	45,388,098	35,954,838

Property, plant and equipment, net	731,707	612,311
Security deposits and other non current assets	83,825	83,239
Total assets	$46,203,630	$36,650,388

Liabilities and Stockholders’ Equity:

Current Liabilities:
Accounts payable	$16,908,093	$12,011,232
Accrued expenses - licensing fees	6,391,170	5,481,005
Accrued expenses - other	967,867	1,174,323
Income taxes payable	151,392	204,103
Total current liabilities	24,418,522	18,870,663

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized, 10,592,813 and 10,260,464 issued, respectively	105,928	102,605
Additional paid-in capital	15,339,539	14,222,890
Retained earnings	9,382,621	5,721,500
Accumulated other comprehensive (loss)	(1,231,631)	(509,319)
Treasury Stock, at cost, 617,547 and 607,547 shares	(1,811,349)	(1,757,951)
Total stockholders' equity	21,785,108	17,779,725
Total liabilities and stockholders' equity	$46,203,630	$36,650,388

 See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended June 30,
	2007	2006

Net sales	$23,540,149	$23,775,992
Cost of sales	18,932,180	19,144,041
Gross profit	4,607,969	4,631,951

Selling, general and administrative expenses	3,516,244	3,433,560
Research and development expenses	876,697	747,973
Income from operations	215,028	450,418

Other income (expense):
Interest income	10,250	6,440
Foreign currency	(38)	(17,146)
Other income (expense)	10,212	(10,706)
Income before taxes on income	225,240	439,712
Tax provision	43,788	59,371
Net income	$181,452	$380,341

Net income per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine months ended June 30,
	2007	2006

Net sales	$83,351,123	$75,506,375
Cost of sales	66,282,026	60,461,107
Gross profit	17,069,097	15,045,268

Selling, general and administrative expenses	10,868,706	10,272,747
Research and development expenses	2,379,969	2,282,545
Income from operations	3,820,422	2,489,976

Other income (expense):
Interest income	31,988	17,921
Foreign currency	(6,256)	(2,695)
Other income (expense)	25,732	15,226
Income before taxes on income	3,846,154	2,505,202
Tax provision	185,033	146,510
Net income	$3,661,121	$2,358,692

Net income per share:
Basic	$0.37	$0.25
Diluted	$0.35	$0.24

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,
	2007	2006
Net income	$181,452	$380,341
Foreign currency translation (loss) gain	(103,215)	120,891
Forward exchange contracts marked to market	22,147	(48,792)
Other comprehensive income	$100,384	$452,440

	Nine months ended June 30,
	2007	2006
Net income	$3,661,121	$2,358,692
Foreign currency translation loss	(691,165)	(798,031)
Forward exchange contracts marked to market	(31,147)	(192,458)
Other comprehensive income	$2,938,809	$1,368,203

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2007	2006
Net income	$3,661,121	$2,358,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,990	136,780
Stock compensation expense	361,216	274,770
Other non cash items	(586)	(1,710)
Changes in current assets and liabilities:
Accounts receivable	(5,910,179)	(6,114,468)
Inventories	(191,651)	(2,854,329)
Prepaid expenses and other current assets	(1,299)	166,945
Accounts payable	4,896,861	5,931,112
Accrued expenses and other current liabilities	650,998	811,502
Total adjustments	(36,650)	(1,649,398)
Net cash provided by operating activities	3,624,471	709,294

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(277,386)	(176,469)
Net cash used in investing activities	(277,386)	(176,469)

Cash Flows From Financing Activities:
Purchase of treasury stock	(53,398)	-
Proceeds from the exercise of stock options and employee stock purchases	758,756	230,046
Net cash provided by financing activities	705,358	230,046
Effect of exchange rates on cash	(722,312)	(990,489)
Net increase (decrease) in cash and cash equivalents	3,330,131	(227,618)
Cash and cash equivalents, beginning of period	9,020,941	7,567,393
Cash and cash equivalents, end of period	$12,351,072	$7,339,775
Supplemental disclosures:
Income taxes paid	$168,915	$94,421

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

The operating results for the three months and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the September 30, 2007 year end.

Certain reclassifications have been made to prior condensed financial statements to conform to the current classifications.

Note 2. Receivables

Accounts and other receivables as of June 30, 2007 and September 30, 2006 consisted of :

	June 30,	September 30,
	2007	2006
Trade receivables	$15,413,993	$13,910,101
Receivable from contract manufacturers	8,127,277	4,916,402
GST and VAT taxes receivables	2,146,475	616,119
Allowances and reserves	(3,729,524)	(3,377,000)
Other	84,886	67,306
	$22,043,107	$16,132,928

Note 3. Foreign currency translations and transactions

The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the prevailing average spot rate. For periods prior to April 2006, the Company translated sales amounts at the average forward exchange contract rate. The change in this accounting treatment was immaterial to the Company’s current and prior financial statements. Translation adjustments arising from the translation to U.S. dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity. Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income. The Company had a translation loss of $531,289 recorded on the balance sheet as of September 30, 2006. For the nine months ended June 30, 2007, the Company recorded on the balance sheet a deferred translation loss of $691,165, resulting in a translation loss of $1,222,454 recorded as a component of accumulated other comprehensive loss as of June 30, 2007.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	June 30,	September 30,
	2007	2006
Component parts	$4,304,257	$4,868,483
Finished goods	5,793,140	5,037,263
	$10,097,397	$9,905,746

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

	Three months ended		Nine months ended
	June 30,		June	30,
	2007	2006	2007	2006
Weighted average shares outstanding-basic	9,968,686	9,636,912	9,843,568	9,573,594
Number of shares issued on the assumed exercise of stock options	479,094	420,567	557,893	430,385
Weighted average shares outstanding-diluted	10,447,780	10,057,479	10,401,461	10,003,979

Options to purchase 171,377 and 223,204 shares of common stock, at prices of $7.45 and $8.75 and ranging from $4.13 to $8.75, were outstanding for the three months ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 124,701 and 208,391 shares of common stock, at prices of $7.45 and $8.75 and ranging from $4.13 to $8.75, were outstanding for the nine months ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of two components: translation gains and losses and FAS 133 mark to market gains and losses on the Company’s open foreign exchange contracts. As of June 30, 2007, appearing in the equity section under “ Accumulated other comprehensive income (loss)” was a loss of $1,231,631, which consisted of a deferred translation loss of $1,222,454 and a deferred loss of $9,177 due to the mark to market differences between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

The table below details the gains and losses that make up the accumulated other comprehensive loss of $1,231,631 recorded the Company’s balance sheet as of June 30, 2007:

Accumulated other comprehensive income (loss)	Balance as of	Oct 06 to June	Balance as of
Fiscal 2007 activity	Sept 30, 2006	07 losses	June 30, 2007
Translation gains and losses	$(531,289)	$(691,165)	$(1,222,454)
FAS 133 mark to market adjustment	21,970	(31,147)	(9,177)
	$(509,319)	$(722,312)	$(1,231,631)

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

Sales by functional category are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Product line sales
Analog sales	$7,974,677	$15,862,344	$33,318,167	$50,233,007
Digital sales	15,174,370	7,209,149	49,215,324	23,638,912
Other non-TV tuners products	391,102	704,499	817,631	1,634,456
Total sales	$23,540,149	$23,775,992	$83,351,122	$75,506,375

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in both Europe and Asia. Sales percent by geographic region are as follows:

	Three months ended June 30,		Nine months ended June 30,
Geographic region	2007	2006	2007	2006
The Americas	67%	50%	55%	47%
Europe	30%	48%	43%	51%
Asia	3%	2%	2%	2%
Total	100%	100%	100%	100%

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Stock-based compensation

Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payments” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The stock compensation charges recorded for the vested options during the three and nine month periods ended June 30, 2007 and 2006 are $124,632 and $86,946 , and $361,216 and $274,770, respectively.

Note 10.  Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, “Fair Value Measurements” or SFAS No. 157.  SFAS No. 157 establishes a common definition for fair value to be applied to general accepted accounting principle guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of implementation of SFAS No. 157 on the Company’s consolidated financial statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of implementation of SFAS No. 159 on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2006

Results of operations for the three months ended June 30, 2007 compared to June 30, 2006 are as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	6/30/07	6/30/06		$2007	2006	Variance
Net sales	$23,540,149	$23,775,992	$(235,843)	100.00%	100.00%	-
Cost of sales	18,932,180	19,144,041	(211,861)	80.43%	80.52%	-0.09%
Gross profit	4,607,969	4,631,951	(23,982)	19.57%	19.48%	0.09%
Gross profit %	19.57%	19.48%	0.09%
Selling , general and administrative expenses:
Sales and marketing	2,419,401	2,320,786	98,615	10.28%	9.76%	0.52%
Technical support	156,137	143,989	12,148	0.66%	0.61%	0.05%
General and administrative	861,782	910,966	(49,184)	3.66%	3.83%	-0.17%
Stock compensation expense	78,924	57,819	21,105	0.34%	0.24%	0.10%
Total selling, general and administrative expense	3,516,244	3,433,560	82,684	14.94%	14.44%	0.50%
Research and development expenses	830,989	718,846	112,143	3.53%	3.02%	0.51%
Research & development stock compensation expense	45,708	29,127	16,581	0.19%	0.12%	0.07%
Total expenses	4,392,941	4,181,533	211,408	18.66%	17.58%	1.08%
Net operating income	215,028	450,418	(235,390)	0.91%	1.90%	-0.99%

Other income (expense) :
Interest income	10,250	6,440	3,810	0.04%	0.03%	0.01%
Foreign currency	(38)	(17,146)	17,108	0.00%	-0.07%	0.07%
Total other income (expense)	10,212	(10,706)	20,918	0.04%	-0.04%	0.08%
Income before taxes on income	225,240	439,712	(214,472)	0.95%	1.86%	-0.91%
Taxes on income	43,788	59,371	(15,583)	0.19%	0.25%	-0.06%
Net income	$181,452	$380,341	$(198,889)	0.76%	1.61%	-0.85%

Net sales for the three months ended June 30, 2007 decreased $235,843 compared to the three months ended June 30, 2006 as shown in the table below.

	Three	Three	(decrease)	Increase	Percentage of sales by geographic
	Months	Months	dollar	(decrease)	region
Location	ended 6/30/07	ended 6/30/06	variance	variance %	2007	2006
The Americas	$15,626,282	$11,795,292	$3,830,990	32%	67%	50%
Europe	7,253,426	11,344,867	(4,091,441)	-36%	30%	48%
Asia	660,441	635,833	24,608	4%	3%	2%
Total	$23,540,149	$23,775,992	$(235,843)	-1%	100%	100%

Net sales to customers in North and South America were 67% and 50% of net sales for the three months ended June 30, 2007 and 2006, respectively. Net sales to customers in Europe was 30% and 48% of net sales for the three months ended June 30, 2007 and 2006, respectively. Net sales to customers in Asia were 3% and 2% of net sales for the three months ended June 30, 2007 and 2006, respectively. We experienced an increase in unit sales of about 0.07% while the dynamics of new production and changes in sales mix lowered the average sales price by about 1.06%.

Gross profit

Gross profit decreased $23,982 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

The increases and (decreases) in the gross profit are detailed below:

Increase
(decrease)
Decreased sales	$(63,638)
Lower gross profit on sales mix	(22,150)
Production and production related expenses	61,806
Total decrease in gross profit	$(23,982)

Gross profit percentage for the three months ended June 30, 2007 was 19.57% compared to 19.48% for the three months ended June 30, 2006, an increase of 0.09%.

The increases and (decreases) in the gross profit percent are detailed below:

(decrease)
Lower gross profit on sales mix	(0.10%)
Production and production related expenses	0.19%
Net increase in gross profit percent	0.09%

The increase in the gross profit percent of 0.09 % for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was primarily due to:

•	A higher sales percentage of lower gross profit margin products contributed to a 0.10% decrease in gross profit

•
Production and shipping expenses declined as a percentage of sales which contributed to a 0.19% increase in the gross profit percent. The decline of 3.47% in production and shipping expenses exceeded the decline in net sales of 0.99%.

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Three months ended June 30, Dollar Costs			Percentage of Sales
			Increase			Increase
	2007	2006	(decrease)	2007	2006	(decrease)
Sales and marketing	$2,419,401	$2,320,786	$98,615	10.28%	9.76%	0.52%
Technical support	156,137	143,989	12,148	0.66%	0.61%	0.05%
General and administrative	861,782	910,966	(49,184)	3.66%	3.83%	-0.17%
Stock compensation expense	78,924	57,819	21,105	0.34%	0.24%	0.10%
Total	$3,516,244	$3,433,560	$82,684	14.94%	14.44%	0.50%

Selling, general and administrative expenses increased $82,684 from the prior year’s third quarter. As a percentage of sales, Selling, general and administrative expenses increased 0.50% when compared to the three months ended June 30, 2006. The increase in sales and marketing expense of $98,615 was mainly due to higher compensation expenses and higher sales office expenses. The increase in technical support expenses of $12,148 was primarily due to compensation related costs. The decrease in general and administrative expenses of $49,184 was primarily due to lower rent and building overhead expenses in addition to lower professional fees. The increase in stock compensation expense was due to the associated expense of new stock option grants.

Research and development expenses

Research and development expenses increased $128,724. A higher volume of development programs and an increase in stock compensation expense were the forces driving the increase. The increase in stock compensation expense was due to the associated expense of new stock option grants.

Other income (expense)

Net other income for the three months ended June 30, 2007 was $10,212 compared to net other expense of $10,706 for the three months ended June 30, 2006. The change was primarily driven by higher interest income and lower foreign currency transaction losses.

Tax provision

Our net tax provision for the three months ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30,
	2007	2006
AMT Tax attributable to U.S operations	$20,000	$25,000
Tax expense European operations	18,788	29,371
State taxes	5,000	5,000
Net tax provision	$43,788	$59,371

The deferred tax assets and the offsetting tax valuation allowance is attributable to our domestic operations. For three out of the last five fiscal years, our domestic operations incurred tax losses. Fiscal 2005 was the first year out of the last five years in which our domestic operations had pre-tax income. As of June 30, 2007, we evaluated the future realization of our deferred tax assets and the corresponding valuation allowance. We took into consideration:

•	the tax losses incurred by our domestic operations in three out of the last five years

•	the seasonal nature and cyclical nature of the business, which makes it difficult to predict the future realization of the deferred tax asset

•	the dynamic market and technological changes that occur in our industry

After evaluating the circumstances listed above, it was our opinion that, as of June 30, 2007, the valuation allowance was still applicable.

We recorded net income of $181,452, for the three months ended June 30, 2007, which resulted in basic and diluted net income per share of $0.02 on weighted average basic and diluted shares of 9,968,686 and 10,447,780, respectively, compared to a net income of $380,341 for the three months ended June 30, 2006, which resulted in basic and diluted net income per share of $0.04 on weighted average basic and diluted shares of 9,636,912 and 10,057,479, respectively.

Options to purchase 171,377 and 223,204 shares of common stock, at prices of $7.45 and $8.75 and ranging from $4.13 to $8.75, were outstanding for the three months ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

NINE MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO
NINE MONTH PERIOD ENDED JUNE 30, 2006

Results of operations for the nine months ended June 30, 2007 compared to June 30, 2006 are as follows:
				Percentage of sales
	Nine Months Ended 6/30/07	Nine Months Ended 6/30/06	Variance $	2007	2006	Variance
Net sales	$83,351,123	$75,506,375	$7,844,748	100.00%	100.00%	-
Cost of sales	66,282,026	60,461,107	5,820,919	79.52%	80.07%	-0.55%
Gross profit	17,069,097	15,045,268	2,023,829	20.48%	19.93%	0.55%
Gross profit %	20.48%	19.93%	0.55%
Selling , general and administrative expenses:
Sales and marketing	7,555,426	6,992,771	562,655	9.06%	9.26%	-0.20%
Technical support	439,112	430,839	8,273	0.53%	0.57%	-0.04%
General and administrative	2,646,944	2,637,202	9,742	3.18%	3.49%	-0.31%
Stock compensation expense	227,224	211,935	15,289	0.27%	0.28%	-0.01%
Total selling, general and administrative expense	10,868,706	10,272,747	595,959	13.04%	13.60%	-0.56%
Research and development	2,245,977	2,219,710	26,267	2.69%	2.94%	-0.25%
Research & development stock compensation expense	133,992	62,835	71,157	0.16%	0.08%	0.08%
Total expenses	13,248,675	12,555,292	693,383	15.89%	16.62%	-0.73%
Net operating income	3,820,422	2,489,976	1,330,446	4.59%	3.31%	1.28%

Other income :
Interest income	31,988	17,921	14,067	0.04%	0.02%	0.02%
Foreign currency	(6,256)	(2,695)	(3,561)	-0.01%	0.00%	-0.01%
Total other income	25,732	15,226	10,506	0.03%	0.02%	0.01%
Income before taxes on income	3,846,154	2,505,202	1,340,952	4.62%	3.33%	1.29%
Taxes on income	185,033	146,510	38,523	0.22%	0.19%	0.03%
Net income	$3,661,121	$2,358,692	$1,302,429	4.40%	3.14%	1.26%

Net sales for the nine months ended June 30, 2007 increased $7,844,748 compared to the nine months ended June 30, 2006 as shown in the table below.

			Increase		Percentage of sales by
			(decrease)	Increase	geographic
	Nine Months	Nine Months	Dollar	(decrease)	region
Location	ended 6/30/07	ended 6/30/06	variance	variance %	2007	2006
The Americas	46,026,127	35,477,958	10,548,169	30%	55%	47%
Europe	35,752,969	38,204,680	(2,451,711)	(6%)	43%	51%
Asia	1,572,027	1,823,737	(251,710)	(14%)	2%	2%
Total	$83,351,123	$75,506,375	$7,844,748	10%	100%	100%

Net sales to customers in The Americas was 55% and 47% of net sales for the nine months ended June 30, 2007 and 2006, respectively. Net sales to customers in Europe was 43% and 51% of net sales for the nine months ended June 30, 2007 and 2006, respectively. Net sales to customers in Asian were 2% of net sales for the nine months ended June 30, 2007 and 2006, respectively. We experienced an increase in unit sales of about 17% while the dynamics of new production and changes in sales mix lowered the average sales price by about 6%.

Gross profit

Gross profit increased $2,023,829 for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006.

The increases and (decreases) in the gross profit are detailed below:

Increase (decrease)
Increased sales	$2,175,862
Lower gross profit on sales mix	(47,883)
Production and production related costs	(104,150)
Total increase in gross profit	$2,023,829

Gross profit percentage for the nine months ended June 30, 2007 was 20.48% compared to 19.93% for the nine months ended June 30, 2006, an increase of 0.55%.

The increases and (decreases) in the gross profit percent are detailed below:
Increase (decrease)
Lower gross profit on sales mix	(0.06%)
Production and production related expenses	0.61%
Net increase in gross profit percent	0.55%

The increase in the gross profit percent of 0.55 % for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 was primarily due to:

•	A higher sales percentage of lower gross profit margin products contributed to a 0.06% decrease in gross profit

•
Production and shipping expenses declined as a percentage of sales which contributed to a 0.61% increase in gross profit percent. The increase in net sales was about 10% while the increase in production and shipping expenses was about 2%

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Nine months ended June 30,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2007	2006	(decrease)	2007	2006	(decrease)
Sales and marketing	7,555,426	6,992,771	562,655	9.06%	9.26%	-0.20%
Technical support	439,112	430,839	8,273	0.53%	0.57%	-0.04%
General and administrative	2,646,944	2,637,202	9,742	3.18%	3.49%	-0.31%
Stock compensation expense	227,224	211,935	15,289	0.27%	0.28%	-0.01%
Total	10,868,706	10,272,747	595,959	13.04%	13.60%	-0.56%

Selling, general and administrative expenses increased $595,959 from the prior year. As a percentage of sales, Selling, general and administrative expenses decreased by 0.56% when compared to the nine months ended June 30, 2006. The increase in sales and marketing expense of $562,655 was mainly due to higher compensation expenses and higher sales office expenses. The increase in general and administrative expenses of $9,742 was primarily due to compensation increases for additional managerial and support staff and incentive related expenses. The increase in stock compensation expense was due to the associated expense of new stock option grants.

Research and development expenses

Research and development expenses increased $97,424. A higher volume of development programs and an increase in stock compensation expense were the forces driving the increase. The increase in stock compensation expense was due to the associated expense of new stock option grants.

Other income

Net other income for the nine months ended June 30, 2007 was $25,732 compared to net other income of $15,226 for the nine months ended June 30, 2006. The change was primarily driven by higher interest income offset by foreign currency transaction losses.

Tax provision

Our net tax provision for the nine months ended June 30, 2007 and 2006 is as follows:

	Nine months ended June 30,
	2007	2006
AMT Tax attributable to U.S operations	$72,000	$55,000
Tax expense European operations	98,033	76,510
State taxes	15,000	15,000
Net tax provision	$185,033	$146,510

The deferred tax assets and the offsetting tax valuation allowance is attributable to our domestic operations. For three out of the last five fiscal years, our domestic operation incurred tax losses. Fiscal 2005 was the first year out of the last five years in which our domestic operations had income before taxes on income. As of June 30, 2007, we evaluated the future realization of our deferred tax assets and the corresponding valuation allowance. We took into consideration:

•	the tax losses incurred by our domestic operations in three out of the last five years

•	the seasonal nature and cyclical nature of the business, which makes it difficult to predict the future realization of the deferred tax asset

•	the dynamic market and technological changes that occur in our industry

After evaluating the circumstances listed above, it was our opinion that, as of June 30, 2007, the valuation allowance was still applicable.

We recorded net income of $3,661,121 for the nine months ended June 30, 2007, which resulted in basic net income per share of $0.37 and diluted net income per share of $0.35 on weighted average basic and diluted shares of 9,843,568 and 10,401,461, respectively, compared to a net income of $2,358,692 for the nine months ended June 30, 2006, which resulted in basic net income per share of $0.25 and diluted net income per share of $0.24, respectively, on weighted average basic and diluted shares of 9,573,594 and 10,003,979, respectively.

Options to purchase 124,701 and 208,391 shares of common stock, at prices of $7.45 and $8.75 and ranging from $4.13 to $8.75, were outstanding for the nine months ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter due to holiday season sales of computer equipment is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 54%, 54% and 66% of sales for the years ended September 30, 2006, 2005 and 2004, respectively. Parts of our third and fourth quarters ( April through June and July to September) can be potentially impacted by the reduction of activity experienced in Europe during the summer holiday period.

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature of our retail sales.

Liquidity and capital resources

Our cash, working capital and stockholders’ equity position as of June 30, 2007 and September 30, 2006 is set forth below:

	June 30, 2007	September 30, 2006
Cash	$12,351,072	$9,020,941
Working Capital	20,969,576	17,084,175
Stockholders’ Equity	21,785,108	17,779,725

We had cash and cash equivalents as of June 30, 2007 of $12,351,072, an increase of $3,330,131 from September 30, 2006.

The increase in cash was due to :

Sources of cash:
Net income adjusted for non cash items	$4,179,741
Increase in accounts payable and accrued expenses	5,547,859
Proceeds from employee stock purchases	758,756
Less cash used for:
Increase in account receivables	(5,910,179)
Increase in inventories	(191,651)
Increase in prepaid expenses and other current assets	(1,299)
Effect of exchange rates on cash	(722,312)
Capital equipment purchases	(277,386)
Purchase of treasury stock	(53,398)
Net cash increase	$3,330,131

Net cash of $3,624,471 provided by operating activities was primarily due to net income adjusted for non cash items of $4,179,741 and increases in accounts payable and accrued expenses of $5,547,859. Offsetting these increases in cash were increases in accounts receivable of $5,910,179, due primarily to higher sales for the six month period from January through June 2007 compared to the same period of fiscal 2006, increases in inventory of $191,651 and an increase in prepaid expenses and other current assets of $1,299.

Cash of $277,386 was used to purchase fixed assets. Proceeds from stock purchased by employees through the purchase of options and through the employee stock purchase plan provided additional cash of $758,756. The purchase of treasury stock used cash of $53,398 and the effect of changes in foreign exchange rates used cash of $ 722,312 .

We believe that our cash and cash equivalents as of June 30, 2007, our internally generated cash flow and our $5,000,000 bank line of credit will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of June 30, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$2,059,114	$541,236	$1,404,714	$113,164

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

As of June 30, 2007, we had foreign currency contracts outstanding of approximately $1,075,000 against the delivery of the Euro. These contracts expired in July 2007. Our accounting policies for these instruments designate such instruments as cash flow hedging transactions. We do not enter into such contracts for speculative purposes. We record all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)”. We recorded a deferred loss of $31,147 for the nine months ended June 30 2007. As of June 30, 2007, a deferred loss of $9,177 reflecting the cumulative mark to market gains of our derivatives, was recorded on our balance sheet as a component of accumulated other comprehensive income in our equity section.

Item 4. Controls and procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during our quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting .

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

Item 2. Unregistered sales of equity securities and use of proceeds

On November 8, 1996, we approved a stock repurchase program. The program authorizes us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997. At the Company’s August 3, 2007 Board Meeting, the Company’s Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000.

The table below summarized repurchases of our common stock under our stock repurchase program:
				Maximum
			Total Number	Number
	Total	Average	of Shares	of Shares
	Number	Price	Purchased as	that May Yet
	of Shares	Paid per	Part of Publicly	Be Purchased
Period	Purchased	Share	Announced Plan	Under the Plan
Purchases as of September 30, 2006	607,547	2.89	607,547	592,453
June 1 to June 30, 2007	10,000	5.34	10,000	582,453
Purchases as of June 30, 2007	617,547	2.93	617,547	582,453

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

HAUPPAUGE DIGITAL INC. Registrant

Date: August 9, 2007	By	/s/ Kenneth Plotkin
KENNETH PLOTKIN Chief Executive Officer, Chairman of the Board, President (Principal Executive Officer) and Director

Date: August 9, 2007	By	/s/ Gerald Tucciarone
GERALD TUCCIARONE Treasurer, Chief Financial Officer, (Principal Accounting officer) and Secretary