Form 10-K
period 2007-09-30
HAUPPAUGE DIGITAL INC
filed 2007-12-28
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-13550

HAUPPAUGE DIGITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3227864
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

91 Cabot Court, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code (631) 434-1600

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days

☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act. (Check One):

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange act).

☐ Yes       ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2007 was approximately $53,394,775 based upon the [last] price reported on such date on the NASDAQ Global Market. Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the registrant.

As of December 28, 2007, the number of shares of Common Stock, $0.01 par value, outstanding was 9,844,288.

 DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held during 2008.

PART I
Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report on Form 10-K may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in “Item 1A-Risk Factors”), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. All cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear.

ITEM 1. BUSINESS

OVERVIEW

We are a developer of analog and digital TV receiver and other products for the personal computer market. Through our Hauppauge Computer Works, Inc. and Hauppauge Digital Europe SARL subsidiaries, we design, develop, manufacture and market analog, digital and other types of TV receivers that allow PC users to watch television on a PC screen in a resizable window. Most of our products also enable the recording of TV shows to a PC’s hard disk, digital video editing, video conferencing, receiving of digital TV data transmissions, and the display of digital media stored on a computer to a TV set via a home network We were incorporated in Delaware in August 1994 and are headquartered in Hauppauge, New York. We have administrative offices in Luxembourg, Ireland and Singapore and have sales offices in Germany, London, Paris, The Netherlands, Sweden, Italy, Spain, Singapore, Taiwan and California.

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

As more people are looking to PCs for a total entertainment experience, we believe that our products are able to enhance the capabilities of the PC to enable it to become a one-stop integrated entertainment system. We feel our current products and products we may introduce in the future have the potential to be ubiquitous in PC-based home entertainment systems.

Our engineering group works on updating our current products to add new and innovative features that the marketplace seeks, while remaining vigilant in keeping our manufacturing costs low and trying to ensure that our products are compatible with new operating systems. This work is done in addition to our research and development efforts in designing, planning and building new products. our engineering department introduced seven new products with internal project names During fiscal 2007, our engineering department introduced seven new products, the WinTV-HVR-1250, WinTV-HVR1500, WinTV-HVR-1600 and WinTV-HVR1800 for the North American market, and the WinTV-HVR-1200, WinTV-HVR-1400 and WinTV-HVR-1750 for the European market. All of these products will run under the Microsoft Vista operating system in addition to Windows XP. The products for North America all support the NTSC analog cable TV standard plus over-the-air ATSC high definition TV and clear QAM digital cable TV.

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

Our domestic and international sales and marketing team cultivates a variety of distribution channels comprised of computer and electronic retailers, computer products distributors and PC manufacturers. Electronic retailers include retail stores, web stores and third-party catalogs, both print and on-line, among others.  We work closely with our retailers to enhance sales through joint advertising campaigns and promotions. We believe that developing our international presence contributes to our strategic position, allowing us to benefit from investments in product development, and more firmly establishing our Hauppauge®, WinTV® and MediaMVP™ brand names in the international marketplace. We currently have nine sales offices in countries outside of the U.S. In fiscal 2004, we established a sales and R&D facility in Taiwan to service the growing Asian market.

We seek to maintain and improve our profit margins by, among other things, outsourcing our production to contract manufacturers suited to accommodate the type and volume of our needs. We also leverage international supplier relationships to assist us in receiving competitive prices for the component parts we buy. We believe this two-tiered approach allows us to be the lowest cost / highest quality producer in our marketplace. This approach enables us to focus our human and financial resources on developing, marketing and distributing our products. Successfully engineering products to have low production costs and commonality of parts along with the use of single platforms for multiple models are other important ways that we believe our design and build strategy contributes to our financial performance.

PRODUCTS

Our products fall under three product categories:

•	Analog TV receivers

•	Digital TV receivers, and combination analog + digital TV receivers

•	Other non TV receiver products

See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements comprising part of this Annual Report on Form 10-K for additional information relating to our operating segments.

Analog TV Receivers

Our analog TV receiver products enable, among other things, a PC user to watch analog cable TV in a resizable window on a PC. In fiscal 2007, we have stopped developing pure analog TV receivers, concentrating our engineering resources on Digital TV receivers and combination analog and digital TV receivers, which is detailed in the section entitled “Digital TV Receivers".

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

The WinTV-PVR user can record a TV show to the hard disk using a TV scheduler and then play the recording back, edit it, and record the show onto a CD-ROM or DVD-ROM, using a CD or DVD writer, for playback on a home or portable DVD player or on a PC. The user can re-size the window during viewing, recording or playback. Our WinTV-PVR products also provide for instant replay and are available in both internal and external USB models.

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

With the global shift to digital TV broadcasts, the sales of our analog family products have been declining and we expect this decline to continue during the transition from analog to digital broadcasts.

Digital TV and combination analog and digital TV receiver products

Our digital TV receiver products enable, among other things, a PC user to watch digital television in a resizable window on a PC or laptop screen. There are many different digital TV standards throughout the world, and we develop products to receive on a PC many of these digital TV broadcasts. Examples of digital TV broadcasts we can receive on our TV tuner products include: over-the-air high definition ATSC, clear QAM digital cable, DVB-T, DVB-S, DVB-S2 and DVB-C. To support these digital TV broadcasts, we are experiencing an on-going transition from analog TV receivers to either digital only or combination analog plus digital TV receivers. In 2007 we discontinued development of pure analog TV receivers, thereby concentrating our resources on Digital TV Receiver products.

Our WinTV-NOVA products are digital only TV receivers for PCs. They support the various forms of digital TV and come in either an internal or external form factor.

Our WinTV-NOVA-T is a DVB-T digital terrestrial receiver for our European markets which allows for the viewing of digital terrestrial TV and listening to digital radio on a PC. The product also allows recording of digital TV and radio to a hard drive. This product is available as either a PCI card or an external USB device.

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

Our WinTV-NOVA-TD-Stick, introduced during fiscal 2007, is a pocket sized external DVB-T receiver for our European markets employs the use of two antennas to maximize the reception for the viewing of digital terrestrial TV on a PC or laptop. The product also allows recording of digital TV to a hard drive in high quality MPEG-2 format. The product’s pocket size and UPC plug in capability is good for use in laptops while traveling.

Our WinTV-HVR products are combinations of both digital TV and analog TV receivers in one board or USB ‘box’.

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

Our WinTV-HVR-1100 and WinTV-HVR-1300 are PCI based receivers for our European markets which allow for the viewing of digital terrestrial and analog terrestrial TV on a PC in addition to the ability to listen to FM radio and DVB-T radio. These products also allow the recording of digital and analog programs to a hard drive in high quality MPEG-2 format. The WinTV-HVR-1300 is a higher performance of the two models, in that it includes a hardware MPEG-2 encoder for recording analog TV directly to a PC’s hard disk.

Our WinTV-HVR-1400, introduced during fiscal 2007, is a dual tuner ExpressCard/54 for our European markets which allow for the viewing of digital and analog TV on a laptop. This product also allows the recording of digital programs to a hard drive in high quality MPEG-2 format and the recording of analog programs using a Soft PVR!MPEG-2 encoder.

Our WinTV-HVR-1600, introduced during fiscal 2007, is dual tuner PCI receiver for our North American markets which allow for the viewing of ATSC high definition TV and NTSC cable TV on a PC. The HVR-1600 allows the recording of all ATSC formats, including the 1080i format. This product also allows the recording of digital and analog programs to a hard drive in high quality MPEG-2 format. The WinTV-HVR-1600 also supports viewing and recording clear QAM channels and includes a remote control and IR blaster which changes the channels on your satellite or cable TV set top box.

Our WinTV-HVR-1800, introduced during fiscal 2007, is a dual tuner single slot PCI express receiver for our North American markets which allow for the viewing of ATSC high definition TV, QAM TV and NTSC cable TV on a PC. These products also allow the recording of digital and analog programs to a hard drive in high quality MPEG-2 format. The WinTV-HVR-1800 allows viewing and recording of all ATSC formats, including the 1080i format.

Our WinTV-HVR-3000 is a tri-mode TV tuner PCI based receiver for our European markets which allows for the viewing of digital terrestrial(DVB-T), satellite (DVB-S) and analog cable TV on a PC in addition to the ability to listen to FM radio and DVB-T radio. The product also allows the recording of digital, satellite and analog programs to a hard drive.

Our WinTV-HVR-4000 is a quad-mode TV tuner PCI based receiver for our European markets which allows for the viewing of digital terrestrial (DVB-T), satellite (DVB-S), high definition digital satellite (DVB-S2) and analog cable TV on a PC in addition to the ability to listen to FM radio and DVB-T radio. The product also allows the recording of digital, satellite and analog programs to a hard drive, in addition to having the ability to listen to FM, digital DVB or DVB-S satellite radio.

Our WinTV-NOVA-S is a low cost DVB-S receiver for our European markets which allows for the viewing of satellite based digital programming on a PC. The product also allows for recording and playback of digital TV, using the high quality MPEG 2 format, and for listening to digital radio.

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

Our MediaMVP™ enables a user to watch and listen to PC-based videos, music and pictures on a TV set through a home network. The MediaMVP™ connects to TV sets or home theater systems and, via an Ethernet network, plays back MP3 music, MPEG-1 and MPEG-2 videos, JPEG and GIF digital pictures that have been recorded and stored on a PC. The MediaMVP™ decodes this media and then outputs video through composite and S-Video connections for high quality video on TV sets and high quality audio through stereo audio output connectors to TV sets or home theater systems.

Our MediaMVP™ also provides an on-TV-screen display of media directory listings. It receives commands from the supplied remote control, and sends these commands to the PC server. The TV menus are created on the PC server, sent over the Ethernet LAN and displayed by the MediaMVP™’s browser. The MediaMVP™’s remote control allows a user to pause, fast forward and rewind through videos, plus pause music and picture shows. A user can adjust the audio volume from MediaMVP™’s remote control, avoiding the need to use the TV’s remote control. The MediaMVP™ is also available in a wired or wireless version.

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

(iv) WinTV-CI common interface module

Our WinTV-CI common interface module when coupled with a WinTV card, CAM and SmartCard subscription allows the user to watch popular pay TV channels, such as movies and sporting events on a user’s WinTV application.

(v) Xfones Wireless Headphones for PC’s and Macs:

Our XFones wireless headsets allows users to listen to the audio produced by their PC or Mac through a wireless over the ear headphone. The XPhone has the ability to broadcast to more than one headphone allowing multiple users to listen to the audio from their PC or Mac.

(vi) Digital Entertainment Center (“DEC”)

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

During fiscal 2007, the combination of changing market trends and the high cost of the product caused sales to decline for this product family. We are evaluating the long term potential for this product.

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

Over the three fiscal years ended September 30, 2007, we have further developed the digital TV reception capabilities of our digital family of products and as of September 30, 2007 we have 11 products for DVB-T terrestrial, DVB-S and DVB-S2 satellite, ATSC and clear QAM digital TV reception.

Our MediaMVP™ contains our newest technology. Based on the Linux operating system, the MediaMVP™ works in a client/server system with a PC, communicating with the PC ‘server’ and receiving digital media from the PC and displaying the media on a TV set. The core technology to the MediaMVP™ comprises the configuration and enhancements to the Linux operating system, the user interface displayed on the TV set, and the technology to transmit digital media reliably over the local area network. The MediaMVP™ is also available in a wired or wireless version.

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

As of September 30, 2007, we had two research and development operations: one based in our Hauppauge, New York headquarters and one based in Taiwan, ROC. The New York and Taiwan R&D operation is aimed at extending the range and features of our digital/analog products, developing additional externally attached TV products, additional high-definition digital TV products and portable digital players.

The technology underlying our products and certain other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. See, “Item 1A -- Risk Factors”.

We maintain an ongoing research and development program. Our future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We continue to invest in research and development. We spent approximately $3,480,000, $3,165,000 and $2,494,000 for research and development expenses for the years ended September 30, 2007, 2006 and 2005, respectively. There can be no assurance that our future research and development will be successful or that we will be able to foresee, and respond to, advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete. See “Item 1A- Risk Factors.”

PRODUCTION AND SUPPLIERS

We design the hardware for most models of the WinTV, and MediaMVP products, and also write the operating software to be used in conjunction with many versions of the popular Microsoft Windows and Apple Macintosh operating systems, including Windows Vista. During fiscal 2007 we subcontracted the manufacturing and assembly of most of these products to five independent third parties at facilities in various Asian countries. We monitor and test the quality of the completed products at any one of our facilities in the U.S. (Hauppauge, New York), Singapore, and Ireland before packaging the products and shipping them to our customers. We also buy finished products, such as the WinTV-Nova-T digital stick, WinTV-Nova-T-TD stick, some models of WinTV-HVR hybrid stick, WinTV-CI module and XFones from other companies, add Hauppauge software and sell under our name or on a private label basis.

Certain component parts, such as TV tuners, video decoder chips and software compression chips, plus certain assembled products, such as the WinTV-HVR stick products that are essential to our business, are available from a single source or limited sources. Other essential component parts that are generally available from multiple sources may be obtained by us from only a single source or limited sources because of pricing concerns. See “Item 1A-Risk Factors.”

Components are subject to industry wide availability and pricing pressures. Any availability limitations, interruption in supplies, or price increases could have a material adverse effect on our business, operating results and financial condition. In addition, our new products may initially utilize custom components obtained from only one source. See “Item 1A-Risk Factors.” We typically attempt to evaluate and qualify additional suppliers for these components.

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

If the supply of a key component, or a purchased assembled product, were to be delayed or curtailed, or in the event a key manufacturing vendor delays shipment of completed products to us or our contract manufacturer, our ability to ship products in desired quantities, and in a timely manner, will be adversely affected. Our business, operating results and financial condition will likely be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. See “Item 1A-Risk Factors.” We attempt to mitigate these potential risks by working closely with our key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels.

We have, from time to time, experienced significant price increases and limited availability of certain components. Similar occurrences in the future could have a material adverse effect on our business, operating results and financial condition. See “Item 1A-Risk Factors.”

During fiscal 2007, 2006 and 2005, other than for purchased assembled products like the Nova-T digital stick, the Nova-T-TD stick, the HVR hybrid stick and WinTV-USB2, all manufacturing was performed by three unrelated contract manufacturers in Asia, which produce products for our domestic, Asian and European markets. Product design specifications are provided to ensure proper assembly. Contract manufacturing is primarily done on a consignment basis, in which we provide all the significant component parts and we pay for assembly charges and for certain parts for each board produced. Some boards are purchased on a turnkey basis, in which all components and labor are provided by the manufacturer, and the manufacturing price includes parts and assembly costs. We monitor the quality of the finished product produced by our contract manufacturers. As of September 30, 2007, we have five qualified contract manufacturers who are capable of producing our products to our standards, but only utilize two out of the five contract manufacturers. If demand were to increase dramatically, we believe additional production could be absorbed by these and the other qualified contract manufacturers.

For fiscal 2007, 2006 and 2005, we did not engage any contract manufacturers in Europe.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We maintain customer service and technical support departments in our Hauppauge, New York headquarters, as well as in the U.K., Germany, France, Italy, Scandinavia, Taiwan, the Netherlands and in Singapore. Technical support is provided to help with installation problems or pre-sale and post-sale questions on our products, while customer service provides repair service free of charge for product that is within the warranty period.

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

Apart from the typical home user, we also target business users. One example of a business application is in the securities brokerage industry where our product is primarily used to display financial TV shows in a window on a broker’s PC screen while the PC continues to receive financial information. We have sold our WinTV® products on a direct corporate sales basis to two large financial services information providers for incorporation into their workstations, and several independent financial institutions. This market segment is typically project-based.

We also offer our products to PC manufacturers that either embed a WinTV® product in a PC that they sell, or sell the WinTV® as an accessory to the PC.

Sales Channels for Our Products

We primarily sell through a sales channel which consist of retailers, PC manufacturers and distributors. We have no exclusive distributors and retailers. For fiscal 2007 we had two customers, Hon Hai Precision Industry Co. LTD and Asustek Computer Inc., each of which accounted for more than 10% of our sales. For fiscal 2006 and 2005 we had no single customer which accounted for more than 10% of our net sales.

Marketing and Sales

We market our products both domestically and internationally through our sales offices in the U.S. (New York and California), Germany, the United Kingdom, France, Taiwan and Singapore, plus through independent sales representative offices in the Netherlands, Spain, Scandinavia, Poland and Italy. For the fiscal years ended September 30, 2007, 2006 and 2005, approximately 56%, 46% and 46% of our net sales were made within the U.S., respectively, while approximately 44%, 54% and 54% were made outside the United States, respectively.

More information on our geographic segments can be obtained from “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to the “Consolidated Financial Statements” which comprise part of this Annual Report on Form 10-K.

From time to time we advertise our products in a number of consumer computer magazines. We also participate in retailers’ market promotion programs, such as store circulars and promotions and retail store displays. These in-store promotional programs, magazine advertisements, plus a public relations program aimed at editors of key PC computer magazines and an active website on the internet, are the principal means of getting our product introduced to end users. Our sales in computer retail stores are closely related to the effectiveness of these programs, along with the technical capabilities of the products. We also list our products in catalogs of various mail order companies and attend trade shows.

We currently have fourteen sales people located in Europe, three sales people in the Far East and three sales people in the U.S. located in New York and California. In addition to our sales people we also utilize the services of 7 manufacturer representatives in the United States and 6 manufacturer representatives in Europe.

See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to a discussion on the impact seasonality has on our sales.

FOREIGN CURRENCY FLUCTUATIONS

For each of the three fiscal years ended September 30, 2007, 2006 and 2005 at least 40 % of our sales were generated by our European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 90% of the our inventory required to support our European sales is purchased and paid in U.S. Dollars.

The combination of sales billed in Euros supported by inventory purchased in U.S. Dollars results in an absence of a natural local currency hedge. Consequently, our financial results are subject to market risks resulting from the fluctuations in the Euro to U.S. Dollar exchange rates.

See “Item 1A-Risk Factors”, “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A-Quantitative and Qualitative Disclosures About Market Risks” with reference to the impact of foreign currency exchange fluctuations.

COMPETITION

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. We compete against companies such as ATI Technologies Inc., a division of AMD Corp., and Avid Technologies . Our MediaMVP™ product competes in the consumer electronics market, where competition comes from Sony Corp., Toshiba Corporation, Cisco Systems Inc. and others.

We believe that competition from new entrants into our market will increase as the market for television in a PC expands. There can be no assurance that we will not experience increased competition in the future. Such increased competition may have a material adverse affect on our ability to successfully market our products. Competition is expected to remain intense and, as a result, we may lose some of our market share to our competitors. Further, we believe that the market for our products will continue to be price competitive and thus we could continue to experience lower selling prices, lower gross profit margins and reduced profitability levels for such products than in the past. “Item 1A-Risk Factors”.

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

PATENTS, COPYRIGHTS AND TRADEMARKS

With the proliferation of new products and rapidly changing technology, there is a significant volume of patents and other intellectual property rights held by third parties with regard to our market. There are a number of companies that hold patents for various aspects of the technologies incorporated in some of the PC and TV industries' standards. Given the nature of our products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted by third parties against us. We expect that parties seeking to gain competitive advantages will increase their efforts to enforce any patent or intellectual property rights that they may have. The holders of patents from which we may have not obtained licenses may take the position that we are required to obtain a license from them.

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

Even though we independently develop most of our products and copyright the operating software which our products use, our success will depend, in a large part, on our ability to innovate, obtain or license patents, protect trade secrets and operate without infringing on the proprietary rights of others. We maintain copyrights on certain of our designs and software programs, but currently we have no patent on the WinTV® board or other products.

The trade marks “Hauppauge®”, “SoftPVR®”, “HardPVR®” , “MediaMVP®” and , "WinTV®", have been registered with the United States Patent and Trademark Office.

See “Item 1A-Risk Factors” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

EMPLOYEES

As of September 30, 2007, we employed 145 people domestically and internationally, including our executive officers, all of which are employed on a full-time basis, and none of which are represented by a union.

CORPORATE STRUCTURE

Hauppauge Digital Inc. was incorporated in the state of Delaware on August 2, 1994. Listed below is a chart depicting our corporate structure.

Hauppauge Digital Inc. was incorporated in Delaware and is the parent holding company. Our subsidiaries function as follows:

Hauppauge Computer Works, Inc., incorporated in New York, is our United States operating company. It has locations in Hauppauge, New York and Danville, California. The Hauppauge, New York location functions as our company headquarters and houses the executive offices and is responsible for some or all of the following functions:

•	Sales

•	Technical Support

•	Research and development

•	Warehousing and shipping

•	Finance and Administrative

•	Inventory planning and forecasting

Hauppauge Digital Europe SARL, incorporated in Luxembourg, is our European subsidiary. It has the following wholly-owned subsidiaries:

•	Hauppauge Digital Asia Pte Ltd (incorporated in Singapore)

•	Hauppauge Computer Works, GmbH (incorporated in Germany)

•	Hauppauge Computed Works Limited (incorporated in the United Kingdom)

•	Hauppauge Computer Works SARL (incorporated in France)

The subsidiaries above function as sales and commission agents, and are primarily responsible for some or all of the following functions:

•	Directing and overseeing European sales, marketing and promotional efforts

•	Procuring sales and servicing customers

•	Sales administration

•	Technical support

•	Product and material procurement support

•	Contract manufacturer and production support

In addition to Hauppauge Digital Europe SARL’s wholly owned subsidiaries, Hauppauge Digital Europe SARL also has a branch office in Blanchardstown, Ireland, which functions as our European distribution center and is responsible for some or all of our following functions:

•	Warehousing of product

•	Shipment of product

•	Repair center

•	European logistics center

Hauppauge Digital Taiwan was incorporated during fiscal 2004 in Taiwan, ROC and is responsible for some or all of the following functions:

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

ITEM 1A. RISK FACTORS

Our operating results and financial condition are subject to various risks and uncertainties, including those described below, that could adversely affect our business, operating results and financial condition, any of which could negatively affect the trading price of our Common Stock. Because of the following factors, as well as other variables affecting our business, operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends for future periods.

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

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. We compete against companies such as ATI Technologies Inc., a division of AMD Corp. and Avid Technologies Our MediaMVP™ product competes in the consumer electronics market, where competition comes from Sony Corp., Toshiba Corporation, Cisco Systems Inc. and others.

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

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business, operating results and financial condition. We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We expended approximately $3,480,000, $3,165,000 and $2,494,000 for research and development expenses for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.

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

The majority of our products are built at contract manufacturing facilities in Asia . Our ability to successfully build products at overseas locations will depend on several factors, including:

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

For the three fiscal years ended September 30, 2007, 2006 and 2005 at least 40 % of our sales were generated by our European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 90% of our inventory required to support our European sales are purchased and paid in U.S. Dollars.

The combination of sales billed in Euros supported by inventory purchased in U.S. Dollars results in an absence of a natural local currency hedge. Consequently, our financial results are subject to market risks resulting from the fluctuations in the Euro to U.S. Dollar exchange rates.

See “Item 7--Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” with reference to the impact of foreign currency exchange fluctuations.

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

For several years we have experienced declining gross margins due to the following factors, among others:

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

During fiscal 2007 we subcontracted the manufacturing and assembly of our products to two independent third parties at facilities in various Asian countries.

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

If the supply of a key component or assembled product, such as the HVR-900, Nova-T-Stick and Nova-TD-stick were to be delayed or curtailed or in the event a key manufacturing or sole vendor delays shipment of such components or completed products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. Our business, operating results and financial condition could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. We attempt to mitigate these potential risks by working closely with our key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. We are also seeking out alternative sources for assembled products, making us less dependent on a single or limited source.

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

Our dependence upon our key officers and employees is increased by the fact that they are responsible for our sales and marketing efforts as well as our overall operations. We do not have key person life insurance policies covering any of our employees other than Mr. Plotkin, our President, Chairman of the Board, Chief Executive Officer, Chief Operating Officer. The insurance coverage that we have on him may be insufficient to compensate us for the loss of his services.

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

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is typically our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 44%, 54% and 54% of sales for the fiscal years ended September 30, 2007, 2006 and 2005 respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period. Accordingly, any sales or net income in any particular period may be lower than the sales and net income in a preceding or comparable period. Period-to-period comparisons of our results of operations may not be meaningful, and should not be relied upon as indications of our future performance. In addition, our operating results may be below the expectations of securities analysts and investors in future periods. Failure to meet such expectations, should such an event occur, will likely cause our share price to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We occupy a facility located at 91 Cabot Court, Hauppauge, New York we use it for executive offices and for the testing, storage and shipping of our products. In February 1990, Hauppauge Computer Works, Inc., (“HCW”), entered into a lease for the premises (the “1990 Lease”), with Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, our President, Chairman of the Board, Chief Executive Officer, Chief Operating Officer and the holder of approximately 8.1% of our shares of Common Stock as of September 30, 2007, Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 5.6% of our shares of Common Stock as September 30, 2007, and Laura Aupperle, believed by us to be the holder of approximately 7.8% of our shares of Common Stock, including shares of Common Stock attributed to the Estate of Kenneth R. Aupperle, as of September 30, 2007. Ladokk Realty Co., LLC is the successor to Ladokk Realty Co. (“Ladokk”) As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly, and subject to 5% annual increases effective February 1st of each year. We were also obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease. Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by us.

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

On October 17, 2006, HCW executed an amendment to the 2004 Lease with Ladokk for the premises (the “Lease Amendment”). The Lease Amendment commenced as of September 1, 2006 and ends on August 31, 2011. The base rent under the Lease Amendment for the first year of the term is $300,000, payable monthly in the amount of $25,000. Rent is subject to an annual increase of 3% over the term. The execution of the Lease Amendment was approved by our Board of Directors, following the recommendation of our Audit Committee.

The Lease Amendment provides for the payment of rent arrearages in the aggregate amount of $108,667 (the “Arrearage”) to be paid in the amount of $5,000 per month tendered with rent until the Arrearage is paid in full. Subject to the terms and conditions of the 2004 Lease, HCW is obligated to pay for utilities, repairs to the Premises, and taxes during the term.

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

HCW occupies a shared office facility at the Danville Business Center in Danville, California. We use the California office as our western region sales office and for marketing our Eskape™ Labs product line. The lease expires on May 31, 2008 and requires us to pay an annual rent, which includes telecommunications services, of approximately $9,600.

Our German subsidiary, Hauppauge Computer Works GmbH, occupies approximately 6,000 square feet in Mönchengladbach, Germany. It is used as our European sales office and customer support center. It also has a product demonstration room and a storage facility. Hauppauge Computer Works GmbH pays an annual rent of approximately $52,000 for this facility pursuant to a rental agreement, which expires on October 31, 2008.

Our Singapore subsidiary, Hauppauge Digital Asia Pte. Ltd., occupies approximately 5,400 square feet in Singapore, which it uses as a sales and administration office and for the testing, storage and shipping of our products. The lease expires on November 30, 2008 and calls for an annual rent of approximately $63,000. The rent includes an allocation for common area maintenance charges.

On May 1, 2001, Hauppauge Digital SARL. commenced a lease of a 15,642 square foot building in Blanchardstown, Dublin, Ireland. The facility houses our European warehousing and distribution center. The lease, which is for the standard twenty-five year term in Ireland with the right to terminate on the fifth and tenth year of the lease, calls for an annual rent of approximately $222,000. The rent includes an allocation for common area maintenance charges.

ITEM 3. LEGAL PROCEEDINGS

We are presently party to no pending material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the Nasdaq Global Market under the symbol HAUP. The range of high and low sales prices for our Common Stock during the two fiscal years ended September 30, 2007, were as follows:

Year ended September 30, 2007	High	Low
First Quarter	7.46	4.82
Second Quarter	9.06	6.68
Third Quarter	7.27	4.89
Fourth Quarter	5.28	3.48

Year ended September 30, 2006	High	Low
First Quarter	6.53	3.12
Second Quarter	5.69	3.61
Third Quarter	4.35	3.61
Fourth Quarter	5.50	3.66

We have been advised by our transfer agent, Continental Stock Transfer & Trust Company that the approximate number of holders of record of our Common Stock as of November 14, 2007 was 161. We believe there are in excess of 4,000 beneficial holders of our Common Stock.

No cash dividends have been paid during the two fiscal years ended September 30, 2007. We have no present intention of paying any cash dividends in our foreseeable future and intend to use our net income, if any, in our operations.

On November 8, 1996, we approved a stock repurchase program. The program authorized us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997. At our August 3, 2007 Board meeting, our Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000.

The table below summarized repurchases of our Common Stock under our stock repurchase program:
			Total Number	Maximum
		Average	of Shares	Number
	Total	Price	Purchased as	Of Shares
	Number	Paid	Part of	That May Yet
	of	per	Publicly	Be Purchased
	Shares	Paid	Announced	Under the
	Purchased	Share	Plan	Plan
Purchases as of September 30, 2006	607,547	$2.89	607,547	592,453
June 1 to June 30, 2007	10,000	$5.34	10,000	582,453
July 1 to July 31, 2007	10,000	$4.92	10,000	572,453
August 1 to August 31, 2007	88,830	4.21	88,830	483,623
September 1, to September 30, 2007	33,202	3.89	33,202	450,421
Purchases as of September 30, 2007	749,579	$3.15

The following graph shows a five year comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, for us, the NASDAQ Market Index and the Hemscott Group (Computer Peripheral) Index (the “Hemscott Group Index”). The graph assumes $100 was invested in each of our shares of Common Stock, the NASDAQ Market Index and the Hemscott Group Index on October 1, 2002 and that all dividends were reinvested. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock performance.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data with respect to our financial position and our results of operations for each of the five fiscal years in the period ended September 30, 2007 set forth below has been derived from our audited consolidated financial statements. The selected financial information presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data	2007	2006	2005	2004	2003
(In thousands except for per share amounts)
Net Sales	$110,896	$97,662	$78,458	$65,339	$50,956
Cost of sales	88,652	77,817	60,599	48,045	38,715
Gross Profit	22,244	19,845	17,859	17,294	12,241

Selling , general and administrative expenses	14,668	14,116	13,903	12,320	10, 818
Research and development expenses	3,480	3,165	2,494	2,021	1,902
Legal expenses related to arbitration and litigation proceedings	-	-	-	354	78
Arbitration proceeding	-	-	-	206	-
Litigation proceeding	-	-	-	427	-
Income (loss) from operations	4,096	2,564	1,462	1,966	(557)

Other Income (Expense):
Interest income	43	28	13	7	16
Foreign currency	(31)	7	61	2	34
Income (loss) before taxes	4,108	2,599	1,536	1,975	(507)
Income tax provision (benefit)	(1,197)	190	149	150	307
Net income (loss)	$5,305	$2,409	$1,387	$1,825	$(814)
Net income (loss) per share:
Basic	$0.54	$0.25	$0.15	$0.20	$(0.09)
Diluted	$0.51	$0.24	$0.14	$0.19	$(0.09)

Weighted average shares outstanding:
Basic	9,863	9,593	9,431	8,999	8,867
Diluted	10,368	10,019	9,988	9,668	8,867
Consolidated Balance Sheet Data (at period end):
Working capital	$21,198	$17,084	$15,335	$13,760	$10,860
Total assets	51,920	36,650	32,116	32,071	21,650
Stockholders’ equity	22,941	17,780	15,941	14,327	11,468

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations
Twelve months ended September 30, 2007 compared to September 30, 2006.

Results of operations for the twelve months ended September 30, 2007 compared to September 30, 2006 are as follows:

	Twelve Months Ended	Twelve Months Ended	Variance	Percentage of sales
	9/30/07	9/30/06		$2007	2006	Variance
Net Sales	$110,896,010	$97,662,326	$13,233,684	100.00%	100.00%	-
Cost of sales	88,651,881	77,817,275	10,834,606	79.94%	79.68%	0.26%
Gross Profit	22,244,129	19,845,051	2,399,078	20.06%	20.32%	-0.26%
Gross Profit %	20.06%	20.32%	-0.26%
Expenses:
Sales & marketing	10,132,587	9,565,730	566,857	9.14%	9.79%	-0.65%
Technical support	600,074	556,865	43,209	0.54%	0.57%	-0.03%
General & administrative	3,618,813	3,730,031	(111,218)	3.26%	3.82%	-0.56%
Selling, general and administrative stock compensation expense	316,292	263,363	52,929	0.29%	0.27%	0.02%
Total Selling, general and administrative expense	14,667,766	14,115,989	551,777	13.23%	14.45%	-1.22%
Research and development	3,294,441	3,072,001	222,440	2.97%	3.15%	-0.18%
Research and development stock compensation expense	185,576	92,923	92,653	0.17%	0.10%	0.07%
Total expenses	18,147,783	17,280,913	866,870	16.37%	17.70%	-1.33%
Net operating income	4,096,346	2,564,138	1,532,208	3.69%	2.62%	1.07%

Other income :
Interest income	43,135	28,422	14,713	0.04%	0.03%	0.01%
Foreign currency	(31,676)	7,292	(38,968)	-0.03%	0.01%	-0.04%
Total other income	11,459	35,714	(24,255)	0.01%	0.04%	-0.03%
Income before taxes (benefit) on income	4,107,805	2,599,852	1,507,953	3.70%	2.66%	1.04%
Income tax provision (benefit)	(1,197,579)	190,240	(1,387,819)	-1.08%	0.19%	-1.26%
Net income	$5,305,384	$2,409,612	$2,895,772	4.78%	2.47%	2.31%

Net sales for the twelve months ended September 30, 2007 increased $13,233,684 compared to the twelve months ended September 30, 2006 as shown on the table below.

			Increase
	Twelve Months	Twelve Months	(decrease) Dollar	Increase (decrease)	Percentage of sales by Geographic region
Location	Ended 9/30/07	Ended 9/30/06	Variance	Variance %	2007	2006
Domestic	62,649,883	45,231,986	17,417,897	39%	56%	46%
Europe	45,585,721	49,803,392	(4,217,671)	-8%	42%	51%
Asia	2,660,406	2,626,948	33,458	1%	2%	3%
Total	$110,896,010	$97,662,326	$13,233,684	14%	100%	100%

Net sales to domestic customers were 56% of net sales for the fiscal year ended September 30, 2007 and 46% of net sales for the fiscal year ended September 30, 2006. Net sales to European customers were 42% of net sales for the fiscal year ended September 30, 2007 and 51% of net sales for the fiscal year ended September 30, 2006. Net sales to Asian customers were 2% of net sales for the fiscal year ended September 30, 2007 and 3% of net sales for the fiscal year ended September 30, 2006. We experienced an increase in unit sales of about 22% while the dynamics of new production and changes in sales mix lowered the average sales price by about 7%.

Seasonal nature of sales

As the chart above indicates, there is a seasonal pattern to our quarterly sales. Listed below are the primary causes of our seasonal sales:

•
We primarily sell through a sales channel which consist of retailers, PC manufacturers and distributors. Spurred on by the holiday spending, our sales during our first fiscal quarter, which encompasses the holiday season, have historically been either the highest or the second highest of our fiscal year.

•
Post holiday sales, mid year school computer purchases, gift certificates, holiday cash gifts and disposable income generated from year end bonuses fuel the sales of our second quarter and have historically resulted in sales for our second quarter being either the highest or second highest of our fiscal year.

•
For each of the fiscal years ended September 30, 2007 and 2006 at least 40% of our sales were generated by our European subsidiary. During our fiscal third quarter and into the first half of our fiscal fourth quarter, we typically experience a slowdown due to the summer holiday period in Europe. We also see decreased spending in the U.S during the summer months. This has historically caused sales for the last six months of our fiscal year to be lower than the first six months of our fiscal year. As the chart above indicates our sales for the last six months of fiscal 2006 and 2007 were lower than the sales for the first six months of fiscal 2006 and fiscal 2007.

Although our strategy has been to diversify our sales to minimize the seasonal nature of our business, we anticipate similar seasonal trends for the near term future.

Gross profit

Gross profit increased $2,399,078 for the twelve months ended September 30, 2007 compared to the twelve months ended September 30, 2006.

The increases and (decreases) in the gross profit are detailed below:

Increase
(decrease)
Due to increased sales	$3,726,900
Lower gross profit on sales mix	(909,934)
Production and production related costs	(417,888)
Total increase in gross profit	$2,399,078

Gross profit percentage for the twelve months ended September 30, 2007 was 20.06% compared to 20.32% for the twelve months ended September 30, 2006, a decrease of 0.26%.

The increases and (decreases) in the gross profit percent are detailed below:

Increase
(decrease)
Lower gross profit on sales mix	(0.82)%
Production and production related costs	0.56%
Net decrease in gross profit percent	(0.26)%

The decrease in the gross profit percent of 0.26 % for the twelve months ended September 30, 2007 compared to the twelve months ended September 30, 2006 was primarily due to:

•	A higher percentage of lower gross profit margin products contributed to a 0.82% decrease in gross profit.

•
Production and production related costs declined as a percentage of sales which contributed to a 0.56% increase in gross profit percent. The increase in net sales was about 14% while the increase in production and production related costs was about 5%.

Volatility of gross profit percentage:

The chart above indicates the quarterly fluctuations in gross profit percent. Over the eight quarters ended with the fourth quarter of fiscal 2007, the gross profit percent has ranged from a low of 18.79% to a high of 22.79%.

Factors affecting the volatility of our gross profit percentages are:

•
Mix of product. Gross profit percentages vary within our retail family of products as well as for products sold to manufacturers. Varying sales mix of these different product lines affect the quarterly gross profit percentage

•
Fluctuating quarterly sales caused by seasonal trends. Included in cost of sales are certain fixed costs, mainly for production labor, warehouse labor and the overhead cost of our Ireland distribution facility. Due to this, when unit and dollar sales decline due to seasonal sales trends these fixed costs get spread over lower unit and dollar sales, which increase the product unit costs and increase the fixed costs as a percentage of sales.

•
Competitive pressures. Our market is constantly changing with new competitors joining our established competitors. These competitive pressures from time to time result in a lowering of our average sales prices which can reduce gross profit.

•
Supply of component parts. In times when component parts are in short supply we have to manage price increases. Conversely, when component parts’ supply is high we may be able to secure price decreases.

•	Sales volume. As unit sales volume increases we have more leverage in negotiating volume price decreases with our component suppliers and our contract manufacturers.

•	Cost reductions. We evaluate the pricing we receive from our suppliers and our contract manufacturers and we often seek to achieve component part and contract manufacturer cost reductions.

•
Volatility of fuel prices. Increases in fuel costs are reflected in the amounts we pay for the delivery of product from our suppliers and the amounts we pay for deliveries to our customers. Therefore increasing fuel prices increase our freight costs and negatively impact our gross profit.

Managing product mix through market strategy and new products, moderating seasonal trends, efficiently managing shipments and achieving cost reductions are a company priority and are critical to our competitive position in the market. Although our goal is to optimize gross profit and minimize gross profit fluctuations, in light of the dynamics of our market we anticipate the continuance of gross profit percent fluctuations.

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expenses.

	Twelve months ended September 30,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(decrease)
Sales and marketing	$10,132,587	$9,565,730	$566,857	9.14%	9.79%	-0.65%
Technical support	600,074	556,865	43,209	0.54%	0.57%	-0.03%
General and administrative	3,618,813	3,730,031	(111,218)	3.26%	3.82%	-0.56%
Selling and general administrative stock compensation expense	316,292	263,363	52,929	0.29%	0.27%	0.02%
Total	$14,667,766	$14,115,989	$551,777	13.23%	14.45%	-1.22%

Selling, general and administrative expenses increased $551,777 from the prior fiscal year. As a percentage of sales, Selling, general and administrative expenses decreased by 1.22% when compared to the twelve months ended September 30, 2006. The increase in sales and marketing expense of $566,857 was mainly due to increased commission expense due to higher sales and higher sales compensation expense due to sales personnel increases. The increase in technical support expenses of $43,209 was primarily due to higher compensation expenses in Asia and Europe due to increased personnel. The decrease in general and administrative expenses of $111,218 was primarily due to lower rent expense due to a rent reduction negotiated under a new lease, lower professional fees due lower usage of outside consultants and lower bank and credit card processing fees.

Stock compensation expense related to SG&A personnel was $52,929 higher than in fiscal 2006. During fiscal 2006, we had run out of options authorized in our stock option plan. Accordingly, we did not issue as many options as we would have in fiscal 2006 had there been additional shares authorized. At our October 2006 Annual Meeting of Stockholders, our stockholders approved the addition of 1 million shares of Common Stock to our 2003 Performance and Equity Incentive Plan. As a result, we were able to grant more options in fiscal 2007 than fiscal 2006, thus increasing the stock compensation expense recorded in fiscal 2007.

Selling general and administrative expenses as a percentage of sales

The chart above indicates the quarterly fluctuations for technical support, general and administrative, sales and marketing and total selling, general and administrative expenses. Due to fixed costs which fluctuate minimally with changes in sales coupled with the seasonal nature of our business, selling general and administrative expenses as a percentage of sales are sensitive to seasonal sales fluctuations. Over the eight quarters ending with the fourth quarter of fiscal 2007, the pattern of selling general and administrative expenses as a percentage of sales has resulted in the following trends:

•
Due to our first and second quarters yielding the highest quarterly sales levels of our fiscal year, our selling, general and administrative expenses as a percentage of sales have typically been the lowest during our first quarter and second quarter. As reflected in the chart, selling, general and administrative expense as a percentage of sales were the lowest in the first and second quarters of fiscal 2006 and 2007.

•
Reflecting the seasonal trend in which our third and fourth quarters yield the lowest quarterly sales of our fiscal year, our selling, general and administrative expenses for the third and fourth quarters are the highest as a percentage of sales. As reflected in the chart, selling, general and administrative expense as a percentage of sales were the highest in the third and fourth quarters of fiscal 2006 and 2007.

•
Selling, general and administrative expenses as a percent of sales for the twelve months ended September 30, 2007 declined to its lowest level of the two fiscal years ended September 30, 2007, the result of sales percentage increases growing in excess of percentage increases in selling, general and administrative expenses.

With the expectation that the seasonal nature sales will continue for the near future, we expect selling, general and administrative expenses as a percentage of sales to reflect a future trend that is similar to the historical trends we have experienced over the prior two fiscal years.

Research and development expenses

Research and development expenses increased $315,093. The increase was mainly due to the hiring of additional engineering personnel and increased program development expenses due to higher volume of new product and product enhancement programs. Stock compensation expense related to research and development personnel was $92,653 higher than fiscal 2007.

Other income

Other income for the twelve months ended September 30, 2007 was $11,459 compared to other income of $35,714 for the twelve months ended September 30, 2006 as detailed below:

	Twelve months ended September 30,
	2007	2006
Interest income	$43,135	$28,422
Foreign currency transaction gains (losses)	(31,676)	7,292
Total other income (expense)	$11,459	$35,714

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of two components: translation gains and losses and FAS 133 mark to market gains and losses on our open foreign exchange contracts.

During fiscal 2007 we recorded on our balance sheet in the equity section under “ Accumulated other comprehensive (loss)” a loss of $816,652, which consisted of translation losses of $726,629 and a loss of $90,023 due to the mark to market differences between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate. The table below details the gains and losses that make up the accumulated other comprehensive loss of $1,325,971 recorded on our balance sheet as of September 30, 2007:
Accumulated Other Comprehensive Income (Loss)	Balance as of	Oct 06 to Sept 07	Balance as of
Fiscal 2007 activity	Sept 30, 2006	(losses)	Sept 30, 2007
Translation gains and losses	$(531,289)	$(726,629)	$(1,257,918)
FAS 133 mark to market adjustment	21,970	(90,023)	(68,053)
	$(509,319)	$(816,652)	$(1,325,971)

Tax provision

Our net tax provision for the year ended September 30, 2007 and 2006 is as follows:

	Twelve months ended September 30,
	2007	2006
AMT Tax attributable to U.S operations	$108,343	$60,000
Income tax benefit due reduction of valuation allowance	(1,490,689)	-
Tax expense European operations	146,767	110,240
State taxes	38,000	20,000
Net tax (benefit) provision	$(1,197,579)	$190,240

The deferred tax assets and the offsetting tax valuation allowance is attributable to our domestic operations. For the last three fiscal years our domestic operation has had taxable income. As of September 30, 2007, we evaluated the future realization of our deferred tax assets and the corresponding valuation allowance. We took into consideration:

•	the taxable income of our domestic operations for the last three fiscal years ended September 30, 2007 2006 and 2005

•	anticipated taxable income for fiscal 2008

•	the utilization in fiscal 2007 of the remainder of our net operating loss carry forward

After evaluating the circumstances listed above, it was our opinion to reduce the deferred tax valuation allowance by $3,010,253 which was reduced by deferred tax expense, resulting in a tax benefit for fiscal 2007 of $1,490,689.

As a result of all of the above items mentioned in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, we had net income of $5,305,384 for the twelve months ended September 30, 2007, which resulted in basic net income per share of $0.54 and diluted net income per share of $0.51 on weighted average basic and diluted shares of 9,862,655 and 10,367,775, respectively, compared to net income of $2,409,612 for the twelve months ended September 30, 2006, which resulted in basic net income per share of $0.25 and diluted net income per share of $0.24 on weighted average basic and diluted shares of 9,593,050 and 10,019,514, respectively.

Options to purchase 540,250, 193,856 and 48,453 shares of Common Stock at prices ranging $4.67 to $ 8.75, $4.13 to $8.75 and 4.40 to $8.75, respectively, were outstanding as of September 30, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted net income per share of Common Stock because they were anti-dilutive.

Results of operations
Twelve months ended September 30, 2006 compared to September 30, 2005.

Results of operations for the twelve months ended September 30, 2006 compared to September 30, 2005 are as follows:

	Twelve	Twelve
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	9/30/06	9/30/05		$2006	2005	Variance
Net Sales	$97,662,326	$78,457,785	$19,204,541	100.00%	100.00%	-
Cost of sales	77,817,275	60,599,066	17,218,209	79.68%	77.24%	2.44%
Gross Profit	19,845,051	17,858,719	1,986,332	20.32%	22.76%	-2.44%
Gross Profit %
Expenses:
Sales & marketing	9,565,730	9,907,606	(341,876)	9.79%	12.63%	-2.84%
Technical support	556,865	516,533	40,332	0.57%	0.66%	-0.09%
General & administrative	3,730,031	3,479,278	250,753	3.82%	4.44%	-0.62%
Selling, general and administrative stock compensation expense	263,363	-	263,363	0.27%	0.00%	0.27%
Total Selling, general and administrative expense	14,115,989	13,903,417	212,572	14.45%	17.73%	-3.28%
Research and development	3,072,001	2,493,710	578,291	3.15%	3.18%	-0.03%
Research and development stock compensation expense	92,923	-	92,923	0.10%	0.00%	0.10%
Total expenses	17,280,913	16,397,127	883,786	17.70%	20.91%	-3.21%
Net operating income	2,564,138	1,461,592	1,102,546	2.62%	1.85%	0.77%

Other income :
Interest income	28,422	13,684	14,738	0.03%	0.02%	0.01%
Foreign currency	7,292	60,833	(53,541)	0.01%	0.08%	-0.07%
Total other income	35,714	74,517	(38,803)	0.04%	0.10%	-0.06%
Income before taxes on income	2,599,852	1,536,109	1,063,743	2.66%	1.95%	0.71%
Taxes on income	190,240	149,356	40,884	0.19%	0.19%	0.00%
Net income	$2,409,612	$1,386,753	$1,022,859	2.47%	1.76%	0.71%

Net sales for the twelve months ended September 30, 2006 increased $19,204,541 compared to the twelve months ended September 30, 2005 as shown on the table below.

			Increase
	Twelve Months	Twelve Months	(decrease) Dollar	Increase(decrease)	Percentage of sales by Geographic region
	Ended 9/30/06	Ended 9/30/05	Variance	Variance %	2006	2005
Domestic	45,231,986	$36,508,354	$8,723,632	24%	46%	46%
Europe	49,803,392	39,928,765	9,874,627	25%	51%	51%
Asia	2,626,948	2,020,666	606,282	30%	3%	3%
Total	$97,662,326	$78,457,785	$19,204,541	24%	100%	100%

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

Seasonal nature of sales

As the chart above indicates, there is a seasonal pattern to our quarterly sales. Listed below are the primary causes of our seasonal sales:

•
We sell primarily sell through a sales channel which consist of retailers, PC manufacturers and distributors. Spurred on by the holiday spending, our sales during our first fiscal quarter, which encompasses the holiday season, have historically been either the highest or the second highest of our fiscal year.

•
Post holiday sales, mid year school computer purchases, gift certificates, holiday cash gifts and disposable income generated from year end bonuses fuel the sales of our second quarter and have historically resulted in sales for our second quarter being either the highest or second highest of our fiscal year.

•
For each of the fiscal years ended September 30, 2006 and 2005 at least 50% of our sales were generated by our European subsidiary. During our fiscal third quarter and into the first half of our fiscal fourth quarter, we typically experience a slowdown due to the summer holiday period in Europe. We also see decreased spending in the U.S during the summer months. This has historically caused sales for the last six months of our fiscal year to be lower than the first six months of our fiscal year. As the chart above indicates our sales for the last six months of fiscal 2005 and 2006 were lower than the sales for the first six months of fiscal 2005 and fiscal 2006

Although our strategy has been to diversify our sales to minimize the seasonal nature of our business, we anticipate similar seasonal trends for the near term future.

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

The chart above indicates the quarterly fluctuations in gross profit percent. Over the last eight quarters ending with the fourth quarter of fiscal 2006, the gross profit percent has ranged from a low of 19.42% to a high of 23.67%.

Factors affecting the volatility of our gross profit percentages are:

•
Mix of product. Gross profit percentages vary within our retail family of products as well as for products sold to manufacturers. Varying sales mix of these different product lines affect the quarterly gross profit percentage

•
Fluctuating quarterly sales caused by seasonal trends. Included in cost of sales are certain fixed costs, mainly for production labor, warehouse labor and the overhead cost of our Ireland distribution facility. Due to this, when unit and dollar sales decline due to seasonal sales trends these fixed costs get spread over lower unit and dollar sales, which increase the product unit costs and increase the fixed costs as a percentage of sales.

•
Competitive pressures. Our market is constantly changing with new competitors joining our established competitors. These competitive pressures from time to time result in a lowering of our average sales prices which can reduce gross profit.

•
Supply of component parts. In times when component parts are in short supply we have to manage price increases. Conversely, when component parts’ supply is high we may be able to secure price decreases.

•	Sales volume. As unit sales volume increases we have more leverage in negotiating volume price decreases with our component suppliers and our contract manufacturers.

•	Cost reductions. We evaluate the pricing we receive from our suppliers and our contract manufacturers and we often seek to achieve component part and contract manufacturer cost reductions.

•
Volatility of fuel prices. Increases in fuel costs are reflected in the amounts we pay for the delivery of product from our suppliers and the amounts we pay for deliveries to our customers. Therefore increasing fuel prices increase our freight costs and negatively impact our gross profit.

Managing product mix through market strategy and new products, moderating seasonal trends, efficiently managing shipments and achieving cost reductions are a company priority and are critical to our competitive position in the market. Although our goal is to optimize gross profit and minimize gross profit fluctuations, in light of the dynamics of our market we anticipate the continuance of gross profit percent fluctuations.

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative costs.

	Twelve months ended September 30,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(decrease)
Sales and marketing	$9,565,730	$9,907,606	$(341,876)	9.79%	12.63%	-2.84%
Technical support	556,865	516,533	40,332	0.57%	0.66%	-0.09%
General and administrative	3,730,031	3,479,278	250,753	3.82%	4.44%	-0.62%
Selling, general and administrative stock compensation expense	263,363	-	263,363	0.27%	0.00%	0.27%
Total	14,115,989	13,903,417	212,572	14.45%	17.73%	-3.28%

Selling, general and administrative expenses increased $212,572 from the prior fiscal year. As a percentage of sales, Selling, general and administrative expenses decreased by 3.28% when compared to the twelve months ended September 30, 2005. The decrease in sales and marketing expense of $341,876 was mainly due to lower advertising and promotional expenses. The increase in technical support expenses of $40,332 was primarily due to compensation related costs. The increase in general and administrative expenses of $250,753 was primarily due to compensation increases for additional managerial and support staff and incentive related expenses. Reflected in selling, general and administrative expenses for the twelve months ended September 30, 2006 was $263,363 in stock compensation expenses related to the issuance of stock options as we adopted SFAS 123R on October 1, 2005.

Research and development expenses

Research and development expenses increased $671,214. The increase was mainly due to the hiring of additional engineering management and staff personnel and increased program development costs due to higher volume of new product and product enhancement programs. Reflected in research and development expenses for the twelve months ended September 30, 2006 was $92,923 in stock compensation expenses related to the issuance of stock options not included in selling, general and administrative expenses.

Selling general and administrative expenses as a percentage of sales

The chart above indicates the quarterly fluctuations for technical support, general and administrative, sales and marketing and total selling, general and administrative expenses. Due to fixed costs which fluctuate minimally with changes in sales coupled with the seasonal nature of our business, selling general and administrative expenses as a percentage of sales are sensitive to seasonal sales fluctuations. Over the eight quarters ending with the fourth quarter of fiscal 2006, the pattern of selling general and administrative expenses as a percentage of sales has resulted in the following trends:

•
Due to our first and second quarters yielding the highest quarterly sales levels of our fiscal year, our selling, general and administrative expenses as a percentage of sales have typically been the lowest during our first quarter and second quarter. As reflected in the chart, selling, general and administrative expense as a percentage of sales were the lowest in the first and second quarters of fiscal 2005 and 2006.

•
Reflecting the seasonal trend in which our third and fourth quarters yield the lowest quarterly sales of our fiscal year, our selling, general and administrative expenses for the third and fourth quarters are the highest as a percentage of sales. As reflected in the chart, selling, general and administrative expense as a percentage of sales were the highest in the third and fourth quarters of fiscal 2005 and 2006.

•
Selling, general and administrative expenses as a percent of sales for the twelve months ended September 30, 2006 declined to its lowest level of the two fiscal years ended September 30, 2006, the result of sales percentage increases growing in excess of percentage increases in selling, general and administrative expenses.

With the expectation that the seasonal nature sales will continue for the near future, we expect selling, general and administrative expenses as a percentage of sales to reflect a future trend that is similar to the historical trends we have experienced over the prior two fiscal years.

Other income

Other income for the twelve months ended September 30, 2006 was $35,714 compared to other income of $74,517 for the twelve months ended September 30, 2005 as detailed below:

	Twelve months ended September 30,
	2006	2005
Interest income	$28,422	$13,684
Foreign currency transaction gains (losses)	7,292	60,833
Total other income (expense)	$35,714	$74,517

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of two components: translation gains and losses and FAS 133 mark to market gains and losses on our open foreign exchange contracts.

During fiscal 2006 we recorded on our balance sheet in the equity section under “ Accumulated other comprehensive (loss)” a loss of $1,192,089 which consisted of translation losses of $1,077,641 and a loss of $114,448 due to the mark to market differences between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

The table below details the gains and losses that make up the accumulated other comprehensive loss of $509,319 recorded on our balance sheet as of September 30, 2006:

Accumulated Other Comprehensive Income (Loss)	Balance as of	Oct 05 to Sept 06	Balance as of
Fiscal 2006 activity	Sept 30, 2005	(losses)	Sept 30, 2006
Translation gains and losses	$546,352	$(1,077,641)	$(531,289)
FAS 133 mark to market adjustment	136,418	(114,448)	21,970
	$682,770	$(1,192,089)	$(509,319)

Tax provision

Our net tax provision for the fiscal years ended September 30, 2006 and 2005 is as follows:

	Twelve months ended September 30,
	2006	2005
AMT Tax attributable to U.S operations	$60,000	$20,000
Tax expense European operations	110,240	109,356
State taxes	20,000	20,000
Net tax provision	$190,240	$149,356

The deferred tax assets and the offsetting tax valuation allowance is attributable to our domestic operations. For three out of the five fiscal years ended September 30, 2006, our domestic operation incurred tax losses. Fiscal 2005 was the first year out of the five years ended September 30, 2006 in which our domestic operations had pre tax income. As of September 30, 2006, we evaluated the future realization of our deferred tax assets and the corresponding valuation allowance. We took into consideration:

•	the tax losses incurred by our domestic operations in three out of the last five fiscal years ended September 30, 2006

•	the seasonal nature and cyclical nature of the business, which makes it difficult to predict the future realization of the deferred tax asset

•	the dynamic market and technological changes that occur in our industry

After evaluating the circumstances listed above, it was our opinion that as of September 30, 2006, the valuation allowance was still applicable.

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

Liquidity and Capital Resources

Our cash, working capital and stockholders’ equity position is set forth below:

	As of September 30,
	2007	2006	2005
Cash	$11,581,657	$9,020,941	$7,567,393
Working Capital	21,198,184	17,084,175	15,334,855
Stockholders’ Equity	22,941,081	17,779,725	15,941,492

We had cash and cash equivalents as of September 30, 2007 of $11,581,657, an increase of $2,560,716 from September 30, 2006.
The increase was due to:

Sources of cash:
Net income adjusted for non cash items	$5,140,165
Increase accounts payable and accrued expenses	10,108,153
Proceeds from employee stock purchases	776,310
Decrease in prepaid expenses and other current assets	92,648
Less cash used for:
Increase in accounts receivable	(8,443,712)
Increase in inventories	(3,344,225)
Effect of exchange rates on cash	(816,652)
Capital equipment purchases	(346,417)
Purchase of treasury stock	(605,554)
Net increase in cash and cash equivalents	$2,560,716

Net cash of $3,553,029 provided by operating activities was primarily due to net income adjusted for non cash items of $5,140,165, increases in accounts payable and accrued expenses of $10,108,153 due to the timing of purchases coupled with the timing of vendor payments and a decrease in prepaid expenses and other current assets of $92,648. Increases in cash were offset by an increase in accounts receivable of $8,443,712, due primarily to the 24% sales increase for the fourth quarter of fiscal 2007 over the fourth quarter of fiscal 2006, timing of sales with the last two months of the fiscal 2007 fourth quarter accounting for 70% of the sales, and increases in inventory of $3,344,225, due to inventory required to support the 24% increase in fourth quarter sales in addition to inventory purchased to meet the demands of the historically high sales levels we experience during our first fiscal quarter.

Cash of $346,417 was used to purchase fixed asset and $605,554 in cash was used to purchase shares on the open market pursuant to our stock repurchase program. Proceeds from stock purchased by employees through the purchase of options and through the employee stock purchase plan provided additional cash of $776,310. The effect of exchange rates used cash of $ 816,652.

On November 8, 1996, we approved a stock repurchase program. The program authorized us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997. At our August 3, 2007 Board meeting, our Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000. As of September 30, 2007, we held 749,579 treasury shares purchased for $2,363,505 at an average purchase price of approximately $3.15 per share

Sources and (usage) of cash components

The chart below shows by quarter for each the three fiscal years ended September 30, 2007 our cash balances, sources of cash and (usage) of cash

Our sources and (usage) of cash primarily comes from the items listed below :

•	Net income adjusted for non cash items

•	Changes in the levels of current assets and current liabilities, primarily accounts receivable, inventories and accounts payable

•	Employee purchases of stock options

•	Purchase of capital equipment

•	Purchase of treasury stock

Since accounts receivable, inventory and current liabilities make up the majority of our current asset and current liability levels, our cash balances are quite sensitive in relationship to the increase and decrease of these assets and liabilities. As noted in the following graph for the “changes in current assets and liabilities” line compared to the “cash balance” line, in the quarters where we used cash to increase the current asset levels or decrease the current liability levels, as indicated by the downward sloping lines (which were the first and third quarter of fiscal 2005, the first and second quarter of fiscal 2006 and the first, second and fourth quarters of fiscal 2007 ), there was a corresponding decrease or neutral position in the cash balances during those quarters.

Conversely, in the quarters when we generated cash by reducing the current asset levels or increasing the current liability levels, as indicated by the upward sloping line (which were the second and fourth quarter of fiscal 2005, the third quarter of fiscal 2006 and the third quarter of fiscal 2007), there was a corresponding increase in the cash balances during those quarters.

We expect for the near term future that our operating structure will remain similar to past years, therefore our investment and subsequent changes in our current assets and current liabilities required to fund our operating cycles will continue to have a material impact on our cash generation, cash usage and cash balances.

Line of Credit

On December 1, 2005, HCW entered into a $3,000,000 line of credit borrowing facility with JP Morgan Chase Bank, N.A. (the "Bank"). On February 28, 2007 the Bank reviewed our line of credit and increased the line to $5,000,000. The line of credit is subject to renewal on March 31, 2008. We may, at our option, borrow money at the Prime Rate minus one percent (1.0%) or the adjusted Eurodollar Rate plus one and 85/100 percent (1.85%). In accordance with the terms of the line, we have entered into a Guaranty with the Bank and have entered into a Share Pledge Agreement among us, the Bank and Hauppauge Digital Europe SARL.

Pursuant to the Guaranty, we guarantee to the Bank the payment of all liabilities of HCW to the Bank, secured by a continuing lien and right of set-off for the amount of the liabilities of HCW to the Bank upon any and all monies, securities, property, our deposits and credits with the Bank, J.P. Morgan Securities Inc. or any other affiliate of the Bank.

Pursuant to the Share Pledge Agreement, we granted a first priority right of pledge on approximately two-thirds of the outstanding capital shares of Hauppauge Digital Europe SARL in favor of the Bank as security for the payment under the Note.

There were no borrowings outstanding and $920,000 letters of credit outstanding as of the filing date of this Annual Report on Form 10-K.

We believe that our cash and cash equivalents as of September 30, 2007, our internally generated cash flow and our existing line of credit will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual Obligation

The following table shows our contractual obligations related to lease obligations as of September 30, 2007:

	Payment due by period
Contractual obligations	Total	Less than1 year	1-3 years	3 to 5 years	More than 5 years
Operating lease obligations	$2,026,297	$600,472	$1,383,312	$42,513	-

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:

•	Revenue Recognition

•	Management’s estimates

•	Translation of assets and liabilities denominated in non-functional currencies on our European financial statements

•	Inventory obsolescence and reserves

•	Accounts receivable related reserves

Revenue Recognition

We sell through a sales channel which consist of retailers, PC manufacturers and distributors. The majority of our customers are granted lines of credit. The product is shipped on account with the majority of customers typically given 30 to 45 day payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

We require the customer to submit a purchase order to us. The price of the product and payment terms are fixed per the terms of the purchase order. Upon shipment of the order to the customer, the title to the goods is passed to the customer. The customer is legally obligated to pay for the order within the payment terms stated on the customer’s purchase order. The obligation to insure the boards and the cost of any pilferage while in the customer’s possession is the responsibility of the customer. We sell analog, hybrid video recorders or digital computer boards that are stocked on the shelves of retailers and are subject to the normal consumer traffic that retail stores attract. Aside from normal store promotions such as advertisements in the store’s circular, we have no further obligation to assist in the resale of the products.

We offer some of our customers a right of return. Our accounting complies with SFAS 48 Revenue Recognition when Right of Return Exists, as typically at the end of every quarter we, based on historical data, evaluate our sales reserve level based on the previous six months sales. Due to the seasonal nature of the business coupled with the changing economic environment, management exercises some judgment with regard to the historical data to arrive at the reserve.

We offer mail-in rebates on certain products at certain times as we may determine. The rebates are recorded as a reduction to sales. We also participate in limited cooperative advertising programs with retailers and distributors and account for these in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.

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

Inventory obsolescence and reserves

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies. Due to this we, maintain a program in which we review on a regular basis our inventory forecasting, inventory purchasing and our inventory levels. We review our inventory realization and inventory reserves on a quarterly basis.

Accounts receivable and related reserves

On a daily basis we credit approve all orders scheduled for shipment. Customers who are over their credit limit or who have invoices that are past their due date are typically placed on credit hold until the credit problem is resolved. Credit reviews are performed on new customers. Existing customers who request an increased credit line are subject to a new credit review before increases in their credit line are approved.

Our reserve for bad debt is done using a specific identification method. On a quarterly basis we review the age and quality of our accounts receivable. We reserve amounts due us from Companies that have gone bankrupt or Companies that we evaluate are near bankrupt.

Our products are sold through a sales channel which consist of retailers, PC manufacturers and distributors. Our product is primarily a retail product sold to end user consumers. Similar to other companies in the computer industry our products are subject to returns by the end user. In recognition that product may be returned at a later date, at the end of every quarter, based on historical data, we evaluate our sales reserve level based on the previous six months sales and we adjust our sales reserve as required.

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

Prior to the adoption of the Euro, we billed our European customers in German Marks or British Pound Sterling, depending upon which currency the customer preferred to be billed in. Effective January 1, 1999, we began invoicing our customers, who are located in the fifteen member countries, in Euros. We continue to bill customers located in the United Kingdom in British Pound Sterling. The benefits to billing customers in Euros were twofold:

Our foreign currency hedging program was streamlined to the Euro and the British Pound Sterling

The pricing from country to country was harmonized, eliminating price differences between countries due to the fluctuating local currencies

We handled the conversion to the Euro without any material disruptions to our operations. See “Item 7A- Quantitative and Qualitative Disclosures About Market Risks”.

Recent Accounting Pronouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB Interpretation (FIN) No. 48 takes effect for years beginning after December 15, 2006, which for the Company will be the fiscal year beginning October 1, 2007. Management is in the process of quantifying the impact the adoption of this accounting pronouncement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for the accounting related to certain non-financial assets and liabilities where SFAS No. 157 is effective for fiscal years beginning after November 19, 2008. Management is in the process of quantifying the impact the adoption of this accounting pronouncement will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" (" SFAS No. 159"). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 will be effective for fiscal years beginning after
November 15, 2007. Management is in the process of quantifying the impact the adoption of this accounting pronouncement will have on its financial statements, however it is not expected to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

For each of the three fiscal years ended September 30, 2007, at least 40 % of our sales were generated by our European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 90% of our inventory required to support our European sales are purchased and paid in U.S. Dollars.

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

See “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to the impact of foreign currency exchange fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report on Form 10-K following Item 15 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following financial statement schedules are included in Item 8 of this Annual Report on Form 10-K following the consolidated financial statements:

Notes to Consolidated Financial Statements	F-8 to F25

(a)(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	F-26
Schedule II Valuation and Qualifying Accounts—Allowance for Doubtful Accounts-	F-27
Schedule II Valuation and Qualifying Accounts—Reserve for Obsolete and Slow Moving Inventory-	F-28
Schedule II Valuation and Qualifying Accounts—Reserve for Sales Returns-	F-29

(a)(3) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 18, 2000

3.2	By-laws, as amended to date (2)

4.1	Form of Common Stock Certificate (1)

4.2	1994 Incentive Stock Option Plan (1)

4.3	1996 Non-Qualified Stock Option Plan (7)

4.4	1998 Incentive Stock Option Plan (7)

4.5	2000 Hauppauge Digital, Inc. Performance and Equity Incentive Plan (3)

4.6	Hauppauge Digital, Inc. Employee Stock Purchase Plan (4)

4.7	Stockholder Rights Agreement (5)

4.8	2003 Hauppauge Digital, Inc. Performance and Equity Incentive Plan (6)

4.9	Amendment to 2003 Hauppauge Digital, Inc. Performance and Equity Incentive Plan (12)

4.10	Amendment to the Hauppauge Digital, Inc. Employee Stock Purchase Plan (13)

4.11	Second Amendment to the Hauppauge Digital, Inc. Employee Stock Purchase Plan (14)

4.12	Third Amendment to the Hauppauge Digital, Inc. Employee Stock Purchase Plan (12)

10.1	Form of Employment Agreement with Kenneth Plotkin (7)

10.2	Lease dated February 7, 1990 between Ladokk Realty Co. and Hauppauge Computer Works, Inc. (1)

10.2.1	Modification made February 1, 1996 to lease dated 1990 between Ladokk Realty and Hauppauge
Computer Works, Inc. (7)

10.2.2	Lease, dated February 17, 2004, between Ladokk Realty Co. LLC and Hauppauge Computer Works
(8)

10.2.3	Amendment dated October 17, 2006 to lease dated February 17, 2004, between Ladokk Realty Co.
and Hauppauge Computer Works Inc (9)

10.9	Second Amended and Restated Promissory Note, dated as of February 28, 2007 made payable by
Hauppauge Computer Works, Inc. to the order of JP Morgan Chase Bank, N.A. in the original principal amount of Five Million ($5,000,000) Dollars. (15)

10.9.1	Guaranty, dated as of December 1, 2005, by Hauppauge Digital, Inc. in favor of JPMorgan Chase
Bank, N.A. (11)

10.9.2	Share Pledge Agreement, dated as of December 1, 2005, among Hauppauge Digital, Inc., JPMorgan
Chase Bank, N.A. and Hauppauge Digital Europe S.à.r.l. (11)

14	Code of Ethics, as amended to date (10)

21	Subsidiaries

23	Consent of BDO Seidman, LLP

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Denotes document filed as an Exhibit to our Registration Statement on Form SB-2 (No. 33-
85426), as amended, effective January 10, 1995 and incorporated herein by reference.

(2)	Denotes document filed as an Exhibit to our Form 8-K dated December 26, 2007 and incorporated herein by reference.

(3)	Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No. 333-
46906), and incorporated herein by reference.

(4)	Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No. 333-
46910), and as an annex to our Proxy Statement on Schedule 14A dated September 18, 2006 and are incorporated herein by reference.

(5)	Denotes document filed as an Exhibit to our Form 8-K dated July 20, 2001 and as an Exhibit to the our Registration Statement on Form 8-A12G and incorporated herein by reference.

(6)	Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No. 333-
109065), and as an annex to our Proxy Statement on Schedule 14A dated September 18, 2006 and incorporated herein by reference.

(7)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2003, and incorporated herein by reference.

(8)	Denotes document filed as an Exhibit to our Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

(9)	Denotes document filed as an Exhibit to our Form 8-K dated October 17, 2006 and incorporated herein by reference.

(10)	Denotes document filed as an Exhibit to our Form 8-K dated August 23, 2004 and incorporated herein by reference.

(11)	Denotes document filed as an Exhibit to our Form 8-K dated December 6, 2005 and incorporated herein by reference.
(12)	Denotes document filed as an Exhibit to our Form 8-K dated October 17, 2006 and incorporated herein by reference.

(13)	Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No. 333-
46910), and as an annex to our Proxy Statement on Schedule 14A dated September 18, 2006 and are incorporated herein by reference

(14)	Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No. 333-
46910), and as an annex to our Proxy Statement on Schedule 14A dated September 18, 2006 and are incorporated herein by reference

(15)	Denotes document filed as an Exhibit to our Form 8-K dated December 26, 2007 and incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2007 and 2006	F-3

Consolidated Statements of Income
for the years ended September 30, 2007, 2006 and 2005	F-4

Consolidated Statements of Other Comprehensive Income
for the years ended September 30, 2007, 2006 and 2005	F-5

Consolidated Statements of Stockholders’ Equity for the years ended
September 30, 2007, 2006 and 2005	F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 2007, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-8 to F-25

Report of Independent Registered Public Accounting Firm	F-26

Schedule II Valuation and Qualifying Accounts-Allowance for Doubtful Accounts	F-27

Schedule II Valuation and Qualifying Accounts-Reserve for Obsolete
and Slow Moving Inventory	F-28

Schedule II Valuation and Qualifying Accounts-Reserve for Sales Returns	F-29

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2007 and 2006 and the related consolidated statements of income, other comprehensive income , stockholders' equity and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the management of Hauppauge Digital, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Melville, New York
December 21, 2007

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$11,581,657	$9,020,941
Accounts receivable, net of various allowances	23,667,826	16,132,928
Inventories	13,521,864	9,905,746
Deferred tax asset-current	603,078	-
Prepaid expenses and other current assets	802,575	895,223
Total current assets	50,177,000	35,954,838

Property, plant and equipment, net	745,121	612,311
Security deposits and other non current assets	110,165	83,239
Deferred tax asset-non current	887,611	-
Total assets	$51,919,897	$36,650,388

LIABILITIES AND STOCKHOLDERS' EQUITY :

Current Liabilities:
Accounts payable	$20,635,137	$12,011,232
Accrued expenses - fees	5,827,356	5,481,005
Accrued expenses	2,374,410	1,174,323
Income taxes payable	141,913	204,103
Total current liabilities	28,978,816	18,870,663

Stockholders' Equity
Common stock $.01 par value; 25,000,000 shares authorized,
10,597,002 and 10,260,464 issued, respectively	105,970	102,605
Additional paid-in capital	15,497,703	14,222,890
Retained earnings	11,026,884	5,721,500
Accumulated other comprehensive (loss)	(1,325,971)	(509,319)
Treasury Stock at cost, 749,579 and 607,547 shares, respectively	(2,363,505)	(1,757,951)
Total stockholders' equity	22,941,081	17,779,725
Total liabilities and stockholders’ equity	$51,919,897	$36,650,388

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended September 30,
	2007	2006	2005
Net sales	$110,896,010	$97,662,326	$78,457,785
Cost of sales	88,651,881	77,817,275	60,599,066
Gross profit	22,244,129	19,845,051	17,858,719
Selling, general and administrative expenses	14,667,766	14,115,989	13,903,417
Research and development expenses	3,480,017	3,164,924	2,493,710
Income from operations	4,096,346	2,564,138	1,461,592
Other Income (expense) :
Interest income	43,135	28,422	13,684
Foreign currency	(31,676)	7,292	60,833
Total other income	11,459	35,714	74,517
Income before taxes (benefit) on income	4,107,805	2,599,852	1,536,109
Income tax provision (benefit)	(1,197,579)	190,240	149,356
Net income	$5,305,384	$2,409,612	$1,386,753
Net income per share:
Basic	$0.54	$0.25	$0.15
Diluted	$0.51	$0.24	$0.14

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	Years ended September 30,
Other comprehensive income :	2007	2006	2005
Net income	$5,305,384	$2,409,612	$1,386,753
Forward exchange contracts marked to market	(90,023)	(114,448)	235,817
Foreign currency translation (loss)	(726,629)	(1,077,641)	(528,558)

Other comprehensive income	$4,488,732	$1,217,523	$1,094,012

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

	Common Stock
					Accumulated
	Number		Additional		Other
	Of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (loss)	Stock	Total
BALANCE AT SEPTEMBER 30, 2004	9,759,465	$97,595	$12,913,497	$1,925,135	$975,511	$(1,584,313)	$14,327,425
Net income for the year ended September 30, 2005	-	-	-	1,386,753	-	-	1,386,753
Purchase of treasury stock	-	-	-	-	-	(173,638)	(173,638)
Exercise of stock options	330,000	3,300	632,539				635,839
Foreign currency translation loss					(528,558)		(528,558)
Change in fair value of forward contracts					235,817		235,817
Stock issued through Employee Stock Purchase plan	18,471	185	57,669	-	-	-	57,854
BALANCE AT SEPTEMBER 30, 2005	10,107,936	$101,080	$13,603,705	$3,311,888	$682,770	$(1,757,951)	$15,941,492
Net income for the year ended September 30, 2006				2,409,612			2,409,612
Stock compensation			356,286				356,286
Exercise of stock options	131,597	1,316	199,818				201,134
Foreign currency translation loss	-	-	-	-	(1,077,641)	-	(1,077,641)
Change in fair value of forward contracts	-	-	-	-	(114,448)	-	(114,448)
Stock issued through Employee Stock Purchase plan	20,931	209	63,081	-	-	-	63,290
BALANCE AT SEPTEMBER 30, 2006	10,260,464	$102,605	$14,222,890	$5,721,500	$(509,319) $	(1,757,951)	$17,779,725
Net income for the year ended September 30, 2007	-	-	-	5,305,384	-	-	5,305,384
Stock compensation		-	501,868	-	-		501,868
Purchase of treasury stock	-	-		-	-	(605,554)	(605,554)
Exercise of warrants	103,800	1,028	194,960	-	-	-	195,988
Exercise of Stock Options	220,425	2,215	526,135		-	-	528,350
Foreign currency translation loss	-	-	-	-	(726,629)	-	(726,629)
Change in fair value of forward contracts					(90,023)		(90,023)
Stock issued through Employee Stock Purchase plan	12,313	122	51,850	-	-	-	51,972
BALANCE AT SEPTEMBER 30, 2007	10,597,002	$105,970	$15,497,703	$11,026,884	$(1,325,971)	$(2,363,505)	$22,941,081

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$5,305,384	$2,409,612	$1,386,753
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation and amortization	213,207	195,080	211,033
Stock compensation charges	501,868	356,286	-
Deferred tax benefit	(1,490,689)	-	-
Inventory, bad debt and sales reserves	636,921	385,947	69,386
Other non cash items	(26,526)	(1,710)	(3,595)
Changes in current assets and liabilities:
Accounts receivable	(8,443,712)	(3,204,852)	543,771
Inventories	(3,344,225)	(364,908)	(1,396,857)
Prepaid expenses and other current assets	92,648	192,230	(316,708)
Accounts payable	8,623,905	1,260,672	(2,493,406)
Accrued expenses and income taxes	1,484,248	1,435,139	924,884
Total adjustments	(1,752,355)	253,884	(2,461,492)
Net cash provided by (used in ) operating activities	3,553,029	2,663,496	(1,074,739)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(346,417)	(282,283)	(246,771)
Net cash used in investing activities	(346,417)	(282,283)	(246,771)

Cash Flows From Financing Activities:
Proceeds from employee stock purchases	776,310	264,424	693,693
Purchase of treasury stock	(605,554)	-	(173,638)
Net cash provided by financing activities	170,756	264,424	520,055
Effect of exchange rates on cash	(816,652)	(1,192,089)	(292,741)
Net increase (decrease) in cash and cash equivalents	2,560,716	1,453,548	(1,094,196)
Cash and cash equivalents, beginning of year	9,020,941	7,567,393	8,661,589
	$11,581,657	$9,020,941	$7,567,393
Cash and cash equivalents, end of year	$11,581,657	$9,020,941	$7,567,393
Supplemental disclosures:

Income taxes paid	$273,718	$142,526	$179,700

See accompanying notes to consolidated financial statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hauppauge Digital, Inc. (the “Company”) and its wholly-owned subsidiaries, Hauppauge Computer Works, Inc., HCW Distributing Corp., and Hauppauge Digital Europe SARL, its branch Hauppauge Digital Europe Ireland and Hauppauge Digital Europe SARL’s wholly-owned subsidiaries, Hauppauge Digital Asia Pte Ltd, Hauppauge Computer Works, GmbH, Hauppauge Computer Works, Ltd., and Hauppauge Computer Works SARL. All inter-company accounts and transactions have been eliminated.

Nature of Business

The Company is a developer of analog and digital TV receiver products for the personal computer market. Through its Hauppauge Computer Works, Inc. and Hauppauge Digital Europe SARL subsidiaries, the Company designs, develops, manufactures and markets analog, digital and other types of TV receivers that allow PC users to watch television on a PC screen in a resizable window, and enables the recording of TV shows to a PCs hard disk, digital video editing, video conferencing, and the display of digital media stored on a computer to a TV set via a home network. The Company, incorporated in Delaware in August 1994, is headquartered in Hauppauge, New York, with administrative offices in Luxembourg, Ireland and Singapore and with sales offices in Germany, London, Paris, The Netherlands, Sweden, Italy, Spain, Singapore, Taiwan and California.

Our products fall under three product categories:

•	Analog TV receivers

•	Digital TV receivers, and combination analog and digital TV receivers

•	Other non TV receiver products

Our analog and digital TV receiver products enable, among other things, a PC user to watch TV in a resizable window on a PC.

Our other non TV receiver products enable, among other things, a PC user to video conference, watch and listen to PC based videos, music and pictures on a TV set through a home network, and record TV shows on a PC for playback on portable video players.

Product Segment and Geographic Information

The Company operates in one business segment, which is the development, marketing and manufacturing of analog and digital TV receiver products for the personal computer market. The products are similar in function and share commonality of component parts and manufacturing processes. The Company’s products are either sold, or can be sold, by the same retailers and distributors in our marketing channel. The Company also sells our TV tuner products directly to PC manufacturers. The Company evaluates its product lines under the functional categories of analog TV receivers, digital TV and combination digital and analog TV receivers and other non TV tuner products. Sales by functional category are as follows:

	Twelve months ended September 30,
	2007	2006	2005
Product line sales
Analog sales	$45,571,132	$62,767,575	$59,328,024
Digital	63,385,218	33,075,913	14,199,055
Other non TV tuners products	1,939,660	1,818,838	4,930,706
Total sales	$110,896,010	$97,662,326	$78,457,785

The Company sells its product through a domestic and international network of distributors and retailers. Net sales to international and domestic customers were approximately 44% and 56%, 54% and 46%, and 54% and 46% of total sales for the years ended September 30, 2007, 2006 and 2005, respectively. It maintains sales offices in both Europe and Asia.

Net sales to customers by geographic location consist of:

	Years ended September 30,
Sales to:	2007	2006	2005
The Americas	56%	46%	46%
Northern Europe	12%	18%	14%
Southern Europe	8%	9%	12%
Central and Eastern Europe	21%	24%	25%
Asia	3%	3%	3%
Total	100%	100%	100%

Net long lived assets located in the United States, Europe and Asia locations were approximately 75%, 15% and 10% of total net long lived assets, respectively, at September 30, 2007, and 70%, 20% and 10% , respectively , at September 30, 2006.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

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

Revenue Recognition

The Company sells through a sales channel which consist of retailers, PC manufacturers and distributors. The majority of our customers are granted lines of credit. The product is shipped on account with the majority of customers typically given 30 to 45 day payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

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

The Company offers some of its customers a right of return. The Company’s accounting complies with SFAS 48 Revenue Recognition when Right of Return Exists, as typically at the end of every quarter the Company, based on historical data, evaluates its sales reserve level based on the previous six months sales. Due to seasonal nature of the business coupled with the changing economic environment, management exercises some judgment with regard to the historical data when calculating the reserve.

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

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the prevailing average spot rate. For periods prior to April 2006 the Company translated sales amounts at the average forward exchange contract rate. The change in this accounting treatment was immaterial to the Company’s current and prior financial statements. Translation adjustments arising from the translation to U.S. Dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity. Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income. The Company had a translation loss of $531,289 recorded on the balance sheet as of September 30, 2006. For the twelve months ended September 30, 2007 the Company recorded on the balance sheet deferred translation losses of $726,629 resulting in a translation loss of $1,257,918 recorded as a component of accumulated other comprehensive income as of September 30, 2007.

Derivatives and Hedging Activities

For each of the three fiscal years ended September 30, 2007, 2006 and 2005, at least 40 % of the Company’s sales were generated by our European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since the Company predominantly deals with North American and Asian suppliers and contract manufacturers, approximately 90% of the Company’s inventory required to support our European sales are purchased and paid in U.S. Dollars.

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

As of September 30, 2007, the Company had foreign currency contracts outstanding of approximately $1,074,000 against the delivery of the Euro. These contracts expired in October 2007. The loss on the contracts that expired in October 2007 was not material.

The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive loss ”.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, receivables and accounts payable, approximate fair value as of September 30, 2007 and 2006 because of the relatively short term maturity of these instruments.

Net income per share

Basic net income per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding for the period. Diluted net income (loss) per share reflect, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings (loss) per share follows:

	Years ended September 30,
	2007	2006	2005
Weighted average Common Stock outstanding-basic	9,862,655	9,593,050	9,431,695
Common Stock equivalents-stock options	505,120	426,464	556,951
Weighted average shares outstanding-diluted	10,367,775	10,019,514	9,988,646

Options to purchase 540,250, 193,856 and 48,453 shares of Common Stock at prices ranging $4.67 to $ 8.75, $4.13 to $8.75 and 4.40 to $8.75, respectively, were outstanding as of September 30, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted net income per share of Common Stock because they were anti-dilutive.

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

Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payments” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of the grant and recognition of compensation over the service period for awards expected to vest. Therefore, prior period financial statements have not been restated. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123. Such fair value is recognized as an expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

The Company had as of September 30, 2007 options issued from four incentive option plans and one non qualified option plan. These options typically vest over a period of four to five years. Options granted subsequent to the Company’s October 1, 2005 adoption of SFAS 123R have a contract term of 10 years and the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions based on historical data of the Company’s stock:

Stock option grant assumptions:	2007	2006
Weighted average fair value of grants	$3.40	$1.89
Risk free interest rate	4.25%	4.25%
Dividend yield	-	-
Expected volatility	50%	50%
Expected life in years	7	7

For the options outstanding that were granted prior to the Company’s October 1, 2005 adoption of SFAS 123R, the fair value for these options was estimated using a Black-Scholes option pricing model on the date of grant. Options granted prior to October 1, 2005 were accounted for based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related Interpretations. Additionally, the Company had adopted the disclosure requirements of SFAS No. 123, " Accounting for Stock-Based Compensation" (SFAS No.123).

As of September 30, 2007, there was $1,951,457 of total unrecognized compensation expense net of estimated forfeitures, related to non-vested share based compensation arrangements which is expected to be recognized over a weighed average period of 3.75 years. The total fair value of shares vested during the years ended September 30, 2007 and 2006 was $501,868 and $356,286, consisting of $295,376 and $92,285 for options granted since October 1, 2005 and $206,492 and $264,001 for options for options granted prior to October 1, 2005. For September 30, 2007 and 2006 stock compensation expense of $316,292 and $263,363 have been recorded to SG&A expense and $185,576 and $92,923 have been recorded to research and development expense.

In recognition that stock compensation is a non-cash expense, the effect of expensing options had no affect on the Company’s cash flow. However, it was reflected in the Company’s cash flow statement as a non-cash item which was added back in the determination of cash flows from operating activities.

A summary of our non-vested shares as of September 30, 2007 and changes during the twelve months ended September 30, 2007 is presented below:

	Shares	Weighted average Grant date fair value
Non-vested as of October 1, 2006	357,750	$2.24
Granted	510,250	3.40
Vested	(176,125)	2.85
Forfeited	-	-
Non-vested as of September 30, 2007	691,875	$2.94

Using risk free interest rates of 4.25%, a volatility factor of 35% and expected lives of five to ten years, the following table illustrates the effect on net income and net income per share for the year ended September 30, 2005 as if the Company has consistently measured the compensation cost for the Company’s stock option programs under the fair value method adopted on October 1, 2005,

Year ended
September 30, 2005
Net income as reported	$1,386,753
Deduct: Total stock-based employee compensation expense
determined under fair value method	(13,753)
Pro forma net income	$1,373,000
Net income per share - as reported:
Basic	$0.15
Diluted	$0.14
Net income per share - pro forma:
Basic	$0.15
Diluted	$0.14

Accrued expenses- fees

The Company uses technology licensed from third parties in certain products. The Company enters into agreements to license this technology, and in return for the use of the technology, the Company pays a license fee for each unit sold that includes the licensors’ technology. The licensing amount per unit varies by licensor. The Company is obligated to provide the licensor with reports which quantify the licenses used. In most instances, the licensor has the right to audit the usage reports.

The licensing fees are accounted for as a component of product cost and are charged to cost of sales. The Company accrues a licensing fee for each unit sold that uses the licensors’ technology.

Recent Accounting Pronouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB Interpretation (FIN) No. 48 takes effect for years beginning after December 15, 2006, which for the Company will be the fiscal year beginning October 1, 2007. Management is in the process of quantifying the impact the adoption of this accounting pronouncement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 except for the accounting related to certain non-financial assets and liabilities where SFAS No. 157 is effective for fiscal years beginning after November 19, 2008. Management is in the process of quantifying the impact the adoption of this accounting pronouncement will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of FASB Statement No. 115" (" SFAS No. 159"). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. Management is in the process of quantifying the impact the adoption of this accounting pronouncement will have on its financial statements, however it is not expected to be material.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

2. Accounts receivable

Receivables consist of:

•	Trade receivables from sales to customers

•	Receivables pertaining to component parts purchased from us by our contract manufacturers which are excluded from sales

•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by our Asian and European locations

•	Allowances, consisting of sales and bad debt

•	Other minor non trade receivables

Attached below is a listing by category of our accounts receivable as of September 30, 2007 and 2006.

	As September 30,
	2007	2006
Trade receivables	$19,324,565	$13,910,101
Receivable from contract manufacturers	6,673,021	4,916,402
GST and VAT taxes receivables	1,912,492	616,119
Allowances	(4,285,814)	(3,377,000)
Other	43,562	67,306
	$23,667,826	$16,132,928

3. Inventories

Inventories consist of the following:

	September 30 ,
	2007	2006
Component Parts	$6,298,489	$4,868,483
Finished Goods	7,223,375	5,037,263
	$13,521,864	$9,905,746

4. Property, Plant and Equipment

The following is a summary of property, plant and equipment:

	September 30,
	2007	2006
Office Equipment and Machinery	$3,151,570	$2,834,868
Leasehold Improvements	115,971	86,256
	3,267,541	2,921,124
Less: Accumulated depreciation and amortization	(2,522,420)	(2,308,813)
	$745,121	$612,311

Depreciation and amortization expense totaled $ 213,207, $ 195,080 and $ 211,033 for the years ended September 30, 2007, 2006 and 2005, respectively.

5. Income Taxes

The Company’s income tax provision consists of the following:

	Years ended September 30,
	2007	2006	2005
Current tax (benefit) expense:
State income taxes	$38,000	$20,000	$20,000
Foreign income taxes	146,767	110,240	109,356
Federal income taxes due to AMT	108,343	60,000	20,000
Total current tax (benefit) expense	293,110	190,240	149,356
Deferred tax (benefit)
Federal	(1,351,695)	-	-
State	(138,994)	-	-
Total tax provision (benefit)	$(1,197,579)	$190,240	$149,356

Components of deferred taxes are as follows:

	Years ended September 30,
	2007	2006
Deferred tax assets:
Net operating loss domestic	$-	$2,258,762
Net operating loss foreign	475,693	-
Sales reserve	380,764	316,193
US Inventory obsolescence	520,600	387,600
Allowance for bad debts	167,200	159,600
Vacation accrual	24,588	24,588
Warranty reserve	9,158	9,158
263 A inventory capitalization	55,114	72,201
Depreciation	7,122	4,944
Goodwill	155,896	176,416
Other	-	12,380
AMT credit	170,247	64,104
R&D credit	407,971	407,971
Subtotal	2,374,353	3,893,917
Valuation allowance	(883,664)	(3,893,917)
Net deferred tax assets	$1,490,689	$-

The deferred tax assets and the offsetting tax valuation allowance is attributable to the Company’s domestic operations. For the three fiscal years ended September 30, 2007 the Company’s domestic operation has had taxable income. As of September 30, 2007 we evaluated the future realization of our deferred tax assets and the corresponding valuation allowance. The Company took into consideration:

•	the taxable income of our domestic operations for the last three years

•	anticipated taxable income for fiscal 2008

•	the utilization in fiscal 2007 of the remainder of our net operating loss carry forward

After evaluating the circumstances listed above, it was our opinion to reduce the deferred tax valuation allowance by $3,010,253 which was reduced by deferred tax expense, resulting in a tax benefit for fiscal 2007 of $1,490,689. The remaining valuation allowance relates to certain research and development credits and foreign net operating losses whose realization is not likely.

As of September 30, 2007, the Company had utilized all of the Company’s unrestricted net operating losses. As of September 30, 2007 the Company had tax credit carry forwards for research and development expenses totaling $408,000 (which expire between 2010 and 2014).

No provision has been made for income taxes on substantially all of the undistributed earnings of the Company’s foreign subsidiaries of approximately $13,189,844 at September 30, 2007 as the Company intends to indefinitely reinvest such earnings.

The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the Federal statutory income tax rate of 34% to the income before income tax is attributable to the following:

	Years ended September 30,
	2007	2006	2005
Income tax expense at federal statutory rate	$1,396,654	$883,950	$522,276
Decrease in deferred income tax valuation allowance	(3,010,253)	(909,928)	(192,341)
Change in estimate of prior year income taxes	42,674	137,108	(201,808)
Permanent differences-life insurance	4,420	2,550	3,400
Permanent differences-compensation expense	170,635	-	-
Permanent differences-other	(49,594)	1,190	1,700
State income taxes, net of federal benefit	(53,376)	108,982	13,200
Foreign earnings taxed at rates other than the federal statutory rate	301,261	(33,612)	2,929
Taxes (benefit) on income	$(1,197,579)	$190,240	$149,356

The Company’s Luxembourg corporation functions as the entity which services the Company’s European customers. The Company has separate domestic and foreign tax entities, with the Luxembourg entity paying a royalty fee to the Company’s domestic operation for use of the Hauppauge name.

For the years ended September 30, 2007, 2006 and 2005, net of royalty fees charged to our European subsidiary, the Company’s domestic operation incurred a pretax profit of $ $4,562,198, $2,134,157 and $1,223,090, respectively. The Company’s international operations had pretax net income net of royalty fees paid to the U.S. subsidiary of $549,730, $465,695 and $313,020, respectively.

6. Stockholders’ Equity

a. Treasury Stock

On November 8, 1996, the Company approved a stock repurchase program. The program authorized the Company to repurchase up to 850,000 shares of its own stock. The stock repurchase program was extended by a resolution of the Company’s Board of Directors on December 17, 1997. At the Company’s August 3, 2007 Board meeting, the Company’s Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000. As of September 30, 2007, the Company held 749,579 treasury shares purchased for $2,363,505 at an average purchase price of approximately $3.15 per share

b. Stock Compensation Plans

In August 1994, the Company adopted an Incentive Stock Option Plan ("ISO"), as defined in section 422(A) of the Internal Revenue Code. Pursuant to the ISO, 400,000 options may be granted for up to ten years with  exercise prices at the fair market value of the Common Stock at the date of the grant, subject to adjustment as provided in the plan. As of September 30, 2007, 2006 and 2005, 33,867, 45,867 and 53,467 options were outstanding, respectively, ranging in prices from $1.35 to $2.54.

On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company’s stockholders on March 5, 1996. The 1996 Non-Qualified Plan authorizes the grant of 500,000 shares of Common Stock, subject to adjustment as provided in the plan. The plan terminated on March 5, 2006. This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code. There are various tax benefits which could accrue to the Company upon exercise of non-qualified stock options that may not be available to the Company upon  exercise of qualified incentive stock options. The purpose of the plan is to provide the Company greater flexibility in rewarding key employees, consultants, and other entities without burdening the Company’s cash resources. As of September 30, 2007, 2006 and 2005, 248,975, 285,975 and 272,975 options ranging in prices from $1.08 to $4.13 were outstanding under the 1996 Non-Qualified Plan.

On December 17, 1997 the Company’s Board of Directors adopted and authorized a new incentive stock option plan (“1997 ISO”) pursuant to section 422A of the Internal Revenue Code. This plan was approved by the Company’s stockholders at the Company’s March 12, 1998 annual stockholders’ meeting. The 1997 ISO plan as adopted authorizes the grant of up to 700,000 shares of Common Stock, subject to adjustment as provided in the plan. This plan terminated on December 16, 2007. The option terms may not exceed ten years. Options cannot be granted at less than 100% of the market value at the time of grant. Options granted to employees who own more than 10% of the Company’s outstanding Common Stock cannot be granted at less than 110% of the market value at the time of grant. As of September 30, 2007, 2006 and 2005, 300,960, 375,785 and 413,135 options were outstanding with exercise prices from $1.08 to $ 8.75.

The Company’s Board of Directors, on May 9, 2000, adopted the 2000 Performance and Equity Incentive Plan (the “2000 Plan”). This plan was approved by the stockholders at the Company’s July 18, 2000 annual stockholders’ meeting. The purpose of the 2000 Plan is to attract, retain and motivate key employees, directors and non-employee consultants.

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

The 2000 plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options. Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company’s combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors, or a committee thereof, and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000. As of September 30, 2007, 2006 and 2005, 208,667, 259,142 and 323,517 options were outstanding from this plan ranging in prices from $1.05 to $ 5.78.

The Company’s Board of Directors on May 16, 2003 adopted the 2003 Performance and Equity Incentive Plan (the “2003 Plan”). This plan was approved by the stockholders at the Company’s September 22, 2003 annual stockholders’ meeting. The purpose of the 2003 Plan is to provide equity ownership opportunities and performance based incentives to attract and retain the services of key employees, Directors and non-employee consultants of the Company and to motivate such individuals to put forth maximum efforts on behalf of the Company.

The 2003 Plan as adopted reserves up to 500,000 shares of Common Stock to be issued pursuant to stock options grants or other awards, subject to adjustment for any merger, reorganization, consolidation, recapitalization, stock dividend, stock split or any other changes on corporate structure affecting the Common Stock. All of the Common Stock which may be awarded under the 2003 Plan may be subject to delivery  through Incentive Stock Option Plans. The 2003 Plan will be administered by the Board of Directors or a Committee thereof composed of two or more members who are non-employee Directors (the “Committee”). Grants of awards under the 2003 Plan to non-employee Directors require the approval of the Board of Directors. On September 5, 2006 the Company’s Board of Directors approved an amendment which increased the number of shares of Common Stock authorized and reserved for issuance under the plan by an additional 1,000,000 shares. The amendment was approved by our shareholders at the Company’s October 17, 2006 Annual Shareholders Meeting.

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

This plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options. Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company’s combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000. Any fair value at the time of grant that exceeds $100,000 in any calendar year will not be deemed as incentive stock options. As of September 30, 2007, 2006 and 2005, 932,125, 468,000 and 369,000 were outstanding from this plan ranging in prices from $3.02 to $ 7.45.

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

Stock Appreciation Rights may be granted in conjunction with all or part of any stock option granted under the 2003 Plan or independent of a stock option grant. Stock Appreciation Rights shall be subject to such terms and conditions as shall be determined by the Board or the Committee. Upon the exercise of a Stock Appreciation Right, a holder shall be entitled to receive an amount in cash, Common Stock, or both, equal in value to the excess of the fair market value over the option exercise price per Common Stock. Shares of Restricted Stock may also be issued either alone or in addition to other amounts granted under the 2003 Plan. The Board or the Committee shall determine the officers, key employees and non-employee consultants to whom and the time or times at which grants of Restricted Stock will be made, the number of shares to be awarded, the time or times within which such awards may be subject to forfeiture and any other terms and conditions of the awards. Long term performance awards (or “Award) may be awarded either alone or in addition to other awards granted under the 2003 Plan. The Board or the Committee shall determine the nature, length, and starting date of the performance period which shall generally be at least two years. The maximum award for any individual with respect to any one year of any applicable performance period shall be 100,000 shares of Common Stock.

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

The Company’s Board of Directors on May 9, 2000 adopted the Employee Stock Purchase Plan. This plan was approved by the Company’s stockholders’ at the Company’s July 18, 2000 annual stockholders’ meeting. This plan is intended to provide the Company’s full- time employees an opportunity to purchase an ownership interest in the Company through the purchase of Common Stock. The Company had reserved 100,000 shares of Common Stock for issuance under the plan. This plan is to be administered by the Board of Directors. Employees who have completed six months of employment and who work more than 20 hours per week for more than five months in the year are eligible to participate in the plan. The employee may elect to payroll deductions up to 10% per pay period. The purchase price shall either be the lower of 85% of the closing price on the offering commencement date or the offering termination date. No employee will be granted an option to purchase shares of Common Stock if such employee would own shares or holds options to purchase shares which would cause the employee to own more than 5% of the combined voting power of all classes of stock. Non-employees are not eligible to participate. The plan’s initial termination date was December 31, 2003. The maximum number of shares that may be issued in any quarterly offering is 10,000, plus un-issued shares from prior offerings whether offered or not. At the Company’s September 6, 2002 stockholders’ meeting, the Company’s stockholders’ approved an increase in shares reserved under this plan to 180,000, and extended the plan termination date to December 31, 2004. At the Company’s September 27, 2004 stockholders’ meeting the Company’s stockholders’ approved an increase in shares reserved under this plan to 260,000, and extended the  plan termination date to December 31, 2006. On May 25, 2006 the Company’s Board of Directors approved a third amendment to the plan increasing the number of shares available to 420,000 and extending the expiration date of the plan to December 31, 2010. The amendment was approved by the Company’s stockholders’ at the Company’s October 17, 2006 annual stockholders’ meeting. As of September 30, 2007, 2006 and 2005, 155,409, 142,736 and 121,805 shares of Common Stock were purchased under this plan.

A summary of the status of the Company’s fixed options plans as of September 30, 2007, 2006 and 2005 and changes during the years ending those dates is presented below:

	ISO	Weighted Average Exercise Price	Non Qualified	Weighted Average Exercise Price	Weighted Average contracted term (years)	Aggregate intrinsic value
Balance at September 30, 2004	1,213,369	$2.65	345,975	$4.04
Granted	199,250	4.09	-	-
Exercised	(190,000)	2.19	-	1.63
Forfeited	(63,500)	3.77	(73,000)	4.14
Balance at September 30, 2005	1,159,119	$2.91	272,975	$4.02
Granted	136,000	3.40	50,000	3.38
Exercised	(87,462)	1.61	(24,935)	1.38
Forfeited	(58,863)	3.28	(12,065)	1.50
Balance at September 30, 2006	1,148,794	$3.05	285,975	$4.24
Granted	510,250	5.98	-	3.38
Exercised	(183,425)	2.25	(37,000)	3.10
Balance at September 30, 2007	1,475,619	$4.16	248,975	$3.24	4.14	$2,246,217
Options exercisable at September 30, 2007	783,744	$4.23	248,975	$3.24	3.54	$1,803,304

The aggregate intrinsic value of options exercised during the years ended September 30, 2007 and 2006 was approximately $1,002,000 and $389,000.

The following table summarizes information about stock options outstanding at September 30, 2007:
Options Outstanding		Weighted Average	Weighted	Options Exercisable	Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life (in years)	Exercise Price	Exercisable	Exercise Price
$ 1.35	10,000	1.10	$1.35	10,000	$1.35
1.87	3,200	0.64	1.87	3,200	1.87
2.07	9,000	1.07	2.07	9,000	2.07
2.54	40,000	0.37	2.54	40,000	2.54
2.32	60,000	0.33	2.32	60,000	2.32
2.25	31,800	1.25	2.25	31,800	2.25
3.87	10,000	1.53	3.87	10,000	3.87
3.94	98,402	1.33	3.94	98,402	3.94
2.82	60,000	0.16	282	60,000	2.82
8.75	20,000	1.64	8.75	20,000	8.75
5.25	41,900	1.83	5.25	41,900	5.25
5.78	34,600	2.80	5.78	34,600	5.78
4.13	37,500	3.08	4.13	37,500	4.13
1.38	46,050	2.25	1.38	46,050	1.38
1.05	48,000	4.00	1.05	48,000	1.05
3.05	40,000	5.75	3.05	40,000	3.05
1.08	152,017	4.04	1.08	152,017	1.08
3.02-3.64	161,125	6.85	3.02-	109,000	3.02-3.64
			.3.64
4.45	30,000	6.50	4.45	22,500	4.45
4.40	16,000	6.75	4.40	12,000	4.40
4.62	70,000	7.43	4.62	60,000	4.62
3.56	91,250	7.88	3.56	-	3.56
3.19-3.21	93,500	8.04	3.19 -	33,000	3.19- 3.21
			3.21
4.67	10,000	7.16	4.67	5,000	4.67
5.72	144,750	9.04	5.72	48,750	5.72
4.96	200,000	9.17	4.96	-	4.96
7.45	165,500	9.75	7.45	-	7.45
	1.724,594			1,032,719

c.  Stockholders’ Rights Agreements

On July 19, 2001, the Company’s Board of Directors adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of July 20, 2001 (the "Rights Agreement") between the Company and North American Transfer Company as Rights Agent. Pursuant to the Rights Agreement, one Right was issued for each share of Common Stock the Company outstanding as of August 5, 2001. Each of the Rights entitles the registered holder to purchase from the Company one share of Common Stock at a price of $11.00 per share, subject to adjustment. The Rights generally will not become exercisable unless and until, among other things, any person acquires 10% to 12% or more of the outstanding Common Stock or makes a tender offer to acquire 10% or more of the outstanding Common Stock. The 10% threshold will not be applicable to institutional investors who stay below a 20% ownership level and who report their ownership on a Schedule 13G under the Securities Exchange Act of 1934. In addition, stockholders of more than 10% of the Common Stock as of July 19, 2001 were grandfathered at a their then current level plus 1% unless they later fall below the 10% threshold. The Rights are redeemable under certain circumstances at $0.001 per Right and will expire, unless earlier redeemed or extended, on July 19, 2011.

7. Significant Customer Information

For fiscal 2007 we had two customers, Hon Hai Precision Industry Co. LTD and Asustek Computer Inc., each of which accounted for more than 10% of our sales. For fiscal 2006 and 2005 we had no single customer which accounted for more than 10% of our net sales. As of September 30, 2007 the Company had 22 customers who accounted for 90% of the net accounts receivable twenty seven customers who accounted for 88% of the net accounts receivable as of September 30, 2006.

8. Related Party Transactions

The Company occupies a facility located at 91 Cabot Court, Hauppauge, New York and uses it for executive offices and for the testing, storage and shipping of our products. In February 1990, Hauppauge Computer Works, Inc. (“HCW”) entered into a lease for the premises (the “1990 Lease”) with Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, the Company’s President, Chairman of the Board, Chief Executive Officer, Chief Operating Officer and the holder of approximately 8.1% of the Company’s shares of Common Stock as of September 30, 2007, Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 5.6% of the Company’s shares of Common Stock as of September 30, 2007, and Laura Aupperle, believed by the Company to be the holder of approximately 7.8% of the Company’s shares of Common Stock, including shares of Common Stock attributed to the Estate of Kenneth R. Aupperle, as of September 30, 2007. Ladokk Realty Co., LLC is the successor to Ladokk Realty Co. (“Ladokk”). As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly, and subject to 5% annual increases effective February 1st of each year. The Company was also obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease. Until February 17, 2004, the premises subject to such lease were subject to two mortgages guaranteed by the Company.

On February 17, 2004, HCW and Ladokk terminated the 1990 Lease and HCW entered into a new lease agreement with Ladokk (the “2004 Lease”). The 2004 Lease term was for five years and terminated on February 16, 2009. The annual rent under the 2004 Lease was $360,000, payable monthly. The Company was also obligated to pay real estate taxes and operating costs of maintaining the premises subject to such lease. Concurrently with the new lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require the Company to sign a guarantee. Accordingly, we no longer guarantee the landlord’s mortgages.

On On October 17, 2006, HCW executed an amendment to the 2004 Lease with Ladokk for the premises (the “Lease Amendment”). The Lease Amendment commenced as of September 1, 2006 and ends on August 31, 2011. The base rent under the Lease Amendment for the first year of the term is $300,000, payable monthly in the amount of $25,000. Rent is subject to an annual increase of 3% over the term. The execution of the Lease Amendment was approved by the Company’s Board of Directors, following the recommendation of the Company’s Audit Committee.

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

On December 17, 1996, the Board of Directors approved the issuance of warrants to Ladokk in consideration of Ladokk's agreement to cancel the last three years of the Company's then current lease and to grant an option to the Company to extend the lease for three years. The Stock Option Committee authorized the grant of a warrant to Ladokk to acquire 120,000 shares of Common Stock at an exercise price of $1.91, which warrant was exercisable for a term of ten years. The market price of the option equaled the exercise price at the date of the grant. The effect of imputing the fair value of the options granted was immaterial. On December 11, 2006 all of the warrants were exercised.

The Company had amounts payable to this related party for unpaid rent of $108,667 and $168,667 as of September 30, 2007 and 2006, respectively. Rent expense to related parties and non related third parties totaled approximately $639,000, $597,000 and $604,000 for the years ended September 30, 2007, 2006 and 2005 respectively. The Company pays the real estate taxes and it is responsible for normal building maintenance.

Minimum annual lease payments to related parties and unrelated third parties are as follows:

Years Ended September 30,
2008	$600,472
2009	517,595
2010	498,699
2011	367,018
2012	42,513
Total	$2,026,297

9. Litigation

Litigation

In the normal course of business the Company is party to various claims and/or litigation. To the best of its knowledge management believes that there is currently no material litigation which, considered in the aggregate, that would have a material adverse effect on the Company’s financial position and results of operations.

10. Quarterly Information (Unaudited)

The following presents certain unaudited quarterly financial data:

(In thousands, except per share data)

					Net Income	Net Income
	Net	Gross	Operating	Net	Per Share	Per Share
Fiscal 2007	Sales	Profit	Income	Income	Basic	Diluted
First quarter	$29,919	$6,818	$2,262	$2,203	$0.23	$0.22
Second quarter	29,892	5,644	1,343	1,277	$0.13	$0.12
Third quarter	23,540	4,607	215	181	$0.02	$0.02
Fourth quarter	27,545	5,175	276	1,644	$0.17	$0.16

(In thousands, except per share data)

					Net Income	Net Income
	Net	Gross	Operating	Net	Per Share	Per Share
Fiscal 2006	Sales	Profit	Income	Income	Basic	Diluted
First quarter	$25,045	$5,232	$1,057	$1,020	$0.11	$0.10
Second quarter	26,685	5,182	983	958	$0.10	$0.10
Third quarter	23,776	4,632	450	380	$0.04	$0.04
Fourth quarter	22,156	4,799	74	51	$0.01	$0.01

As the Company’s sales are primarily to the consumer market the Company has experienced certain seasonal revenue trends. The Company’s products, which are primarily sold through distributors and retailers, have historically been stronger during the Company’s first fiscal quarter (October to December), which due to the holiday season is a strong quarter for computer equipment sales. In addition, the Company’s international sales, mostly in the European market, were 44%, 54% and 54% of sales for the years ended September 30, 2007, 2006 and 2005, respectively. Due to this, the Company’s sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

As of September 30, 2007, the Company evaluated the future realization of its deferred tax assets and its corresponding valuation allowance. The Company took into consideration the taxable income of our domestic operations for the last three years anticipated taxable income for fiscal 2008 the utilization in fiscal 2007 of the remainder of our net operating loss carry forward. After evaluating the circumstances listed above, it was our opinion to reduce the deferred tax valuation allowance by $3,010,253 which was reduced by deferred tax expense, resulting in a tax benefit for fiscal 2007 of $1,490,689. The remaining valuation allowance relates to certain research and development credits and foreign net operating losses whose realization is not likely.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York

The audits referred to in our report dated December 21, 2007, relating to the consolidated financial statements of Hauppauge Digital, Inc. and Subsidiaries included the audits of the financial statement schedules for each of the three years in the period ended September 30, 2007. These financial statement schedules are the responsibility of management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, such financial statement schedules presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Melville, New York
December 21, 2007

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at		Charged to
	of	Charged to Costs	Other		Bad Debt	Balance at
Description	Beginning Year	and Expenses	Accounts	Deductions (1)	Recoveries (2)	End of Year
YEAR ENDED SEPTEMBER 30, 2007
Reserve and allowances deducted from asset accounts :
Allowance for doubtful accounts	$420,000	$20,000	$-	$-	$-	$440,000
YEAR ENDED SEPTEMBER 30, 2006
Reserve and allowances deducted from asset accounts:
Allowance for doubtful accounts	$300,000	$120,000	$-	$-	$-	$420,000

YEAR ENDED SEPTEMBER 30, 2005
Reserve and allowances deducted from asset accounts:
Allowance for doubtful accounts	$250,000	$50,000	$-	$-	$-	$300,000

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

 Reserve for Obsolete and Slow Moving Inventory

	Balance	Charged to	Charged to		Balance
	at	Costs	Other		at
Description	Beginning of Year	And Expenses	Accounts	Disposals (1)	End of Year
YEAR ENDED SEPTEMBER 30, 2007
Reserve and allowances deducted from asset accounts:
Reserve for obsolete and slow moving inventory	$1,300,000	$450,000	$-	$-	$1,750,000
YEAR ENDED SEPTEMBER 30, 2006
Reserve and allowances deducted from asset accounts:
Reserve for obsolete and slow moving inventory	$1,407,712	$265,947	$-	$(373,659)	$1,300,000
YEAR ENDED SEPTEMBER 30, 2005
Reserve and allowances deducted from asset accounts:
Reserve for obsolete and slow moving inventory	$1,377,712	$30,000	$-	$-	$1,407,712

(1) Obsolete inventory disposed of

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

 Reserve for sales returns
	Balance	Charged to	Charged to		Balance
	at	Costs	Other		at
Description	Beginning of Year	And Expenses	Accounts	Adjustments (1)	End of Year
YEAR ENDED SEPTEMBER 30, 2007
Sales reserve deducted from sales and receivables account	$2,957,000	$3,845,814	$-	$(2,957,000)	$3,845,814
Reserve for sales returns
YEAR ENDED SEPTEMBER 30, 2006
Sales reserve deducted from sales and receivables account	$2,957,000	$2,957,000	$-	$(2,957,000)	$2,957,000
Reserve for sales returns

YEAR ENDED SEPTEMBER 30, 2005
Sales reserve deducted from sales and receivables account	$3,004,940	$2,957,000	$-	$(3,004,940)	$2,957,000
Reserve for sales returns

(1) Sales reserve adjusted per historical evaluation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAUPPAUGE DIGITAL INC.

Date: December 28, 2007	By:	/s/ Kenneth Plotkin
KENNETH PLOTKIN
President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

Date: December 28, 2007	By:	/s/ Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 28, 2007	By:	/s/ Kenneth Plotkin
KENNETH PLOTKIN
President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

Date: December 28, 2007	By:	/s/ Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary (Principal Financial And Accounting Officer)

Date: December 28, 2007	By:	/s/ Seymour G. Siegel
SEYMOUR G. SIEGEL
Director

Date: December 28, 2007	By:	/s/ Bernard Herman
BERNARD HERMAN
Director

Date: December 28, 2007	By:	/s/ Robert S Nadel
ROBERT S. NADEL
Director

Date: December 28, 2007	By:	/s/ Neal Page
NEAL PAGE
Director

Date: December 28, 2007	By:	/s/ Christopher G/ Payan
CHRISTOPHER G. PAYAN
Director