Form 10-Q
period 2007-12-31
HAUPPAUGE DIGITAL INC
filed 2008-02-14
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

☐ YES     ☒ NO

As of January 29, 2007, 9,844,288 shares of .01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Page no.
Item 1. Financial Statements

Condensed Consolidated Balance Sheets - December 31, 2007 (unaudited) and September 30, 2007	5

Condensed Consolidated Statements of Income - Three Months ended December 31, 2007 (unaudited) and 2006 (unaudited)	6

Condensed Consolidated Statements of Other Comprehensive Income-Three months ended December 31, 2007 (unaudited) and 2006 (unaudited)	7

Condensed Consolidated Statements of Cash Flows-Three months ended December 31, 2007 (unaudited) and 2006 (unaudited)	8

Notes to Condensed Consolidated Financial Statements	9-13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14 -18

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4. Controls and Procedures	18-19

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007 (unaudited)	September 30, 2007
Assets:
Current Assets:
Cash and cash equivalents	$10,113,306	$11,581,657
Trade receivables, net of various allowances	18,621,545	15,038,751
Other non trade receivables	11,193,094	8,629,075
Inventories	14,220,618	13,521,864
Deferred tax asset-current	603,078	603,078
Prepaid expenses and other current assets	1,465,070	802,575
Total current assets	56,216,711	50,177,000

Property, plant and equipment, net	818,474	745,121
Security deposits and other non current assets	101,993	110,165
Deferred tax asset-non current	887,611	887,611
Total assets	$58,024,789	$51,919,897

Liabilities and Stockholders’ Equity:

Current Liabilities:
Accounts payable	$24,036,116	$20,635,137
Accrued expenses – fees	5,471,670	5,827,356
Accrued expenses – other	3,271,522	2,374,410
Income taxes payable	148,291	141,913
Total current liabilities	32,927,599	28,978,816

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized, 10,603,867 and 10,597,002 issued, respectively	106,039	105,970
Additional paid-in capital	15,655,801	15,497,703
Retained earnings	13,489,872	11,026,884
Accumulated other comprehensive loss	(1,750,185)	(1,325,971)
Treasury Stock, at cost, 759,579 and 749,579 shares	(2,404,337)	(2,363,505)
Total stockholders' equity	25,097,190	22,941,081
Total liabilities and stockholders' equity	$58,024,789	$51,919,897

 See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended December 31,
	2007	2006

Net sales	$37,047,461	$29,919,133
Cost of sales	28,906,400	23,101,596
Gross profit	8,141,061	6,817,537

Selling, general and administrative expenses	4,552,569	3,802,223
Research and development expenses	913,757	753,445
Income from operations	2,674,735	2,261,869

Other income (expense):
Interest income	6,194	12,391
Foreign currency	(27,609)	12,027
Other income (expense)	(21,415)	24,418
Income before taxes on income	2,653,320	2,286,287
Tax provision	190,332	83,552
Net income	$2,462,988	$2,202,735

Net income per share:
Basic	$0.25	$0.23
Diluted	$0.24	$0.22

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended December 31,
	2007	2006
Net income	$2,462,988	$2,202,735
Foreign currency translation (loss) gain	(463,007)	56,265
Forward exchange contracts marked to market	38,793	(84,697)
Other comprehensive income	$2,038,774	$2,174,303

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2007	2006
Net income	$2,462,988	$2,202,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,093	52,456
Bad debt and inventory reserves	100,000	20,000
Inventory reserve	650,000	-
Stock compensation expense	139,179	108,868
Other non cash items	8,172	(1,252)
Changes in current assets and liabilities:
Accounts receivable	(6,246,813)	(11,973,040)
Inventories	(1,348,754)	(2,743,725)
Prepaid expenses and other current assets	(662,495)	55,375
Accounts payable	3,400,979	11,506,855
Accrued expenses and other current liabilities	547,804	1,479,706
Total adjustments	(3,346,835)	(1,494,757)
Net cash provided by (used in) operating activities	(883,847)	707,978

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(138,446)	(56,905)
Net cash used in investing activities	(138,446)	(56,905)

Cash Flows From Financing Activities:
Purchase of treasury stock	(40,832)	-
Proceeds from the exercise of stock options and employee stock purchases	18,988	213,645
Net cash (used in) provided by financing activities	(21,844)	213,645
Effect of exchange rates on cash	(424,214)	(28,432)
Net (decrease) increase in cash and cash equivalents	(1,468,351)	836,286
Cash and cash equivalents, beginning of period	11,581,657	9,020,941
Cash and cash equivalents, end of period	$10,113,306	$9,857,227
Supplemental disclosures:
Income taxes paid	$159,036	$84,451

See accompanying notes to condensed consolidated financial statements

 HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements for Hauppauge Digital, Inc. (the “Company”) included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2007 Form 10-K.

The operating results for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the September 30, 2008 year end.

Certain reclassifications have been made to prior condensed financial statements to conform to the current classifications.

Note 2. Trade Accounts and other non trade receivables

Trade receivables consist of:

•	Trade receivables from sales to customers

•	Allowances, consisting of sales and bad debt

Other non trade receivables consist of :

•	Receivables pertaining to component parts purchased from us at cost by our contract manufacturers which are excluded from sales

•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by our Asian and European locations

•	Other minor non trade receivables

Trade receivables and other non trade receivables as of December 31, 2007 and September 30, 2007 consisted of :

	December 31,	September 30,
	2007	2007
Trade receivables	$23,007,359	$19,324,565
Allowances and reserves	(4,385,814)	(4,285,814)
Total trade receivables	$18,621,545	$15,038,751
Receivable from contract manufacturers	9,387,112	6,673,021
GST and VAT taxes receivables	1,763,023	1,912,492
Other	42,959	43,562
Total non trade receivables	$11,193,094	$8,629,075

 HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Foreign currency translations and transactions
The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the prevailing average spot rate. Translation adjustments arising from the translation to U.S. dollars at differing exchange rates are included in the accumulated other comprehensive loss account in stockholders’ equity. Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income. The Company had a translation loss of $1,257,917 recorded on the balance sheet as of September 30, 2007. For the three months ended December 31, 2007, the Company recorded on the balance sheet a deferred translation loss of $463,007, resulting in a translation loss of $1,720,924 recorded as a component of accumulated other comprehensive loss as of December 31, 2007.

Note 4. Inventories
Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	December 31,	September 30,
	2007	2007
Component parts	$4,249,601	$6,298,489
Finished goods	9,971,017	7,223,375
	$14,220,618	$13,521,864

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

	Three months ended December 31,
	2007	2006
Weighted average shares outstanding-basic	9,843,799	9,678,869
Number of shares issued on the assumed exercise of stock options	294,171	555,762
Weighted average shares outstanding-diluted	10,137,970	10,234,631

Options to purchase 882,000 and 10,172 shares of common stock, at prices ranging from $3.38 to $8.75 and $8.75 were outstanding for the three months ended December 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Accumulated other comprehensive loss
Accumulated other comprehensive loss consists of two components: translation gains and losses and FAS 133 mark to market gains and losses on the Company’s open foreign exchange contracts. As of December 31, 2007, appearing in the equity section under “ Accumulated other comprehensive loss” was a loss of $1,750,185, which consisted of a deferred translation loss of $1,720,924 and a deferred loss of $29,261 due to the mark to market differences between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

The table below details the gains and losses that make up the accumulated other comprehensive loss of $1,750,185 recorded the Company’s balance sheet as of December 31, 2007:

Accumulated other comprehensive income (loss)	Balance as of	Oct 07 to Dec 07	Balance as of
Fiscal 2008 activity	Sept 30, 2007	gains ( losses)	December 31, 2007
Translation gains and losses	$(1,257,917)	$(463,007)	$(1,720,924)
FAS 133 mark to market adjustment	(68,054)	38,793	(29,261)
	$(1,325,971)	$(424,214)	$(1,750,185)

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

The Company’s products fall under three product categories:

•	Analog TV receivers
•	Digital TV receivers, and combination analog and digital TV receivers
•	Other non TV tuner products

The Company’s analog TV receiver products enable, among other things, a PC user to watch and record analog cable TV in a resizable window on a PC.

The Company’s digital TV and combination analog and digital receiver products enable, among other things, a PC user to watch and record digital TV in a resizable window on a PC.

The Company’s other non-TV tuner products enable, among other things, a PC user to video conference, watch and listen to PC based videos, music and pictures on a TV set through a home network, and record TV shows on a PC for playback on portable video players.

Sales by functional category are as follows:

	Three months ended December 31,
Product line sales	2007	2006
Analog sales	$11,687,545	$11,215,097
Digital and combination analog and digital sales	24,025,631	18,195,597
Other non-TV tuners products	1,334,285	508,439
Total sales	$37,047,461	$29,919,133

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in both Europe and Asia. Sales percent by geographic region are as follows:

	Three months ended December 31,
Geographic region	2007	2006
The Americas	50%	42%
Europe	48%	56%
Asia	2%	2%
Total	100%	100%

Note 9. Tax provision

Our tax provision for the three months ended December 31, 2007 and 2006 is as follows:

	Three months ended December 31,
	2007	2006

Federal income tax expense	$100,000	$31,000
Tax expense European operations	78,332	47,552
State taxes	12,000	5,000
Tax provision	$190,332	$83,552

In June 2006 the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, was issued. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on October 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on its consolidated financial statements. In addition there are no unrecognized tax benefits included in the in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. When applicable the Company is continuing the practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company did not recognize interest or penalties related to income taxes during the three months ended December 31, 2007. The Company files U.S. federal, U.S. state and foreign tax returns, and is no longer subject to examinations for fiscal years prior to 2003.

Note 10. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No.157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS no. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and and liabilities recognized ir disclosed at fair value in the financial statements on a nonrecurring basis. Management is currently assessing the impact of SFAS No. 157 on the consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED DECEMBER 31, 2007 COMPARED TO THREE
MONTH PERIOD ENDED DECEMBER 31 , 2006

Results of operations for the three months ended December 31, 2007 compared to December 31, 2006 are as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	12/31/07	12/31/06		$2007	2006	Variance
Net sales	$37,047,461	$29,919,133	$7,128,328	100.00%	100.00%	-
Cost of sales	28,906,400	23,101,596	5,804,804	78.03%	77.21%	0.82%
Gross profit	8,141,061	6,817,537	1,323,524	21.97%	22.79%	-0.82%
Gross profit %	21.97%	22.79%	-0.82%
Selling , general and administrative expenses:
Sales and marketing	3,249,853	2,707,222	542,631	8.77%	9.05%	-0.28%
Technical support	150,007	136,405	13,602	0.40%	0.46%	-0.06%
General and administrative	1,057,468	890,983	166,485	2.85%	2.98%	-0.13%
Stock compensation expense	95,241	67,613	27,628	0.26%	0.23%	0.03%
Total selling, general and administrative expense	4,552,569	3,802,223	750,346	12.28%	12.72%	-0.44%
Research and development expenses	869,819	712,190	157,629	2.35%	2.38%	-0.03%
Research & development stock compensation expense	43,938	41,255	2,683	0.12%	0.14%	-0.02%
Total expenses	5,466,326	4,555,668	910,658	14.75%	15.24%	-0.49%
Net operating income	2,674,735	2,261,869	412,866	7.22%	7.55%	-0.33%

Other income (expense) :
Interest income	6,194	12,391	(6,197)	0.02%	0.04%	-0.02%
Foreign currency	(27,609)	12,027	(39,636)	-0.07%	0.04%	-0.10%
Total other income (expense)	(21,415)	24,418	(45,833)	-0.05%	0.08%	-0.13%
Income before taxes on income	2,653,320	2,286,287	367,033	7.17%	7.63%	-0.46%
Taxes on income	190,332	83,552	106,780	0.51%	0.28%	0.23%
Net income	$2,462,988	$2,202,735	$260,253	6.66%	7.35%	-0.69%

Net sales for the three months ended December 31, 2007 increased $7,128,328 compared to the three months ended December 31, 2006 as shown in the table below.

					Percentage of sales by
			Increase		geographic region
Location	Three Months ended 12/31/07	Three Months ended 12/31/06	dollar variance	Increase variance %	2007	2006
The Americas	18,701,785	12,472,831	6,228,954	50%	50%	42%
Europe	17,783,120	16,920,057	863,063	5%	48%	56%
Asia	562,556	526,245	36,311	7%	2%	2%
Total	$37,047,461	$29,919,133	$7,128,328	24%	100%	100%

Net sales to customers in The Americas were 50% and 42% of net sales for the three months ended December 31, 2007 and 2006, respectively. Net sales to customers in Europe was 48% and 56% of net sales for the three months ended December 31, 2007 and 2006, respectively. Net sales to customers in Asia were 2% of net sales for the three months ended December 31, 2007 and 2006, respectively. We experienced an increase in unit sales of about 44% while the dynamics of new production and changes in sales mix lowered the average sales price by about 13%.

Gross profit

Gross profit increased $1,323,524, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

The increase in the gross profit are detailed below:

Increase (decrease)
Increased sales	$2,145,096
Lower gross profit on sales mix	(346,188)
Production and production related expenses	(475,384)
Total increase in gross profit	$1,323,524

Gross profit percentage for the three months ended December 31 2007 was 21.97 % compared to 22.79% for the three months ended December 31, 2006, resulting in a gross profit decrease of 0.82%.

The decrease in the gross profit percent are detailed below:

Increase
(decrease)
Lower gross profit on sales mix	(0.93)%
Production and production related expenses	0.11%
Net decrease in gross profit percent	(0.82)%

The decrease in the gross profit percent of 0.82 % for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 was primarily due to:

•	A higher sales percentage of lower gross profit margin products contributed to a 0.93% decrease in gross profit

•	Production and shipping expenses declined as a percentage of sales which contributed to a 0.11% increase in the gross profit percent.

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Three months ended December 31,
	Dollar Costs			Percentage of Sales
						Increase
	2007	2006	Increase	2007	2006	(decrease)
Sales and marketing	$3,249,853	$2,707,222	$542,631	8.77%	9.05%	-0.28%
Technical support	150,007	136,405	13,602	0.40%	0.46%	-0.06%
General and administrative	1,057,468	890,983	166,485	2.85%	2.98%	-0.13%
Stock compensation expense	95,241	67,613	27,628	0.26%	0.23%	0.03%
Total	$4,552,569	$3,802,223	$750,346	12.28%	12.72%	-0.44%

Selling, general and administrative expenses increased $750,346 from the prior year’s first quarter. As a percentage of sales, selling, general and administrative expenses decreased 0.44% when compared to the three months ended December 31, 2006. The increase in sales and marketing expense of $542,631 was mainly due to higher sales related expenses such as commissions and advertising and higher personnel related expenses. The increase in technical support expenses of $13,602 was primarily due to personnel related expenses. The increase in general and administrative expenses of $166,485 was primarily due to higher rent, higher professional and legal fees and higher bad debt expense. The increase in stock compensation expense was due to the timing of the vesting of stock option grants.

Research and development expenses

Research and development expenses increased $160,312. Increased compensation due to the hiring of additional Engineers coupled with a higher volume of product development programs were the forces driving the increase.

Other income (expense)

Net other expense for the three months ended December 31, 2007 was ($21,415) compared to net other income of $24,418 for the three months ended December 31, 2006. The change was primarily driven by currency transaction losses.

Tax provision

Our tax provision for the three months ended December 31, 2007 and 2006 is as follows:

	Three months ended December 31,
	2007	2006

Federal income tax expense	$100,000	$31,000
Tax expense European operations	78,332	47,552
State taxes	12,000	5,000
Tax provision	$190,332	$83,552

We recorded net income of $2,462,988, for the three months ended December 31, 2007, which resulted in basic net income per share of $0.25 and diluted net income per share of $0.24 on weighted average basic and diluted shares of 9,843,799 and 10,137,970, respectively, compared to a net income of $2,202,735 for the three months ended December 31, 2006, which resulted in basic net income per share of $0.23 and diluted net income per share of $0.22, respectively, on weighted average basic and diluted shares of 9,678,869 and 10,234,631, respectively.

Options to purchase 882,000 and 10,172 shares of common stock, at prices ranging from $3.38 to $8.75 and $8.75 were outstanding for the three months ended December 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter due to holiday season sales of computer equipment is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 46%, 54% and 54% of sales for the years ended September 30, 2007, 2006 and 2005, respectively. Part of our third and fourth quarters (April through June and July to September) can be potentially impacted by the reduction of activity experienced in Europe during the summer holiday period.

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature of our retail sales.

Liquidity and capital resources

Our cash, working capital and stockholders’ equity position as of December 31, 2007 and September 30, 2007 is set forth below:

	December 31, 2007	September 30, 2007

Cash	$10,113,306	$11,581,657
Working Capital	23,289,112	21,198,184
Stockholders’ Equity	25,097,190	22,941,081

We had cash and cash equivalents as of December 31, 2007 of $10,113,306, a decrease of $1,468,351 from September 30, 2007.

The decrease in cash was due to :

Sources of cash:
Net income adjusted for non cash items	$3,425,432
Increase in accounts payable and accrued expenses	3,948,783
Proceeds from employee stock purchases	18,988
Less cash used for:
Increase in account receivables	(6,246,813)
Increase in inventories	(1,348,754)
Increase in prepaid expenses and other current assets	(662,495)
Effect of exchange rates on cash	(424,214)
Capital equipment purchases	(138,446)
Purchase of treasury stock	(40,832)
Net cash decrease	$(1,468,351)

Net cash of $883,847 used in operating activities was primarily due to increases in accounts receivable of $6,246,813, and an increase in inventory of $1,348,754 due primarily to a sales increase of 34.50% between the first quarter of fiscal 2008 and the fourth quarter of fiscal 2007 and an increase of $662,495 in prepaid expense and other current assets. Offsetting these uses of cash was net income adjusted for non cash items of $3,425,432 and increases in accounts payable and accrued expenses of $3,948,783.

Cash of $138,446 was used to purchase fixed assets. Proceeds from stock purchased by employees through the exercise of options and through purchases under the employee stock purchase plan provided additional cash of $18,988. The purchase of treasury stock used cash of $40,832 and the effect of changes in foreign exchange rates used cash of $ 424,214 .

We believe that our cash and cash equivalents as of December 31, 2007, our internally generated cash flow and our $5,000,000 bank line of credit will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of December 31, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,875,172	$528,913	$1,303,746	$42,513

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

Item 4. Controls and procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during our quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Special note regarding forward looking statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipated,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in our Annual Report on Form 10-K for the year ended September 30, 2007), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. All cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

There have been no material changes with respect to legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Item 1A. Risk factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

The table below summarized repurchases of our common stock under our stock repurchase program:

				Maximum
			Total Number	Number
	Total	Average	of Shares	of Shares
	Number	Price	Purchased as	that May Yet
	of Shares	Paid per	Part of Publicly	Be Purchased
Period	Purchased	Share	Announced Plan	Under the Plan
Purchases as of September 30, 2007	749,579	3.15	749,579	450,421
October 1 to December 31, 2007	10,000	4.08	10,000	440,421
Purchases as of December 31, 2007	759,579	3.17	759,579

Item 4. Submission of matters to a vote of security holders

The following proposal was submitted to the stockholders for approval at the Annual Meeting of Stockholders held on October 12, 2007 at our offices:

Proposal No. 1: Election of directors

The following directors were elected by the votes indicated:

	For	Withheld
Kenneth Plotkin	8,965,716	174,466
Bernard Herman	8,832,973	307,208
Robert S. Nadel	8,961,401	178,784
Christopher G. Payan	8,964,341	175,841
Neal Page	8,973,316	166,866
Seymour G. Siegel	8,959,401	180,781

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

HAUPPAUGE DIGITAL INC.
Registrant

Date: February 14, 2008	By	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the Board,
President (Principal Executive Officer) and Director

Date: February 14, 2008	By	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Accounting officer) and Secretary