Form 10-Q
period 2008-03-31
HAUPPAUGE DIGITAL INC
filed 2008-05-14
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

☐ LARGE ACCELERATED FILER	☐ ACCELERATED FILER
☐ NON-ACCELERATED FILER	☒ SMALLER REPORTING COMPANY

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).

☐ YES ☒ NO

As of May 5, 2008, 10,018,442 shares of .01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

INDEX

Page no.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2008 (unaudited) and September 30, 2007	4

Condensed Consolidated Statements of Operations - Three Months ended March 31, 2008 (unaudited) and 2007 (unaudited)	5

Condensed Consolidated Statements of Operations- Six Months ended March 31, 2008 (unaudited) and 2007 (unaudited)	6

Condensed Consolidated Statements of Other Comprehensive Income - Three Months and Six Months ended March 31, 2008 (unaudited) and 2007 (unaudited)	7

Condensed Consolidated Statements of Cash Flows-Six months ended March 31, 2008 (unaudited) and 2007 (unaudited)	8

Notes to Condensed Consolidated Financial Statements	9-14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15 -21

Item 3. Quantitative and Qualitative Disclosures about Market Risks	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 4. Submission of matters to a vote of security holders	23

Item 6. Exhibits	24

Signatures	25

Certification of Chief Executive Officer 31.1

Certification of Chief Financial Officer 31.1

Certification of Chief Executive Officer and Chief Financial Officer 32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (unaudited)	September 30, 2007
Assets:
Current Assets:
Cash and cash equivalents	$11,309,504	$11,581,657
Trade receivables, net of various allowances	6,792,353	15,038,751
Other non trade receivables	1,686,803	8,629,075
Inventories	15,977,066	13,521,864
Deferred tax asset-current	603,078	603,078
Prepaid expenses and other current assets	1,327,783	802,575
Total current assets	37,696,587	50,177,000

Property, plant and equipment, net	813,770	745,121
Security deposits and other non current assets	101,993	110,165
Deferred tax asset-non current	887,611	887,611
Total assets	$39,499,961	$51,919,897

Liabilities and Stockholders’ Equity:

Current Liabilities:
Accounts payable	$7,219,741	$20,635,137
Accrued expenses – fees	5,841,550	5,827,356
Accrued expenses – other	2,030,580	2,374,410
Income taxes payable	67,853	141,913
Total current liabilities	15,159,724	28,978,816

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized, 10,773,630 and 10,597,002 issued, respectively	107,736	105,970
Additional paid-in capital	16,170,605	15,497,703
Retained earnings	11,964,795	11,026,884
Accumulated other comprehensive loss	(1,498,562)	(1,325,971)
Treasury Stock, at cost, 759,579 and 749,579 shares	(2,404,337)	(2,363,505)
Total stockholders' equity	24,340,237	22,941,081
Total liabilities and stockholders' equity	$39,499,961	$51,919,897

 See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2008	2007

Net sales	$17,512,692	$29,891,841
Cost of sales	14,173,271	24,248,250
Gross profit	3,339,421	5,643,591

Selling, general and administrative expenses	3,950,288	3,550,240
Research and development expenses	978,939	749,827
Income (loss) from operations	(1,589,806)	1,343,524

Other income (expense):
Interest income	10,623	9,347
Foreign currency	(4,344)	(18,245)
Other income (expense)	6,279	(8,898)
Income (loss) before taxes	(1,583,527)	1,334,626
Tax provision (benefit)	(58,449)	57,693
Net income (loss)	($1,525,078)	$1,276,933

Net income (loss) per share:
Basic	$(0.15)	$0.13
Diluted	$(0.15)	$0.12

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended March 31,
	2008	2007

Net sales	$54,560,153	$59,810,974
Cost of sales	43,079,671	47,349,846
Gross profit	11,480,482	12,461,128

Selling, general and administrative expenses	8,502,856	7,352,463
Research and development expenses	1,892,696	1,503,271
Income from operations	1,084,930	3,605,394

Other income (expense):
Interest income	16,817	21,738
Foreign currency	(31,953)	(6,218)
Other income (expense)	(15,136)	15,520
Income before taxes on income	1,069,794	3,620,914
Tax provision	131,883	141,245
Net income	$937,911	$3,479,669

Net income per share:
Basic	$0.09	$0.36
Diluted	$0.09	$0.34

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended March 31,
	2008	2007
Net income (loss)	$(1,525,078)	$1,276,933
Foreign currency translation (loss) gain	337,240	(644,215)
Forward exchange contracts marked to market	(85,617)	31,403
Other comprehensive income (loss)	$(1,273,455)	$664,121

	Six months ended March 31,
	2008	2007
Net income	$937,911	$3,479,669
Foreign currency translation (loss)	(125,767)	(587,950)
Forward exchange contracts marked to market	(46,824)	(53,294)
Other comprehensive income	$765,320	$2,838,425

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2008	2007
Net income	$937,911	$3,479,669
Adjustments to reconcile net income to net cash provided By (used in) operating activities:
Depreciation and amortization	130,562	105,051
Bad debt	120,000	-
Inventory reserve	650,000	236,584
Stock compensation expense	278,358	(189)
Other non cash items	8,172
Changes in current assets and liabilities:
Accounts receivable	15,068,670	(12,503,221)
Inventories	(3,105,202)	(2,086,462)
Prepaid expenses and other current assets	(525,208)	(113,948)
Accounts payable	(13,415,396)	10,060,439
Accrued expenses and other current liabilities	(403,696)	2,063,681
Total adjustments	(1,193,740)	(2,238,065)
Net cash provided by (used in) operating activities	(255,829)	1,241,604

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(199,211)	(187,178)
Net cash used in investing activities	(199,211)	(187,178)

Cash Flows From Financing Activities:
Purchase of treasury stock	(40,832)	-
Proceeds from the exercise of stock options and employee stock purchases	396,310	656,451
Net cash provided by financing activities	355,478	656,451
Effect of exchange rates on cash	(172,591)	(641,244)
Net (decrease) increase in cash and cash equivalents	(272,153)	1,069,633
Cash and cash equivalents, beginning of period	11,581,657	9,020,941
Cash and cash equivalents, end of period	$11,309,504	$10,090,574

Supplemental disclosures:
Income taxes paid	$188,094	$123,211

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

The operating results for the three months and six months ended March 31, 2008 are not necessarily indicative of the results to be expected for the September 30, 2008 year end.

Certain reclassifications have been made to prior condensed financial statements to conform to the current classifications.

Note 2. Trade Accounts and other non trade receivables

Trade receivables consist of:

•	Trade receivables from sales to customers

•	Allowances, consisting of sales and bad debt

Other non trade receivables consist of :

•	Receivables pertaining to component parts purchased from us at cost by our contract manufacturers which are excluded from sales

•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by our Asian and European locations

•	Other minor non trade receivables

Trade receivables and other non trade receivables as of March 31, 2008 and September 30, 2007 consisted of :

	March 31, 2008	September 30, 2007
Trade receivables	$11,198,167	$19,324,565
Allowances and reserves	(4,405,814)	(4,285,814)
Total trade receivables	6,792,353	$15,038,751
Receivable from contract manufacturers	923,919	6,673,021
GST and VAT taxes receivables	717,781	1,912,492
Other	45,103	43,562
Total non trade receivables	$1,686,803	$8,629,075

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Foreign currency translations and transactions
The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the prevailing average spot rate. Translation adjustments arising from the translation to U.S. dollars at differing exchange rates are included in the accumulated other comprehensive loss account in stockholders’ equity. Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income. The Company had a translation loss of $1,257,917 recorded on the balance sheet as of September 30, 2007. For the six months ended March 31, 2008, the Company recorded on the balance sheet a deferred translation loss of $125,767, resulting in a translation loss of $1,383,684 recorded as a component of accumulated other comprehensive loss as of March 31, 2008.

Note 4. Inventories
Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	March 31, 2008	September 30, 2007
Component parts	$6,439,213	$6,298,489
Finished goods	9,537,853	7,223,375
	$15,977,066	$13,521,864

Note 5. Net income (loss) per share
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

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Weighted average shares outstanding-basic	9,980,866	9,885,419	9,918,434	9,781,009
Number of shares issued on the assumed exercise of stock options	-	671,985	268,700	586,553
Weighted average shares outstanding-diluted	9,980,866	10,557,404	10,187,134	10,367,562

Options to purchase 1,631,244 and 2,668 shares of common stock, at prices ranging from $1.05 to $8.75 and at a price of $8.75 were outstanding for the three months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Options to purchase 831,000 and 22,781 shares of common stock, at prices ranging from $3.56 to $8.75 and $7.45 to $8.75 were outstanding for the six months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 6. Accumulated other comprehensive loss
Accumulated other comprehensive loss consists of two components: translation gains and losses and FAS 133 mark to market gains and losses on the Company’s open foreign exchange contracts. As of March 31, 2008, appearing in the equity section under “ Accumulated other comprehensive loss” was a loss of $1,498,562, which consisted of a deferred translation loss of $1,383,684 and a deferred loss of $114,878 due to the mark to market differences between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

The table below details the gains and losses that make up the accumulated other comprehensive loss of $1,498,562 recorded the Company’s balance sheet as of March 31, 2008:

Accumulated other comprehensive income (loss)	Balance as of	Oct07 to Mar 08	Balance as of
Fiscal 2008 activity	Sept 30, 2007	Losses	March 31, 2008
Translation gains and losses	$(1,257,917)	$(125,767)	$(1,383,684)
FAS 133 mark to market adjustment	(68,054)	(46,824)	(114,878)
	$(1,325,971)	$(172,591)	$(1,498,562)

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

Note 8. Product segment and geographic information

The Company operates in one business segment, which is the development, marketing and manufacturing of analog and digital TV tuner products for the personal computer market. The products are similar in function and share commonality of component parts and manufacturing processes. The Company’s products are either sold, or can be sold, by the same retailers and distributors in the Company’s marketing channel. The Company also sells product directly to PC manufacturers. The Company evaluates its product lines under the functional categories of analog TV tuners, digital TV tuners and other non-TV tuner products.

The Company’s products fall under three product categories:

•	Analog TV tuners
•	Digital TV tuners, and combination analog and digital TV tuners
•	Other non TV tuner products

The Company’s analog TV tuner products are TV tuner modules which can be added to a PC and enable a PC user, among other things, to watch and record analog cable TV in a resizable window on a PC.

The Company’s digital TV and combination analog and digital tuner products are TV tuner modules which enable a PC user, among other things, to watch and record analog cable TV and digital TV in a resizable window on a PC.

The Company’s other non-TV tuner products enable a PC user, among other things, to video conference, watch and listen to PC based videos, music and pictures on a TV set through a home network, and record TV shows on a PC for playback on portable video players.

Sales by functional category are as follows:

	Three months ended March 31,		Six months ended March 31,
Product line sales	2008	2007	2008	2007
Analog TV tuner sales	$2,599,757	$18,517,756	$7,446,088	$33,075,148
Digital and combination analog and digital TV tuner sales	14,886,688	10,786,065	45,592,085	25,639,367
Other non-TV tuner products	26,247	588,020	1,521,980	1,096,459
Total sales	$17,512,692	$29,891,841	$54,560,153	$59,810,974

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in both Europe and Asia. Sales percent by geographic region are as follows:

	Three months ended March 31,		Six months ended March 31,
Geographic region	2008	2007	2008	2007
The Americas	50%	60%	50%	51%
Europe	47%	39%	48%	47%
Asia	3%	1%	2%	2%
Total	100%	100%	100%	100%

Note 9. Tax provision

Our tax provision for the three and six months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,		Six months ended March, 31,
	2008	2007	2008	2007

Federal income tax expense	$(100,000)	$21,000	$-	$52,000
Tax expense on international operations	36,551	31,693	114,883	79,245
State taxes	5,000	5,000	17,000	10,000
Tax provision	$(58,449)	$57,693	$131,883	$141,245

In June 2006 the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, was issued. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on October 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on its consolidated financial statements. In addition, there are no unrecognized tax benefits included in the in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. When applicable the Company is continuing the practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company did not recognize interest or penalties related to income taxes during the three and six months ended March 31, 2008. The Company files U.S. federal, U.S. state and foreign tax returns, and is no longer subject to examinations for fiscal years prior to 2003.

Note 10. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No.157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS no. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized and disclosed at fair value in the financial statements on a nonrecurring basis. Management is currently assessing the impact of SFAS No. 157 on the consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" (" SFAS No. 159"). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159 on the consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt these new requirements in its first quarter of fiscal 2010. Management is currently evaluating the impact of SFAS No. 160 on the consolidated financial position and results of operations.

In December 2007, the FASB approved the issuance of SFAS No. 141 (revised 2007) “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions for SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date. Early adoption is not permitted. SFAS No. 141R is effective for the Company beginning in the first quarter of fiscal 2010. The Company is evaluating the impact of SFAS No. 141R on its results of operations and financial condition.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11). EITF No. 06-11 provides guidance regarding how an entity should recognize the tax benefit received as a result of dividends paid to holders of share-based compensation awards and charged to retained earnings according to SFAS No. 123(R), and will become effective in the first quarter of 2009. Management does not expect EITF No. 06-11 to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— An Amendment of FASB Statement No. 133” (SFAS No. 161). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO THREE MONTH
PERIOD ENDED MARCH 31 , 2007

Results of operations for the three months ended March 31, 2008 compared to March 31, 2007 are as follows:

	Three Months Ended	Three Months Ended	Variance	Percentage of sales
	3/31/08	3/31/07		$2008	2007	Variance
Net sales	$17,512,692	$29,891,841	$(12,379,149)	100.00%	100.00%	-
Cost of sales	14,173,271	24,248,250	(10,074,979)	80.93%	81.12%	-0.19%
Gross profit	3,339,421	5,643,591	(2,304,170)	19.07%	18.88%	0.19%
Gross profit %	19.07%	18.88%	0.19%
Selling, general and administrative expenses:
Sales and marketing	2,672,798	2,428,804	243,994	15.26%	8.13%	7.13%
Technical support	152,760	146,570	6,190	0.87%	0.49%	0.38%
General and administrative	1,029,489	894,179	135,310	5.88%	2.99%	2.89%
Stock compensation	95,241	80,687	14,554	0.54%	0.27%	0.27%
Total selling, general and administrative expenses	3,950,288	3,550,240	400,048	22.55%	11.88%	10.67%
Research and development expenses	935,001	702,798	232,203	5.34%	2.35%	2.99%
Research & development stock compensation	43,938	47,029	(3,091)	0.25%	0.16%	0.09%
Total expenses	4,929,227	4,300,067	629,160	28.14%	14.39%	13.75%
Net operating income (loss)	(1,589,806)	1,343,524	(2,933,330)	-9.07%	4.49%	-13.56%

Other income (expense) :
Interest income	10,623	9,347	1,276	0.06%	0.03%	0.03%
Foreign currency	(4,344)	(18,245)	13,901	-0.02%	-0.06%	0.04%
Total other income (expense)	6,279	(8,898)	15,177	0.04%	-0.03%	0.07%
Income (loss) before taxes	(1,583,527)	1,334,626	(2,918,153)	-9.03%	4.46%	-13.49%
Taxes (benefit) on income (loss)	(58,449)	57,693	(116,142)	-0.33%	0.19%	-0.52%
Net income (loss)	$(1,525,078)	$1,276,933	$(2,802,011)	-8.70%	4.27%	-12.97%

Net sales for the three months ended March 31, 2008 decreased $12,379,149 compared to the three months ended March 31, 2007 as shown in the table below.

	Three Months	Three Months	Increase (decrease) dollar	Increase (decrease)	Percentage of sales by geographic region
Location	ended 3/31/08	ended 3/31/07	variance	variance %	2008	2007
The Americas	8,683,186	17,927,014	(9,243,828)	-52%	50%	60%
Europe	8,215,667	11,579,486	(3,363,819)	-29%	47%	39%
Asia	613,839	385,341	228,498	59%	3%	1%
Total	$17,512,692	$29,891,841	$(12,379,149)	-41%	100%	100%

Net sales to customers in The Americas were 50% and 60% of net sales for the three months ended March 31, 2008 and 2007, respectively. Net sales to customers in Europe were 47% and 39% of net sales for the three months ended March 31, 2008 and 2007, respectively. Net sales to customers in Asia were 3% of net sales for the three months ended March 31, 2008 and 2007, respectively. We experienced a decrease in unit sales of about 29% while the dynamics of new production and changes in sales mix lowered the average sales price by about 17%.

Several programs with personal computer manufacturers were discontinued in the quarter due to a shift in focus to lower cost PCs which do not include TV tuners. The termination of these programs resulted in lower sales to some of our largest customers. In addition, one of our retailers in the U.S., CompUSA, went into liquidation which resulted in lower sales in North America.

Gross profit

Gross profit decreased $2,304,170 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

The decrease in the gross profit are detailed below:

Increase (decrease)
Decreased sales	$(3,213,126)
Higher gross profit on sales mix	802,770
Production and production related expenses	106,186
Total decrease in gross profit	$(2,304,170)

Gross profit percentage for the three months ended March 31, 2008 was 19.07 % compared to 18.88% for the three months ended March 31, 2007, resulting in a gross profit increase of 0.19%.

The increase in the gross profit percentage are detailed below:

Increase (decrease)
Higher gross profit on sales mix	4.59%
Production and production related expenses	(4.40)%
Net increase in gross profit percentage	0.19%

The increase in the gross profit percentage of 0.19% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to:

•	Larger sales percentage of higher gross profit margin products contributed to a 4.59% increase in the gross profit percentage

•	Due to lower sales, production and shipping labor expenses as a percentage of sales increased which contributed to a 4.40% reduction in the gross profit percentage.

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Three months ended March 31,
	Dollar Costs			Percentage of Sales
	2008	2007	Increase	2008	2007	Increase
Sales and marketing	$2,672,798	$2,428,804	$243,994	15.26%	8.13%	7.13%
Technical support	152,760	146,570	6,190	0.87%	0.49%	0.38%
General and administrative	1,029,489	894,179	135,310	5.88%	2.99%	2.89%
Stock compensation	95,241	80,687	14,554	0.54%	0.27%	0.27%
Total	$3,950,288	$3,550,240	$400,048	22.55%	11.88%	10.67%

Selling, general and administrative expenses increased $400,048 from the prior year’s second quarter. The increase in the Euro against the U.S. Dollar of about 14% from the three months ended March 31, 2007 was responsible for an increase in expenses of $225,778. Actual increases in expenses were $174,270 and were mainly due to higher personnel related expenses, higher sales office expenses, higher rent, higher professional fees and higher bad debt expense. The increase in stock compensation was due to the timing of the vesting of stock option grants.

Research and development expenses

Research and development expenses increased $229,112. Increased compensation due to the hiring of additional engineers coupled with a higher volume of product development programs were the forces driving the increase.

Tax provision

Our tax provision for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,
	2008	2007

Federal income tax expense	$(100,000)	$21,000
Tax expense on international operations	36,551	31,693
State taxes	5,000	5,000
Tax provision	$(58,449)	$57,693

We recorded a net loss of $1,525,078, for the three months ended March 31, 2008, which resulted in basic and diluted net loss per share of $0.15 on weighted average basic and diluted shares of 9,980,866 compared to a net income of $1,276,933 for the three months ended March 31, 2007, which resulted in basic net income per share of $0.13 and diluted net income per share of $0.12, respectively, on weighted average basic and diluted shares of 9,885,419 and 10,557,404, respectively.

Options to purchase 1,631,244 and 2,668 shares of common stock, at prices ranging from $1.05 to $8.75 and at a price of $8.75 were outstanding for the three months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

SIX MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO SIX MONTH PERIOD
ENDED MARCH 31 , 2007

Results of operations for the six months ended March 31, 2008 compared to March 31, 2007 are as follows:

	Six Months Ended	Six Months Ended	Variance	Percentage of sales
	3/31/08	3/31/07		$2008	2007	Variance
Net sales	$54,560,153	$59,810,974	$(5,250,821)	100.00%	100.00%	-
Cost of sales	43,079,671	47,349,846	(4,270,175)	78.96%	79.17%	-0.21%
Gross profit	11,480,482	12,461,128	(980,646)	21.04%	20.83%	0.21%
Gross profit %	21.04%	20.83%	0.21%
Selling , general and administrative expenses:
Sales and marketing	5,922,650	5,136,025	786,625	10.86%	8.59%	2.27%
Technical support	302,767	282,975	19,792	0.55%	0.47%	0.08%
General and administrative	2,086,957	1,785,163	301,794	3.83%	2.98%	0.85%
Stock compensation	190,482	148,300	42,182	0.35%	0.25%	0.10%
Total selling, general and administrative expenses	8,502,856	7,352,463	1,150,393	15.59%	12.29%	3.30%
Research and development expenses	1,804,820	1,414,987	389,833	3.31%	2.37%	0.94%
Research & development stock compensation	87,876	88,284	(408)	0.15%	0.14%	0.01%
Total expenses	10,395,552	8,855,734	1,539,818	19.06%	14.81%	4.25%
Net operating income	1,084,930	3,605,394	(2,520,464)	1.98%	6.02%	-4.04%

Other income (expense) :
Interest income	16,817	21,738	(4,921)	0.03%	0.04%	-0.01%
Foreign currency	(31,953)	(6,218)	(25,735)	-0.06%	-0.01%	-0.05%
Total other income (expense)	(15,136)	15,520	(30,656)	-0.03%	0.03%	-0.06%
Income before taxes on income	1,069,794	3,620,914	(2,551,120)	1.95%	6.05%	-4.10%
Taxes on income	131,883	141,245	(9,362)	0.24%	0.24%	0.00%
Net income	$937,911	$3,479,669	$(2,541,758)	1.71%	5.81%	-4.10%

Net sales for the six months ended March 31, 2008 decreased $5,250,821 compared to the six months ended March 31, 2007 as shown in the table below.
	Six Months	Six Months	Increase (decrease)	Increase (decrease) dollar	Percentage of sales by geographic region
Location	ended 3/31/08	ended 3/31/07	variance	variance %	2008	2007
The Americas	$27,384,971	$30,399,845	$(3,014,874)	-10%	50%	51%
Europe	25,998,787	28,499,543	(2,500,756)	-9%	48%	47%
Asia	1,176,395	911,586	264,809	29%	2%	2%
Total	$54,560,153	$59,810,974	$(5,250,821)	-9%	100%	100%

Net sales to customers in The Americas were 50% and 51% of net sales for the six months ended March 31, 2008 and 2007, respectively. Net sales to customers in Europe were 48% and 47% of net sales for the six months ended March 31, 2008 and 2007, respectively. Net sales to customers in Asia were 2% of net sales for the six months ended March 31, 2008 and 2007, respectively. We experienced an increase in unit sales of about 8% while the dynamics of new production and changes in sales mix lowered the average sales price by about 15%.

Several programs with personal computer manufacturers were discontinued in the quarter due to a shift in focus to lower cost PCs which do not include TV tuners. The termination of these programs resulted in lower sales to some of our largest customers. In addition, one of our retailers in the U.S., CompUSA, went into liquidation which resulted in lower sales in North America.

Gross profit

Gross profit decreased $980,646 for the six months ended March 31, 2008 compared to the six months ended March 31, 2007.

The decrease in the gross profit are detailed below:

Increase (decrease)
Decreased sales	$(1,469,705)
Higher gross profit on sales mix	858,257
Production and production related expenses	(369,198)
Total decrease in gross profit	$(980,646)

Gross profit percentage for the six months ended March 31, 2008 was 21.04 % compared to 20.83% for the six months ended March 31, 2007, resulting in a gross profit increase of 0.21%.

The increase in the gross profit percentage are detailed below:

Increase (decrease)
Higher gross profit on sales mix	1.58%
Production and production related expenses	(1.37)%
Net increase in gross profit percentage	0.21%

The increase in the gross profit percentage of 0.21% for the six months ended March 31, 2008 compared to the six months ended March 31, 2007 was primarily due to:

•	Larger sales percentage of higher gross profit margin products contributed to a 1.58% increase in the gross profit percentage

•	Due to lower sales, production and shipping labor expenses as a percentage of sales increased which contributed to a 1.37% reduction in the gross profit percentage.

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Six months ended March 31, Dollar Costs			Percentage of Sales
	2008	2007	Increase	2008	2007	Increase
Sales and marketing	$5,922,650	$5,136,025	$786,625	10.86%	8.59%	2.27%
Technical support	302,767	282,975	19,792	0.55%	0.47%	0.08%
General and administrative	2,086,957	1,785,163	301,794	3.83%	2.98%	0.85%
Stock compensation	190,482	148,300	42,182	0.35%	0.25%	0.10%
Total	$8,502,856	$7,352,463	$1,150,393	15.59%	12.29%	3.30%

Selling, general and administrative expenses increased $1,150,393 from same period in the prior year. The increase in the Euro against the U.S. Dollar of about 13% from the six months ended March 31, 2007 was responsible for an increase in expenses of $460,309. Actual increases in expenses were $690,085 and were mainly due to higher personnel related expenses, higher sales office expenses, higher rent, higher professional fees and higher bad debt expense. The increase in stock compensation was due to the timing of the vesting of stock option grants.

Research and development expenses

Research and development expenses increased $389,424. Increased compensation due to the hiring of additional engineers coupled with a higher volume of product development programs were the forces driving the increase.

Tax provision

Our tax provision for the six months ended March 31, 2008 and 2007 is as follows:

	Six months ended March 31,
	2008	2007

Federal income tax expense	$-	$52,000
Tax expense on international operations	114,883	79,245
State taxes	17,000	10,000
Tax provision	$131,883	$141,245

We recorded a net income of $937,911, for the six months ended March 31, 2008, which resulted in basic and diluted net income per share of $0.09 on weighted average basic and diluted shares of 9,918,434 and 10,187,134, respectively, compared to a net income of $3,479,669 for the six months ended March 31, 2007, which resulted in basic net income per share of $0.36 and diluted net income per share of $0.34, respectively, on weighted average basic and diluted shares of 9,781,009 and 10,367,562, respectively.

Options to purchase 831,000 and 22,781 shares of common stock, at prices ranging from $3.56 to $8.75 and $7.45 to $8.75 were outstanding for the six months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature of our retail sales.

Liquidity and capital resources
Our cash, working capital and stockholders’ equity position as of March 31, 2008 and September 30, 2007 is set forth below:

	March 31, 2008	September 30, 2007

Cash	$11,309,504	$11,581,657
Working Capital	22,536,863	21,198,184
Stockholders’ Equity	24,340,237	22,941,081

We had cash and cash equivalents as of March 31, 2008 of $11,309,504, a decrease of $272,153 from September 30, 2007.

The decrease in cash was due to :

Sources of cash:
Net income adjusted for non cash items	$2,125,003
Decrease in accounts receivables	15,068,670
Proceeds from employee stock purchases	396,310
Less cash used for:
Decrease in accounts payable and accrued expenses	(13,819,092)
Increase in inventories	(3,105,202)
Increase in prepaid expenses and other current assets	(525,208)
Capital equipment purchases	(199,211)
Effect of exchange rates on cash	(172,591)
Purchase of treasury stock	(40,832)
Net cash decrease	$(272,153)

Net cash of $255,829 used in operating activities was primarily due to decreases in accounts payable and accrued expenses of $13,819,092, increases in inventory of $3,105,202 due primarily to a build up in inventory as a result of slower second quarter sales and an increase of $525,208 in prepaid expense and other current assets. Offsetting these uses of cash was net income adjusted for non cash items of $2,125,003 and decreases in accounts receivable of $15,068,670, due primarily to the combination of collections of our December 31, 2007 receivables and a lower second quarter sales volume.

Cash of $199,211 was used to purchase fixed assets. Proceeds from stock purchased by employees through the exercise of options and through purchases under the employee stock purchase plan provided additional cash of $396,310. The purchase of treasury stock used cash of $40,832 and the effect of changes in foreign exchange rates used cash of $ 172,591.

We believe that our cash and cash equivalents as of March 31, 2008 and our $5,000,000 bank line of credit will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of March 31, 2008:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,915,910	$594,541	$1,180,679	$140,690

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

Item 4. Controls and procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during our quarter ended March 31,
2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarized repurchases of our common stock under our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Purchases as of September 30, 2007	749,579	3.15	749,579	450,421
October 1 to December 31, 2007	10,000	4.08	10,000	440,421
Purchases as of March 31, 2008	759,579	3.17	759,579

Item 4. Submission of matters to a vote of security holders
The following proposal was submitted to the stockholders for approval at the Annual Meeting of Stockholders held on February 28, 2008 but subsequently adjourned to March 27, 2008 at our offices:

Proposal No. 1: Election of directors

The following directors were elected by the votes indicated:

	For	Withheld
Kenneth Plotkin	8,876,716	254,321
Bernard Herman	7,953,020	1,178,017
Robert S. Nadel	8,098,400	1,032,637
Christopher G. Payan	8,252,081	878,956
Neal Page	8,099,200	1,031,837
Seymour G. Siegel	8,106,016	1,025,021

Item 6. Exhibits

10.1 Agreement, dated April 1, 2008, between Hauppauge Digital Inc. and Kenneth Plotkin. (1)
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Denotes document filed as an exhibit to our current report on Form 8-K for an event dated April 10, 2008 and incorporated herein by reference.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUPPAUGE DIGITAL INC.
Registrant

Date: May 14, 2008	By	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the Board,
President (Principal Executive Officer)

Date: May 14, 2008	By	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Accounting officer) and Secretary