Form 10-Q
period 2008-06-30
HAUPPAUGE DIGITAL INC
filed 2008-08-14
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☐ YES     ☒ NO

As of August 5, 2008, 10,025,138 shares of .01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

Page no.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – June 30, 2008 (unaudited) and September 30, 2007	3

Condensed Consolidated Statements of Operations - Three Months ended June 30, 2008 (unaudited) and 2007 (unaudited)	4

Condensed Consolidated Statements of Operations- Nine Months ended June 30, 2008 (unaudited) and 2007 (unaudited)	5

Condensed Consolidated Statements of Other Comprehensive Income (Loss) Three Months and Nine Months ended June 30, 2008 (unaudited) and 2007 (unaudited)	6

Condensed Consolidated Statements of Cash Flows-Nine months ended June 30, 2008 (unaudited) and 2007 (unaudited)	7

Notes to Condensed Consolidated Financial Statements	8-13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14 -20

Item 3. Quantitative and Qualitative Disclosures about Market Risks	21

Item 4T. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	22

Signatures	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (unaudited)	September 30, 2007
Assets:

Current Assets:
Cash and cash equivalents	$12,227,016	$11,581,657
Trade receivables, net of various allowances	9,350,027	15,038,751
Other non trade receivables	3,231,373	8,629,075
Inventories	11,667,319	13,521,864
Deferred tax asset-current	603,078	603,078
Prepaid expenses and other current assets	1,232,966	802,575
Total current assets	38,311,779	50,177,000

Property, plant and equipment, net	786,518	745,121
Security deposits and other non current assets	102,428	110,165
Deferred tax asset-non current	887,611	887,611
Total assets	$40,088,336	$51,919,897

Liabilities and Stockholders’ Equity:

Current Liabilities:
Accounts payable	$7,883,342	$20,635,137
Accrued expenses – fees	6,993,093	5,827,356
Accrued expenses – other	1,991,379	2,374,410
Income taxes payable	54,305	141,913
Total current liabilities	16,922,119	28,978,816

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized, 10,778,021 and 10,597,002 issued, respectively	107,780	105,970
Additional paid-in capital	16,322,355	15,497,703
Retained earnings	10,847,231	11,026,884
Accumulated other comprehensive loss	(1,706,812)	(1,325,971)
Treasury Stock, at cost, 759,579 and 749,579 shares	(2,404,337)	(2,363,505)
Total stockholders' equity	23,166,217	22,941,081
Total liabilities and stockholders' equity	$40,088,336	$51,919,897

 See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2008	2007

Net sales	$19,415,731	$23,540,149
Cost of sales	15,568,094	18,932,180
Gross profit	3,847,637	4,607,969

Selling, general and administrative expenses	3,997,595	3,516,244
Research and development expenses	966,690	876,697
Income (loss) from operations	(1,116,648)	215,028

Other income (expense):
Interest income	11,816	10,250
Foreign currency gain (loss)	15,823	(38)
Other income	27,639	10,212
Income (loss) before taxes	(1,089,009)	225,240
Tax provision	28,554	43,788
Net income (loss)	$(1,117,563)	$181,452

Net income (loss) per share:
Basic	$(0.11)	$0.02
Diluted	$(0.11)	$0.02

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended June 30,
	2008	2007

Net sales	$73,975,884	$83,351,123
Cost of sales	58,647,765	66,282,026
Gross profit	15,328,119	17,069,097

Selling, general and administrative expenses	12,500,452	10,868,706
Research and development expenses	2,859,386	2,379,969
Income (loss) from operations	(31,719)	3,820,422

Other income (expense):
Interest income	28,633	31,988
Foreign currency loss	(16,130)	(6,256)
Other income	12,503	25,732
Income (loss) before taxes	(19,216)	3,846,154
Tax provision	160,437	185,033
Net income (loss)	$(179,653)	$3,661,121

Net income (loss) per share:
Basic	$(0.02)	$0.37
Diluted	$(0.02)	$0.35

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30,
	2008	2007
Net income (loss)	$(1,117,563)	$181,452
Foreign currency translation loss	(336,577)	(103,215)
Forward exchange contracts marked to market gain	128,327	22,147
Other comprehensive income ( loss)	$(1,325,813)	$100,384

	Nine months ended June 30,
	2008	2007
Net income (loss)	$(179,653)	$3,661,121
Foreign currency translation loss	(462,344)	(691,165)
Forward exchange contracts marked to market gain (loss)	81,503	(31,147)
Other comprehensive income (loss)	$(560,494)	$2,938,809

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2008	2007
Net income (loss)	$(179,653)	$3,661,121
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	196,499	157,990
Inventory reserve	650,000	-
Bad debt	120,000	20,000
Stock based compensation expense-employees	417,537	361,216
Stock based compensation expense-directors	126,000
Other non cash items	7,737	(586)
Changes in current assets and liabilities:
Accounts receivable	10,966,426	(5,930,179)
Inventories	1,204,545	(191,651)
Prepaid expenses and other current assets	(430,391)	(1,299)
Accounts payable	(12,751,795)	4,896,861
Accrued expenses and other current liabilities	695,098	650,998
Total adjustments	1,201,656	(36,650)
Net cash provided by operating activities	1,022,003	3,624,471

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(237,896)	(277,386)
Net cash used in investing activities	(237,896)	(277,386)

Cash Flows From Financing Activities:
Purchase of treasury stock	(40,832)	(53,398)
Proceeds from the exercise of stock options and employee stock purchases	282,925	758,756
Net cash provided by financing activities	242,093	705,358
Effect of exchange rates on cash	(380,841)	(722,312)
Net increase in cash and cash equivalents	645,359	3,330,131
Cash and cash equivalents, beginning of period	11,581,657	9,020,941
Cash and cash equivalents, end of period	$12,227,016	$12,351,072
Supplemental disclosures:
Income taxes paid	$241,338	$168,915

See accompanying notes to condensed consolidated financial statements

 HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Hauppauge Digital Inc. and subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2007 Form 10-K.

The operating results for the three months and nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the September 30, 2008 year end.

Certain reclassifications have been made to prior condensed consolidated financial statements to conform to the current classifications.

Note 2. Trade Accounts and Other Non-Trade Receivables

Trade receivables consist of:

•	Trade receivables from sales to customers

•	Allowances, consisting of sales and bad debt

Other non trade receivables consist of :

•	Receivables pertaining to component parts purchased from the Company at cost by the Company’s contract manufacturers which are excluded from sales

•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by the Company’s Asian and European locations

•	Other minor non-trade receivables

Trade receivables and other non-trade receivables as of June 30, 2008 and September 30, 2007 consisted of :

	June 30,	September 30,
	2008	2007
Trade receivables	$13,755,841	$19,324,565
Allowances and reserves	(4,405,814)	(4,285,814)
Total trade receivables	$9,350,027	$15,038,751
Receivable from contract manufacturers	2,755,816	6,673,021
GST and VAT taxes receivables	428,210	1,912,492
Other	47,347	43,562
Total non trade receivables	$3,231,373	$8,629,075

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Foreign Currency Translations and Transactions
The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the prevailing average spot rate. Translation adjustments arising from the translation to U.S. dollars at differing exchange rates are included in the accumulated other comprehensive loss account in stockholders’ equity. Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income. The Company had a translation loss of $1,257,918 recorded on the balance sheet as of September 30, 2007. For the nine months ended June 30, 2008, the Company recorded on the balance sheet a deferred translation loss of $462,344, resulting in a translation loss of $1,720,262 recorded as a component of accumulated other comprehensive loss as of June 30, 2008.

Note 4. Inventories
Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	June 30,	September 30,
	2008	2007
Component parts	$4,508,498	$6,298,489
Finished goods	7,158,821	7,223,375
	$11,667,319	$13,521,864

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

	Three months		Nine months
	ended		ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average shares outstanding-basic	10,018,152	9,968,686	9,951,552	9,843,568
Number of shares issued on the assumed exercise of
stock options	-	479,094	-	557,893
Weighted average shares outstanding-diluted	10,018,152	10,447,780	9,951,552	10,401,461

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Options to purchase 1,767,744 and 171,377 shares of common stock, at prices ranging from $1.05 to $8.75 and $7.45 to $8.75 were outstanding for the three months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 1,767,744 and 124,701 shares of common stock, at prices ranging from $1.05 to $8.75 and $7.45 to $8.75 were outstanding for the nine months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 6. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of two components: translation gains and losses and FAS 133 mark to market gains and losses on the Company’s open foreign exchange contracts. As of June 30, 2008, appearing in the equity section under “ Accumulated other comprehensive loss” was a loss of $1,706,812, which consisted of a deferred translation loss of $1,720,262 and a deferred gain of $13,450 due to the mark to market differences between the value of the Company’s open forward exchange contracts at the contract rates versus the same contracts valued at the period ending forward rate.

The table below details the gains and losses that make up the accumulated other comprehensive loss on the Company’s balance sheet as of June 30, 2008:

Accumulated other comprehensive loss	Balance as of	Oct 07 to June 08	Balance as of
Fiscal 2008 activity	Sept 30, 2007	gains (losses)	June 30, 2008
Translation losses	$(1,257,918)	$(462,344)	$(1,720,262)
FAS 133 mark to market adjustment gain (loss)	(68,053)	81,503	13,450
	$(1,325,971)	$(380,841)	$(1,706,812)

Note 7. Revenue recognition
The Company sells its products through a sales channel which consist of retailers, PC manufacturers and distributors. The majority of the Company’s customers are granted lines of credit. The product is shipped on account with the majority of customers primarily given 30 to 60 day payment terms. Those customers deemed as large credit risks either pay in advance or issue the Company a letter of credit.

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

The Company’s products fall under three product categories:

•	Analog TV tuners
•	Digital TV tuners, and combination analog and digital TV tuners
•	Other non-TV tuner products

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

Sales by functional category are as follows:
	Three months ended June 30,		Nine months ended June 30,
Product line sales	2008	2007	2008	2007
Analog TV tuner sales	$1,000,041	$7,974,677	$7,146,937	$33,318,167
Digital and combination analog and digital TV tuner sales	17,180,626	15,174,370	64,071,903	49,215,324
Other non-TV tuner products	1,235,064	391,102	2,757,044	817,632
Total sales	$19,415,731	$23,540,149	$73,975,884	$83,351,123

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in both Europe and Asia. Sales percent by geographic region are as follows:

	Three months ended June 30,		Nine months ended June 30,
Geographic region	2008	2007	2008	2007
The Americas	42%	67%	48%	55%
Europe	54%	30%	49%	43%
Asia	4%	3%	3%	2%
Total	100%	100%	100%	100%

Note 9. Tax provision

Our tax provision for the three and nine months ended June 30, 2008 and 2007 is as follows:

	Three months ended June,		Nine months ended June 30,
	2008	2007	2008	2007

Federal income tax expense	$-	$20,000	$-	$72,000
Tax expense on international operations	28,554	18,788	143,437	98,033
State taxes	-	5,000	17,000	15,000
Tax provision	$28,554	$43,788	$160,437	$185,033

In June 2006 the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, was issued. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on October 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on its consolidated financial statements. In addition, there are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. When applicable the Company is continuing the practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company did not recognize interest or penalties related to income taxes during the three and nine months ended June 30, 2008. The Company files U.S. federal, U.S. state and foreign tax returns, and is no longer subject to examinations for fiscal years prior to 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30 , 2007

Results of operations for the three months ended June 30, 2008 compared to June 30, 2007 are as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	6/30/08	6/30/07		$2008	2007	Variance
Net sales	$19,415,731	$23,540,149	$(4,124,418)	100.00%	100.00%	-
Cost of sales	15,568,094	18,932,180	(3,364,086)	80.18%	80.43%	-0.25%
Gross profit	3,847,637	4,607,969	(760,332)	19.82%	19.57%	0.25%
Gross profit %	19.82%	19.57%	0.25%
Selling, general and administrative expenses:
Sales and marketing	2,776,622	2,419,401	357,221	14.30%	10.28%	4.02%
Technical support	131,393	156,137	(24,744)	0.68%	0.66%	0.02%
General and administrative	994,339	861,782	132,557	5.12%	3.66%	1.46%
Stock compensation	95,241	78,924	16,317	0.49%	0.34%	0.15%
Total selling, general and administrative expenses	3,997,595	3,516,244	481,351	20.59%	14.94%	5.65%
Research and development expenses	922,752	830,989	91,763	4.75%	3.53%	1.22%
Research & development stock compensation	43,938	45,708	(1,770)	0.23%	0.19%	0.04%
Total expenses	4,964,285	4,392,941	571,344	25.57%	18.66%	6.91%
Net operating income (loss)	(1,116,648)	215,028	(1,331,676)	-5.75%	0.91%	-6.66%

Other income (expense) :
Interest income	11,816	10,250	1,566	0.06%	0.04%	0.02%
Foreign currency	15,823	(38)	15,861	0.08%	0.00%	0.08%
Total other income	27,639	10,212	17,427	0.14%	0.04%	0.10%
Income (loss) before taxes	(1,089,009)	225,240	(1,314,249)	-5.61%	0.95%	-6.56%
Taxes on income (loss)	28,554	43,788	(15,234)	0.15%	0.19%	-0.04%
Net income (loss)	$(1,117,563)	$181,452	$(1,299,015)	-5.76%	0.76%	-6.52%

Net sales for the three months ended June 30, 2008 decreased $4,124,418 compared to the three months ended June 30, 2007 as shown in the table below.

			Increase	Increase
	Three Months	Three Months	(decrease)	(decrease)	Percentage of sales by
	ended	ended	dollar	dollar	Geographic region
	06/30/08	06/30/07	variance	variance %	2008	2007
The Americas	8,112,299	15,626,282	(7,513,983)	-48%	42%	67%
Europe	10,561,243	7,253,426	3,307,817	46%	54%	30%
Asia	742,189	660,441	81,748	12%	4%	3%
Total	$19,415,731	$23,540,149	$(4,124,418)	-18%	100%	100%

Net sales to customers in The Americas were 42% and 67% of net sales for the three months ended June 30 31, 2008 and 2007, respectively. Net sales to customers in Europe were 54% and 30% of net sales for the three months ended June 30, 2008 and 2007, respectively. Net sales to customers in Asia were 4% and 3% of net sales for the three months ended June 30, 2008 and 2007, respectively. We experienced a decrease in unit sales of about 8% while the dynamics of new production and changes in sales mix lowered the average sales price by about 10%.

Several programs with personal computer manufacturers were discontinued in the quarter due to a shift in focus to lower cost PCs which do not include TV tuners. The termination of these programs resulted in lower sales to some of our largest customers. Also impacting sales in North America was the effects of a weakening economy and the liquidation of one of our retail customers in the U.S., CompUSA.

Gross profit

Gross profit decreased $760,332 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

The decrease in the gross profit are detailed below:

Increase (decrease)
Lower sales	$(1,109,015)
Higher gross profit on sales mix	432,136
Production and production related expenses	(83,453)
Total decrease in gross profit	$(760,332)

Gross profit percentage for the three months ended June 30, 2008 was 19.82 % compared to 19.57% for the three months ended June 30, 2007, resulting in a gross profit increase of 0.25%.

The increase in the gross profit percentage are detailed below:

Increase (decrease)
Higher gross profit on sales mix	2.24%
Production and production related expenses	(1.99)%
Net increase in gross profit percentage	0.25%

The increase in the gross profit percentage of 0.25% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily due to:

•	Larger sales percentage of higher gross profit margin products contributing to a 2.24% increase in the gross profit percentage

•	Lower sales which resulted in production labor, shipping labor and production overhead becoming a larger percentage of sales, contributing to a 1.99% reduction in the gross profit percentage.

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Three months ended June 30,
	Dollar Costs			Percentage of Sales
			Increase
	2008	2007	(decrease)	2008	2007	Increase
Sales and marketing	$2,776,622	$2,419,401	$357,221	14.30%	10.28%	4.02%
Technical support	131,393	156,137	(24,744)	0.68%	0.66%	0.02%
General and administrative	994,339	861,782	132,557	5.12%	3.66%	1.46%
Stock compensation	95,241	78,924	16,317	0.49%	0.34%	0.15%
Total	$3,997,595	$3,516,244	$481,351	20.59%	14.94%	5.65%

Selling, general and administrative expenses increased $481,351 from the prior year’s third quarter. The increase in the Euro against the U.S. Dollar of about 16% from the three months ended June 30, 2007 was responsible for an increase in expenses of $259,618. Actual increases in expenses were $221,733 and were mainly due to higher personnel related expenses , higher sales office expenses, higher rent and higher professional fees. The increase in stock compensation was due to the granting and vesting of stock options.

Research and development expenses

Research and development expenses increased $89,993. Increased compensation due to the hiring of additional engineers was mainly responsible for the increase.

Tax provision

Our tax provision for the three months ended June 30, 2008 and 2007 is as follows:

	Three months ended June 30,
	2008	2007

Federal income tax expense	$-	$20,000
Tax expense on international operations	28,554	18,788
State taxes	-	5,000
Tax provision	$28,554	$43,788

We recorded a net loss of $1,117,563, for the three months ended June 30, 2008, which resulted in basic and diluted net loss per share of $0.11 on weighted average basic and diluted shares of 10,018,152 compared to a net income of $181,452 for the three months ended June 30, 2007, which resulted in basic and diluted net income per share of $0.02 on weighted average basic and diluted shares of 9,968,686 and 10,447,780, respectively.

Options to purchase 1,767,744 and 171,377 shares of common stock, at prices ranging from $1.05 to $8.75 and $7.45 to of $8.75 were outstanding for the three months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

NINE MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO NINE MONTH PERIOD ENDED JUNE 30 , 2007

Results of operations for the nine months ended June 30, 2008 compared to June 30, 2007 are as follows:

	Nine	Nine
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	6/30/08	6/30/07		$2008	2007	Variance
Net sales	$73,975,884	$83,351,123	$(9,375,239)	100.00%	100.00%	-
Cost of sales	58,647,765	66,282,026	(7,634,261)	79.28%	79.52%	-0.24%
Gross profit	15,328,119	17,069,097	(1,740,978)	20.72%	20.48%	0.24%
Gross profit %	20.72%	20.48%	0.24%
Selling , general and administrative expenses:
Sales and marketing	8,699,273	7,555,426	1,143,847	11.76%	9.06%	2.70%
Technical support	434,160	439,112	(4,952)	0.59%	0.53%	0.06%
General and administrative	3,081,296	2,646,944	434,352	4.17%	3.18%	0.99%
Stock compensation	285,723	227,224	58,499	0.39%	0.27%	0.12%
Total selling, general and administrative expenses	12,500,452	10,868,706	1,631,746	16.91%	13.04%	3.87%
Research and development expenses	2,727,572	2,245,977	481,595	3.69%	2.69%	1.00%
Research & development stock compensation	131,814	133,992	(2,178)	0.17%	0.16%	0.01%
Total expenses	15,359,838	13,248,675	2,111,163	20.77%	15.89%	4.88%
Net operating income (loss)	(31,719)	3,820,422	(3,852,141)	-0.05%	4.59%	-4.64%

Other income (expense) :
Interest income	28,633	31,988	(3,355)	0.04%	0.04%	0.00%
Foreign currency	(16,130)	(6,256)	(9,874)	-0.02%	-0.01%	-0.01%
Total other income (expense)	12,503	25,732	(13,229)	0.02%	0.03%	-0.01%
Income before taxes on income	(19,216)	3,846,154	(3,865,370)	-0.03%	4.62%	-4.65%
Taxes provision	160,437	185,033	(24,596)	0.22%	0.22%	0.00%
Net income (loss)	$(179,653)	$3,661,121	$(3,840,774)	-0.25%	4.40%	-4.65%

Net sales for the nine months ended June 30, 2008 decreased $9,375,239 compared to the nine months ended June 30, 2007 as shown in the table below.

	Nine months	Nine months	Increase (decrease) dollar	Increase (decrease) dollar	Percentage of sales geographic region
	ended 6/30/08	ended 6/30/07	variance	variance %	2008	2007
The Americas	35,497,270	46,026,127	(10,528,857)	-23%	48%	55%
Europe	36,560,030	35,752,969	807,061	2%	49%	43%
Asia	1,918,584	1,572,027	346,557	22%	3%	2%
Total	$73,975,884	$83,351,123	$(9,375,239)	-11%	100%	100%

Net sales to customers in The Americas were 48% and 55% of net sales for the nine months ended June 30, 2008 and 2007, respectively. Net sales to customers in Europe were 49% and 43% of net sales for the nine months ended June 30, 2008 and 2007, respectively. Net sales to customers in Asia were 3% and 2% of net sales for the nine months ended June 30, 2008 and 2007, respectively. We experienced an increase in unit sales of about 3% while the dynamics of new production and changes in sales mix lowered the average sales price by about 13%.

Several programs with personal computer manufacturers were discontinued in the quarter due to a shift in focus to lower cost PCs which do not include TV tuners. The termination of these programs resulted in lower sales to some of our largest customers. Also impacting sales in North America was the effects of a weakening economy and the liquidation of one of our retail customers in the U.S., CompUSA.

Gross profit

Gross profit decreased $1,740,978 for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007.

The decrease in the gross profit are detailed below:

Increase (decrease)
Lower sales	$(2,594,979)
Higher gross profit on sales mix	1,306,652
Production and production related expenses	(452,651)
Total decrease in gross profit	$(1,740,978)

Gross profit percentage for the nine months ended June 30, 2008 was 20.72 % compared to 20.48% for the nine months ended June 30, 2007, resulting in a gross profit increase of 0.24%.

The increase in the gross profit percentage are detailed below:
Increase (decrease)
Higher gross profit on sales mix	1.76%
Production and production related expenses	(1.52)%
Net increase in gross profit percentage	0.24%

The increase in the gross profit percentage of 0.24% for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 was primarily due to:

•	Larger sales percentage of higher gross profit margin products contributing to a 1.76% increase in the gross profit percentage

•	Lower sales which resulted in production labor, shipping labor and production overhead becoming a larger percentage of sales, contributing to a 1.52% reduction in the gross profit percentage.

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Nine months ended June 30,
	Dollar Costs			Percentage of Sales
			Increase
	2008	2007	(decrease)	2008	2007	Increase
Sales and marketing	$8,699,273	$7,555,426	$1,143,847	11.76%	9.06%	2.70%
Technical support	434,160	439,112	(4,952)	0.59%	0.53%	0.06%
General and administrative	3,081,296	2,646,944	434,352	4.17%	3.18%	0.99%
Stock compensation	285,723	227,224	58,499	0.39%	0.27%	0.12%
Total	$12,500,452	$10,868,706	$1,631,746	16.91%	13.04%	3.87%

Selling, general and administrative expenses increased $1,631,746 from same period in the prior year. The increase in the Euro against the U.S. Dollar of about 14% from the nine months ended June 30, 2007 was responsible for an increase in expenses of $719,927. Actual increases in expenses were $911,819 and were mainly due to higher personnel related expenses, higher sales office expenses, higher rent, higher professional fees and higher bad debt expense. The increase in stock compensation was due to the granting and vesting of stock options.

Research and development expenses

Research and development expenses increased $479,417. Increased compensation due to the hiring of additional engineers coupled with a higher volume of product development programs were the forces driving the increase.

Tax provision

Our tax provision for the nine months ended June 30, 2008 and 2007 is as follows:

	Nine months ended June 30,
	2008	2007

Federal income tax expense	$-	$72,000
Tax expense on international operations	143,437	98,033
State taxes	17,000	15,000
Tax provision	$160,437	$185,033

We recorded a net loss of $179,653, for the nine months ended June 30, 2008, which resulted in a basic and diluted net loss per share of $0.02 on weighted average basic and diluted shares of 9,951,552, compared to a net income of $3,661,121 for the nine months ended June 30, 2007, which resulted in basic net income per share of $0.37 and diluted net income per share of $0.35, respectively, on weighted average basic and diluted shares of 9,843,568 and 10,401,461, respectively.

Options to purchase 1,767,744 and 124,701 shares of common stock, at prices ranging from $1.05 to $8.75 and $7.45 to $8.75 were outstanding for the nine months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature of our retail sales.

Liquidity and capital resources
Our cash, working capital and stockholders’ equity position as of June 30, 2008 and September 30, 2007 is set forth below:

	June 30, 2008	September 30, 2007

Cash	$12,227,016	$11,581,657
Working Capital	21,389,660	21,198,184
Stockholders’ Equity	23,166,217	22,941,081

We had cash and cash equivalents as of June 30, 2008 of $12,227,016, an increase of $645,359 from September 30, 2007.

The increase in cash was due to :

Sources of cash:
Net loss adjusted for non cash items	$1,338,120
Decrease in accounts receivables	10,966,426
Decrease in inventories	1,204,545
Proceeds from employee stock purchases	282,925
Less cash used for:
Decrease in accounts payable and accrued expenses	(12,056,697)
Increase in prepaid expenses and other current assets	(430,391)
Capital equipment purchases	(237,896)
Effect of exchange rates on cash	(380,841)
Purchase of treasury stock	(40,832)
Net cash increase	$645,359

Net cash of $1,022,003 provided by operating activities was primarily due to decreases in accounts receivable of $10,966,426 due to lower fiscal 2008 sales volume, decreases in inventory of $1,204,545 due to lower purchases of inventory pursuant to an inventory reduction plan and $1,338,120 provided from the net loss adjusted for non cash items. Offsetting these sources of cash was a decrease in accounts payable and accrued expenses of $12,056,697 and an increase of $430,391 in prepaid expense and other current assets.

Cash of $237,896 was used to purchase fixed assets. Proceeds from stock purchased by employees through the exercise of options and through purchases under the employee stock purchase plan provided additional cash of $282,925. The purchase of treasury stock used cash of $40,832 and the effect of changes in foreign exchange rates used cash of $ 380,841.

We believe that our cash and cash equivalents as of June 30, 2008 and our $5,000,000 bank line of credit will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

The Company did not have any amounts outstanding against the line of credit as of June 30, 2008.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of June 30, 2008:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,763,089	$609,094,	$1,083,344	$70,651

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

Item 4T. Controls and procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during our quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarized repurchases of our common stock under our stock repurchase program:
				Maximum
			Total Number	Number
	Total	Average	of Shares	of Shares
	Number	Price	Purchased as	that May Yet
	of Shares	Paid per	Part of Publicly	Be Purchased
Period	Purchased	Share	Announced Plan	Under the Plan
Purchases as of September 30, 2007	749,579	3.15	749,579	450,421
October 1 to June 30, 2008	10,000	4.08	10,000	440,421
Purchases as of June 30, 2008	759,579	3.17	759,579

Item 6. Exhibits

10.1	Agreement, dated April 10, 2008, between Hauppauge Digital Inc. and Kenneth Plotkin. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Denotes document filed as an exhibit to our current report on Form 8-K for an event dated April 10, 2008 and incorporated herein by reference.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUPPAUGE DIGITAL INC.
Registrant

Date: August 14, 2008	By	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the Board,
President (Principal Executive Officer)

Date: August 14, 2008	By	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer, (Principal Accounting officer) and Secretary