Form 10-K
period 2008-09-30
HAUPPAUGE DIGITAL INC
filed 2009-01-13
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”  and “small reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

☐  Large Accelerated Filer ☐  Accelerated  Filer  ☐ Non-Accelerated Filer  ☒ Smaller reporting company

(Do not check box if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange act).

☐ Yes	☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2008 was approximately $26,508,750 based upon the last price reported on such date on the NASDAQ Global Market.  Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the registrant.

As of  December 10, 2008, the number of shares of Common Stock, $0.01 par value, outstanding was 10,035,660.

  DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held during 2009.

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

ITEM 1.  BUSINESS

OVERVIEW

We are a developer of analog and digital TV tuner and other products for the personal computer market. Through our Hauppauge Computer Works, Inc. and Hauppauge Digital Europe Sarl subsidiaries, we design, develop, manufacture  and market analog, digital and other types of TV tuners and other devices that allow PC users to watch television on a PC screen in a resizable window. Most of our products also  enable the recording of TV shows to a PC’s hard disk, digital video editing, video conferencing, receiving of digital TV data transmissions, and the display of digital media stored on a computer to a TV set via a home network.  We were incorporated in Delaware in August 1994 and are headquartered in Hauppauge, New York. We have administrative offices in Luxembourg, Ireland and Singapore and have sales offices in Germany, London, Paris, The Netherlands, Sweden, Italy, Spain, Singapore, Taiwan and California.

RECENT DEVELOPMENTS

Effective December 24, 2008, pursuant to an Asset Purchase Agreement, dated as of October 25, 2008, as amended by that certain Amendment No. 1 to the Asset Purchase Agreement (the “Amendment”) (together with the Amendment, the “Asset Purchase Agreement”), PCTV Systems, Sarl, a Luxembourg company (“Buyer”) and a wholly-owned subsidiary of ours, acquired certain assets and properties (the “Acquired Assets”) of Avid Technology, Inc. (“Avid”), a Delaware corporation, Pinnacle Systems, Inc., a California corporation (“Pinnacle”), Avid Technology GmbH, a limited liability company organized under the laws of Germany, Avid Development GmbH, a limited liability company organized under the laws of Germany, and Avid Technology International BV (collectively, the “Sellers”).  The purchase price consisted of $2,500,000 payable in cash; $2,500,000 payable pursuant to Promissory Note, dated December 24, 2008, made payable by the Buyer to Avid (the “Note”) and the assumption of certain liabilities.  In connection with the transaction, the Buyer or one or more of its affiliates are employing certain employees and occupying certain facilities located in Braunschweig, Germany.  Pursuant to the terms of the Asset Purchase Agreement, it is contemplated that we and the Buyer  will also receive certain audited historical financial statements of the Sellers.  The Acquired Assets are used by the Sellers in the business of, among other things, the development, manufacture and sale of personal devices containing a television tuner for receiving over-the-air, satellite and/or cable television signals that are used in conjunction with personal computers for personal television viewing.

The principal amount due pursuant to the Note is payable in 12 equal monthly installments of $208,333.33, with the first such payment due and payable on January 24, 2009.   Interest on the outstanding principal amount of the Note is payable at a rate equal to (i) from December 24, 2008 until the Maturity Date (as defined in the Note), five percent (5%), (ii) from and after the Maturity Date, or during the continuance of an Event of Default (as defined in the Note), at seven percent (7%).  Pursuant to the terms of the Note, the Buyer and its affiliates are prohibited from (i) declaring or paying any cash dividend, or making a distribution on, repurchasing, or redeeming, any class of stock or other equity or ownership interest in the Buyer or its affiliates, (ii) selling, leasing, transferring or otherwise disposing of any assets or property of the Buyer or any of its affiliates, or attempting to or contracting to do so, other than (a) the sale of inventory in the ordinary course of business and consistent with past practice, (b) the granting of non-exclusive licenses of intellectual property in the ordinary course of business and consistent with past practice and (c) the sale, lease, transfer or disposition of any assets or property (other than the Acquired Assets) with a value not to exceed $500,000 in the aggregate, or (iii) dissolving or liquidating, or merging or consolidating with any other entity, or acquiring all or substantially all of the stock or assets of any other entity.

In connection with the transactions contemplated by the Asset Purchase Agreement, the Buyer, Hauppauge Digital Europe Sarl (“HDES”), and Hauppauge Computer Works, Inc. (“HCW”), each a wholly-owned subsidiary of ours (collectively, the “Subsidiaries”) and the Sellers entered into a Transition Services Agreement, dated December 24, 2008 (the “TSA”), pursuant to which, among other things, the parties agreed to provide each other with certain services relating to infrastructure and systems, order processing and related matters and systems transition and related matters (the “Services”), as set forth in detail in the TSA.  The fees for such Services are set forth in the TSA.  The term of the TSA shall be until the earlier to occur of (i) 18 months following the Closing or (ii) termination of the last of the Services to be provided pursuant to the TSA.  The TSA may be terminated by the Subsidiaries at any time upon thirty (30) days prior written notice to the Sellers and may be terminated with respect to any particular Service to be provided pursuant to the TSA upon ten (10) days prior written notice to Seller.

Further, Avid, Avid Technology International BV (collectively, the “Consignor”), and HCW and HDES (collectively, the “Consignee”) entered into an Inventory and Product Return Agreement, dated December 24, 2008 (the “Inventory Agreement”).  Pursuant to the terms of the Inventory Agreement, the Consignor is obligated to deliver the Consigned Inventory (as defined in the Inventory Agreement) to the Consignee and the Consignee is obligated to, as applicable, fill orders from products held as Consigned Inventory before filling any such orders with products or inventory other than the Consigned Inventory.  Upon the sale of Consigned Inventory by the Consignee, the Consignee has agreed to pay the Consignor for such Consigned Inventory as follows: (i) if Consignee sells Consigned Inventory for a price equal to or greater than Consignor’s Cost (as defined in the Inventory Agreement) for such Consigned Inventory, then Consignee has agreed to pay Consignor an amount equal to one hundred percent (100%) of the Consignor Cost for such Consigned Inventory; or (ii) if Consignee sells Consigned Inventory for a price less than the Consignor Cost for such Consigned Inventory, then Consignee has agreed to pay Consignor an amount equal to eighty percent (80%) of the sales price for such Consigned Inventory.  The term of the Inventory Agreement expires 18 months from the date of execution.

In connection with the transactions contemplated by the Asset Purchase Agreement, Avid, Pinnacle and the Buyer also entered into an Intellectual Property License Agreement, dated December 24, 2008 (the “IP Agreement”).  Pursuant to the terms of the IP Agreement, Avid and Pinnacle have granted the Buyer certain irrevocable, personal, non-exclusive, worldwide, fully paid, royalty-free and non-transferable licenses to certain copyrights and other intellectual property rights owned by Avid, Pinnacle and their respective subsidiaries, subject to certain termination provisions as set forth in the IP Agreement.

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

Our engineering group works on updating our current products to add new and innovative features that the marketplace seeks, while remaining vigilant in keeping our manufacturing costs low and trying to ensure that our products are compatible with new operating systems. This work is done in addition to our research and development efforts in designing, planning and building new products. During fiscal 2008 our engineering department introduced the  HD PVR  High-Definition video recorder for use in the North American  and European markets, the  WinTV-HVR-1950 and  WinTV-HVR-2250  for the North American market and the WinTV-HVR-2200 MC, WinTV-HVR-900H and WinTV-NOVA-TD  for the European market.   During fiscal 2007 our engineering department introduced seven new products, the WinTV-HVR-1250, WinTV-HVR1500, WinTV-HVR-1600 and WinTV-HVR1800 for the North American market, and the WinTV-HVR-1200, WinTV-HVR-1400 and WinTV-HVR-1750 for the European market.   All of these products are designed to run under the Microsoft Vista operating system in addition to Windows XP.  The products for North America are designed to support the NTSC analog cable TV standard plus over-the-air ATSC high definition TV and clear QAM digital cable TV.

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

Our domestic and international sales and marketing team cultivates a variety of distribution channels comprised of computer and electronic retailers, computer products distributors and PC manufacturers.  Electronic retailers include retail stores, web stores and third-party catalogs, both print and on-line, among others.  We work closely with our retailers to enhance sales through joint advertising campaigns and promotions. We believe that developing our international presence contributes to our strategic position, allowing us to benefit from investments in product development, and more firmly establishing our Hauppauge®, WinTV® and MediaMVP™ brand names in the international marketplace. We currently have nine sales offices in countries outside of the U.S. and a sales and R&D facility in Taiwan to service the growing Asian market.

We seek to maintain and improve our profit margins by, among other things, outsourcing our production to contract manufacturers suited to accommodate the type and volume of our needs. We also leverage international supplier relationships to assist us in receiving competitive prices for the component parts we buy. We believe this two-tiered approach allows us to be the lowest cost / highest quality producer in our marketplace. This approach enables us to focus our human and financial resources on developing, marketing and distributing our products.    Successfully engineering products to have low production costs and commonality of parts along with the use of single platforms for multiple models are additional  important ways that we believe our design and build strategy contributes to our financial performance.

PRODUCTS

 Our products fall under three product categories:

•	Analog TV tuners
•	Digital TV tuners, and combination analog plus digital TV tuner products
•	Other non TV tuner products

See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements comprising part of this Annual Report on Form 10-K for additional information relating to our operating segments.

Analog TV Tuners

Our analog TV tuner products enable, among other things, a PC user to watch analog cable TV in a resizable window on a PC.  Although we continue selling analog TV tuners in regions outside of the United States, we have stopped developing  pure analog  TV tuners,  concentrating our engineering resources on digital TV tuners and combination analog and digital TV tuners, which is detailed in the section entitled “Digital TV Tuners".

Our WinTV analog TV tuner products include cable-ready TV tuners with automatic channel scan and a video digitizer which allows the user to capture still and motion video images.  Some of our analog TV tuner products allow the user to listen to FM radio, video-conference over the internet (with the addition of a camera or camcorder), and control these functions with a handheld remote control. In Europe, our WinTV® analog TV tuner products can be used to receive teletext data broadcasts, which allow the reception of digital data that is transmitted along with the “live” TV signal.

Some WinTV analog TV tuner products are available as external devices which connect to the PC through the USB port.  The USB models are encased in an attractive case making USB models freely portable from PC to PC and from one desktop, laptop or notebook computer to another.

Our WinTV-PVR TV recording products include all of the basic features of our analog TV tuner products, such as TV on the PC screen, channel changing and volume adjustment. They also add the ability to record TV shows to disk using a built-in high quality hardware MPEG 2 encoder. This technology allows a typical desktop computer system to record up to hundreds of hours of video to disk, limited only by the size of the disk (or storage medium). In addition, the WinTV-PVR user can pause a live TV show, and then resume watching the TV show at a later time. The maximum amount of recording time and the maximum amount of paused TV is dependent upon the hard disk space available on the PC.

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

Digital TV and Combination Analog plus Digital TV Tuner Products

Our digital TV tuner products enable, among other things, a PC user to watch digital television in a resizable window on a PC or laptop screen.  There are many different digital TV standards throughout the world, and we develop products to receive on a PC many of these digital TV broadcasts. Examples of digital TV broadcasts we can receive on our TV tuner products include: over-the-air high definition ATSC, clear QAM digital cable, DVB-T, DVB-S, DVB-S2 and DVB-C. To support these digital TV broadcasts, we are experiencing an on-going transition from analog TV tuners to either digital only or combination analog plus digital TV tuners. In fiscal 2007 we discontinued development of pure analog TV tuners, thereby concentrating our resources on digital TV Tuner products.

Our WinTV-NOVA products are European and Asian digital only TV tuners for PCs.  They support the various forms of digital TV and come in either an internal or external form factor.

Our  WinTV-NOVA-T is a  DVB-T digital terrestrial  tuner for our  European markets  which allows for the viewing of digital terrestrial TV and listening to digital radio on a PC. The product also allows recording of  digital TV and radio to a hard drive.  This product is available as either a PCI card or an external USB device.

Our WinTV-NOVA-T-500 is a dual tuner DVB-T tuner for our European markets which uses “Diverstiry Technology” and allows for the viewing of digital  terrestrial program while recording another program. The product  also allows recording of two digital TV programs simultaneously or watching one channel while recording another.

Our WinTV-NOVA-T-USB2 is an external high performance DVB-T digital TV tuner, with dual tuners for both recording of two digital TV programs simultaneously or watching one channel while recording another.

Our WinTV-NOVA-T stick is a pocket sized external DVB-T tuner for our European markets  which allows  for the viewing of digital terrestrial TV and the listening of digital  radio on a PC or laptop. The product also allows recording of  digital TV and radio  to a hard drive. The product’s pocket size and UPC plug in capability is good for use in laptops while traveling.

Our WinTV-NOVA-TD stick, introduced during fiscal 2008, is a pocket sized  external DVB-T tuner for our European markets  employs “Diversity Technology” with the use of two antennas  to maximize the reception  for the  viewing of digital terrestrial TV on a PC or laptop. The product also  allows recording of  digital TV to a hard drive in high quality MPEG-2 format. The product’s pocket size and UPC plug in capability is good for use in laptops while traveling.

Our WinTV-HVR products are combinations of both digital TV and analog TV tuners in one board or USB ‘box’.

Our WinTV-HVR-900-Stick is a pocket sized  external tuner for our European markets  which allows  for the viewing of digital terrestrial and analog terrestrial  TV  on a PC or laptop. Allows the  recording of digital and analog programs  to a hard drive in high quality MPEG-2 format.  The product’s pocket size and UPC plug in capability is good for use in laptops while traveling.

Our WinTV-HVR-950-Stick is a pocket sized  external tuner for our North American  markets  which allows  for the viewing of  ATSC high definition  TV and NTSC cable  TV  on a PC or laptop. The product also allows  recording of digital and analog programs  to a hard drive in high quality MPEG-2 format.  The product’s pocket size and UPC plug in capability is good for use in laptops while traveling.

Our WinTV-HVR-1100 and WinTV-HVR-1300 are  PCI based  tuners for our European markets  which allow  for the viewing of digital terrestrial and analog terrestrial  TV  on a PC  in addition to the ability to listen to FM radio and DVB-T radio. These products also allow the recording of  digital and analog programs to a hard drive in high quality MPEG-2 format.  The WinTV-HVR-1300 is a higher performance of the two models, in that it includes a hardware MPEG-2 encoder for recording analog TV directly to a PC’s hard disk.

Our WinTV-HVR-1400, introduced during fiscal 2007,  is a dual tuner ExpressCard/54 for our European markets  which allow for  the viewing of  digital and analog TV on a laptop.  This product also allows the recording of  digital programs to a hard drive in high quality MPEG-2 format and the recording of analog programs using   a Soft PVR!MPEG-2 encoder.

Our WinTV-HVR-1600, introduced during fiscal 2007,  is  dual tuner   PCI   tuner for our  North American  market  which allow  for the viewing of  ATSC high definition  TV and NTSC cable  TV  on a PC. The HVR-1600 allows the recording of all ATSC formats, including the 1080i format.  This product also allows the recording of  digital and analog programs to a hard drive in high quality MPEG-2 format.  The WinTV-HVR-1600 also supports viewing and recording clear QAM channels and  includes a remote control and IR blaster which  changes the channels on your satellite or cable TV set top box.

Our WinTV-HVR-1800, introduced during fiscal 2007,  is a dual tuner  single slot PCI  express  tuner for our  North American  markets   which allow  for the viewing of  ATSC high definition  TV, QAM TV and  NTSC cable  TV  on a PC. These products also allow the recording of  digital and analog programs to a hard drive in high quality MPEG-2 format.  The WinTV-HVR-1800 allows viewing and recording of all ATSC  formats, including the 1080i format.

Our WinTV-HVR-3000 is a  tri-mode TV tuner  PCI based  tuner for our European markets  which allows  for the viewing of digital terrestrial(DVB-T), satellite (DVB-S) and analog cable  TV  on a PC  in addition to the ability to listen to FM radio and DVB-T radio. The product also  allows the recording of  digital, satellite and  analog programs to a hard drive.

Our WinTV-HVR-4000 is a  quad-mode TV tuner  PCI based  tuner for our European markets  which allows  for the viewing of digital terrestrial (DVB-T), satellite (DVB-S), high definition digital satellite (DVB-S2) and analog cable  TV  on a PC  in addition to the ability to listen to FM radio and DVB-T radio. The product also  allows the recording of  digital, satellite and  analog programs to a hard drive, in addition to having the ability to listen to FM, digital DVB or DVB-S satellite  radio.

Our  WinTV-NOVA-S  is a low cost DVB-S tuner for our European  markets which allows for the viewing of satellite based digital programming on a PC.  The product also allows for recording and playback of digital TV, using the high quality MPEG 2 format,  and for listening to digital radio.

Our HD PVR is a High-Definition video recorder for making real-time compressed recordings at resolutions up to 1080i.  The HD-PVR records component video from cable TV and satellite set top boxes. With a built-in IR blaster the HD-PVR can automatically change TV channels for scheduled recordings. Audio is recorded using AAC or Dolby Digital.  The HD-PVR recording format  can be used to burn Blu-ray DVD disks. The HD PVRs  recording quality allows personal archival of  high definition TV programs from any component video HD set top box.  The HD PVR also has standard definition composite and S-Video inputs which allows you to record your old home video tapes into an AVCHD format for creating Blu-ray DVD recordings.

Our WinTV-HVR-1950  is a high performance external TV tuner for your PC or laptop. The WinTV-HVR-1950  allows you to  watch, pause and record analog cable TV,  clear QAM digital cable TV, or ATSC over-the-air digital TV  at up to 1080i resolution.  The product comes with a remote control and IR blaster. The product  contains a built-in hardware MPEG-2 encoder for use when recording analog video.

Our  WinTV-HVR-2250 is a dual  tuner PCI-express card.  With dual built in tuners you can  either watch one channel while recording another or you can record two channels at once.  The HVR-2250 allows you to record analog cable TV shows to your PC's hard disk with our built-in high quality MPEG-2 hardware encoder. You can also record high definition digital ATSC and clear QAM digital cable TV to disk.

Our WinTV-HVR-2200 MC is a compact, low profile, dual tuner, PCI-Express card that fits in all the latest Microsoft Vista Home Premium and Ultimate PCs with a PCI-Express 1x slot. The WinTV-HVR-2200 MC comes with both full height and half height brackets to accommodate the requirements of normal PC’s or an extra slim PC.  The  WinTV-HVR-2200 MC allows you to watch Freeview digital TV (DVB-T) or analog TV on your PC screen while recording a different channel on the second tuner,  pause analog or digital TV with instant replay, skip, fast forward and rewind,  record digital TV programs in original MPEG-2 quality and record analog  TV to disk in high quality MPEG-2 quality with the hardware MPEG-2 encoder.

Other Non TV Tuner Products

 (i)Media MVP™

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

(ii)Video Capture Products

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

(iii)Software Recording Products

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

(iv)WinTV-CI Common Interface Module

Our  WinTV-CI common interface module when coupled with a WinTV  card, CAM and SmartCard subscription allows the user to watch popular  pay TV channels, such as movies and sporting events  on a user’s WinTV application.

(v) Xfones Wireless Headphones for PC’s and Macs:

Our Xfones  wireless headphones allow  users to  listen to the audio produced by their  PC or Mac through a wireless over the ear headphone. The Xfone has the ability to broadcast to more than one headphone allowing  multiple users to listen to the audio from their PC or Mac.

(vi)  PCTV products

Our PCTV products  allow Windows or Macintosh users to view television programming on their computers. Our PCTV line  consists of a family of USB sticks  with a small and convenient form factor well-suited for use with laptops and PCI-based cards more appropriate for desktop users, in addition to PCI cards for  use in desktop computers.. PCTV products are slated to be positioned as our  high end product offering. We believe that the positioning  of the PCTV product line will be complimentary to our existing WinTV line and will broaden our product offerings.

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

The fourth generation analog TV tuners are the WinTV®-PVR models which were first developed during fiscal 2000 and introduced to the market in early fiscal 2001. The WinTV®-PVRs include both internal PCI and external USB TV tuners which are designed to add the ability to record TV shows to a PC’s hard disk. The core technology in the WinTV®-PVR products is a hardware MPEG encoder, which compresses analog video from a TV tuner or external video source into an MPEG format in real time. MPEG is the compression format used on DVDs and for the transmission of digital TV.  This MPEG encoder is a purchased chip, to which we add our driver and application software to create the recording and program pause functions. Our WinTV®2000 application was enhanced to add the functions needed to record, pause and play back TV on a PC screen.

 Digital TV Technology

Our WinTV®-D board, developed during the 1999 fiscal year and delivered to the market in the beginning of fiscal 2000, was the first ATSC digital TV tuner for the North American market which allowed PCs to receive, display and record over-the-air digital TV signals, in addition to watching conventional analog TV. ATSC digital television is the digital TV standard for North America which is replacing analog television in the United States and Canada.  In the U.S., by February 2009, all analog television transmissions will cease and afterward only digital TV transmissions will be broadcast over-the-air.  Since our first ATSC digital TV tuner delivered in 2000, we have introduced about 8 new digital TV tuners for use in North America.

In fiscal 1999, we also introduced the WinTV®-DVB board for the European market. This board brings European digital TV to PCs, and is based on the Digital Video Broadcast standard.  Both the WinTV®-D and the WinTV®-DVB have the ability to receive special data broadcasts which some broadcasters may send along with the digital TV signal, in addition to displaying digital TV in a resizable window. Data broadcasts on digital TV are transmitted at several million bits per second. Our proprietary software can decode and display some of these special data broadcasts. We may  work on standardized reception and display software, if such broadcasts become standardized.

The software to control the digital TV reception is based on our WinTV®-2000 software, which was developed during fiscal 1999 and has had a major update in 2006.  Over the three  fiscal years ended September 30, 2008,  we have further developed the digital TV reception capabilities of our digital family of products and as of September 30, 2008  we  have 15 products for DVB-T terrestrial, DVB-S and DVB-S2 satellite, ATSC and clear QAM digital TV reception.

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

As of  December 24, 2008, we had three research and development  operations: one based in our Hauppauge, New York headquarters, one based  in Taiwan, ROC and one in Braunschweig,  Germany.  The New York and Taiwan R&D operations are aimed at extending the range and features of our  digital/analog  products, developing additional externally attached TV products, additional high-definition digital TV products and  portable digital players. The Braunschweig, Germany PCTV research and engineering facility will be responsible for the updating and enhancement of the current PCTV line in addition to developing PCTV products.

The technology underlying our products and certain other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. See, “Item 1A — Risk Factors”.

We maintain an ongoing research and development program. Our future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We continue to invest in  research and development. We spent approximately $3,884,000, $3,480,000 and $3,165,000 for research and development  expenses for the years ended September 30, 2008, 2007 and 2006, respectively.  There can be no assurance that our future research and development will be successful or that we will be able to foresee, and respond to, advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.   See “Item 1A- Risk Factors.”

PRODUCTION AND SUPPLIERS

We design the hardware for most models of the WinTV, and MediaMVP  products, and also write the operating software to be used in conjunction with many versions of the popular Microsoft Windows and Apple Macintosh operating systems, including Windows Vista. During fiscal 2008, we subcontracted  the manufacturing and assembly of most of these products to four independent third parties at facilities in various Asian countries. We monitor and test the quality of the completed products at any one of our facilities in the U.S. (Hauppauge, New York), Singapore, and Ireland before packaging the products and shipping them to our customers. We also buy  finished products, such as the WinTV-Nova-T digital stick,  some models of WinTV-HVR hybrid stick, WinTV-CI module and XFones from other companies, add Hauppauge software  and sell under our name or on a private label basis.

In order to maintain continuity in production during the integration period of our PCTV product line, we  intend  to retain the services of   two  contract  manufacturers who  manufactured and assembled  PCVT products for Avid Technology, Inc.   These two contract manufacturers are located in Asia.  We and Avid Technology, Inc. also  entered into an Inventory and Product Return Agreement. “See Item 1. Business Recent Developments”.

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

During fiscal 2008, 2007 and  2006, other than for purchased pre-assembled products, all WinTV and MediaMVP manufacturing was performed by four unrelated contract manufacturers in Asia, which produce products for our domestic, Asian  and European markets. Product design specifications are provided by our engineering team to ensure proper assembly. Contract manufacturing is primarily done on a consignment basis, in which we provide all the significant component parts and we pay for assembly charges and for certain additional parts for each board produced. Some products are purchased on a turnkey basis, in which all components and labor are provided by the manufacturer, and the manufacturing price includes parts and assembly costs. We monitor the quality of the finished product produced by our contract manufacturers. As of September 30, 2008, we had four qualified contract manufacturers located in Malaysia, Indonesia and China, who are capable of producing our products to our standards.  If demand were to increase dramatically, we believe additional production could be absorbed by these qualified contract manufacturers. For fiscal 2008, 2007 and  2006, we did not engage any contract manufacturers in Europe.

Manufacturing for the PCTV division is currently done by two turn key manufacturers located in China.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We maintain customer service and technical support departments in our Hauppauge, New York headquarters, as well as in the U.K., Germany, France, Italy, Scandinavia, Taiwan and in Singapore. Technical support is provided to help with installation problems or pre-sale and post-sale questions on our products, while customer service provides repair service in accordance with our warranty policy free of charge for product that is within the warranty period.

The PCTV division provides customer service through two third party service providers.

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

Sales Channels for Our Products

We primarily sell through a sales channel  which consist of  retailers, PC manufacturers and distributors. We have no exclusive distributors and  retailers. For fiscal 2008, we had one customer, Hon Hai Precision Industry Co. LTD, that accounted for approximately 16% of our sales.  For fiscal  2007, we had two customers, Hon Hai Precision Industry Co. LTD and Asustek Computer Inc., which accounted for approximately  24%  and 14%, respectively, of our sales.  For fiscal  2006, we had no single customer which accounted for more than 10% of our net sales.

We intend to offer the  PCTV products as our high end line and intend to sell through similar  retail and distribution channels as our Win TV products.

Marketing and Sales

We market our products both domestically and internationally through our sales offices in the U.S. (New York and California), Germany, the United Kingdom, France, Taiwan and Singapore, plus through independent sales representative offices in the Netherlands, Spain, Scandinavia, Poland and Italy. For the fiscal years ended September 30, 2008, 2007 and 2006, approximately 48%, 56% and 46% of our net sales were made within the  U.S., respectively, while approximately 52%, 44% and 54% were made outside the United States, respectively.

More information on our geographic segments can be obtained from “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and  the notes to the “Consolidated Financial Statements” which comprise part of this Annual Report on Form 10-K.

From time to time, we advertise our products in a number of consumer computer magazines. We also participate in retailers’ market promotion programs, such as store circulars and promotions and retail store displays.  These in-store promotional programs, magazine advertisements, plus a public relations program aimed at editors of key PC computer magazines and an active website on the internet, are the principal means of getting our product introduced to end users. Our sales in computer retail stores are closely related to the effectiveness of these programs, along with the technical capabilities of the products. We also list our products in catalogs of various mail order companies and attend trade shows.

We intend to absorb the marketing and sales of our PCTV line into our existing sales and marketing structure. It is anticipated that our existing sales personnel will handle the generating of sales orders and the PCTV line will follow marketing and advertising programs that are similar to our WinTV programs.

We currently have fifteen sales people located in Europe, three sales people in the Far East and two sales people in the U.S. located in New York and California. In addition to our sales people  we also utilize the services of 7 manufacturer representatives in the United States and 10 manufacturer representatives in  Europe.

See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to a discussion on the impact seasonality has on our sales.

FOREIGN CURRENCY FLUCTUATIONS

For each of the fiscal years ended September 30, 2008, 2007 and 2006 at least 40% of  our sales were generated by our European subsidiary and were invoiced  and collected  in local currency, which is primarily the Euro. On the supply side, since we  predominantly deal with North American and Asian suppliers and contract manufacturers,  approximately  90% of the our inventory required to support  our European sales is purchased and paid in U.S. Dollars.

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

COMPETITION

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions.  We compete against companies such as ATI Technologies Inc., a division of AMD Corp., and a number of Asian and European companies. .  Our MediaMVP™ product competes in the consumer electronics market, where competition comes from Sony Corp., Toshiba Corporation, Cisco Systems Inc. and others.

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

Though management believes that the delivery of TV via the internet will become more popular in the future, we believe that TV delivered via cable, broadcast or satellite will continue to dominate the way consumers watch live television. Since our products connect directly to cable, broadcast and satellite tuners, we view our products as the preferred way to watch and record TV on the PC.

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

See “Item  1A-Risk Factors” and  “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

EMPLOYEES

As of September 30, 2008, we employed 158 people domestically and internationally, including our executive officers, all of which are employed on a  full-time basis, and  none of which are represented by a union.
With the acquisition of the PCTV product line we  added 25 employees, primarily consisting of engineers and product support personnel, in Braunschweig, Germany.

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

Corporate Organization Chart

Hauppauge Digital Inc. was incorporated in Delaware and  is the parent holding company.  Our subsidiaries function as follows:

Hauppauge Computer Works, Inc., incorporated in New York,  is our United States operating company.   It has locations in Hauppauge, New York and Danville, California. The Hauppauge, New York location functions as our company headquarters and houses the executive offices and is responsible for some or all of the following functions:

•	Sales
•	Technical Support
•	Research and development
•	Warehousing and shipping
•	Finance and Administrative
•	Inventory planning and forecasting

Hauppauge Digital Europe Sarl ,  incorporated in Luxembourg, is  our European subsidiary.  It has the following wholly-owned subsidiaries:

•	Hauppauge Digital Asia Pte Ltd (incorporated in Singapore)
•	Hauppauge Computer Works, GmbH (incorporated in Germany)
•	Hauppauge Computed Works Limited (incorporated in the United Kingdom)
•	Hauppauge Computer Works (incorporated in France)

The subsidiaries above function as sales and commission agents, and are primarily responsible for some or all of the following functions:

•	Directing and overseeing European sales, marketing and promotional efforts
•	Procuring sales and servicing customers
•	Sales administration
•	Technical support
•	Product and material procurement support
•	Contract manufacturer and production support

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

PCTV Systems  Sarl  (Luxembourg) is a wholly owned subsidiary of Hauppauge Digital Inc.  The company  was created to be the holding company of  certain assets and properties  acquired from of Avid Technology, Inc.,  Pinnacle Systems, Inc.,  Avid Technology GmbH,  Avid Development GmbH and Avid Technology International BV.   PCTV Systems GMBH is a division of PCTV Systems   Luxembourg.  Located in Germany, PCTV Systems GMBH  is responsible for PCTV  research and development.

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

Our:
•	dependence on sales of TV and video products for the PC
•	lack of market diversification
•	concentration on the North American and European market for the majority of our sales
•	potential inability to remain ahead of the development of competing technologies

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

Also, with a distribution channel standing between us and the actual end user, we may not be able to accurately gauge current demand and anticipate future demand for our products.  For example, dealers and manufacturers may place large initial orders for a new product just to keep their stores and products stocked with the newest TV tuners and not because there is a significant demand for them.

We operate in a highly competitive market, and many of our competitors have much greater resources, which may make it difficult for us to remain competitive.

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions.  We compete against companies such as ATI Technologies Inc., a division of AMD Corp..   Our MediaMVP™ product competes in the consumer electronics market, where competition comes from Sony Corp., Toshiba Corporation, Cisco Systems Inc. and others.

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

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business, operating results and financial condition.  We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products.  We expended approximately $3,884,000, $3,480,000and $$3,165,000 for research and development expenses for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.

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

Our future performance will likely be dependent, in large part, on our ability to continue to compete successfully in the European markets, where a large portion of our current and potential customers are located. Our ability to compete in these markets will depend on many factors, including:

•	the economic conditions in these regions
•	the value of the euro versus the U.S. dollar

•	the stability of the political environment in these regions
•	adverse changes in the relationships between major countries in these regions
•	the state of trade relations among these regions and the United States
•	restrictions on trade in these regions
•	the imposition or changing of tariffs by the countries in these regions on products of the type that we sell
•	changes in the regulatory environment in these regions
•	export restrictions and export license requirements
•	restrictions on the export of critical technology
•	our ability to develop PC TV products that meet the varied technical requirements of customers in each of these regions
•	our ability to maintain satisfactory relationships with our foreign customers and distributors
•	changes in freight rates
•	our ability to enforce agreements and other rights in the countries in these regions
•	difficulties in staffing and managing international operations
•	difficulties assessing new and existing international markets and credit risks
•	potential insolvency of international customers and difficulty in collecting accounts

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

The majority of our products are built at contract manufacturing facilities in Asia. Our ability to successfully build products at overseas locations will depend on several factors, including:

•	the economic conditions in these regions
•	the acceptance of the U.S. dollar as the currency to purchase manufactured products
•	the stability of the political environment in these regions
•	adverse changes in the relationships between major countries in these regions
•	the state of trade relations among these regions and the United States
•	restrictions on trade in these regions
•	the imposition or changing of tariffs by the countries in these regions on products of the type that we sell
•	changes in the regulatory environment in these regions
•	import restrictions and import license requirements
•	our ability to maintain satisfactory relationships with our foreign manufacturers
•	changes in freight rates
•	difficulties in staffing and managing international operations
•	potential insolvency of vendors and difficulty in obtaining materials

If we are unable to address any of these factors, it could have a material adverse effect on our business, operating results and financial condition.

Foreign currency exchange fluctuations could adversely affect our results.

For the three fiscal years ended September 30, 2008, 2007 and 2006 at least 40 % of our sales were generated by our European subsidiary and were invoiced  and collected  in local currency, which was primarily the Euro. On the supply side since we  predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 90% of our inventory required to support  our European sales are purchased and paid in U.S. Dollars.

The combination of sales billed in Euros supported by inventory purchased in U.S. Dollars results in an absence of a natural local currency hedge. Consequently, our financial results are subject to market risks resulting from the fluctuations in the Euro  to  U.S. Dollar exchange rates.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” with reference to the impact of foreign currency exchange fluctuations.

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

Our cost reduction and operational efficiency programs may not achieve the intended results

Changing  economic and business conditions  may dictate that we  undertake  a plan of cost and operational efficiency reductions.  We cannot be certain that these  programs will achieve their  intended results. Additionally, these programs may be misplaced or insufficient for purposes of positioning us for future growth, in which case our long-term competitive position may suffer.  Failure of these programs, if any, could have a material adverse effect on our business, operating results and financial condition.

We are dependent upon contract manufacturers for our production.  If these manufacturers do not meet our requirements, either in volume or quality, then we could be materially harmed.

During fiscal 2008, we subcontracted the manufacturing and assembly of our products to four independent third parties at facilities in various Asian countries.  We expect to be using two new subcontract manufacturers located in Asia  for our PCTV product line.

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

If the supply of a key component or assembled product, such as the WinTV-HVR-900 and the WinTV-Nova-T-Stick  were to be delayed or curtailed or in the event a key manufacturing or sole vendor delays shipment of such components or completed products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. Our business, operating results and financial condition could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. We attempt to mitigate these potential risks by working closely with our key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels.  We are also seeking out alternative sources for assembled products, making us less dependent on a single or limited source.

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

Our dependence upon our key officers and employees is increased by the fact that they are responsible for our sales and marketing efforts as well as our overall operations. We do not have key person life insurance policies covering any of our employees other than Mr. Plotkin, our  President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer.  The insurance coverage that we have on him may be insufficient to compensate us for the loss of his services.

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

We may not be able to obtain audited financial statements related to the assets we acquired.

We are subject to rules under the Securities Exchange Act of 1934, as amended, Exchange Act rules which require us to file a Current Report on Form 8-K  including audited financial statements with respect to the acquisition of assets of the PCTV business we acquired from Avid technology, Inc. and certain of its affiliates within 74 days of the acquisition closing date.  Failure to obtain these audited  financial  statements will cause us to be delinquent  with the filing of the 8-K.  Our agreement with Avid contemplates that we should receive such audited financial  statements on a timely basis.   Failure to obtain these audited  financial  statements could have a material adverse effect on our business, operating results and financial condition.

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

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is typically our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 52%, 44% and 54% of sales for the fiscal years ended September 30, 2008, 2007 and 2006 respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period. Accordingly, any sales or net income in any particular period may be lower than the sales and net income in a preceding or comparable period. Period-to-period comparisons of our results of operations may not be meaningful, and should not be relied upon as indications of our future performance. In addition, our operating results may be below the expectations of securities analysts and investors in future periods. Failure to meet such expectations, should such an event occur, will likely cause our share price to decline.

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

No dividends and none anticipated.

We have never paid any cash dividends on our Common Stock and do not contemplate or anticipate paying any cash dividends on our Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the business.  In addition, the Note contains restrictions on the payment of dividends, among other things.  See Item 1. Business – “Recent Developments”.

We may not be able to effectively integrate the PCTV Systems operation

In In regard to the acquisition of the assets of the PCTV Systems operation, we may not be able to successfully integrate the operations of the Acquired Assets with our own and realize benefits expected from such integration.  In addition:

•	management's attention may be diverted or divided to the detriment of current operations
•	amortization of acquired intangible assets may have a negative effect on operating results or other aspects of our business
•	delays or unexpected costs related to the acquisition may have a detrimental effect on our business, operating results and financial condition
•	customer dissatisfaction with, or performance problems with respect to, the Acquired Assets may have an adverse effect on our reputation
•	operations, management and personnel may not be compatible

The financing of the purchase of the PCTV assets and the cash needed to fund  our PCTV operation’s  working capital needs may subject us to  liquidity issues

Our  cash requirements during fiscal 2009 include the cash required to finance the purchase  of the  PCTV  assets  from Avid Technology, Inc. and certain of its affiliates and the cash needed to fund the acquisition’s working capital needs.  With the  proper execution of our operational and integration plan,  we believe that our cash and cash equivalents as of  September 30, 2008 and our internally generated cash flow  will provide us with sufficient liquidity to meet our capital needs for the next twelve months.   Failure to meet the operating and integration plan could require the need for additional sources of capital.   In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional working capital needs, or if we procure financing the financing may not be at competitive terms.

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

We occupy a facility located at 91 Cabot Court, Hauppauge, New York that we use for our executive offices and for the testing, storage and shipping of our products.  Hauppauge Computer Works, Inc., (“HCW”) leases  the premises (the “1990 Lease”), from Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, our  President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer  and the holder of approximately 8.34% of our shares of Common Stock as of  September 30, 2008,  Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 5.50% of our shares of Common Stock  as  September 30, 2008,  and Laura Aupperle, believed by us to be the holder of approximately 7.64% of our shares of Common Stock, including shares of Common Stock attributed to the Estate of Kenneth R. Aupperle,  as of  September 30, 2008.  We are obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease.

The Lease ends on August 31, 2011 and call for base  rent in the first year of the term of $300,000, payable monthly in the amount of $25,000. Rent is subject to an annual increase of 3% over the term. The execution of the Lease Amendment was approved by our Board of Directors, following the recommendation of our Audit Committee. HCW is obligated to pay for utilities, repairs to the Premises, and taxes during the term.

HCW occupies a shared office facility at the Danville Business Center in Danville, California.  We use the California office as our western region sales office.   The lease expires on May 31, 2009 and requires us to pay an annual rent, which includes telecommunications services, of approximately $9,800.

Our German subsidiary, Hauppauge Computer Works GmbH, occupies approximately 6,000 square feet in Mönchengladbach, Germany. It is used as our European sales office and customer support center.  It also has a product demonstration room and a storage facility.  Hauppauge Computer Works GmbH pays an annual rent of approximately $55,000 for this facility pursuant to a rental agreement, which expires on October 31, 2009.

Our Singapore subsidiary, Hauppauge Digital Asia Pte. Ltd., occupies approximately 5,400 square feet in Singapore, which it uses as a sales and administration office and for the testing, storage and shipping of our products. The lease expires on November 30, 2009 and calls for an annual rent of approximately  $63,000. The rent includes an allocation for common area maintenance charges.

On May 1, 2001, Hauppauge Digital . commenced a lease of a 15,642 square foot building in Blanchardstown, Dublin, Ireland.  The facility houses our European warehousing and distribution center.   The lease, which is for the standard twenty-five year term in Ireland with the right to terminate on the fifth and tenth year of the lease, calls for an annual rent of approximately $234,000.  The rent includes an allocation for common area maintenance charges.

We are leasing space on a short term basis from Avid  Technology Inc,, in Braunschweig, Germany. In the near future  we intend to enter into a lease agreement  directly with the with landlord.    This location is intended to house our  PCTV engineering and product development personnel.  On a short term basis we are paying Avid Technology,  Inc. rent at an annualized rate of $130,000.

ITEM 3.    LEGAL PROCEEDINGS

We are presently party to no pending material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

None.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the Nasdaq Global Market under the symbol HAUP.  The range of high and low sales prices for our Common Stock during the two fiscal years ended September 30, 2008, were as follows:

Year ended September 30, 2008	High	Low
First Quarter	5.08	3.55
Second Quarter	5.38	3.18
Third Quarter	4.11	1.50
Fourth Quarter	1.61	1.10
Year ended September 30, 2007	High	Low
First Quarter	7.46	4.82
Second Quarter	9.06	6.68
Third Quarter	7.27	4.89
Fourth Quarter	5.28	3.48

We have been advised by our transfer agent, Continental Stock Transfer & Trust Company that the approximate number of holders of record of our Common Stock as of   September 30, 2008 was 156.  We believe there are in excess of 4,000 beneficial holders of our Common Stock.

No cash dividends have been paid during the two fiscal years ended September 30, 2008. We have no present intention of paying any cash dividends in our foreseeable future and intend to use our net income, if any, in our operations.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data with respect to our financial position and our results of operations for each of the five fiscal years in the period ended September 30, 2008 set forth below has been derived from our audited consolidated financial statements. The selected financial information presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data	2008	2007	2006	2005	2004
(In thousands except for per share amounts)
Net Sales	$89,701	$110,896	$97,662	$78,458	$65,339
Cost of sales	72,019	88,652	77,817	60,599	48,045
Gross Profit	17,682	22,244	19,845	17,859	17,294

Selling , general and administrative expenses	17,153	14,668	14,116	13,903	12,320
Research and development expenses	3,884	3,480	3,165	2,494	2,021
Legal expenses related to arbitration and litigation proceedings	-	-	-	-	354
Arbitration proceeding	-	-	-	-	206
Litigation proceeding	-	-	-	-	427
Income (loss) from operations	(3,355)	4,096	2,564	1,462	1,966

Other Income (Expense):
Interest income	44	43	28	13	7
Foreign currency	(15)	(31)	7	61	2
Income (loss) before taxes	(3,326)	4,108	2,599	1,536	1,975

Income tax provision (benefit)	(238)	(1,197)	190	149	150
Net income (loss)	$(3,088)	$5,305	$2,409	$1,387	$1,825
Net income (loss) per share:
Basic	$(0.31)	$0.54	$0.25	$0.15	$0.20
Diluted	$(0.31)	$0.51	$0.24	$0.14	$0.19

Weighted average shares outstanding:
Basic	9,970	9,863	9,593	9,431	8,999
Diluted	9,970	10,368	10,019	9,988	9,668
Consolidated Balance Sheet Data (at period end):
Working capital	$17,229	$21,198	$17,084	$15,335	$13,760
Total assets	39,662	51,920	36,650	32,116	32,071
Stockholders’ equity	18,989	22,941	17,780	15,971	14,327

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND  RESULTS OF  OPERATIONS

Results of operations
Twelve months ended September 30, 2008  compared to  September 30, 2007.

Results of operations for the twelve months ended  September 30, 2008 compared to September  30, 2007  are as follows:

	Twelve	Twelve
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	9/30/08	9/30/07		$2008	2007	Variance

Net Sales	$89,701,028	$110,896,010	$(21,194,982)	100.00%	100.00%	-
Cost of sales	72,019,046	88,651,881	(16,632,835)	80.29%	79.94%	0.35%
Gross Profit	17,681,982	22,244,129	(4,562,147)	19.71%	20.06%	-0.35%
Gross Profit %	19.71%	20.06%	-0.35%
Expenses:
Sales & marketing	11,630,853	10,132,587	1,498,266	12.97%	9.14%	3.83%
Technical support	578,815	600,074	(21,259)	0.65%	0.54%	0.10%
General & administrative	4,421,012	3,618,813	802,199	4.93%	3.26%	1.67%
Selling, general and administrative stock compensation expense	522,168	316,292	205,876	0.58%	0.29%	0.30%
Total Selling, general and administrative expense	17,152,848	14,667,766	2,485,082	19.13%	13.23%	5.90%
Research and development	3,610,003	3,294,441	315,562	4.02%	2.97%	1.05%
Research and development stock compensation expense	273,744	185,576	88,168	0.31%	0.17%	0.14%
Total expenses	21,036,595	18,147,783	2,888,812	23.46%	16.37%	7.09%
Net operating income (loss)	(3,354,613)	4,096,346	(7,450,959)	-3.75%	3.69%	-7.44%

Other income :
Interest income	43,989	43,135	854	0.05%	0.04%	0.01%
Foreign currency	(15,138)	(31,676)	16,538	-0.02%	-0.03%	0.01%
Total other income	28,851	11,459	17,392	0.03%	0.01%	0.02%
Income before taxes (benefit) on income	(3,325,762)	4,107,805	(7,433,567)	-3.72%	3.70%	-7.42%
Income tax provision (benefit)	(237,573)	(1,197,579)	960,006	-0.26%	-1.08%	-0.82%
Net income (loss)	$(3,088,189)	$5,305,384	$(8,393,573)	-3.46%	4.78%	-8.24%

Net sales for the twelve  months ended September 30, 2008  decreased $21,194,982 compared to the twelve months  ended September 30, 2007 as shown on the table below.

			Increase
			(decrease)	Increase	Percentage of sales by
	Twelve Months	Twelve Months	Dollar	(decrease)	Geographic region
Location	Ended 9/30/08	Ended 9/30/07	Variance	Variance %	2008	2007
Domestic	$42,964,592	$62,649,883	$(19,685,291)	(31)%	48%	56%
Europe	43,810,431	45,585,721	(1,775,290)	(4)%	49%	42%
Asia	2,926,005	2,660,406	265,599	10%	3%	2%
Total	$89,701,028	$110,896,010	$(21,194,982)	-19%	100%	100%

Net sales to domestic customers were 48% of net sales  for the fiscal year ended September 30, 2008 and 56% of net sales for the fiscal year ended September 30, 2007. Net sales to European customers were 49% of net sales for the fiscal year ended September 30, 2008 and 42% of net sales for the fiscal year  ended September 30, 2007 Net sales to Asian customers were 3% of net sales for the fiscal year ended September 30, 2008 and 2% of net sales for the fiscal year ended September 30, 2007. We experienced a decrease in unit sales of about 7.86% while changes in sales mix lowered the average sales price by about 12.22%. Sales were impacted by the closing of CompUSA and a lower product purchases by PC manufacturers due to poor retail economic conditions and a reduction in the marketing programs of TV tuner  boards.

Seasonal nature of sales

As the chart above indicates,  there is a seasonal pattern to our quarterly sales.  Listed below are the primary causes of  our seasonal sales:

•
We primarily sell through a sales channel which consists of retailers, PC manufacturers and distributors.  Spurred on by the holiday spending, our sales during our first fiscal quarter, which encompasses the holiday season, have historically been either the highest or the second  highest of our fiscal year.

•
Post holiday sales, mid year school computer purchases,  gift certificates, holiday cash gifts and disposable income generated from year end bonuses  fuel the sales of  our second quarter and  have historically resulted in sales for our second quarter being either the highest or second highest of our fiscal year.

•
For each of the fiscal years ended September 30, 2008 and 2007 at least 40% of our sales were generated by our European subsidiary.  We typically experience a slowdown due to the summer holiday period in Europe starting with the second half of our fiscal third quarter and into the first half of our fiscal fourth quarter.  We also experience decreased sales in the U.S during the summer holiday months.  This has historically caused sales  for the last six months of our fiscal year  to be lower than the first six months of our fiscal year. As the chart above indicates, our sales for the first six months of fiscal 2007 and fiscal 2008 accounted for 54% and 61% of sales, respectively, and our sales for the last six months of fiscal 2007 and 2008 accounted for 46% and 39% of sales, respectively.

Although our strategy has been to diversify our sales to minimize the seasonal nature of our business, we anticipate similar seasonal trends for the near term future.

Gross profit

Gross profit  decreased $4,562,147 for the twelve months ended September 30, 2008 compared to the twelve months ended September 30, 2007.

The decrease in  the gross profit is detailed below:

Increase
(decrease)
Decrease in sales	$(5,795,068)
Increase in inventory obsolescence reserve	(930,000)
Software licensing accrual adjustment	1,190,000
Production and production related costs	(269,272)
Total decrease in gross profit	$(4,562,147)

Gross profit percentage for the twelve months ended September 30, 2008  was  19.71% compared to 20.06%  for the  twelve months ended September 30, 2007, a decrease of 0.35%.

The increase in the gross profit percent is detailed below:

Increase
(decrease)
Gross profit on sales mix	1.38%
Increase in inventory obsolescence reserve	-1.04%
Production and production related costs	-2.02%
Software licensing accrual adjustment	1.33%
Net increase in gross profit percent	-0.35%

The increase in the gross profit percent for the twelve months ended September  30, 2008 compared to the twelve months ended  September 30, 2007 was primarily due to:

•	A greater sales mix of higher gross profit margin products contributed to the increase in gross profit.
•	Due to the decrease in sales, certain fixed and semi-fixed expenses, such as building overhead, production labor and shipping labor increased as a percentage of sales.
•	Due to an expected loss in a customer program and continued decrease in the analog market the inventory obsolescence reserve was increased.
•	Due to a current year change in estimate and correction of an error the Company’s accrued software licensing fee was decreased in the current year

Volatility of gross profit percentage:

The chart above indicates the quarterly fluctuations in gross profit percent. Over the eight quarters ended with the fourth quarter of fiscal 2008, the gross profit percent has ranged from a low of 14.97% to a high of 22.79%.

Factors affecting the volatility of our gross profit percentages are:

•
Mix of product-gross profit percentages  vary within our retail family of products as well as for  products sold to manufacturers. Varying sales mix of these different product lines affect the quarterly gross profit percentage

•
Fluctuating quarterly sales caused by seasonal trends-included in cost of sales are certain fixed costs, mainly for production labor, warehouse labor and the overhead cost of our Ireland distribution facility. Due to this, when  unit and dollar sales decline due to seasonal sales trends these fixed costs get spread over  lower unit and dollar  sales,  which  increase the  product unit costs and  increase  the fixed costs as  a percentage of sales.

•
Competitive pressures-our market is constantly changing with new competitors joining our established competitors. These competitive pressures from time to time result in a lowering of our average sales prices which can reduce gross profit.

•
Supply of component parts-in times when component parts are in short supply we have to manage price increases. Conversely, when component parts’ supply is high we may be able to secure price decreases.

•	Sales volume-as unit sales volume increases we have more leverage in negotiating volume price decreases with our component suppliers and our contract manufacturers.
•	Cost reductions-we evaluate the pricing we receive from our suppliers and our contract manufacturers and we often seek to achieve component part and contract manufacturer cost reductions.
•	Mix of sales that impact the Company’s obligation to pay certain licensing costs
•
Volatility of fuel prices-increases in fuel costs are reflected in the amounts we pay for the delivery of product from our suppliers and the amounts we pay for deliveries to our customers. Therefore increasing fuel prices increase our freight costs  and negatively impact our gross profit.

Managing product mix through market strategy and new products, moderating seasonal trends, efficiently managing shipments  and achieving cost reductions are a company priority and are critical to our competitive position in the market.  Although our goal is to optimize gross profit  and minimize gross profit fluctuations, in light of the  dynamics of our market  we anticipate the  continuance of  gross profit percentage fluctuations.

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expenses.

	Twelve months ended September 30,
	Dollar Costs			Percentage of Sales
			Increase
	2008	2007	(Decrease)	2008	2007	Increase
Sales and marketing	$11,630,853	$10,132,587	$1,498,266	12.97%	9.14%	3.83%
Technical support	578,815	600,074	(21,259)	0.65%	0.54%	0.11%
General and administrative	4,421,012	3,618,813	802,199	4.93%	3.26%	1.67%
Selling and general administrative stock compensation expense	522,168	316,292	205,876	0.58%	0.29%	0.29%
Total	$17,152,848	$14,667,766	$2,485,082	19.13%	13.23%	5.90%

Selling, general and administrative expenses increased $2,485,082 from the prior fiscal  year.   Of the $1,498,266 increase in sales and marketing expense,   $854,211 was due to the increase in the Euro rate compared to the U.S. dollar. The average Euro rate for fiscal 2008 was  $1.5031 to 1 Euro compared to $1.3314 to 1 Euro for fiscal 2007. Excluding the increase due the exchange rate sales and marketing expenses increased $644,055. The increases were due to  higher  sales compensation expense of $372,949 and higher UK, France and German  sales office expense of $399,686 due to a combination of  personnel additions and higher office occupancy costs,  offset by lower commission expense of $116,962 due to lower sales and lower advertising expense of $116,962  due to lower sales related marketing development  expense.

The  increase in general and administrative expense  of $802,199 was primarily due to higher director expenses of $171,363 related to the issuance of stock in lieu of stock options during fiscal 2008, higher legal fees of $78,722 for certain labor related issues,  higher rent expense of $47,328 due rent increases and expanded office space, increase in bad debt expense of $430,000 related to the liquidation of CompUSA and the chapter 11 filing of Circuit City and $53,641 increase in depreciation expense. The increase in stock compensation expense is  due to stock options issued during fiscal 2007 and fiscal 2008.

Selling general and administrative expenses  as a percentage of sales

The chart above indicates the  quarterly fluctuations  for technical support,  general and administrative, sales and marketing  and total selling, general and administrative expenses.  Due to  fixed costs which fluctuate minimally  with changes in sales coupled with the  seasonal nature of our business, selling general and administrative expenses as a percentage of sales  are sensitive to seasonal sales fluctuations. Over the  eight quarters ending with the fourth quarter of fiscal 2008, the pattern of selling general and administrative expenses as a percentage of sales  has resulted in the following trends:

•
Due to our first and second  quarters yielding the highest  quarterly sales levels of  our  fiscal year,  our total selling, general and administrative expenses as a percentage of sales have typically been the  lowest during our first quarter and second quarter. As reflected in the chart, selling, general and administrative expense as a percentage of sales were the lowest in the first quarters of  fiscal 2007 and 2008.

•
Reflecting the seasonal trend in which our third and fourth quarters yield the lowest quarterly sales of our fiscal year, our total selling, general and administrative expenses for the third and fourth quarters are the highest as a percentage of sales.  As reflected in the chart, total selling, general and administrative expense as a percentage of sales were the highest in the third quarter of fiscal 2007 and  fourth quarter of  fiscal  2008.

•
Reflecting the decline in sales, total selling, general and administrative expenses as a percent of sales for the twelve months ended September 30, 2008 increased to the highest level of the 2007 and 2008 fiscal years.

With the expectation that the seasonal nature sales will continue for the near future, we expect selling, general and administrative expenses as a percentage of sales to reflect a future trend that is similar to the historical trends we have experienced over the prior two fiscal years.

Research and  development expenses

Research and development expenses increased $315,562.  The increase was mainly due to the hiring of  additional engineering  personnel of $346,967 offset by lower program development  expenses of $89,289.

Other income

Other income for the twelve months ended September 30, 2008  was  $28,851 compared to  other income  of $11,459 for the twelve months ended  September 30, 2007 as detailed below:

	Twelve months ended September 30,
	2008	2007
Interest income	$43,989	$43,135
Foreign currency transaction gains (losses)	(15,138)	(31,676)
Total other income (expense)	$28,851	$11,459

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of two components: translation gains  and losses  and FAS 133 mark to market gains and losses  on our open foreign exchange contracts.

During  fiscal 2008, we recorded on our balance sheet  in the equity section under  “ Accumulated other comprehensive (loss)” a loss of  $2,036,899,  which consisted of  translation  losses of  $2,088,408  and a  gain of $51,509 due to the mark to market  differences between  the  value of  the Company’s open forward exchange contracts versus the same contracts valued at the period ending forward rate.  The table below  details the gains and losses  that make up the accumulated other  comprehensive  loss  of $3,362,870 recorded on our balance sheet as of  September 30, 2008:

Accumulated Other Comprehensive Income (Loss)	Balance as of	Oct 2007 to Sept 2008	Balance as of
Fiscal 2008 activity	Sept 30, 2007	gain (loss)	Sept 30, 2008
Translation gains and losses	$(1,257,918)	$(2,088,408)	$(3,346,326)
FAS 133 mark to market adjustment	(68,053)	51,509	(16,544)
	$(1,325,971)	$(2,036,899)	$(3,362,870)

Tax provision

Our net tax provision  for the year ended September  30, 2008 and 2007 is as follows:

	Twelve months ended September 30,
	2008	2007
AMT Tax attributable to U.S operations	$-	$108,343
Income tax benefit due to change in deferred taxes	(529,995)	(1,490,689)
Tax expense European operations	267,422	146,767
State taxes	25,000	38,000
Net tax (benefit) provision	$(237,573)	$(1,197,579)

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

After evaluating the circumstances listed above, it was our opinion to reduce the deferred tax valuation allowance by $3,010,253, resulting in a tax benefit for fiscal 2007 of $1,490,689.

As a result of all of the above items mentioned in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, we had a net  loss  of  $3,088,189 for the twelve  months ended September 30, 2008, which resulted in basic and diluted  net loss per share of $0.31  on weighted average basic  and diluted shares of 9,969,939, compared to  net income of $5,305,384 for the twelve months ended September  30, 2007, which resulted in basic net income per share of $0.54 and diluted net income  per share of $0.51 on weighted average basic  and diluted shares of 9,862,655 and  10,367,775, respectively.

Options to purchase 1,767,744, 540,250 and 193,856  shares of Common Stock at prices ranging $1.05  to $8.75,  $4.67 to $8.75 and 4.13 to $8.75,  respectively, were outstanding as of September 30, 2008, 2007 and 2006, respectively, but were not included in the computation of diluted net income  per share of Common Stock  because they were anti-dilutive.

Results of operations
Twelve months ended September 30, 2007 compared to September 30, 2006.

Results of operations for the twelve months ended September 30, 2007 compared to September  30, 2006 are as follows:

	Twelve	Twelve
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	9/30/07	9/30/06		$2007	2006	Variance

Net Sales	$110,896,010	$97,662,326	$13,233,684	100.00%	100.00%	-
Cost of sales	88,651,881	77,817,275	10,834,606	79.94%	79.68%	0.26%
Gross Profit	22,244,129	19,845,051	2,399,078	20.06%	20.32%	-0.26%
Gross Profit %	20.06%	20.32%	-0.26%
Expenses:
Sales & marketing	10,132,587	9,565,730	566,857	9.14%	9.79%	-0.65%
Technical support	600,074	556,865	43,209	0.54%	0.57%	-0.03%
General & administrative	3,618,813	3,730,031	(111,218)	3.26%	3.82%	-0.56%
Bad debt expense
Selling, general and administrative stock compensation expense	316,292	263,363	52,929	0.29%	0.27%	0.02%
Total Selling, general and administrative expense	14,667,766	14,115,989	551,777	13.23%	14.45%	-1.22%
Research and development	3,294,441	3,072,001	222,440	2.97%	3.15%	-0.18%
Research and development stock compensation expense	185,576	92,923	92,653	0.17%	0.10%	0.07%
Total expenses	18,147,783	17,280,913	866,870	16.37%	17.70%	-1.33%
Net operating income	4,096,346	2,564,138	1,532,208	3.69%	2.62%	1.07%
			(341,876)
Other income :
Interest income	43,135	28,422	14,713	0.04%	0.03%	0.01%
Foreign currency	(31,676)	7,292	(38,968)	-0.03%	0.01%	-0.04%
Total other income	11,459	35,714	(24,255)	0.01%	0.04%	-0.03%
Income before taxes (benefit) on income	4,107,805	2,599,852	1,507,953	3.70%	2.66%	1.04%
Income tax provision (benefit)	(1,197,579)	190,240	(1,387,819)	-1.08%	0.19%	-1.27%
Net income	$5,305,384	$2,409,612	$2,895,772	4.78%	2.47%	2.31%

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

Seasonal nature of sales

As the chart above indicates,  there is a seasonal pattern to our quarterly sales.  Listed below are the primary causes of  our seasonal sales:

•
We primarily sell through a sales channel  which consists of  retailers,  PC manufacturers and distributors.  Spurred on by the holiday spending, our sales during our first  fiscal quarter, which encompasses the holiday season, have historically been either  the highest or the second  highest of our fiscal year.

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

Managing product mix through market strategy and new products, moderating seasonal trends, efficiently managing shipments  and achieving cost reductions are a company priority and are critical to our competitive position in the market.  Although our goal is to optimize gross profit  and minimize gross profit fluctuations, in light of the  dynamics of our market  we anticipate the  continuance of  gross profit percentage fluctuations.

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

During  fiscal 2007, we recorded on our balance sheet  in the equity section under  “ Accumulated other  comprehensive  (loss)” a loss of  $816,652,   which consisted of  translation  losses of  $726,629  and a  loss of $90,023 due to the mark to market  differences between  the  value of  the Company’s open forward exchange  contracts at the contract rates versus the same contracts valued at the period ending forward rate.  The table below  details the gains and losses  that make up the accumulated other  comprehensive  loss  of $1,325,971 recorded on our balance sheet as of  September 30, 2007:

Accumulated Other Comprehensive Income (Loss)	Balance as of	Oct 2006 to Sept 2007	Balance as of
Fiscal 2007 activity	Sept 30, 2006	(losses)	Sept 30, 2007
Translation gains and losses	$(531,289)	$(726,629)	$(1,257,918)
FAS 133 mark to market adjustment	21,970	(90,023)	(68,053)
	$(509,319)	$(816,652)	$(1,325,971)

Tax provision

Our net tax provision  for the year  ended September  30, 2007 and 2006 is as follows:

	Twelve months ended September 30,
	2007	2006
AMT Tax attributable to U.S operations	$108,343	$60,000
Income tax benefit due reduction of valuation allowance	(1,490,689)	-
Tax expense European operations	146,767	110,240
State taxes	38,000	20,000
Net tax (benefit) provision	$(1,197,579)	$190,240

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

After evaluating the circumstances listed above, it was our opinion to reduce the deferred tax valuation allowance by $3,010,253, resulting in a tax benefit for fiscal 2007 of $1,490,689.

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

Liquidity and Capital Resources

Our cash, working capital and stockholders’ equity position is set forth below:

	As of September 30,
	2008	2007	2006

Cash	$14,191,721	$11,581,657	$9,020,941
Working Capital	17,229,410	21,198,184	17,084,175
Stockholders’ Equity	18,988,536	22,941,081	17,779,725

We had cash and cash equivalents as of September 30, 2008 of $14,191,721, an increase of $2,610,064 from September 30, 2007

The increase was due to:

Sources of cash:
Decrease in accounts receivable	$13,969,369
Decrease in inventory	355,698
Proceeds from employee stock purchases	291,463
Less cash used for:
Net loss adjusted for non cash items	(1,041,476)
Decrease in accounts payable and accrued expense	(8,305,403)
Increase in prepaid expenses and other current assets	(290,831)
Capital equipment purchases	(291,025)
Effect of exchange rates on cash	(2,036,899)
Purchase of treasury stock	(40,832)
Net cash increase	$2,610,064

Net cash of $4,687,357 generated from operating activities was due to a decrease in accounts receivable of  $13,969,369  and  a decrease in inventory of $355,698 offset by  the net loss adjusted for non cash items of $1,041,476,  a decrease in accounts payable and accrued expenses of $ 8,305,403 and an increase in prepaid expenses and other current assets of $290,831.  The decrease in  accounts receivable  was due to the 19% reduction in sales.  Lower sales also resulted in less inventory purchased which was the driving force in the reduction of accounts payable and inventory.

Cash of $291,025 was used to purchase fixed assets and  $40,832 in cash was used  to purchase  shares on the open market pursuant to our stock repurchase program.  Proceeds from  stock purchased by employees through  the purchase of options and  the employee stock purchase plan  provided additional cash of $291,463.   The effect of  exchange rates used cash of $ 2,036,899.

On November 8, 1996, we approved a stock repurchase program.  The program authorized us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997.   At our August 3, 2007 Board meeting, our  Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000. As of  September  30, 2008, we held 759,579  treasury shares purchased for $2,404,337 at an average purchase price of approximately $3.17 per share

Sources and (usage) of cash components

The chart below  shows   our cash balances,  sources of  cash and (usage) of cash for by quarter for  fiscal 2006 through  fiscal 2008.

Cash balance, cash sources and cash (usage) by component per quarter-fiscal 2006 through fiscal 2008
$15,000,000
$14,000,000
$13,000,000
$12,000,000
$11,000,000
$10,000,000
$9,000,000
$8,000,000
$7,000,000
$6,000,000
$5,000,000
$4,000,000
$3,000,000
$2,000,000
$1,000,000
$0
($1,000,000)
($2,000,000)
($3,000,000)
($4,000,000)
($5,000,000)
($6,000,000)
1Q-06
2Q-06
3Q-06
4Q-06
1Q-07
2Q-07
3Q-07
4Q-07
1Q-08
2Q-08
3Q-08
4Q-08
Cash balance
Net income (loss) adjisted for non cash items
Changes in current assets and liabilites
Capital equipment purchases
Employee stock option purchases
Purchase of treasury stock

Our sources and (usage) of  cash primarily  comes from the items listed below :

•	Net income adjusted for non cash items
•	Changes in the levels of current assets and current liabilities, primarily accounts receivable, inventories and accounts payable
•	Employee purchases of stock options
•	Purchase of capital equipment
•	Purchase of treasury stock

Since accounts receivable, inventory and current liabilities make up the majority of our current asset and current liability levels, our cash balances are affected by the increase and decrease of these assets and liabilities.  As noted in the above graph,  in the quarters where  cash was used  to increase the current asset levels or decrease the current liability levels,  there was usually a corresponding decrease or neutral position  in the cash balances during those quarters.

Conversely, in the quarters when we generated cash by reducing the current asset levels or increasing the current liability levels,  there was a corresponding increase in the cash balances during those quarters.

We expect for the near term future that our operating structure will remain similar to past years, therefore our investment and subsequent changes in our  current assets and current liabilities required to fund our operating cycles will continue to have a material impact on our cash generation, cash usage and cash balances.

Line of Credit

On December 12, 2008, Hauppauge Computer Works, Inc. (“HCW”), a wholly-owned subsidiary of ours, executed a Fourth Amended and Restated Promissory Note (the “Fourth Amendment”) to the order of JPMorgan Chase Bank, N.A. (the “Bank”). The Fourth Amendment modified the terms and conditions of that certain Promissory Note dated December 1, 2005, executed by HCW and made payable to the order of the Bank (the “Note”), as amended by an Amended and Restated Promissory Note dated March 31, 2006, as further amended by a Second Amended and Restated Promissory Note dated February 28, 2007 and as further amended by a Third Amended and Restated Promissory Note dated March 31, 2008.  The Fourth Amendment, among other things, reduces the amount HCW is authorized to borrow from the Bank from a principal amount of up to Five Million Dollars ($5,000,000) to a principal amount of up to Seven Hundred Thousand Dollars ($700,000), based upon borrowings made under the Fourth Amendment which may be made from time to time by HCW (each, a “Loan”).  The Fourth Amendment matures on March 31, 2009 (the “Maturity Date”) and principal payments are due on the Maturity Date, and thereafter on demand.  Until the Maturity Date, Loans made under the Amendment bear interest annually at HCW’s option of (i) the Eurodollar Rate (as defined in the Fourth Amendment) (each, a “Eurodollar Loan”) or (ii) the Prime Rate (as defined in the Fourth Amendment) minus one percent (1.0%) (each, a “Prime Loan”).  Interest is payable with respect to each Eurodollar Loan at the end of one month after the date of such Loan (the “Interest Period”), provided that, upon the expiration of the first Interest Period and each Interest Period thereafter, each Eurodollar Loan will be automatically continued with an Interest Period of the same duration, unless HCW notifies the Bank that it intends to convert a Eurodollar Loan to a Prime Loan or if the Bank is prohibited from making Eurodollar Loans, and with respect to each Prime Loan the last day of each calendar month during the term of the Fourth Amendment and on the date on which a Prime Loan is converted to a Eurodollar Loan, until such Loan(s) shall be due and payable. Interest due after the Maturity Date shall be payable at a rate of three percent (3%) per annum over the Prime Rate.

In connection with the Fourth Amendment, we agreed that all of the terms and conditions of (i) our Guaranty as entered into with the Bank, dated as of December 1, 2005, and (ii) the Pledge Agreement by and among us, the Bank and HCW, dated as of December 1, 2005 (pursuant to which, among other things, we granted to the Bank a first priority right of pledge on approximately two-thirds of the outstanding capital shares of Hauppauge Digital Europe Sarl), each as amended, restated, supplemented or modified, from time to time and as entered into in connection with the Note, shall remain in full force and effect and apply to the terms and conditions of the Amendment.

Further, on December 12, 2008, in connection with the Fourth Amendment, HCW entered into a Pledge Security Agreement with the Bank (the “Pledge Security Agreement”), whereby HCW grants the Bank a security interest in its certificate of deposit account held with the Bank.  The aggregate value of the Collateral (as defined in the Pledge Security Agreement) held pursuant to the Pledge Security Agreement shall not be less than Seven Hundred Thousand Dollars ($700,000) at any given time.

There were no borrowings outstanding  and $680,000 letters of credit outstanding  as of  the filing date of this Annual Report on Form 10-K.

Our  cash requirements during fiscal 2009 will include the cash required to finance the purchase the  PCTV  product line from Avid Technology, Inc. and the cash needed to fund the acquisition’s working capital needs.  With the  proper execution of our operational and integration plan,  we believe that our cash and cash equivalents as of  September 30, 2008 and our internally generated cash flow  will provide us with sufficient liquidity to meet our capital needs for the next twelve months.   Failure to meet the operating and integration plan could require the need for additional sources of capital.   In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional working capital needs. See “Item 1. Business-Recent Developments”.

Future Contractual  Obligation

The following table shows our contractual obligations related to lease obligations as of September 30,  2008:

	Payment due by period
Contractual obligations	Total	Less than1 year	1-3 years	3 to 5 years	More than 5 years
Operating lease obligations	$1,687,135	$610,721	$1,076,414	-	-

Effective December 24, 2008, pursuant to an Asset Purchase Agreement dated as of October 25, 2008,  we acquired certain assets and properties of Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GmbH, Avid Development GmbH, and Avid Technology International BV.  The purchase price consisted of $2,500,000 payable in cash and $2,500,000 payable pursuant to Promissory Note  made payable by the us to Avid. The principal amount due pursuant to the Note is payable in 12 equal monthly installments of $208,333.33.  The first payment is due and payable on January 24, 2009.   Interest on the outstanding principal amount of the Note is payable at a rate equal to (i) from December 24, 2008 until the Maturity Date , five percent (5%), (ii) from and after the Maturity Date, or during the continuance of an Event of Default , at seven percent (7%).  Pursuant to the terms of the Note, we and our affiliates are prohibited from (i) declaring or paying any cash dividend, or making a distribution on, repurchasing, or redeeming, any class of stock or other equity or ownership interest in the Buyer or its affiliates, (ii) selling, leasing, transferring or otherwise disposing of any assets or property of the Buyer or any of its affiliates, or attempting to or contracting to do so, other than (a) the sale of inventory in the ordinary course of business and consistent with past practice, (b) the granting of non-exclusive licenses of intellectual property in the ordinary course of business and consistent with past practice and (c) the sale, lease, transfer or disposition of any assets or property (other than the Acquired Assets) with a value not to exceed $500,000 in the aggregate, or (iii) dissolving or liquidating, or merging or consolidating with any other entity, or acquiring all or substantially all of the stock or assets of any other entity. See “Item 1. Business-Recent Developments”.

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

Revenue Recognition

We sell through a sales channel which consists of retailers, PC manufacturers and distributors. The majority of our customers are granted lines of credit. The product is shipped on account with the majority of customers  typically given 30 to 45 day payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

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

Inventory obsolescence and reserves

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies.  Due to this, we   maintain a program in which we review on a regular basis our inventory forecasting, inventory purchasing and   our inventory levels. We review our inventory realization  and inventory reserves on a quarterly basis.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt these new requirements in its first quarter of fiscal 2010.  Management does not expect SFAS No. 160 to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB approved the issuance of SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions for SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  Early adoption is not permitted. SFAS No. 141R is effective for the Company beginning in the first quarter of fiscal 2010.  Management is currently evaluating the impact of SFAS No. 141R on our results of operations and financial condition.

In September 2006, the FASB issued Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company’s first quarter of fiscal 2010.  The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company’s first quarter of fiscal 2009.  The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Management is currently evaluating the impact of SFAS 161 on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

For each of the  three fiscal years ended September 30, 2008, at least 40 % of our  sales were generated by our European subsidiary and were invoiced  and collected  in local currency, which was primarily the Euro. On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers,  approximately  90% of our inventory required to support  our European sales are purchased and paid in U.S. Dollars.

The combination of sales billed in Euros supported by inventory purchased in U.S. Dollars results in an absence of a natural local currency hedge. Consequently, our financial results are subject to market risks resulting from the fluctuations in the Euro  to  U.S. Dollar exchange rates.

We attempt to reduce these risks by entering into foreign exchange forward contracts with financial institutions. The purpose of these forward contracts is to hedge the foreign currency market exposures underlying the U.S. Dollar denominated inventory purchases  required  to support our European sales. As of September 30, 2008, the Company had foreign currency contracts outstanding of approximately $14,359,000 against the delivery of the Euro. These contracts expire each month through February 2009.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                   None.

ITEM 9A (T).     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management with the participation of  our  Principal Executive Officer  and Principal  Financial Officer,  evaluated the effectiveness of  our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2008. Based on this evaluation, the  Principal Executive Officer  and Principal  Financial Officer concluded, as of September 30, 2008, our disclosure controls and procedures were effective with respect to the recording, processing, summarizing and reporting on a timely basis the information that is required to be disclosed in the reports that we file or submit under the  Exchange Act of 1934.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act of  1934. Internal Control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over  financial reporting includes  policies and procedures that (i) pertain to maintenance of records that in reasonable detail accurately and fairly  reflect the transactions  and disposition of  our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors ; and (iii) provide reasonable assurance regarding prevention  or timely detection of  unauthorized acquisition, use, or disposition of our  assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness  to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the  effectiveness of internal control over financial reporting as of September 30, 2008.  In making its assessment, management used as a guide the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission  and the subsequent rules and guidelines issued by the Securities and Exchange Commission which are currently applicable  for non accelerated filers.  Based on our evaluation, management has concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

Exclusion of Registered Public Accounting Firm Attestation Report due to Temporary Rules of the Securities and Exchange Commission

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Form 10-K.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting  during our fourth  fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

                              None.

                                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE  GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The following documents are included in Item 8 of this Annual Report on Form 10-K:

(a)(2)   Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	F-28
Schedule II Valuation and Qualifying Accounts—Allowance for Doubtful Accounts-	F-29
Schedule II Valuation and Qualifying Accounts—Reserve for Obsolete and Slow Moving Inventory-	F-30
Schedule II Valuation and Qualifying Accounts—Reserve for Sales Returns-	F-31

(a)(3)  Exhibits.

Exhibit
Number	Description of Exhibit

2.1
Asset Purchase Agreement, dated October 25, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, Avid Technology International BV, and PCTV Corp. (16)

2.1.1
Buyer Parent Guaranty, dated October  25, 2008, by Hauppauge Digital, Inc. to and for the benefit of Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, and Avid Technology International BV (16)

2.1.2
Amendment No. 1 to Asset Purchase Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, Avid Technology International BV, and PCTV Corp. (20)

2.1.3	Secured Promissory Note, dated December 24, 2008, made by PCTV Systems Sarl in favor of Avid Technology, Inc. (20)

2.1.4
Transition Services Agreement, dated December 24, 2008, by and among Hauppauge Digital Europe Sarl, PCTV Systems Sarl, Hauppauge Computer Works, Inc., Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, and Avid Technology International BV. (20)

2.1.5
Inventory and Product Return Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Avid Technology International BV, Hauppauge Computer Works, Inc. and Hauppauge Digital Europe Sarl (20)

2.1.6	Intellectual Property License Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc. and PCTV Systems Sarl (20)

3.1	Certificate of Incorporation (1)
3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 14, 2000 (18)
3.2	By-laws, as amended to date (2)
4.1	Form of Common Stock Certificate (1)
4.2	1994 Incentive Stock Option Plan (1)
4.3	1996 Non-Qualified Stock Option Plan (7)
4.4	1998 Incentive Stock Option Plan (7)
4.5	2000 Hauppauge Digital, Inc. Performance and Equity Incentive Plan (3)
4.6	Hauppauge Digital, Inc. Employee Stock Purchase Plan (4)
4.7	Stockholder Rights Agreement (5)
4.8	2003 Hauppauge Digital, Inc. Performance and Equity Incentive Plan (6)
4.9	Amendment to 2003 Hauppauge Digital, Inc. Performance and Equity Incentive Plan (12)
4.10	Amendment to the Hauppauge Digital, Inc. Employee Stock Purchase Plan (13)
4.11	Second Amendment to the Hauppauge Digital, Inc. Employee Stock Purchase Plan (14)
4.12	Third Amendment to the Hauppauge Digital, Inc. Employee Stock Purchase Plan (12)
10.1	Employment Agreement, dated as of January 10, 1998, by and between Hauppauge Digital, Inc. and Kenneth Plotkin (7)
10.1.1	Amendment to Employment Agreement with Kenneth Plotkin, dated April 10, 2008 (19)
10.2	Lease, dated February 7, 1990, between Ladokk Realty Company and Hauppauge Computer Works, Inc. (1)
10.2.1	Modification made February 1, 1996 to lease dated 1990 between Ladokk Realty Company and Hauppauge Computer Works, Inc. (7)
10.2.2	Lease, dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works, Inc. (8)
10.2.3	Amendment dated October 17, 2006 to lease dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works, Inc. (9)
10.3
Fourth Amended and Restated Promissory Note, dated as of December 2, 2008, made payable by Hauppauge Computer Works, Inc. to the order of JP Morgan Chase Bank, N.A. in the original principal amount of Seven Hundred Thousand ($700,000) Dollars. (17)

10.3.1	Guaranty, dated as of December 1, 2005, by Hauppauge Digital, Inc. in favor of JPMorgan Chase Bank, N.A. (11)

10.3.2	Share Pledge Agreement, dated as of December 1, 2005, among Hauppauge Digital, Inc., JPMorgan Chase Bank, N.A. and Hauppauge Digital Europe Sarl (11)
10.3.3	Pledge Security Agreement, dated as of December 2, 2008, by Hauppauge Computer Works, Inc. and JP Morgan Chase Bank, N.A. (17)
14	Code of Ethics, as amended to date (10)
21	Subsidiaries
23	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Denotes document filed as an Exhibit to our Registration Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.
(2)	Denotes document filed as an Exhibit to our Form 8-K dated December 26, 2007 and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No. 333-46906), and incorporated herein by reference.
(4)
Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No. 333-46910), and as an annex to our Proxy Statement on Schedule 14A dated September 18, 2006 and are incorporated herein by reference.

(5)
Denotes document filed as an Exhibit to our Form 8-K dated July 20, 2001 (File Number 001-13550, Film Number 1685278) and as an Exhibit to the our Registration Statement on Form 8-A12G and incorporated herein by reference.

(6)
Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No. 333-109065), and as an annex to our Proxy Statement on Schedule 14A dated September 18, 2006 and incorporated herein by reference.

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
(13)
Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No.  333-46910), and as an annex to our Proxy Statement on Schedule 14A dated September 18, 2006 and are incorporated herein by reference.

(14)
Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No. 333-46910), and as an annex to our Proxy Statement on Schedule 14A dated September 18,  2006 and are  incorporated herein by reference.

(15)	Denotes document filed as an Exhibit to our Form 8-K dated December 26, 2007 and incorporated herein by reference.

(16)	Denotes document filed as an Exhibit to our Form 8-K dated October 25, 2008 and incorporated herein by reference.
(17)	Denotes document filed as an Exhibit to our Form 8-K dated December 12, 2008 and incorporated herein by reference.
(18)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2006, and incorporated herein by reference.
(19)	Denotes document filed as an Exhibit to our Form 8-K dated April 10, 2008, and incorporated herein by reference.
(20)	Denotes document filed as an Exhibit to our Form 8-K dated December 24, 2008, and incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Hauppauge Digital, Inc. and Subsidiaries as of September 30, 2008 and 2007 and the related consolidated statements of operations, other comprehensive income , stockholders' equity and cash flows for each of the three years in the period ended September 30, 2008. These financial  statements are the responsibility of the management of Hauppauge Digital, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital, Inc. and Subsidiaries as of  September 30, 2008 and 2007  and the results of their operations and their  cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Melville, New York
January  9, 2009

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$14,191,721	$11,581,657
Accounts receivable, net of various allowances	6,932,400	15,038,751
Other non trade receivable	2,316,057	8,629,075
Inventories	12,236,166	13,521,864
Deferred tax asset-current	1,133,073	603,078
Prepaid expenses and other current assets	1,093,406	802,575
Total current assets	37,902,823	50,177,000

Property, plant and equipment, net	769,288	745,121
Security deposits and other non current assets	102,227	110,165
Deferred tax asset-non current	887,611	887,611
Total assets	$39,661,949	$51,919,897

LIABILITIES AND STOCKHOLDERS' EQUITY :

Current Liabilities:
Accounts payable	$10,406,836	$20,635,137
Accrued expenses – license fees	7,952,244	5,827,356
Accrued expenses	2,256,099	2,374,410
Income taxes payable	58,234	141,913
Total current liabilities	20,673,413	28,978,816
Commitments and contingencies	-	-

Stockholders' Equity
Common stock $.01 par value; 25,000,000 shares authorized, 10,784,717 and 10,597,002 issued, respectively	107,847	105,970
Additional paid-in capital	16,709,201	15,497,703
Retained earnings	7,938,695	11,026,884
Accumulated other comprehensive loss	(3,362,870)	(1,325,971)
Treasury Stock at cost, 759,579 and 749,579 shares, respectively	(2,404,337)	(2,363,505)
Total stockholders' equity	18,988,536	22,941,081
Total liabilities and stockholders’ equity	$39,661,949	$51,919,897

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2008	2007	2006
Net sales	$89,701,028	$110,896,010	$97,662,326
Cost of sales	72,019,046	88,651,881	77,817,275
Gross profit	17,681,982	22,244,129	19,845,051
Selling, general and administrative expenses	17,152,848	14,667,766	14,115,989
Research and development expenses	3,883,747	3,480,017	3,164,924
Income (loss) from operations	(3,354,613)	4,096,346	2,564,138
Other Income (expense) :
Interest income	43,989	43,135	28,422
Foreign currency	(15,138)	(31,676)	7,292
Total other income	28,851	11,459	35,714
Income (loss) before taxes (benefit) on income	(3,325,762)	4,107,805	2,599,852
Income tax provision (benefit)	(237,573)	(1,197,579)	190,240
Net income (loss)	$(3,088,189)	$5,305,384	$2,409,612
Net income (loss) per share:
Basic	$(0.31)	$0.54	$0.25
Diluted	$(0.31)	$0.51	$0.24

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER  COMPREHENSIVE INCOME (LOSS)

	Years ended September 30,
	2008	2007	2006
Other comprehensive income (loss) :

Net income (loss)	$(3,088,189)	$5,305,384	$2,409,612
Forward exchange contracts marked to market	51,509	(90,023)	(114,448)
Foreign currency translation loss	(2,088,408)	(726,629)	(1,077,641)
Other comprehensive income (loss)	$($5,125,088)	$4,488,732	$1,217,523

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS  OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2008,  2007 AND 2006

	Common Stock
	Number		Additional		Accumulated Other
	Of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Treasury Stock	Total

BALANCE AT SEPTEMBER 30, 2005	10,107,936	$101,080	$13,603,705	$3,311,888	$682,770	$(1,757,951)	$15,941,492
Net income for the year ended September 30, 2006	-	-		2,409,612	-	-	2,409,612
Stock compensation	-	-	356,286		-	-	356,286
Exercise of stock options	131,597	1,316	199,818	-	-	-	201,134
Foreign currency translation loss	-	-	-	-	(1,077,641)	-	(1,077,641)
Change in fair value of forward contracts	-	-	-	-	(114,448)	-	(114,448)
Stock issued through Employee Stock Purchase plan	20,931	209	63,081	-	-	-	63,290
BALANCE AT SEPTEMBER 30, 2006	10,260,464	$102,605	$14,222,890	$5,721,500	$(509,319)	$(1,757,951)	$17,779,725
Net income for the year ended September 30, 2007	-	-	-	5,305,384	-	-	5,305,384
Stock compensation	-	-	501,868	-	-		501,868
Purchase of treasury stock	-	-		-	-	(605,554)	(605,554)
Exercise of warrants	103,800	1,028	194,960	-	-	-	195,988
Exercise of Stock Options	220,425	2,215	526,135	-	-	-	528,350
Foreign currency translation loss	-	-	-	-	(726,629)	-	(726,629)
Change in fair value of forward contracts	-	-	-	-	(90,023)	-	(90,023)
Stock issued through Employee Stock Purchase plan	12,313	122	51,850	-	-	-	51,972
BALANCE AT SEPTEMBER 30, 2007	10,597,002	$105,970	$15,497,703	$11,026,884	$(1,325,971)	$(2,363,505)	$22,941,081
Net (loss) for the year ended September 30, 2008	-	-	-	(3,088,189)	-	-	(3,088,189)
Stock compensation	-	-	795,912	-	-	-	795,912
Stock compensation-stock issued to directors	35,000	350	125,650	-	-	-	126,000
Purchase of treasury stock	-	-		-	-	(40,832)	(40,832)
Exercise of Stock Options	132,800	1,327	235,471	-	-	-	236,798
Foreign currency translation loss	-	-	-	-	(2,088,408)	-	(2,088,408)
Change in fair value of forward contracts	-	-	-	-	51,509	-	51,509
Stock issued through Employee Stock Purchase plan	19,915	200	54,465	-	-	-	54,665
BALANCE AT SEPTEMBER 30, 2008	10,784,717	$107,847	$16,709,201	$7,938,695	$(3,362,870)	$(2,404,337)	$18,988,536

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2008	2007	2006

Cash Flows From Operating Activities:
Net income (loss)	$(3,088,189)	$5,305,384	$2,409,612
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization	266,858	213,207	195,080
Inventory reserve	930,000	450,000	265,947
Bad debt reserve	450,000	20,000	120,000
Sales reserve-net	-	166,921	-
Stock compensation expense-employees	795,912	501,868	356,286
Stock compensation expense-directors	126,000	-	-
Deferred tax benefit	(529,995)	(1,490,689)	-
Other non cash items	7,938	(26,526)	(1,710)
Changes in current assets and liabilities:
Accounts receivable and other non trade receivables	13,969,369	(8,443,712)	(3,204,852)
Inventories	355,698	(3,344,225)	(364,908)
Prepaid expenses and other current assets	(290,831)	92,648	192,230
Accounts payable	(10,228,301)	8,623,905	1,260,672
Accrued expenses and income taxes	1,922,898	1,484,248	1,435,139
Total adjustments	7,775,546	(1,752,355)	253,884
Net cash provided by operating activities	4,687,357	3,553,029	2,663,496

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(291,025)	(346,417)	(282,283)
Net cash used in investing activities	(291,025)	(346,417)	(282,283)

Cash Flows From Financing Activities:
Proceeds from employee stock purchases	291,463	776,310	264,424
Purchase of treasury stock	(40,832)	(605,554)	-
Net cash provided by financing activities	250,631	170,756	264,424
Effect of exchange rates on cash	(2,036,899)	(816,652)	(1,192,089)
Net increase in cash and cash equivalents	2,610,064	2,560,716	1,453,548
Cash and cash equivalents, beginning of year	11,581,657	9,020,941	7,567,393
Cash and cash equivalents, end of year	$14,191,721	$11,581,657	$9,020,941

Supplemental disclosures:
Income taxes paid	$375,437	$273,718	$142,526

See accompanying notes to consolidated financial statements

1.  Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Hauppauge Digital, Inc. (the “Company”) and its wholly-owned subsidiaries, Hauppauge Computer Works, Inc., HCW Distributing Corp., and Hauppauge Digital Europe Sarl , its branch Hauppauge Digital Europe Ireland and Hauppauge Digital Europe Sarl’s  wholly-owned subsidiaries, Hauppauge Digital Asia Pte Ltd,  Hauppauge Computer Works, GmbH, Hauppauge Computer Works, Ltd., and Hauppauge Computer Works . All inter-company accounts and transactions have been eliminated.

Nature of Business

Hauppauge Digital, Inc. is a developer of analog and digital TV tuner products for the personal computer market. Through its Hauppauge Computer Works, Inc. and Hauppauge Digital Europe Sarl subsidiaries, the Company designs, develops, manufactures and markets analog, digital and other types of  TV tuners that allow PC users to watch television on a PC screen in a resizable window, and enables the recording of TV shows to a PCs hard disk, digital video editing, video conferencing, and the display of digital media stored on a computer to a TV set via a home network. The Company,  incorporated in Delaware in August 1994,  is headquartered in Hauppauge, New York, with administrative offices in Luxembourg, Ireland and Singapore and with sales offices in Germany, London, Paris, The Netherlands, Sweden, Italy, Spain, Singapore, Taiwan and California.

 The Company’s products fall under three product categories:

•	Analog TV tuners
•	Digital TV tuners, and combination analog and digital TV tuners
•	Other non TV tuner products

The Company’s analog and digital TV tuner products enable, among other things, a PC user to watch TV in a resizable window on a PC.

The Company’s other non  TV tuner products enable, among other things, a PC user to video conference, watch and listen to PC based videos, music and pictures on a TV set through a home network, and record TV shows on a PC for playback on  portable video players.

Product Segment and Geographic Information

The Company operates in one business segment, which is the development, marketing and manufacturing of analog and digital TV tuner products for the personal computer market. The products are similar in function and share commonality of component parts and manufacturing processes.  The Company’s products are either sold, or can be sold, by the same retailers and distributors in the Company’s  marketing channel. The Company also sells the Company’s  TV tuner products directly to PC manufacturers. The Company evaluates its product lines under the functional categories of analog TV tuners, digital TV and combination digital and analog TV tuners and other non TV tuner products.  Sales by functional category are as follows:

	Twelve months ended September 30,
	2008	2007	2006
Product line sales
Analog sales	$10,561,536	$45,571,132	$62,767,575
Digital	74,371,847	63,385,218	33,075,913
Other non TV tuners products	4,767,645	1,939,660	1,818,838

Total sales	$89,701,028	$110,896,010	$97,662,326

The Company sells its product through a domestic and international network of distributors and retailers. Net sales to international and domestic customers were approximately 52% and 48%, 44% and 56%, and 54% and 46%  of total sales for the years ended September 30, 2008, 2007 and 2006, respectively.

Net sales to customers by geographic location consist of:

	Years ended September 30,
Sales to:	2008	2007	2006
The Americas	48%	56%	46%
Northern Europe	9%	12%	18%
Southern Europe	14%	8%	9%
Central and Eastern Europe	26%	21%	24%
Asia	3%	3%	3%

Total	100%	100%	100%

Net long lived assets located in the United States, Europe and Asia locations were approximately 74%, 16% and 10% of total net  long lived assets, respectively, at September 30, 2008, and 75%, 15% and 10% , respectively , at September 30, 2007.

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

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency.  Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end.  Income statement accounts are translated at the  average rate during the year. Translation adjustments arising from the translation to U.S. Dollars at differing exchange rates  are included in the accumulated other comprehensive income (loss) account in stockholders’ equity.  Gains and losses resulting from  transactions that are denominated in currencies other than Euros are included in earnings as a component of other income.  The Company had a translation loss of $1,257,918 recorded on the balance sheet  as of September 30, 2007. For the twelve months ended September 30, 2008 the Company  recorded on the balance sheet deferred translation losses of $2,088,408 resulting in a translation loss of $3,346,326 recorded as a component of accumulated other comprehensive income as of  September 30, 2008.

Derivatives and Hedging Activities

For each of the  three fiscal years ended September 30, 2008, 2007 and 2006, at least 40 % of the Company’s sales were generated by its European subsidiary and were invoiced  and collected  in local currency, which was primarily the Euro. On the supply side, since the Company  predominantly deals with North American and Asian suppliers and contract manufacturers,  approximately  90% of the Company’s inventory required to support its  European sales are purchased and paid in U.S. Dollars. The combination of sales billed in Euros supported by inventory purchased in U.S. dollars results in an absence of a natural local currency hedge. Consequently, the Company’s financial results are subject to market risks resulting from the fluctuations in the Euro  to  U.S. Dollar exchange rates.

The Company attempts to reduce these risks by entering into foreign exchange forward contracts with financial institutions. The purpose of these forward contracts is to hedge the foreign currency market exposures underlying the U.S. Dollar denominated inventory purchases  required  to support its European sales.

The Company does not try to hedge against all possible foreign currency exposures because of the inherent difficulty in estimating   the volatility of the Euro.  The contracts the Company procures are specifically entered into to as a hedge against forecasted or  existing   foreign currency exposure.  The Company does not enter into contracts for speculative purposes. Although the Company maintains these programs to reduce the short term impact of changes in currency exchange rates,  long term strengthening or weakening of the U.S. Dollar  against the Euro impacts  the Company’s sales, gross profit, operating income and retained earnings. Factors that could impact the effectiveness of the Company’s hedging program are:

•	volatility of the currency markets
•	availability of hedging instruments
•	accuracy of the Company’s inventory forecasts

Additionally, there is the risk that foreign exchange fluctuations will make the Company’s  products less competitive in foreign markets, which would substantially reduce  the Company’s  sales.

As of September 30, 2008, the Company had foreign currency contracts outstanding of approximately $14,359,000 against the delivery of the Euro. These contracts expire each month through February 2009.

The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive loss ”, which amounted to losses of $16,544 and  $68,503 as of September 30, 2008 and 2007, respectively.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash,  receivables and accounts payable, approximate fair value as of September 30, 2008 and 2007 because of the relatively short term maturity of these instruments.

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

	Years ended September 30,
	2008	2007	2006
Weighted average Common Stock outstanding-basic	9,969,939	9,862,655	9,593,050
Common Stock equivalents-stock options	-	505,120	426,464
Weighted average shares outstanding-diluted	9,969,939	10,367,775	10,019,514

Options to purchase 1,767,744, 540,250 and 193,856  shares of Common Stock at prices ranging $1.05  to $8.75,  $4.67 to $8.75 and 4.13 to $8.75,  respectively, were outstanding as of September 30, 2008, 2007 and 2006, respectively, but were not included in the computation of diluted net income  per share of Common Stock  because they were anti-dilutive.

Stock Based Compensation

The Company follows SFAS No. 123R, “Share-Based Payments”  where  the fair value of stock options are determined using the Black-Scholes valuation model  and such fair value is recognized as an expense over the service period, net of estimated forfeitures.

The Company had as of September 30, 2008 options issued from four incentive option plans and one non qualified option plan. These options typically vest over a period of four to five years. Options granted subsequent to the Company’s October 1, 2005 adoption of SFAS 123R have a contract term of 10 years and  the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions based on historical data of the Company’s stock

Stock option grant assumptions:	2008	2007	2006
Weighted average fair value of grants	$1.02	$3.40	$1.89
Risk free interest rate	4.25%	4.25%	4.25%
Dividend yield	-	-	-
Expected volatility	50%	50%	50%
Expected life in years	7	7	7

As of September 30, 2008, there was $1,302,413 of total unrecognized compensation expense net of estimated forfeitures, related to non-vested share based compensation arrangements which is expected to be recognized over a weighed average period of 3.75 years. The total fair value of shares vested during the  years ended September 30, 2008,  2007 and 2006 was $795,912 and $501,868 and $356,286.  For September 30, 2008, 2007 and 2006  stock compensation expense of $522,168,  $316,292 and $263,363 have been recorded to SG&A expense and $273,744, $185,576 and $92,923 have been recorded to research and development expense.

In recognition that stock compensation is a non-cash expense, the effect of expensing options had no affect on the Company’s cash flow.  However, it was reflected in the Company’s cash flow statement as a non-cash item which was added back in the determination of cash flows from operating activities.

A summary of the Company’s  non-vested shares as of September  30, 2008 and changes during the twelve months ended September  30, 2008 is presented below:

		Weighted
		Grant date
	Shares	Fair value
Non-vested as of October 1, 2007	691,875	$2.98
Granted	144,500	1.02
Vested	(215,232)	2.30
Non-vested as of September 30, 2008	621,143	$2.76

Accrued expenses- licensing fees

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

Recent Accounting  Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt these new requirements in its first quarter of fiscal 2010.  Management does not expect SFAS No. 160 to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB approved the issuance of SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions for SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  Early adoption is not permitted. SFAS No. 141R is effective for the Company beginning in the first quarter of fiscal 2010.  The Company is evaluating the impact of SFAS No. 141R on its results of operations and financial condition.

In September 2006, the FASB issued Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value and expands disclosures regarding assets and liabilities measured at fair value.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company’s first quarter of fiscal 2010.  The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company’s first quarter of fiscal 2009.  The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities- An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.

Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

2.	Accounts receivable
Receivables consist of:

•	Trade receivables from sales to customers
•	Receivables pertaining to component parts purchased from the Company by its contract manufacturers which are excluded from sales
•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by the Company’s Asian and European locations
•	Allowances, consisting of sales and bad debt
•	Other minor non trade receivables

Attached below is a listing  by category of the Company’s accounts receivable as of September 30, 2008 and 2007.

	As of September 30,
Receivable detail:	2008	2007
Trade receivables	$11,668,214	$19,324,565
Allowances and reserves	(4,735,814)	(4,285,814)
Net trade receivables	6,932,400	15,038,751
Receivable from contract manufacturers	1,795,225	6,673,021
GST and VAT taxes receivables	484,086	1,912,492
Other	36,746	43,562
Total other non trade receivables	$2,316,057	$8,629,075

3.  Inventories

Inventories consist of the following:

	September 30,
	2008	2007
Component Parts	$4,561,140	$6,298,489
Finished Goods	7,675,026	7,223,375
	$12,236,166	$13,521,864

4. Property, Plant and Equipment

The following is a summary of property, plant and equipment:

	September 30,
	2008	2007
Office Equipment and Machinery	$3,492,520	$3,151,570
Leasehold Improvements	115,870	115,971
	3,608,390	3,267,541
Less: Accumulated depreciation and amortization	(2,839,102)	(2,522,420)
	$769,288	$745,121

Depreciation and amortization  expense totaled  $ 266,858, $ 213,207 and  $195,080 for the  years ended September 30, 2008,  2007 and 2006, respectively.

5.  Accrued Expenses – Licensing Fees

The Company recognizes and estimates the amount of licensing fees owed to third parties based on products sold that include software and technology licensed from these third parties.  The following is a summary of the changes in the Company’s accrued expenses – licensing fees for the years ended September 30, 2008 and 2007:

Balance as of September 30, 2006	$5,481,005
Deduct licenses paid	(2,544,491)
Add licenses accrued	2,890,842
Balance as of September 30, 2007	$5,827,356
Deduct licenses paid	(1,190,320)
Add licenses accrued	3,315,208
Balance as of September 30, 2008	$7,952,244

During fiscal year 2008, the Company identified $1,462,661 of license accrual amounts that were no longer considered to be owed to third parties.  Certain amounts should have been adjusted in a prior year however no such adjustments were made in that prior year.  As a result, the Company recorded a correction of an error in the first quarter of 2008, which resulted in a decrease to accrued expenses - licensing fees and a decrease to cost of sales of approximately $273,000. This adjustment was a correction to a period prior to those presented herein. The Company did not deem this adjustment to be material to any prior years based upon both quantitative and qualitative factors.  This matter was not corrected for periods prior to October 1, 2008 due to the immateriality of the effects of this in earlier years.  In addition the Company reduced its accrued expenses – licensing fees by approximately $1,190,000 relating to amounts that were previously accrued for and were now considered to no longer represent an accrued expense for the Company due to a change in the Company’s estimate.

6. Income Taxes

The Company’s income tax provision consists of the following:

	Years ended September 30,
	2008	2007	2006
Current tax expense:
State income taxes	$25,000	$38,000	$20,000
Foreign income taxes	267,422	146,767	110,240
Federal income taxes due to AMT	-	108,343	60,000
Total current tax expense	292,422	293,110	190,240
Deferred tax (benefit)
Federal	(474,206)	(1,351,695)	-
State	(55,789)	(138,994)	-
Total tax provision (benefit)	$(237,573)	$(1,197,579)	$190,240

Components of deferred taxes are as follows:

	Years ended September 30,
	2008	2007

Net operating loss foreign	$475,693	$475,693
Sales reserve	380,764	380,764
US Inventory obsolescence	874,000	520,600
Allowance for bad debts	338,200	167,200
Vacation accrual	24,588	24,588
Warranty reserve	9,158	9,158
263 A inventory capitalization	83,517	55,114
Depreciation	4,834	7,122
Goodwill	135,376	155,896
AMT credit	170,247	170,247
R&D credit	407,971	407,971
Subtotal	2,904,348	2,374,353
Valuation allowance	(883,664)	(883,664)
Net deferred tax assets	$2,020,684	$1,490,689

The deferred tax assets and the offsetting tax valuation allowance is attributable to the Company’s domestic operations. For the  three  fiscal years ended September 30, 2007 the Company’s domestic operation has had taxable income.  As of September 30, 2007, the Company  evaluated the  future realization of the Company’s deferred tax assets and the corresponding valuation allowance. The Company took into consideration:

•	the taxable income of the Company’s domestic operations for the last three years
•	anticipated taxable income for fiscal 2008
•	the utilization in fiscal 2007 of the remainder of the Company’s domestic net operating loss carry forward

After evaluating the circumstances listed above, it was the Company’s opinion to reduce the deferred tax valuation allowance by $3,010,253, resulting in a tax benefit for fiscal 2007 of $1,490,689.

As of September 30, 2008, the Company had utilized all of  the Company’s  unrestricted domestic net operating losses.   As of September 30, 2008 the Company had  tax credit carry forwards for research and development expenses totaling $408,000 (which expire between 2010 and 2014) which have a full valuation allowance recorded against them.

No provision has been made for income taxes on substantially all of the undistributed earnings of the Company’s foreign subsidiaries of approximately $14,349,433 at September 30, 2008 as the Company intends to indefinitely reinvest such earnings.

The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the Federal statutory income tax rate of 34% to the income before income tax is attributable to the following:

	Years ended September 30,
	2008	2007	2006

Income tax expense at federal statutory rate	$(1,130,759)	$1,396,654	$883,950
Increase (decrease) in deferred income tax valuation allowance	-	(3,010,253)	(909,928)
Change in estimate of prior year income taxes	79,438	42,674	137,108
Permanent differences-life insurance	1,360	4,420	2,550
Permanent differences-compensation expense	270,610	170,635	-
Permanent differences-other	1,700	(49,594)	1,190
State income taxes, net of federal benefit	(39,289)	(53,376)	108,982
Foreign earnings taxed at rates other than the federal statutory rate	544,782	301,261	(33,612)
Other	34,585	-	-
Taxes (benefit) on income	$(237,573)	$(1,197,579)	$190,240

The Company’s Luxembourg corporation  functions as the entity which services the Company’s European customers. The Company has separate domestic and foreign tax entities, with the  Luxembourg entity paying a royalty fee to the Company’s domestic operation for use of the Hauppauge name.

Net of royalty fees charged to the Company’s European subsidiary,  the Company’s domestic operation incurred a pretax loss of $2,509,998 for the year ended September 30, 2008  and a pre tax profit of  $3,632,459 and $2,134,157, respectively, for the years ended September 30, 2007 and 2006.  The Company’s international operations had pretax net income (loss) net of royalty fees of $(815,764), $475,346 and $465,695, respectively, for the years ended September 30, 2008, 2007 and 2006.

7. Stockholders’ Equity

a.  Treasury Stock

The Company’s Board of Directors approved a stock repurchase program which allows for the repurchase of 1,200,000 shares under the plan.  As of  September  30, 2008, the Company  held 759,579  treasury shares purchased for $2,404,337 at an average purchase price of approximately $3.17 per share

b. Stock Compensation Plans

In August 1994, the Company adopted an Incentive Stock Option Plan ("ISO"), as defined in section 422(A) of the Internal Revenue Code. Pursuant to the ISO,  400,000 options may be granted for up to ten years with exercise prices at  the fair market value of the Common Stock at the date of the grant, subject to adjustment as provided in the plan.  As of  September 30, 2008, 2007 and  2006, 33,867, 33,867 and 45,867 options were outstanding, respectively,  ranging in prices from $1.35 to $2.54.

On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company’s stockholders on March 5, 1996. The 1996 Non-Qualified Plan authorizes the grant of 500,000 shares of Common Stock, subject to adjustment as provided in the plan. The plan terminated on March 5, 2006. This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code. There are various tax benefits which could accrue to the Company upon exercise of non-qualified stock options that may not be available to the Company  upon exercise of qualified incentive stock options. The purpose of the plan is to provide the Company greater flexibility in rewarding key employees, consultants, and other entities without burdening the Company’s cash resources. As of September 30, 2008, 2007 and 2006, 186,975, 248,975 and 285,975 options ranging in prices from $1.08  to $4.13 were outstanding under the 1996 Non-Qualified Plan.

On December 17, 1997, the Company’s Board of Directors adopted and authorized a new incentive stock option plan (“1997 ISO”) pursuant to section 422A of the Internal Revenue Code.   This plan was approved by the Company’s stockholders at the Company’s  March 12, 1998 annual stockholders’ meeting. The 1997 ISO plan as adopted authorizes the grant of up to 700,000 shares of Common Stock, subject to adjustment as provided in the plan. This plan terminated on December 16, 2007. The option terms may not exceed ten years. Options cannot be granted at less than 100% of the market value at the time of grant. Options granted to employees who own more than 10% of the Company’s outstanding Common Stock cannot be granted at less than 110% of the market value at the time of grant. As of September 30, 2008, 2007 and 2006, 270,610, 300,960 and 375,785 options were outstanding with exercise prices from $1.08 to $ 8.75.

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

The 2000 plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options.  Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company’s combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors, or a committee thereof, and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000.  As of September 30, 2008, 2007 and 2006, 202,667,  208,667and 259,142 options were outstanding  from this plan ranging in prices from   $1.05 to $ 5.78.

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

The 2003 Plan as adopted reserves up to 500,000 shares of Common Stock to be issued pursuant to stock options grants or other awards, subject to adjustment for any merger, reorganization, consolidation, recapitalization, stock dividend, stock split or any other changes on corporate structure affecting the Common Stock.  All of the Common Stock which may be awarded under the 2003 Plan may be subject to delivery through Incentive Stock Option Plans. The 2003 Plan will be administered by the Board of Directors or a Committee thereof composed of two or more members who are non-employee Directors (the “Committee”).  Grants of awards under the 2003 Plan to non-employee Directors require the approval of the Board of Directors. On September 5, 2006 the Company’s Board of Directors approved an amendment which increased the number of shares of Common Stock  authorized and reserved for issuance under the plan by an additional 1,000,000 shares. The amendment was approved by the Company’s stockholders at the Company’s  October 17, 2006 Annual Stockholders Meeting.

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

This plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options.  Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company’s combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000. Any fair value at the time of grant that exceeds $100,000 in any calendar year will not be deemed as incentive stock options.    As of September 30, 2008,  2007 and 2006, 1,073,625,  932,125 and 468,000 were outstanding from this plan ranging in prices from   $1.64 to $ 7.45.

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

The Company’s Board of Directors  on May 9, 2000 adopted the Employee Stock Purchase Plan. This plan was approved by the Company’s  stockholders’ at the Company’s July 18, 2000 annual stockholders’ meeting. This plan is intended to provide the Company’s full- time employees an opportunity to purchase an ownership interest in the Company through the purchase of Common Stock. The Company had reserved 100,000 shares of  Common  Stock for issuance under the plan. This plan is to be administered by the Board of Directors. Employees who have completed six months of employment and who work more than 20 hours per week for more than five months in the year are eligible to participate in the plan.  The employee may elect to payroll deductions up to 10% per pay period. The purchase price shall either be the lower of 85% of the closing price on the offering commencement date or the offering termination date. No employee will be granted an option to purchase shares of Common Stock if such employee would own shares or holds options to purchase shares which would cause the employee to own more than 5% of the combined voting power of all classes of stock.  Non-employees are not eligible to participate. The plan’s initial termination date was December 31, 2003.  The maximum number of shares that may be issued in any quarterly offering is 10,000, plus un-issued shares from prior offerings whether offered or not. At the Company’s September 6, 2002 stockholders’ meeting, the Company’s stockholders’ approved an increase in shares reserved under this plan to 180,000, and extended the plan termination date to December 31, 2004.   At the Company’s  September 27, 2004 stockholders’ meeting the Company’s stockholders’ approved an increase in shares reserved under this plan to 260,000, and extended the  plan termination date to December 31, 2006.   On May 25, 2006 the Company’s Board of Directors approved a third amendment to the plan increasing the number of shares available to 420,000 and extending the expiration date of the plan to December 31, 2010.  The amendment was approved by the Company’s  stockholders’ at the Company’s  October 17, 2006 annual stockholders’ meeting.   As of September 30, 2008, 2007 and 2006, 175,324, 155,409 and 142,736 shares of Common Stock were purchased under this plan.

A summary of the  status of  the  Company’s fixed options plans as of September 30, 2008, 2007 and 2006 and changes during the years ending those dates is presented below:

					Weighted
		Weighted		Weighted	average
		Average		Average	contracted	Aggregate
		Exercise	Non	Exercise	term	intrinsic
	ISO	Price	Qualified	Price	(years)	Value
Balance at September 30, 2005	1,159,119	$2.91	332,975	$4.02
Granted	136,000	3.40	50,000	3.38
Exercised	(87,462)	1.61	(24,935)	1.38
Forfeited	(58,863)	3.28	(12,065)	1.50
Balance at September 30, 2006	1,148,794	$3.05	345,975	$4.24
Granted	510,250	5.98	-	3.38
Exercised	(183,425)	2.25	(37,000)	3.10
Balance at September 30, 2007	1,475,619	$4.16	308,975	$3.24
Granted	144,500	1.79	-	-
Forfeited	-	-	(28,550)	2.36
Exercised	(39,350)	2.29	(93,450)	2.36
Balance at September 30, 2008	1,580,769	$3.99	186,975	$3.53	5.76	$(4,731,394)
Options exercisable at September 30, 2008	959,626	$3.44	186,975	$3.53	5.28	$(2,553934)

The aggregate intrinsic value of options exercised during the years  ended September 30, 2008 and 2007 was approximately $309,000 and $1,002,000.

The following table summarizes information about stock options outstanding at September 30, 2008:

Options Outstanding
Range of		Weighted Average	Weighted	Options Exercisable	Weighted
Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life (in years)	Exercise Price	Exercisable	Exercise Price
$1.35	10,000	0.10	$1.35	10,000	$1.35
1.87	3,200	0.24	1.87	3,200	1.87
2.07	9,000	0.57	2.07	9,000	2.07
2.54	40,000	0.67	2.54	40,000	2.54
2.25	8,200	0.45	2.25	8,200	2.25
3.87	10,000	0.53	3.87	10,000	3.87
3.94	92,402	0.33	3.94	92,402	3.94
2.82	60,000	0.16	2.82	60,000	2.82
8.75	20,000	0.64	8.75	20,000	8.75
5.25	41,900	0.83	5.25	41,900	5.25
5.78	34,600	1.80	5.78	34,600	5.78
4.13	37,500	2.08	4.13	37,500	4.13
1.38	43,050	1.25	1.38	43,050	1.38
1.05	48,000	3.00	1.05	48,000	1.05
3.05	40,000	4.75	3.05	40,000	3.05
1.08	146,267	3.04	1.08	146,267	1.08
3.02 to 3.64	159,125	5.85	3.02 to 3.64	137,375	3.02 to 3.64
4.45	30,000	5.50	4.45	30,000	4.45
4.40	16,000	5.75	4.40	16,000	4.40
4.62	70,000	6.43	4.62	100,000	4.62
3.56	90,250	6.88	3.56	42,857	3.56
3.19 to 3.21	93,500	7.04	3.19 to 3.21	64,500	3.19 to 3.21
4.67	10,000	6.16	4.67	7,500	4.67
5.72	144,750	8.04	5.72	57,750	5.72
4.96	200,000	8.17	4.96	40,000	4.96
7.45	165,500	8.75	7.45	6,500	7.45
1.64 to 4.39	144,500	9.42	1.64 to 4.39	-	1.64 to 4.39
	1,767,744			1,146,601

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

8. Significant Customer Information

For fiscal 2008, the Company had one customer, Hon Hai Precision Industry Co. LTD, that accounted for approximately 16% of our sales.  For fiscal  2007, the Company had two customers, Hon Hai Precision Industry Co. LTD and Asustek Computer Inc., which accounted for approximately  24%  and 14%, respectively, of thte Company’s sales.  For fiscal  2006, we had no single customer which accounted for more than 10% of our net sales.

As of September 30, 2008,  the Company had thirty two customers who accounted for 88% of the net accounts receivable  and twenty two  customers who  accounted for 90%  of the Company’s  net accounts receivable as of September 30, 2007.

9.  Related  Party Transactions

The Company  occupies a facility located at 91 Cabot Court, Hauppauge, New York  for its executive offices and for the testing, storage and shipping of its products.  Hauppauge Computer Works, Inc., (“HCW”) leases  the premises (the “1990 Lease”), from Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, the Company’s  President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer  and a stockholder  of the Company,  Dorothy Plotkin, the wife of Kenneth Plotkin  and a stockholder of the Company  and Laura Aupperle, the widow of  Kenneth Aupperle, a founder and former President of the Company.  The Company is obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease.

The Lease ends on August 31, 2011 and call for base  rent in the first year of the term of $300,000, payable monthly in the amount of $25,000. Rent is subject to an annual increase of 3% over the term. The execution of the Lease Amendment was approved by our Board of Directors, following the recommendation of our Audit Committee. HCW is obligated to pay for utilities, repairs to the Premises, and taxes during the term.

The  Company  had  amounts  payable to this  related  party for  unpaid  rent of $48,667 and  $108,667 as of September 30, 2008 and 2007,  respectively.  Rent expense to related parties and non related third parties totaled approximately $687,000, $639,000 and $597,000 for the years ended September 30, 2008,  2007 and 2006 respectively. The Company pays the real estate taxes and it is responsible for normal building maintenance.

Minimum annual lease payments to related parties and unrelated third parties are as follows:

Years Ended September 30,

2009	$610,721
2010	511,818
2011	479,570
2012	85,026
2013	0
Total	$1,687,135

10.  Litigation

In the normal course of business the Company is party to various claims and/or litigation.  To the best of its knowledge management believes that there is currently no material litigation  which, considered in the aggregate  would  have a material adverse effect on the Company’s financial position and results of operations.

11.  Quarterly Information (Unaudited)

The following presents certain unaudited quarterly financial data:

	(In thousands, except per share data)
					Net Income	Net Income
			Operating	Net	(Loss)	(Loss)
	Net	Gross	Income	Income	Per Share	Per Share
Fiscal 2008	Sales	Profit	(loss)	(loss)	Basic	Diluted
First quarter (1)	$37,047	$8,141	$2,675	$2,463	$0.25	$0.24
Second quarter	17,513	3,339	(1,590)	(1,525)	$(0.15)	$(0.15)
Third quarter	19,416	3,848	(1,117)	(1,118)	$(0.12)	$(0.12)
Fourth quarter	15,725	2,354	(3,323)	(2,908)	$(0.29)	$(0.29)

	(In thousands, except per share data)
					Net Income	Net Income
	Net	Gross	Operating	Net	Per Share	Per Share
Fiscal 2007	Sales	Profit	Income	Income	Basic	Diluted
First quarter	$29,919	$6,818	$2,262	$2,203	$0.23	$0.22
Second quarter	29,892	5,644	1,343	1,277	$0.13	$0.12
Third quarter	23,540	4,607	215	181	$0.02	$0.02
Fourth quarter	27,545	5,175	276	1,644	$0.17	$0.16

As the Company’s sales are  primarily to the consumer market the Company has experienced certain seasonal revenue trends. The Company’s products, which are primarily sold through distributors and retailers, have historically been stronger  during the Company’s first fiscal quarter (October to December), which due to the holiday season is a strong quarter for computer equipment sales. In addition, the Company’s international sales, mostly in the European market, were 52%, 44% and 54% of sales for the years ended September 30, 2008, 2007 and 2006, respectively. Due to this, the Company’s sales for its fourth fiscal quarter (July to September) can be potentially impacted by the reduction of activity experienced with Europe during the July and August summer holiday period.

(1)  During the first quarter of the fiscal year ended September 30, 2008 the Company increased its inventory reserve by approximately $930,000 which was due to the expected loss of a customer program and the continued decreases in the analog product market.  The Company also decreased its accrued licensing fees in this quarter by approximately $1,100,000 due to an $827,000 change in estimate and a $273,000 correction of an error.

As of September 30, 2007, the Company evaluated the future realization of its deferred tax assets and its corresponding valuation allowance. The Company took into consideration the taxable income of the Company’s  domestic operations  for the last  three  years,  anticipated taxable income for  fiscal 2008 and  the utilization in fiscal 2007 of the remainder of the Company’s net operating loss carry forward.  After evaluating the circumstances listed above, it was the Company’s opinion to reduce the deferred tax valuation allowance by $3,010,253, which was reduced by deferred tax expense, resulting in a tax benefit for fiscal 2007 of $1,490,689.  The remaining valuation allowance relates to certain research and development credits and foreign net operating losses whose realization is not likely.

12.  Subsequent events

Effective December 24, 2008, pursuant to an Asset Purchase Agreement, dated as of October 25, 2008, as amended by that certain Amendment No. 1 to the Asset Purchase Agreement (the “Amendment”) (together with the Amendment, the “Asset Purchase Agreement”), PCTV Systems, Sarl, a Luxembourg company (“Buyer”) and a wholly-owned subsidiary of ours, acquired certain assets and properties (the “Acquired Assets”) of Avid Technology, Inc. (“Avid”), a Delaware corporation, Pinnacle Systems, Inc., a California corporation (“Pinnacle”), Avid Technology GmbH, a limited liability company organized under the laws of Germany, Avid Development GmbH, a limited liability company organized under the laws of Germany, and Avid Technology International BV (collectively, the “Sellers”).  The purchase price consisted of $2,500,000 payable in cash; $2,500,000 payable pursuant to Promissory Note, dated December 24, 2008, made payable by the Buyer to Avid (the “Note”) and the assumption of certain liabilities.  In connection with the transaction, the Buyer or one or more of its affiliates are employing certain employees and occupying certain facilities located in Braunschweig, Germany.  Pursuant to the terms of the Asset Purchase Agreement, it is contemplated that we and the Buyer  will also receive certain audited historical financial statements of the Sellers.  The Acquired Assets are used by the Sellers in the business of, among other things, the development, manufacture and sale of personal devices containing a television tuner for receiving over-the-air, satellite and/or cable television signals that are used in conjunction with personal computers for personal television viewing.

The principal amount due pursuant to the Note is payable in 12 equal monthly installments of $208,333.33, with the first such payment due and payable on January 24, 2009.   Interest on the outstanding principal amount of the Note is payable at a rate equal to (i) from December 24, 2008 until the Maturity Date (as defined in the Note), five percent (5%), (ii) from and after the Maturity Date, or during the continuance of an Event of Default (as defined in the Note), at seven percent (7%).  Pursuant to the terms of the Note, the Buyer and its affiliates are prohibited from (i) declaring or paying any cash dividend, or making a distribution on, repurchasing, or redeeming, any class of stock or other equity or ownership interest in the Buyer or its affiliates, (ii) selling, leasing, transferring or otherwise disposing of any assets or property of the Buyer or any of its affiliates, or attempting to or contracting to do so, other than (a) the sale of inventory in the ordinary course of business and consistent with past practice, (b) the granting of non-exclusive licenses of intellectual property in the ordinary course of business and consistent with past practice and (c) the sale, lease, transfer or disposition of any assets or property (other than the Acquired Assets) with a value not to exceed $500,000 in the aggregate, or (iii) dissolving or liquidating, or merging or consolidating with any other entity, or acquiring all or substantially all of the stock or assets of any other entity.

In connection with the transactions contemplated by the Asset Purchase Agreement, the Buyer, Hauppauge Digital Europe Sarl (“HDES”), and Hauppauge Computer Works, Inc. (“HCW”), each a wholly-owned subsidiary of ours (collectively, the “Subsidiaries”) and the Sellers entered into a Transition Services Agreement, dated December 24, 2008 (the “TSA”), pursuant to which, among other things, the parties agreed to provide each other with certain services relating to infrastructure and systems, order processing and related matters and systems transition and related matters (the “Services”), as set forth in detail in the TSA.  The fees for such Services are set forth in the TSA.  The term of the TSA shall be until the earlier to occur of (i) 18 months following the Closing or (ii) termination of the last of the Services to be provided pursuant to the TSA.  The TSA may be terminated by the Subsidiaries at any time upon thirty (30) days prior written notice to the Sellers and may be terminated with respect to any particular Service to be provided pursuant to the TSA upon ten (10) days prior written notice to Seller.

Further, Avid, Avid Technology International BV (collectively, the “Consignor”), and HCW and HDES (collectively, the “Consignee”) entered into an Inventory and Product Return Agreement, dated December 24, 2008 (the “Inventory Agreement”).  Pursuant to the terms of the Inventory Agreement, the Consignor is obligated to deliver the Consigned Inventory (as defined in the Inventory Agreement) to the Consignee and the Consignee is obligated to, as applicable, fill orders from products held as Consigned Inventory before filling any such orders with products or inventory other than the Consigned Inventory.  Upon the sale of Consigned Inventory by the Consignee, the Consignee has agreed to pay the Consignor for such Consigned Inventory as follows: (i) if Consignee sells Consigned Inventory for a price equal to or greater than Consignor’s Cost (as defined in the Inventory Agreement) for such Consigned Inventory, then Consignee has agreed to pay Consignor an amount equal to one hundred percent (100%) of the Consignor Cost for such Consigned Inventory; or (ii) if Consignee sells Consigned Inventory for a price less than the Consignor Cost for such Consigned Inventory, then Consignee has agreed to pay Consignor an amount equal to eighty percent (80%) of the sales price for such Consigned Inventory.  The term of the Inventory Agreement expires 18 months from the date of execution.

In connection with the transactions contemplated by the Asset Purchase Agreement, Avid, Pinnacle and the Buyer also entered into an Intellectual Property License Agreement, dated December 24, 2008 (the “IP Agreement”).  Pursuant to the terms of the IP Agreement, Avid and Pinnacle have granted the Buyer certain irrevocable, personal, non-exclusive, worldwide, fully paid, royalty-free and non-transferable licenses to certain copyrights and other intellectual property rights owned by Avid, Pinnacle and their respective subsidiaries, subject to certain termination provisions as set forth in the IP Agreement.

13.  Line of credit

On December 12, 2008, Hauppauge Computer Works, Inc. (“HCW”), a wholly-owned subsidiary of ours, executed a Fourth Amended and Restated Promissory Note (the “Fourth Amendment”) to the order of JPMorgan Chase Bank, N.A. (the “Bank”). The Fourth Amendment modified the terms and conditions of that certain Promissory Note dated December 1, 2005, executed by HCW and made payable to the order of the Bank (the “Note”), as amended by an Amended and Restated Promissory Note dated March 31, 2006, as further amended by a Second Amended and Restated Promissory Note dated February 28, 2007 and as further amended by a Third Amended and Restated Promissory Note dated March 31, 2008.  The Fourth Amendment, among other things, reduces the amount HCW is authorized to borrow from the Bank from a principal amount of up to Five Million Dollars ($5,000,000) to a principal amount of up to Seven Hundred Thousand Dollars ($700,000), based upon borrowings made under the Fourth Amendment which may be made from time to time by HCW (each, a “Loan”).  The Fourth Amendment matures on March 31, 2009 (the “Maturity Date”) and principal payments are due on the Maturity Date, and thereafter on demand.  Until the Maturity Date, Loans made under the Amendment bear interest annually at HCW’s option of (i) the Eurodollar Rate (as defined in the Fourth Amendment) (each, a “Eurodollar Loan”) or (ii) the Prime Rate (as defined in the Fourth Amendment) minus one percent (1.0%) (each, a “Prime Loan”).  Interest is payable with respect to each Eurodollar Loan at the end of one month after the date of such Loan (the “Interest Period”), provided that, upon the expiration of the first Interest Period and each Interest Period thereafter, each Eurodollar Loan will be automatically continued with an Interest Period of the same duration, unless HCW notifies the Bank that it intends to convert a Eurodollar Loan to a Prime Loan or if the Bank is prohibited from making Eurodollar Loans, and with respect to each Prime Loan the last day of each calendar month during the term of the Fourth Amendment and on the date on which a Prime Loan is converted to a Eurodollar Loan, until such Loan(s) shall be due and payable. Interest due after the Maturity Date shall be payable at a rate of three percent (3%) per annum over the Prime Rate.

In connection with the Fourth Amendment, we agreed that all of the terms and conditions of (i) our Guaranty as entered into with the Bank, dated as of December 1, 2005, and (ii) the Pledge Agreement by and among us, the Bank and HCW, dated as of December 1, 2005 (pursuant to which, among other things, we granted to the Bank a first priority right of pledge on approximately two-thirds of the outstanding capital shares of Hauppauge Digital Europe Sarl), each as amended, restated, supplemented or modified, from time to time and as entered into in connection with the Note, shall remain in full force and effect and apply to the terms and conditions of the Amendment.

Further, on December 12, 2008, in connection with the Fourth Amendment, HCW entered into a Pledge Security Agreement with the Bank (the “Pledge Security Agreement”), whereby HCW grants the Bank a security interest in its certificate of deposit account held with the Bank.  The aggregate value of the Collateral (as defined in the Pledge Security Agreement) held pursuant to the Pledge Security Agreement shall not be less than Seven Hundred Thousand Dollars ($700,000) at any given time.

There were no borrowings outstanding  and $680,000 letters of credit outstanding  as of  September 30, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hauppauge Digital, Inc. and Subsidiaries
Hauppauge, New York

The audits referred to in our report dated January 9, 2009, relating to the consolidated financial statements of Hauppauge Digital, Inc. and Subsidiaries also included the audits of the financial statement schedules  for each of the three years in the period ended September 30, 2008.  These financial statement schedules are  the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion such financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole,  presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Melville, New York
January  9, 2009

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at of	Charged to Costs	Charged to Other		Bad Debt	Balance at
Description	Beginning Year	and Expenses	Accounts	Deductions	Recoveries	End of Year

YEAR ENDED SEPTEMBER 30, 2008
Reserve and allowances deducted from asset accounts :
Allowance for doubtful accounts	$440,000	$450,000	$-	$-	$-	$890,000

YEAR ENDED SEPTEMBER 30, 2007
Reserve and allowances deducted from asset accounts:
Allowance for doubtful accounts	$420,000	$20,000	$-	$-	$-	$440,000

YEAR ENDED SEPTEMBER 30, 2006
Reserve and allowances deducted from asset accounts:
Allowance for doubtful accounts	$300,000	$120,000	$-	$-	$-	$420,000

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Reserve  for Obsolete and Slow Moving Inventory

	Balance at	Charged to Costs	Charged to Other		Balance at
Description	Beginning of Year	And Expenses	Accounts	Disposals (1)	End of Year

YEAR ENDED SEPTEMBER 30, 2008
Reserve and allowances deducted from asset accounts:
Reserve for obsolete and slow moving inventory	$1,750,000	$930,000	$-	$-	$2,680,000
YEAR ENDED SEPTEMBER 30, 2007
Reserve and allowances deducted from asset accounts:
Reserve for obsolete and slow moving inventory	$1,300,000	$450,000	$-	$-	$1,750,000
YEAR ENDED SEPTEMBER 30, 2006
Reserve and allowances deducted from asset accounts:
Reserve for obsolete and slow moving inventory	$1,407,712	$265,947	$-	$(373,659)	$1,300,000

(1) Obsolete inventory disposed of

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Reserve  for sales returns

	Balance at	Charged to Costs	Charged to Other		Balance at
Description	Beginning of Year	And Expenses	Accounts	Adjustments (1)	End of Year

YEAR ENDED SEPTEMBER 30, 2008
Sales reserve deducted from sales and receivables account	$3,845,814	$3,845,814	$-	$(3,845,814)	$3,845,814
Reserve for sales returns

YEAR ENDED SEPTEMBER 30, 2007
Sales reserve deducted from sales and receivables account	$2,957,000	$3,845,814	$-	$(2,957,000)	$3,845,814
Reserve for sales returns

YEAR ENDED SEPTEMBER 30, 2006
Sales reserve deducted from sales and receivables account	$2,957,000	$2,957,000	$-	$(2,957,000)	$2,957,000
Reserve for sales returns

(1) Sales reserve adjusted per historical evaluation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAUPPAUGE DIGITAL INC.

By:	/s/ Kenneth Plotkin	Date: January 13 , 2009
KENNETH PLOTKIN
President, Chairman of the Board, Chief Executive Officer and Chief
Operating Officer (Principal Executive Officer)

By:	/s/ Gerald Tucciarone	Date: January 13 , 2009
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary (Principal Financial
And Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth Plotkin	Date: January 13 , 2009
KENNETH PLOTKIN

President, Chairman of the Board, Chief Executive Officer and Chief
Operating Officer (Principal Executive Officer) and Director

By:	/s/ Gerald Tucciarone	Date: January 13 , 2009
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary (Principal Financial
And Accounting Officer)

By:	/s/Seymour G. Siegel	Date: January 13 , 2009
SEYMOUR G. SIEGEL
Director

By:	/s/ Bernard Herman	Date: January 13 , 2009
BERNARD HERMAN
Director

By:	/s/ Robert S Nadel	Date: January 13 , 2009
ROBERT S. NADEL
Director

By:	/s/ Neal Page	Date: January 13 , 2009
NEAL PAGE
Director

By:	/s/ Christopher G/ Payan	Date: January 13 , 2009
CHRISTOPHER G. PAYAN
Director