Form 10-K/A
period 2008-09-30
HAUPPAUGE DIGITAL INC
filed 2009-01-28
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☒ Smaller reporting company

(Do not check box if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange act).

☐ Yes	☐ No

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K.  This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.  Except for the amendments described above, this Form 10-K/A does not modify or update the disclosure in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 originally filed with the Securities and Exchange Commission on January 13, 2009.

[THE REST OF THIS PAGE IS BLANK]

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held with us by each of our directors and executive officers, his age as of January 27, 2009 and the year in which each director became a director.

Name	Age	Positions and Offices Held	Year Became Director
Kenneth Plotkin	57	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director	1994
Gerald Tucciarone	53	Chief Financial Officer, Treasurer and Secretary
John Casey	52	Vice President of Technology
Bernard Herman	81	Director	1996
Robert S. Nadel	69	Director	2003
Neal Page	49	Director	2003
Christopher G. Payan	34	Director	2003
Seymour G. Siegel	65	Director	2003

Kenneth Plotkin is one of our co-founders and has served as our Chairman of the Board, Chief Executive Officer and one of our directors since our inception in 1994.  He has been our President and Chief Operating Officer since September 27, 2004 and has also served in such offices from March 14, 2001 until May 1, 2002.  Mr. Plotkin served as our Secretary until June 20, 2001 and Vice-President of Marketing from August 2, 1994 until October 16, 2005.  He holds a BS and an MS in Electrical Engineering from the State University of New York at Stony Brook.

Gerald Tucciarone joined us in January 1995 and has served as Chief Financial Officer and Treasurer since such time. He has served as our Secretary since July 25, 2005.  Prior to his joining us, Mr. Tucciarone served as Vice-President of Finance, from 1985 to 1992, with Walker-Telecommunications, Inc., a manufacturer of phones and voice-mail equipment, and from 1992 to 1995, as Assistant Controller with Chadbourne and Parke.  Mr. Tucciarone is a certified public accountant.

John Casey has been our Vice President of Technology for more than five years.

Bernard Herman has served as one of our directors since 1996, and from 1979 to 1993, Mr. Herman was Chief Executive Officer of Okidata Corp. of Mount Laurel, New Jersey, a distributor of computer peripheral products.  Since then, he has served as a consultant with reference to computer products.  He is also an Arbitration Neutral for the American Arbitration Association and the National Association of Security Dealers.

Robert S. Nadel has served as one of our directors since May 16, 2003. He is the President of Human Resources Spectrum, Inc., a management consulting firm specializing in executive and employee compensation and benefits and organizational effectiveness. From 1989 to 1991, Dr. Nadel served as Partner in Charge of the Actuarial Benefits and Compensation Practice of Deloitte and Touche, and from 1969 to 1989, he was Managing Partner of the Northeast Region for the Hay Group.  Dr. Nadel received a BBA from City College in 1959, an MS in General Psychology from Yeshiva University in 1962 and a Doctorate in Public Administration from NYU in 1968.

Neal Page has served as one of our directors since May 16, 2003.  He is the founder and Chief Executive Officer of Inlet Technologies, Inc., a development stage company, developing products for the high definition video market.  After founding Osprey Technologies in 1994, he served as corporate Vice President and General Manager of the Osprey Video Division of ViewCast Corporation from 1995 to March 2003.  From 1994 to 1998, Mr. Page held both management and engineering positions with Sun Microsystems, Inc.  From 1983 to 1988, Mr. Page developed advanced multimedia products at General Electric and Data General.  He holds Bachelor of Science and Master of Science degrees in Electrical and Computer Engineering from North Carolina State University, and has completed executive business programs at University of North Carolina's Kenan-Flagler Business School.

Christopher G. Payan has served as one of our directors since May 16, 2003.  Mr. Payan has served as the Chief Executive Officer of Emerging Vision, Inc. (“EVI”) since June 2004 and a director of EVI since March 2004.  From October 2001 until June 2004, Mr. Payan served as the Senior Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of EVI.  From April 2002 until June of 2004, Mr. Payan served as Co-Chief Operating Officer of EVI.  Mr. Payan also serves on the Board of Directors of Newtek Business Services, Inc.  From March 1995 through July 2001, Mr. Payan worked for Arthur Andersen LLP, where he provided various audit, accounting, consulting and advisory services to various small and mid-sized private and public companies in various industries.  Mr. Payan is a certified public accountant and holds a Bachelors of Science degree, graduating Cum Laude, with Honors, from C.W. Post – Long Island University.

Seymour G. Siegel has served as one of our directors since May 16, 2003.  He is a Certified Public Accountant and a principal in the Business Consulting Group of Rothstein, Kass & Company, P.C., an accounting and consulting firm.  From 1974 to 1990 he was managing partner and founder of Siegel Rich and Co, P.C., CPAs which merged into Weiser & Co., LLC, where he was a senior partner. He formed Siegel Rich Inc. in 1994, which, in April, 2000, became a division of Rothstein, Kass & Company, P.C.  Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations.  He has served as a director and member of the audit committees of Barpoint.com, Oak Hall Capital Fund, Prime Motor Inns Limited Partnership and Noise Cancellation Technologies Inc., all public companies.  He is currently a director and chairman of the audit committee of EVI, Global Aircraft Solutions, Inc. and Gales Industries Inc. He is also a member of the compensation committee of EVI and Global Aircraft Solutions, Inc.

Family Relationships

There is no family relationship among any of our executive officers and directors.

Term of Office

Each director will hold office until the next annual meeting of stockholders or until his or her successor is elected and qualified or until his/her earlier resignation, removal or death. Each executive officer will hold office until the next regular meeting of the Board of Directors following the next annual meeting of stockholders or until his or her successor is elected or appointed and qualified.

Audit Committee

The Audit Committee of the Board of Directors is responsible for (i) recommending independent accountants to the Board, (ii) reviewing our financial statements with management and the independent accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent accountants with regard to the adequacy of internal accounting controls.  The members of the Audit Committee currently are Messrs. Herman, Payan and Siegel.

Audit Committee Financial Expert

Our Board of Directors has determined that it has an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K as promulgated by the Securities and Exchange Commission.  Our audit committee financial expert is Seymour G. Siegel.  Mr. Siegel is an "independent" director based on the definition of independence Rule 4200(a)(15) of the listing standards of the Nasdaq Stock Market.]

Code of Ethics

Our Board of Directors has adopted a Code of Ethics for our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions.  You can access our Code of Ethics on our website, www.hauppauge.com, or by writing to our Secretary at our offices at 91 Cabot Court, Hauppauge, New York 11788.  We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, our Code of Ethics by posting such information on our website, www.hauppauge.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended (“Section 16”), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees and that copies of such reports be furnished to us.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations from such persons that no other reports were required, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended September 30, 2008.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for each of the fiscal years ended September 30 , 2008 and 2007 for our Chief Executive Officer, Chief Financial Officer and two other most highly compensated executive officers.

Option Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($)	All Other Compnensation (4) ($)	Total ($)

Kenneth Plotkin	2008	$189,377	$91,962	(1)	$-	$6,000	$287,339
President, Chairman of the Board, Chief Executive Officer, and Chief Operating Officer	2007	$186,675	$20,000	(2)	$112,400	$8,979	$328,054

Gerald Tucciarone	2008	$164,320	$22.000	(1)	$7,448	-	$193,768
Treasurer, Chief Financial Officer,	2007	$168,357	$20,000	(2)	$25,313	-	$213,670
and Secretary

John Casey	2008	$162,240	$12,000	(1)	$24,570	-	$198,810
Vice President of Technology	2007	$165,800	$10,000	(2)	$13,500	-	$189,300

Bruce Willins (5)	2008	$167,088	22,000	(1)	$9,300	-	$198,388
Vice President of Engineering and Product Marketing	2007	$179,731	$20,000	(2)	$5,020	-	$204,751

(1)	Based on fiscal year 2007 financial results and paid during fiscal year 2008.

(2)	Based on fiscal year 2006 financial results and paid during fiscal year 2007.

(3)
Represent the dollar amount of stock compensation expense recognized for financial reporting purposes during the applicable fiscal year computed in accordance with SFAS 123(R). See Note 6 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for a description of the assumptions used in that computation. The actual value realized with respect to option awards will depend on the difference between the market value of our common stock on the date the option is exercised and the exercise price.

(4)	Represents non-cash compensation in the form of the use of a car and related expenses, and payment of certain insurance premiums.

(5)	Bruce Willins resigned from his position as Vice President of Engineering and Product Marketing of the Company on July 25, 2008

Employment Contracts

As of January 10, 1998, following the expiration of a prior employment agreement with us, Kenneth Plotkin entered into a new employment agreement (the "1998 Employment Agreement") with us to serve in certain of our offices.  The 1998 Employment Agreement provides for a three-year term, which term automatically renews on an annual basis, unless otherwise terminated by the Board or the executive.  The 1998 Employment Agreement provides for an annual base salary of $125,000 during the first year, $150,000 during the second year, and $180,000 during the third year. For each Annual Period (as defined in the 1998 Employment Agreement) thereafter, the 1998 Employment Agreement provides that compensation shall be mutually agreed upon by the Company and the executive, said amount not to be less than that for the preceding Annual Period.

On January 21, 1998, pursuant to the 1998 Employment Agreement, (i) incentive stock options to acquire a total of 90,000 shares of our common stock were granted to Mr. Plotkin, exercisable, beginning on January 21, 1999, in increments of 33 1/3% per year at $2.544 per share, each such increment due to expire 5 years after becoming exercisable and (ii) non-qualified options to acquire a total of 60,000 shares of common stock were granted to Mr. Plotkin, exercisable immediately for a period of 10 years, which expired as of January 20, 2008.

The 1998 Employment Agreement provides for a bonus to be paid to Mr. Plotkin as follows: an amount equal to 2% of our earnings, excluding earnings that are not from operations and before reduction for interest and income taxes ("EBIT"), for each fiscal year commencing with the year ended September 30, 1998, provided that our EBIT for the applicable fiscal year exceeds 120% of the prior fiscal year's EBIT, and if not, then 1% of our EBIT.  The determination of EBIT shall be made in accordance with our audited filings with the Securities and Exchange Commission on our Form 10-K.

The 1998 Employment Agreement further provides for disability benefits, our obligation to pay the premiums on a term life insurance policy or policies in the amount of $500,000 on the life of Mr. Plotkin, owned by Mr. Plotkin or his spouse, or a trust for their respective benefit or for the benefit of their family, a car allowance of $500 per month, reasonable reimbursement for automobile expenses, and medical insurance as is standard for our executives.  Furthermore, the 1998 Employment Agreement provides that we may apply for, and own, life insurance on the life of Mr. Plotkin for our benefit, in such amount as the Board may from time to time determine; we shall pay these premiums as they become due on any such insurance policies; and all dividends and any cash value and proceeds on such insurance policies shall belong to us.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning outstanding option awards held by our named executive officers as of the fiscal year ended September 30, 2008.

OUTSTANDING EQUITY AT FISCAL YEAR END OPTION AWARDS

	Number of Securities Underlying

	Unexercised Options
Name	Exercisable		Unexercisable	Option Exercise Price ($) (1)	Option Expiration Date

Kenneth Plotkin	15,400		-	$5.25	8/3/2010
	13,840		-	$5.78	8/3/2009 to 8/31/2011
	10,000		-	$1.16	9/30/2008 to 9/30/2011
	10,000		-	$1.19	10/01/2008 to 10/1/2010
	5,000		-	$3.32	8/8/2015 to 8/8/2016
	40,000	(2)	160,000	$4.96	11/19/2017 to 11/19/2021

Gerald Tucciarone	10,000		-	$1.05	9/30/2009 to 9/30/2010
	22,500		-	$1.08	10/15/2009 to 10/15/2011
	8,000		-	$3.94	3/22/09
	20,000		-	$4.62	2/10/2017 to 2/10/2018
		(3)	30,000	$7.45	1/21/2019 to 1/21/2021
		(8)	8,000	$1.64	6/26/2021 to 6/26/2022

John Casey	10,000		-	$1.05	9/30/2009 to 9/30/2010
	30,000		-	$1.08	10/15/2008 to 10/15/2011
	16,000		-	$3.94	2/1/2008 to 2/1/2009
	20,000		-	$4.62	2/10/2017 to 2/10/2018
	4,000	(4)	12,000	$7.45	1/21/2018 to 1/21/2021
		(9)	8,000	$4.13	12/26/2019 to 12/26/2020
		(10)	5,000	$1.64	6/26/2021 to 6/26/2022

Bruce Willins	7,500	(5)	15,000	$3.21	10/16/2017 to 10/16/2019
	5,000	(6)	10,000	$3.19	10/18/2017 to 10/18/2019
	-	(7)	10,000	$7.45	1/21/2020 to 1/21/2021
		(11)	10,000	$1.64	6/26/2021 to 6/26/2022

(1)	Calculated using the closing price of our common stock on the date of the grant.

(2)	160,000 options vest to the extent of 40,000 shares on November 20, 2008, 40,000 shares on November 20, 2009; 40,000 shares on November 20, 2010; and 40,000 shares on November 20, 2011.

(3)	30,000 options vest to the extent of 10,000 shares on February 1, 2009; 10,000 shares on February 1, 2010; and 10,000 shares on February 1, 2011.

(4)	12,000 options vest to the extent of 4,000 shares on February 1, 2009; 4,000 shares on February 1, 2010; and 4,000 shares on February 1, 2011.

(5)	15,000 options vest to the extent of 7,500 shares on October 16, 2008 and 7,500 shares on October 16, 2009.

(6)	10,000 options vest to the extent of 5,000 shares on October 18, 2008 and 5,000 shares on October 18, 2009.

(7)	10,000 options vest to the extent of 5,000 shares on February 1, 2010 and 10,000 shares on February 1, 2011.

(8)	8,000 options vest to the extent of 4,000 shares on June 26, 2011 and 4,000 shares on June 26, 2012.

(9)	8,000 options vest to the extent of 4,000 shares on December 26, 2009 and 4,000 shares on December 26, 2010.

(10)	5,000 options vest to the extent of 2,500 shares on June 26, 2011 and 2,500 shares on June 26, 2012

(11)	10,000 options vest to the extent of 5,000 shares on June 26, 2011 and 5,000 shares on June 26, 2012

Termination of Employment and Change in Control Agreements

In the event of a termination of employment associated with a Change in Control of the Company, as defined in the 1998 Employment Agreement, a one-time bonus shall be paid to the executive equal to three times the amount of the executive's average annual compensation (including salary, bonus and benefits, paid or accrued) received by him for the thirty-six month period preceding the date of the Change of Control.

In the event of a Change in Control, as defined in our 1998 Incentive Stock Option Plan, options granted to the named executive officers pursuant to said plan shall become immediately vested and exercisable.  The 1998 Incentive Stock Option Plan further provides that options granted shall terminate if and when the optionee cease to be our employee or the employee of one our subsidiaries, unless (1) the optionee shall die while in our employ or the employ of one of our subsidiaries, in which case, the options shall be exercisable, as and to the extent exercisable by such person or persons as shall have acquired the optionee's rights by will or the laws of descent and distribution, but not later than one year after the date of death and not after the expiration of the specific period fixed in the option grant or (2) the optionee shall become disabled (within the meaning of section 105(d)(4) of the Internal Revenue  Code) while in our employ or the employ of one of our subsidiaries and such optionee's employment shall terminate by reason of such disability, in which case the options shall be exercisable, as and to the extent exercisable at the time of the termination of his employment, within such period as shall be set forth in the option grant, but only within one year after the termination of the optionee's employment and not after the expiration of the specific period fixed in the option grant as in effect at the time of the termination of his employment. In the event of a termination of employment associated with a Change in Control, as defined in the 2003 Performance and Equity Incentive Plan, options granted pursuant to said plan shall vest or be exercisable upon termination of an employee’s employment within 24 months from the date of the Change in Control, but only to the extent determined by the Board (or the Committee, as defined in such plan), unless the employee is terminated for Cause or the employee resigns his employment without Good Reason (as such terms are defined in the 2003 Performance and Equity Incentive Plan).

DIRECTOR COMPENSATION

The following table sets forth compensation paid to our non-employee directors for the fiscal year ended September 30, 2008.

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total

Bernard Herman	$29,000	$18,000	$3,600	$50,600
Robert S. Nadel	$34,000	$18,000	$3,600	$55,600
Christopher G. Payan	$29,000	$18,000	$3,600	$50,600
Neal Page	$29,000	$18,000	$3,600	$50,600
Seymour G. Siegel	$39,000	$18,000	$3,600	$60,600

During fiscal year 2008, each of the non-employee directors, Bernard Herman, Neal Page, Dr. Nadel, Christopher G. Payan and Seymour G. Siegel, received an annual retainer of $20,000, paid in quarterly installments in advance, and $1,500 for every Board or Committee meeting that he attended in person.  Additionally, the Chairman of the Audit Committee, Mr. Siegel, received an annual stipend of $10,000, and the Chairman of the Compensation Committee, Dr. Nadel, received an annual stipend of $5,000. In addition to their cash compensation during fiscal 2008 the non-employee directors were awarded 5,000 shares of stock valued $18,000 and a tax gross up payment of $3,600.   No additional compensation was paid to the non-employee directors for participation in telephone conferences, as said compensation was included in the annual retainer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth, to our knowledge based solely upon records available to us, certain information as of January 27, 2009 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each current director, (iii) each of the named executive officers and (iv) all current executive officers and directors as a group.

Name of Management Person and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Kenneth Plotkin
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	768,875 (1)(3)(4)	7.65%

Laura Aupperle
23 Sequoia Drive
Hauppauge, N.Y. 11788	common stock	747,392 (2)	7.44%

Dorothy Plotkin
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	551,660 (1)(4)	5.49%

John Casey	common stock	177,200 (5)	1.76%

Bernard Herman	common stock	63,994 (6)	*

Gerald Tucciarone	common stock	87,000 (7)	*

Christopher G. Payan	common stock	30,000 (8)	*

Seymour G. Siegel	common stock	50,000 (9)	*

Robert S. Nadel	common stock	50,000 (9)	*

Neal Page	common stock	30,000 (8)	*

All executive officers and directors as a group (8 persons)	common stock	1,257,469 (1)(3)(4)(5)(6)(7)(8)(9)	12.52%
________________________
* Denotes less than 1% percent

(1)
Dorothy Plotkin, wife of Kenneth Plotkin, beneficially owns 551,660 shares of our common stock or 5.49% of the outstanding shares of common stock.  Ownership of shares of our common stock by Mr. Plotkin does not include ownership of shares of our common stock by Mrs. Plotkin, likewise, ownership of shares of our common stock by Mrs. Plotkin does not include ownership of shares of our common stock by Mr. Plotkin.

(2)
To our knowledge, based upon Schedule 13G filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available, Laura Aupperle, the widow of Kenneth R. Aupperle, beneficially owns 747,392 shares of our common stock, or 7.44% of the outstanding shares of our common stock.

(3)
Includes 15,400 shares of our common stock issuable upon the exercise of non-qualified options which are currently exercisable or exercisable within 60 days, and 118,840 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days.  Does not include 120,000 shares of our common stock issuable upon the exercise of non-qualified options which are currently unexercisable or not exercisable within 60 days.

(4)
Does not include 18,000 shares of our common stock owned by the Plotkins' adult daughter. Does not include 4,000 shares of our common stock owned by the Plotkins' adult son.  Each of Mr. and Mrs. Plotkin disclaim beneficial ownership of all such 22,000 shares of our common stock.

(5)
Includes 80,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 25,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(6)
Includes 55,500 shares of our common stock issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days and 5,000 shares of common stock issued in lieu of options on November 26, 2008.

(7)
Includes 60,500 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 38,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(8)
Includes 25,000 shares of our common stock issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days and 5,000 shares of common stock issued in lieu of options on November 26, 2008.

(9)
Includes 45,000 shares of our common stock issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days and 5,000 shares of common stock issued in lieu of options on November 26, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth in the table below is certain information regarding the number of shares of our common stock that may be issued under options, warrants and rights pursuant to all of our existing equity compensation plans as of September 30, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	1,767,744	$3.76	377,250
Equity compensation plans not approved by stockholders	-	$-	-
Total	1,767,744	$3.76	377,250

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We occupy a facility located at 91 Cabot Court, Hauppauge, New York 11788 (the “Premises”) and use it for our executive offices and for the testing, storage and shipping of our products.  In February 1990, Hauppauge Computer Works, Inc., one of our wholly-owned subsidiaries (“HCW”) entered into a lease for said Premises (the “1990 Lease”) with Ladokk Realty Co. (together with its successor, Ladokk Realty Co., LLC, “Ladokk”), a real estate partnership principally owned by Mr. Plotkin, the holder of approximately 7.65% of our shares of common as of January 27, 2009;  Mrs. Plotkin, the holder of approximately 5.49% of shares of our common stock as of January 27, 2009; and Ms. Aupperle, believed by us to be the holder of approximately 7.44% of shares of our common stock, including shares of common stock attributed to the Estate of Kenneth R. Aupperle, as of January 27, 2009.

As of February 2004, the 1990 Lease provided for annual rent of approximately $454,000, payable monthly and subject to 5% annual increases effective February 1st of each year.  In addition, we had an obligation to pay real estate taxes and operating costs for the maintenance of the Premises, and, until February 17, 2004, the Premises were subject to 2 mortgages guaranteed by us.

On February 17, 2004, HCW and Ladokk terminated the 1990 Lease and HCW entered into a new lease agreement with Ladokk (the “2004 Lease”).  The 2004 Lease term has a term of 5 years, terminating on February 16, 2009.  The annual rent under the 2004 Lease is $360,000, payable monthly.  We are also obligated to pay real estate taxes and operating costs for the maintenance of the Premises.  Concurrently with the 2004 Lease, Ladokk completed a refinancing of its mortgages, and the new lender did not require us to sign a guarantee.  Accordingly, we no longer guarantee Ladokk’s mortgages.

On October 17, 2006, HCW executed an amendment to the 2004 Lease (the “Lease Amendment”).  The Lease Amendment commenced as of September 1, 2006 and ends on August 31, 2011.  The base rent under the Lease Amendment for the first year of the term was $300,000, payable monthly in the amount of $25,000.  Rent is subject to an annual increase of 3% during the term.  The execution of the Lease Amendment was approved by our Board, following the recommendation of our Audit Committee.

The Lease Amendment provides for the payment of rent arrearages in the aggregate amount of $168,667 (the “Arrearage”), payable monthly in the amount of $5,000, to be tendered with rent until the Arrearage is paid in full.  Subject to the terms and conditions of the 2004 Lease, HCW is obligated to pay for utilities, repairs to the Premises and taxes during the term.

The Lease Amendment provides that HCW has the option to renew the 2004 Lease for an additional 5-year term, upon written notice to Ladokk six to twelve months prior to expiration of said lease.  Rent that is due during the first year of the renewal term shall be equal to the market rate at the end of the 2004 Lease, but not less than the rent paid during the last year of the 2004 Lease, and is subject to increases for the second through fifth years of the renewal term by CPI plus 1% per annum.

On December 17, 1996, the Board approved the issuance of warrants to Ladokk  in consideration of Ladokk's agreement to cancel the preceding three years of our lease and to grant an option to us to extend the lease for three years.  The Stock Option Committee authorized the grant of a warrant to Ladokk to acquire 120,000 shares of our common stock at an exercise price of $1.906, and such warrant is exercisable for a term of ten years. The market price of the option equaled the exercise price at the date of the grant.  The effect of imputing the fair value of the options granted was immaterial.  On December 11, 2006 all of the warrants were exercised.

The Company had amounts payable to this related party for unpaid rent of $48,667 and $108,667 as of September 30, 2008 and 2007, respectively.  Rent expense to related parties totaled approximately $312,045 and $295,000 for the fiscal years ended September 30, 2008 and 2007, respectively.  The Company pays the real estate taxes and it is responsible for normal building maintenance under the Lease Amendment.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Messrs. Kenneth Plotkin, Bernard Herman, Robert S. Nadel, Neal Page, Christopher G. Payan and Seymour G. Siegel.  Each of Messrs. Herman, Nadel, Page, Payan and Siegel is currently an “independent director” based on the definition of independence in Rule 4200(a)(15) of the  listing standards of The Nasdaq Stock Market.

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Herman, Payan and Siegel, each of whom is an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.

Nominating Committee

The members of our Board’s Nominating Committee currently are Messrs. Herman, Nadel, Page, Payan and Siegel, each of whom is an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market.

Compensation Committee

The members of our Board’s Compensation Committee currently are Messrs. Herman, Nadel and Page, each of whom is an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by BDO Seidman, LLP, our independent registered public accountants, for professional services rendered for the fiscal years ended September 30, 2008 and September 30, 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees(1)	$170,000	$158,000
Audit-Related Fees	-	-
Tax Fees (2)	$26,000	$22,000
All Other Fees	-	-
Total Fees	$196,000	$180,000

(1)
 Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings (including Form S-8) or engagements for the fiscal years ended September 30, 2008 and September 30, 2007, respectively.

(2)	Tax fees consist of aggregate fees billed for tax compliance and tax preparation for our federal and state tax filings. These fees are related to the preparation of our federal and state tax returns.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

The following documents are included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 originally filed with the Securities and Exchange Commission on January 13, 2009, and are incorporated herein by reference:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of September 30, 2008 and 2007	F-3
Consolidated Statements of Operations
for the years ended September 30, 2008, 2007 and 2006	F-4
Consolidated Statements of Other Comprehensive Income (Loss)
for the years ended September 30, 2008, 2007 and 2006	F-5
Consolidated Statements of Stockholders’ Equity for the years
ended September 30, 2008, 2007 and 2006	F-6
Consolidated Statements of Cash Flows for the
years ended September 30, 2008, 2007 and 2006	F-7
Notes to Consolidated Financial Statements	F-8 to F27

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

2.1
Asset Purchase Agreement, dated October 25, 2008, by and among Avid Technology, Inc., PinnacleSystems, Inc., Avid Technology GMBH, Avid Development GMBH, Avid Technology InternationalBV, and PCTV Corp. (16)

2.1.1
Buyer Parent Guaranty, dated October  25, 2008, by Hauppauge Digital, Inc. to and for the benefit of Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, and Avid Technology International BV (16)

2.1.2
Amendment No. 1 to Asset Purchase Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, Avid Technology International BV, and PCTV Corp. (20)

2.1.3l	Secured Promissory Note, dated December 24, 2008, made by PCTV Systems S.a.r.l. in favor of Avid Technology, Inc. (20)

2.1.4
Transition Services Agreement, dated December 24, 2008, by and among Hauppauge Digital Europe S.a.r.l., PCTV Systems S.a.r.l., Hauppauge Computer Works, Inc., Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, and Avid Technology International BV. (20)

2.1.5
Inventory and Product Return Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Avid Technology International BV, Hauppauge Computer Works, Inc. and Hauppauge Digital Europe S.a.r.l. (20)

2.1.6	Intellectual Property License Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc. and PCTV Systems S.a.r.l. (20)

3.1	Certificate of Incorporation (1)
3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 14, 2000 (18)
3.2	By-laws, as amended to date (2)
4.1	Form of Common Stock Certificate (1)
4.2	1994 Incentive Stock Option Plan (1)
4.3	1996 Non-Qualified Stock Option Plan (7)
4.4	1998 Incentive Stock Option Plan (7)
4.5	2000 Hauppauge Digital, Inc. Performance and Equity Incentive Plan (3)
4.6	Hauppauge Digital, Inc. Employee Stock Purchase Plan (4)
4.7	Stockholder Rights Agreement (5)
4.8	2003 Hauppauge Digital, Inc. Performance and Equity Incentive Plan (6)
4.9	Amendment to 2003 Hauppauge Digital, Inc. Performance and Equity Incentive Plan (12)
4.10	Amendment to the Hauppauge Digital, Inc. Employee Stock Purchase Plan (13)
4.11	Second Amendment to the Hauppauge Digital, Inc. Employee Stock Purchase Plan (14)
4.12	Third Amendment to the Hauppauge Digital, Inc. Employee Stock Purchase Plan (12)
10.1	Employment Agreement, dated as of January 10, 1998, by and between Hauppauge Digital, Inc. and Kenneth Plotkin (7)
10.1.1	Amendment to Employment Agreement with Kenneth Plotkin, dated April 10, 2008 (19)
10.2	Lease, dated February 7, 1990, between Ladokk Realty Company and Hauppauge Computer Works, Inc. (1)
10.2.1	Modification made February 1, 1996 to lease dated 1990 between Ladokk Realty Company and Hauppauge Computer Works, Inc. (7)
10.2.2	Lease, dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works, Inc. (8)
10.2.3	Amendment dated October 17, 2006 to lease dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works, Inc. (9)
10.3
Fourth Amended and Restated Promissory Note, dated as of December 2, 2008, made payable by Hauppauge Computer Works, Inc. to the order of JP Morgan Chase Bank, N.A. in the original principal amount of Seven Hundred Thousand ($700,000) Dollars. (17)

10.3.1	Guaranty, dated as of December 1, 2005, by Hauppauge Digital, Inc. in favor of JPMorgan Chase Bank, N.A. (11)
10.3.2	Share Pledge Agreement, dated as of December 1, 2005, among Hauppauge Digital, Inc., JPMorgan Chase Bank, N.A. and Hauppauge Digital Europe S.à.r.l. (11)
10.3.3	Pledge Security Agreement, dated as of December 2, 2008, by Hauppauge Computer Works, Inc. and JP Morgan Chase Bank, N.A. (17)
14	Code of Ethics, as amended to date (10)
21 +	Subsidiaries
23 +	Consent of BDO Seidman, LLP
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+
Filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 originally filed with the Securities and Exchange Commission on January 13, 2009, and incorporated herein by reference.

*	Filed herewith

(1)	Denotes document filed as an Exhibit to our Registration Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.
(2)	Denotes document filed as an Exhibit to our Form 8-K dated December 26, 2007 and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No. 333-46906), and incorporated herein by reference.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on the 28 day of January, 2009.

HAUPPAUGE DIGITAL, INC.

By:	/s/ Gerald Tucciarone
Chief Financial Officer, Treasurer and Secretary