Form 10-Q
period 2008-12-31
HAUPPAUGE DIGITAL INC
filed 2009-02-17
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December  31,  2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number          1-13550

HAUPPAUGE DIGITAL INC.
(Exact name of  registrant as specified in its charter)

Delaware	11-3227864
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

91 Cabot Court, Hauppauge, New York  11788
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

☒ YES          ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

☐  LARGE ACCELERATED FILER                                      ☐  ACCELERATED  FILER
☐ NON-ACCELERATED FILER                                           ☒  SMALLER REPORTING COMPANY

Indicate by check mark whether the registrant is a shell company (as defined in  Rule12b-2 of the Exchange Act).

☐ YES              ☒  NO
As of  February 2, 2009,  10,044,359 shares of  .01 par value Common  Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

Page no.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – December 31, 2008 (unaudited) and September 30, 2008	4

Condensed Consolidated Statements of Operations - Three Months ended December 31, 2008 (unaudited) and 2007 (unaudited)	5

Condensed Consolidated Statements of Other Comprehensive Income (Loss) Three Months ended December 31, 2008 (unaudited) and 2007 (unaudited)	6

Condensed Consolidated Statements of Cash Flows-three months ended December 31, 2008 (unaudited) and 2007 (unaudited)	7

Notes to Condensed Consolidated Financial Statements	8-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 3. Quantitative and Qualitative Disclosures about Market Risks	23

Item 4T. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	25-26

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008 (unaudited)	September 30, 2008
Assets:
Cash and cash equivalents	$11,372,560	$14,191,721
Trade receivables, net of various allowances	7,745,752	6,932,400
Other non trade receivables	4,005,106	2,316,057
Inventories	12,460,945	12,236,166
Deferred tax asset-current	1,133,073	1,133,073
Prepaid expenses and other current assets	984,288	1,093,406
Total current assets	37,701,724	37,902,823

Intangible assets	4,094,014	-
Goodwill	1,023,504	-
Property, plant and equipment, net	938,485	769,288
Security deposits and other non current assets	108,400	102,227
Deferred tax asset-non current	887,611	887,611
Total assets	$44,753,738	$39,661,949

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$13,123,510	$10,406,836
Accrued expenses –license fees	8,995,828	7,952,244
Accrued expenses – other	2,808,309	2,256,099
Note payable	2,500,000	-
Income taxes payable	84,504	58,234
Total current liabilities	27,512,151	20,673,413

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized,
10,795,239 and 10,784,717 issued, respectively	107,952	107,847
Additional paid-in capital	16,852,689	16,709,201
Retained earnings	6,166,382	7,938,695
Accumulated other comprehensive loss	(3,481,099)	(3,362,870)
Treasury Stock, at cost, 759,579 shares	(2,404,337)	(2,404,337)
Total stockholders' equity	17,241,587	18,988,536
Total liabilities and stockholders' equity	$44,753,738	$39,661,949

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2008	2007

Net sales	$17,288,680	$37,047,461
Cost of sales	14,690,419	28,906,400
Gross profit	2,598,261	8,141,061

Selling, general and administrative expenses	3,838,896	4,552,569
Research and development expenses	845,642	913,757
Income (loss) from operations	(2,086,277)	2,674,735

Other income (expense):
Interest income	4,469	6,194
Foreign currency gain (loss)	347,002	(27,609)
Other income	351,471	(21,415)
Income (loss) before taxes	(1,734,806)	2,653,320
Tax provision	37,507	190,332
Net income (loss)	$(1,772,313)	$2,462,988

Net income (loss) per share:
Basic	$(0.18)	$0.25
Diluted	$(0.18)	$0.24

See accompanying notes to condensed  consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF OTHER  COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended December 31,
	2008	2007
Net income (loss)	$(1,772,313)	$2,462,988
Foreign currency translation loss	(172,963)	(463,007)
Forward exchange contracts marked to market gain	54,734	38,793
Other comprehensive income ( loss)	$(1,890,542)	$2,038,774

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31
	2008	2007
Net income (loss)	$(1,772,313)	$2,462,988
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	64,995	65,093
Inventory reserve	-	650,000
Bad debt	-	100,000
Stock based compensation expense	132,593	139,179
Other non cash items	(6,173)	8,172
Changes in current assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,502,401)	(6,246,813)
Inventories	(224,779)	(1,348,754)
Prepaid expenses and other current assets	109,118	(662,495)
Accounts payable	2,559,525	3,400,979
Accrued expenses and other current liabilities	1,207,564	547,804
Total adjustments	1,340,442	(3,346,835)
Net cash used in operating activities	(431,871)	(883,847)

Cash Flows From Investing Activities:
PCTV acquisition	(2,273,000)	-
Purchases of property, plant and equipment	(7,061)	(138,446)
Net cash used in investing activities	(2,280,061)	(138,446)

Cash Flows From Financing Activities:
Purchase of treasury stock	-	(40,832)
Proceeds from the exercise of stock options and employee stock purchases	11,000	18,988
Net cash provided by (used in) financing activities	11,000	(21,844)
Effect of exchange rates on cash	(118,229)	(424,214)
Net decrease in cash and cash equivalents	(2,819,161)	(1,468,351)
Cash and cash equivalents, beginning of period	14,191,721	11,581,657
Cash and cash equivalents, end of period	$11,372,560	$10,113,306

Supplemental disclosures:
Income taxes paid	$11,002	$159,036
Note payable to Avid Technology, Inc.	$2,500,000	-

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of  Presentation

The accompanying unaudited condensed consolidated financial statements for Hauppauge Digital Inc. and subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by  generally accepted accounting principles for annual financial statements.  In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the Company’s consolidated financial position,  results of operations and cash flows as of and for the interim periods have been included.  It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2008 Form 10-K.

The operating results for the three months ended  December 31, 2008 are not necessarily indicative of the results to be expected for the September 30, 2009 year end.

During the three months ended December 31, 2008, the Company completed an acquisition which is reflected in the Company’s financial statements for this period (see Note 11, "Acquisition of PCTV assets from Avid Technology, Inc.").

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

Trade receivables  and other non-trade receivables as of  December  31, 2008 and September 30, 2008 consisted of :

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31,	September 30,
	2008	2008
Trade receivables	$12,379,785	$11,668,214
Allowances and reserves	(4,634,033)	(4,735,814)
Total trade receivables	7,745,752	6,932,400
Receivable from contract manufacturers	3,492,614	1,795,225
GST and VAT taxes receivables	469,702	484,086
Other	42,790	36,746
Total non trade receivables	$4,005,106	$2,316,057

Note 3.   Foreign Currency Translations and Transactions

The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency.  Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period  end.  Income statement accounts are translated at the prevailing average spot rate.   Translation adjustments arising from the translation to U.S. dollars at differing exchange rates  are included in the accumulated other comprehensive loss account in stockholders’ equity. Gains and losses resulting from  transactions that are denominated in currencies other than Euros are included in earnings as a component of other income.  The Company had a translation loss of $3,346,325 recorded on the balance sheet  as of September 30, 2008. For the three months ended December 31, 2008, the Company  recorded on the balance sheet a deferred translation loss of $172,963, resulting in a translation loss of $3,519,288 recorded as a component of accumulated other comprehensive loss as of  December 31, 2008.

Note 4.  Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	December 31,	September 30,
	2008	2008
Component parts	$4,410,053	$4,561,140
Finished goods	8,050,892	7,675,026
	$12,460,945	$12,236,166

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months
	Ended
	December 31,
	2008	2007
Weighted average shares outstanding-basic	10,035,088	9,843,799
Number of shares issued on the assumed exercise of stock options	-	294,171
Weighted average shares outstanding-diluted	10,035,088	10,137,970

Options to purchase 1,767,744  and 882,000 shares of common stock  at  prices  ranging from  $1.05 to $8.75 and $3.38 to  $8.75 were outstanding for the three months ended December 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 6.  Accumulated  Other Comprehensive Loss

Accumulated other comprehensive loss consists of two components: translation gains  and losses  and FAS 133 mark to market gains and losses  on the Company’s open foreign exchange contracts. As of December 31, 2008,  appearing in the equity section under  “ Accumulated other  comprehensive loss” was a  loss of  $3,481,099, which consisted of a deferred translation loss of $3,519,288 and a deferred gain of $38,189 due to the mark to market  differences between  the  value of  the Company’s open forward exchange  contracts at the contract rates versus the same contracts valued at the period ending forward rate.

The table below  details the gains and losses  that make up the accumulated other  comprehensive  loss  on the Company’s balance sheet as of  December 31, 2008:

Accumulated other comprehensive loss	Balance as of	Oct 08 to Dec 08	Balance as of
Fiscal 2009 activity	Sept 30, 2008	gains (losses)	Dec 31, 2008
Translation losses	$(3,346,325)	$(172,963)	$(3,519,288)
FAS 133 mark to market adjustment gain (loss)	(16,545)	54,734	38,189
	$(3,362,870)	$(118,229)	$(3,481,099)

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

 Sales by functional category are as follows:

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended December 31,
Product line sales	2008	2007
Analog TV tuner sales	$656,661	$11,687,545
Digital and combination analog and digital TV tuner sales	15,822,858	24,025,631
Other non-TV tuner products	809,161	1,334,285
Total sales	$17,288,680	$37,047,461

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in both  Europe and Asia.  Sales percent by geographic region are as follows:

	Three months ended Dec 31,
Geographic region	2008	2007
The Americas	42%	50%
Europe	54%	48%
Asia	4%	2%
Total	100%	100%

Note 9. Tax provision

Our  tax provision for the three  months ended  December 31, 2008 and 2007 is as follows:

	Three months ended December 31,
	2008	2007

Federal income tax expense	$-	$100,000
Tax expense on international operations	27,507	78,332
State taxes	10,000	12,000
Tax provision	$37,507	$190,332

Note 10. Recent Accounting  Pronouncements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on October 1, 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of SFAS No. 157 for the Company’s financial assets and financial liabilities did not have a material impact on its consolidated financial statements.  At December 31, 2008 the Company had forward contracts whose fair value at quarter end was determined via inputs that included quoted prices for similar foreign exchange contracts in active markets and were thus considered to be Level 2 inputs under the SFAS 157 hierarchy (see Note 6).  Effective October 1, 2009, SFAS No. 157 will also apply to all other fair value measurements for the Company.  The Company is evaluating the effect the implementation of SFAS No. 157 will have on its non-financial assets and non-financial liabilities on its consolidated financial statements.

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

Note 11. Acquisition of PCTV assets from Avid Technology, Inc.

Effective December 24, 2008, pursuant to an Asset Purchase Agreement, dated as of October 25, 2008, as amended by that certain Amendment No. 1 to the Asset Purchase Agreement (the “Amendment”) (together with the Amendment, the “Asset Purchase Agreement”), PCTV Systems, Sarl, a Luxembourg company (“Buyer”) and  the Company’s  wholly-owned subsidiary,  acquired certain assets and properties (the “Acquired Assets”) of Avid Technology, Inc. (“Avid”), a Delaware corporation, Pinnacle Systems, Inc., a California corporation (“Pinnacle”), Avid Technology GmbH, a limited liability company organized under the laws of Germany, Avid Development GmbH, a limited liability company organized under the laws of Germany, and Avid Technology International BV (collectively, the “Sellers”).  The Acquired Assets were used by the Sellers in the business of, among other things, the development, manufacture and sale of personal devices containing a television tuner for receiving over-the-air, satellite and/or cable television signals that are used in conjunction with personal computers for personal television viewing.   The potential  increase in the Company’s customer base,  the potential  absorption of the PCTV operations into the existing Hauppauge infrastructure with minimal incremental costs  plus  the acquisition  of the seller’s technology, reference designs  and product line  were among the attributes that were considered in the  Company’s decision to complete the acquisition.

The purchase price consisted of $2,238,000 payable in cash; $2,500,000 payable pursuant to Promissory Note, dated December 24, 2008, made payable by the Buyer to Avid (the “Note”) and the assumption of certain liabilities.  The principal amount due pursuant to the Note is payable in 12 equal monthly installments of $208,333. The first such payment was due and payable on January 24, 2009.   Interest on the outstanding principal amount of the Note is payable at a rate equal to (i) from December 24, 2008 until the Maturity Date (as defined in the Note), five percent (5%), (ii) from and after the Maturity Date, or during the continuance of an Event of Default (as defined in the Note), at seven percent (7%).  Pursuant to the terms of the Note, the Buyer and its affiliates are prohibited from (i) declaring or paying any cash dividend, or making a distribution on, repurchasing, or redeeming, any class of stock or other equity or ownership interest in the Buyer or its affiliates, (ii) selling, leasing, transferring or otherwise disposing of any assets or property of the Buyer or any of its affiliates, or attempting to or contracting to do so, other than (a) the sale of inventory in the ordinary course of business and consistent with past practice, (b) the granting of non-exclusive licenses of intellectual property in the ordinary course of business and consistent with past practice and (c) the sale, lease, transfer or disposition of any assets or property (other than the Acquired Assets) with a value not to exceed $500,000 in the aggregate, or (iii) dissolving or liquidating, or merging or consolidating with any other entity, or acquiring all or substantially all of the stock or assets of any other entity.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following allocation of the purchase price and the estimated transaction costs are preliminary and based on information available to the Company’s management at the time the condensed consolidated financial statements were prepared.  Accordingly, the allocation is subject to change and the impact of such changes could be material:

Purchase Price Paid
Cash paid to seller at closing	$2,238,000
Notes payable assumed	2,500,000
Warranty liability assumed	262,000
Direct acquisition costs	344,649
Total purchase price	$5,344,649

Allocation of Purchase Price
Identifiable intangible assets	$4,094,014
Goodwill	1,023,504
Fixed assets	227,131
$5,344,649

The values allocated to goodwill and identifiable intangible assets in the acquisition are expected to be deductible for income tax purposes.

Because  the acquisition was completed on December 24, 2008, there are no results from the  operations of the acquisition  included in the Company’s December 31, 2008 operating results. The Company  is in the process of  obtaining  a purchase  price  allocation from an independent third party. On the Company’s  December 31, 2008 balance sheet the acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets such as customer lists, technology and reference designs,  based on an estimate  provided by the Company’s management. The Company expects the independent allocation to be completed during the Company’s second fiscal quarter.

The following unaudtited pro forma results assume the acquisition occurred on October 1, 2007.  The pro forma results do not purport to represent what our results of operations actually would have been if the transactions set forth above had occurred on the date indicated or what our results of operations will be in future periods.  The financial results for the periods prior to the acquisition were based on internal financial statements as provided by the sellers.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months	Three months
	ended	ended
	December 31,	December 31,
Pro forma statements:	2008	2007
Revenue	$28,311,680	$49,505,461

Net income (loss)	$(1,279,937)	$3,076,564
Net income (loss) per share
Basic	$(0.13)	$0.31
Diluted	$(0.13)	$0.30

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF   FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD  ENDED DECEMBER  31, 2008 COMPARED TO THREE
MONTH PERIOD ENDED DECEMBER 31, 2007

Results of operations for the three months ended  December 31, 2008 compared to December  31, 2007 are as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	12/31/08	12/31/07		$2008	2007	Variance
Net sales	$17,288,680	$37,047,461	$(19,758,781)	100.00%	100.00%	-
Cost of sales	14,690,419	28,906,400	(14,215,981)	84.97%	78.03%	6.94%
Gross profit	2,598,261	8,141,061	(5,542,800)	15.03%	21.97%	-6.94%
Gross profit %	15.03%	21.97%	-6.94%
Selling, general and administrative expenses:
Sales and marketing	2,759,291	3,249,853	(490,562)	15.96%	8.77%	7.19%
Technical support	135,384	150,007	(14,623)	0.78%	0.40%	0.38%
General and administrative	858,793	1,057,468	(198,675)	4.97%	2.85%	2.12%
Stock compensation	85,428	95,241	(9,813)	0.49%	0.26%	0.23%
Total selling, general and administrative expenses	3,838,896	4,552,569	(713,673)	22.20%	12.28%	9.92%
Research and development expenses	798,477	869,819	(71,342)	4.62%	2.35%	2.27%
Research & development stock compensation	47,165	43,938	3,227	0.27%	0.12%	0.15%
Total expenses	4,684,538	5,466,326	(781,788)	27.09%	14.75%	12.34%
Net operating income (loss)	(2,086,277)	2,674,735	(4,761,012)	-12.06%	7.22%	-19.28%

Other income (expense) :
Interest income	4,469	6,194	(1,725)	0.03%	0.02%	0.01%
Foreign currency	347,002	(27,609)	374,611	2.01%	-0.07%	2.08%
Total other income (expense)	351,471	(21,415)	372,886	2.04%	-0.05%	2.09%
Income (loss) before taxes	(1,734,806)	2,653,320	(4,388,126)	-10.02%	7.17%	-17.19%
Taxes on income (loss)	37,507	190,332	(152,825)	0.22%	0.51%	-0.29%
Net income (loss)	$(1,772,313)	$2,462,988	$(4,235,301)	-10.24%	6.66%	-16.90%

Net sales for the three months ended December 31, 2008 decreased $19,758,781 compared to the three months ended December 31, 2007 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Three Months	Three Months	Dollar	dollar	Geographic region
	ended 12/31/08	ended 12/31/07	Variance	variance %	2008	2007
The Americas	7,273,125	18,701,785	(11,428,660)	-61%	42%	50%
Europe	9,405,299	17,783,120	(8,377,821)	-47%	54%	48%
Asia	610,256	562,556	47,700	8%	4%	2%
Total	$17,288,680	$37,047,461	$(19,758,781)	-53%	100%	100%

Net sales to customers in The  Americas were 42%  and 50% of net sales for the three months ended December  31, 2008 and 2007, respectively.  Net sales to customers in Europe were 54%  and 48%  of net sales for the three months ended December 31, 2008 and 2007, respectively.   Net sales to customers in Asia were 4% and 2% of net sales for the three months ended December 31, 2008  and  2007, respectively.  We experienced a decrease in unit sales of about 52% while the dynamics of new production and changes in sales mix lowered the average sales price by about 4%.

Factors driving the  decline in  sales for the first quarter of fiscal 2009 were the effects of a weakened economy which curtailed consumer spending,  the financial problems leadng up to the liquidation of  Circuit City,  the weakening of the Euro and  the shift in emphasis  by the  PC manufacturers  to lower cost PCs which do not include TV tuners.

Gross profit

Gross profit  decreased $5,542,800 for the three months ended December 31, 2008 compared to the  three months ended December 31, 2007.

The decrease in  the gross profit are detailed below:
Increase (decrease)
Lower sales	$(5,750,069)
Higher gross profit on sales mix	272,656
Decrease in the Euro exchange rate	(884,734)
Production and production related expenses	819,347
Total decrease in gross profit	$(5,542,800)

Gross profit percentage for the three months  ended December 31, 2008 was 15.03 % compared to 21.97% for the three  months ended  December 31, 2007, resulting in a  gross profit decrease of  6.94%.

The decrease in the gross profit  percentage are detailed below:

Decrease
Lower gross profit on sales mix	(0.04)%
Decrease in the Euro exchange rate	(3.50)%
Production and production related expenses	(3.40)%
Net increase in gross profit percentage	(6.94)%

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Three months ended December 31,
	Dollar Costs			Percentage of Sales
	2008	2007	Decrease	2008	2007	Increase
Sales and marketing	$2,759,291	$3,249,853	$(490,562)	15.96%	8.77%	7.19%
Technical support	135,384	150,007	(14,623)	0.78%	0.40%	0.38%
General and administrative	858,793	1,057,468	(198,675)	4.97%	2.85%	2.12%
Stock compensation	85,428	95,241	(9,813)	0.49%	0.26%	0.23%
Total	$3,838,896	$4,552,569	$(713,673)	22.20%	12.28%	9.92%

Selling, general and administrative expenses decreased $ 713,673 from the prior  year’s fiscal first quarter.  Sales and marketing expense decreased $490,562.  The  decrease in the Euro accounted for   $186,650  of the  decrease.  The average Euro rate for the first fiscal quarter of 2009 was  $1.3167 to 1 Euro compared to $1.4493 to 1 Euro for the first  fiscal quarter of  2008. Excluding the decrease due to the change in exchange rate sales and marketing expenses decreased $303,912.   Lower sales resulted in expenses related to sales, such as commissions and marketing development and  advertising  expense to decrease by $409,927.  Lower expenses of our European sales offices contributed an expense reduction of $66,683.  Offsetting these increases was in increase of $ 170,576 in sales and marketing personnel related expenses.

The  decrease  in general and administrative expense  of 198,675 was primarily due lower professional fees primarily for  legal fees of  $92,854  and a decrease in bad debt expense of  $100,000 related to the February 2008 liquidation of CompUSA.

Research and  development expenses

Research and development expenses decreased  $71,342.  Lower compensation due to the reduction of personnel and lower project expenses were responsible for the decrease.

Tax provision

Our  tax provision for the three months ended  December 31, 2008 and 2007 is as follows:

	Three months ended December 31,
	2008	2007

Federal income tax expense	$-	$100,000
Tax expense on international operations	27,507	78,332
State taxes	10,000	12,000
Tax provision	$37,507	$190,332

We recorded a net loss of  $1,772,313, for the three  months ended December 31, 2008, which resulted in basic and diluted net loss per share of $0.18  on weighted average basic and diluted shares of  10,035,088  compared to a net income of $2,462,988 for the three months ended December 31, 2007, which resulted in  basic and diluted net income per share of $0.25 and $0.24, respectively,  on weighted average  basic and diluted shares of 9,843,799 and 10,137,970, respectively.

Options to purchase 1,767,744  and 882,000 shares of common stock  at  prices  ranging from  $1.05 to $8.75 and $3.38 to  $8.75 were outstanding for the three months ended December 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature  of our  retail sales.

Liquidity and capital resources

Our cash, working capital and stockholders’ equity position as of  December 31, 2008 and September 30, 2008 is set forth below:

	December 31, 2008	September 30, 2008
Cash	$11,372,560	$14,191,721
Working Capital	10,189,573	17,229,410
Stockholders’ Equity	17,241,587	18,988,536

We had cash and cash equivalents as of December 31,2008 of $11,372,560, a decrease of  $2,819,161 from September 30, 2008.

The decrease  in cash was due to :

Sources of cash:
Increase in accounts payable and accrued expenses	$3,767,089
Decrease in prepaid expenses and other current assets	109,118
Proceeds from employee stock purchases	11,000
Less cash used for:
PCTV acquisition-net of note payable	(2,273,000)
Net loss adjusted for non cash items	(1,580,898)
Effect of exchange rates on cash	(118,229)
Increase in accounts receivables	(2,502,401)
Increase in inventory	(224,779)
Capital equipment purchases	(7,061)
Net cash decrease	$(2,819,161)

Net cash of $431,871 used in operating activities was due to the net loss for the quarter adjusted for non cash items of $1,580,898 and increases in accounts receivable and inventories of $2,502,401 and $224,779, respectively,  offset  by a decrease in accounts payable and accrued expenses of $3,767,089  and a decrease  in prepaid expenses and other current assets of $109,118.  The  increase in   accounts receivable  was due to an increase in sales of approximately 10% between the fourth fiscal quarter of fiscal 2008 and the  first fiscal quarter of 2009.

Cash of $2,280,061 was used to in investment activities.  Of this amount, $2,273,000 was used for the acquisition of the PCTV assets and $7,061 was used to purchase fixed assets. The $2,273,000  used for the PCTV acquisition consisted of   $2,238,000 used  against the $5,000,000 purchase price and $35,000   disbursed in payment of direct expenses of the acquisition. We also incurred a Note Payable to Avid Technology, Inc. of $2,500,000 payable with interest over a twelve month period starting January 24, 2009 and ending December 24, 2009. The note bears interest at a 5% annual  rate.
Cash of $11,000 was provided from purchases of stock pursuant to our employee stock purchase plan.

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

There were no borrowings outstanding  and no letters of credit outstanding  as of  the filing date of this Quarterly Report  on Form 10-Q.

Our cash requirements for the next twelve months will include the cash required to pay off the  note  to Avid Technology, Inc related to the  purchase the  PCTV product line and the cash needed to fund the acquisition’s working capital needs.  With the proper execution of our business and operational integration plan, we believe that our cash and cash equivalents as of  December 31, 2008 and our internally generated cash flow  will provide us with sufficient liquidity to meet our capital needs for the next twelve months.   Failure to meet the operating and integration plan could require the need for additional sources of capital.   In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional working capital needs.

Future contractual  obligations

The following table shows our contractual obligations related to lease obligations as of  December 31, 2008:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Note payable to Avid Technology Inc.	$2,500,000	$2,500,000
Operating lease obligations	$1,576,207	$580,953	$910,228	$85,026
Total	$4,076,207	$3,080,953	$910,228	$85,026

Effective December 24, 2008, pursuant to an Asset Purchase Agreement dated as of October 25, 2008,  we acquired certain assets and properties of Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GmbH, Avid Development GmbH, and Avid Technology International BV.  The purchase price consisted of $2,238,000 payable in cash and $2,500,000 payable pursuant to Promissory Note  made payable by  us to Avid. The principal amount due pursuant to the Note is payable in 12 equal monthly installments of $208,333.  The first payment is due and payable on January 24, 2009.   Interest on the outstanding principal amount of the Note is payable at a rate equal to (i) from December 24, 2008 until the Maturity Date , five percent (5%), (ii) from and after the Maturity Date, or during the continuance of an Event of Default , at seven percent (7%).  Pursuant to the terms of the Note, we and our affiliates are prohibited from (i) declaring or paying any cash dividend, or making a distribution on, repurchasing, or redeeming, any class of stock or other equity or ownership interest in the Buyer or its affiliates, (ii) selling, leasing, transferring or otherwise disposing of any assets or property of the Buyer or any of its affiliates, or attempting to or contracting to do so, other than (a) the sale of inventory in the ordinary course of business and consistent with past practice, (b) the granting of non-exclusive licenses of intellectual property in the ordinary course of business and consistent with past practice and (c) the sale, lease, transfer or disposition of any assets or property (other than the Acquired Assets) with a value not to exceed $500,000 in the aggregate, or (iii) dissolving or liquidating, or merging or consolidating with any other entity, or acquiring all or substantially all of the stock or assets of any other entity.

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

For each of the three fiscal years ended September 30, 2008, at least 40% of our  sales were generated by our European subsidiary and were invoiced  and collected  in local currency, which was primarily the Euro. On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 90% of our inventory required to support  our European sales are purchased and paid in U.S. Dollars.

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

Item 4T. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate~~,~~ to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Special note regarding forward looking statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results.  The words “may,” “will,” “expect,” “believe,” “anticipated,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in our Annual Report on Form 10-K for the year ended September 30, 2008), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.  All cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear.

PART II.  OTHER INFORMATION

Item 1.  Legal  proceedings

There have been no material changes with respect to legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Item 1A.  Risk factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Item 2.  Unregistered sales of equity securities and use of proceeds

None sold  during the first fiscal quarter ended December 31. 2008.

Item 6.  Exhibits

2.1
Asset Purchase Agreement, dated October 25, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, Avid Technology International BV, and PCTV Corp. (1)

2.1.1
Buyer Parent Guaranty, dated October  25, 2008, by Hauppauge Digital, Inc. to and for the benefit of Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, and Avid Technology International BV (1)

2.1.2
Amendment No. 1 to Asset Purchase Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, Avid Technology International BV, and PCTV Corp. (2)

2.1.3	Secured Promissory Note, dated December 24, 2008, made by PCTV Systems S.a.r.l. in favor of Avid Technology, Inc. (2)

2.1.4
Transition Services Agreement, dated December 24, 2008, by and among Hauppauge Digital Europe S.a.r.l., PCTV Systems S.a.r.l., Hauppauge Computer Works, Inc., Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, and Avid Technology International BV. (2)

2.1.5
Inventory and Product Return Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Avid Technology International BV, Hauppauge Computer Works, Inc. and Hauppauge Digital Europe S.a.r.l. (2)

2.1.6	Intellectual Property License Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc. and PCTV Systems S.a.r.l. (2)

3.1	Certificate of Incorporation (3)

3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 14, 2000 (4)

3.2	By-laws, as amended to date (5)

4.1	Form of Common Stock Certificate (3)

10.1
Fourth Amended and Restated Promissory Note, dated as of December 2, 2008, made payable by Hauppauge Computer Works, Inc. to the order of JP Morgan Chase Bank, N.A. in the original principal amount of Seven Hundred Thousand ($700,000) Dollars. (6)

10.2	Pledge Security Agreement, dated as of December 2, 2008, by Hauppauge Computer Works, Inc. and JP Morgan Chase Bank, N.A. (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Denotes document filed as an Exhibit to our Form 8-K dated October 25, 2008 and incorporated herein by reference.
(2)           Denotes document filed as an Exhibit to our Form 8-K dated December 24, 2008, and incorporated herein by reference.
(3)           Denotes document filed as an Exhibit to our Registration Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.
(4)           Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2006, and incorporated herein by reference.
(5)           Denotes document filed as an Exhibit to our Form 8-K dated December 26, 2007 and incorporated herein by reference.
(6)           Denotes document filed as an Exhibit to our Form 8-K dated December 12, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUPPAUGE DIGITAL INC. Registrant

Date:	February 13, 2009	By	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the
Board, President (Principal Executive Officer)

Date:	February 13, 2009	By	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal
Accounting Officer) and Secretary