Form 10-Q
period 2009-03-31
HAUPPAUGE DIGITAL INC
filed 2009-05-15
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31,  2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number          1-13550

HAUPPAUGE DIGITAL INC.
(Exact name of  registrant as specified in its charter)

Delaware	11-3227864
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

91 Cabot Court, Hauppauge, New York  11788
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

☒ YES        ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (' 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ YES           ☐ NO

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

☐ YES              ☒  NO

As of   April 30, 2009,  10,049,196 shares of  .01 par value Common  Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Page no.
Item 1. Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2009 (unaudited) and September 30, 2008	4

Condensed Consolidated Statements of Operations - Three Months ended March 31, 2009 (unaudited) and 2008 (unaudited)	5

Condensed Consolidated Statements of Operations - Six Months ended March 31, 2009 (unaudited) and 2008 (unaudited)	6

Condensed Consolidated Statements of Other Comprehensive Income (Loss) Three Months and Six Months ended March 31, 2009 (unaudited) and 2008 (unaudited)	7

Condensed Consolidated Statements of Cash Flows-Six Months ended March 31, 2009 (unaudited) and 2008 (unaudited)	8

Notes to Condensed Consolidated Financial Statements	9-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3. Quantitative and Qualitative Disclosures about Market Risks	25-26

Item 4T. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6. Exhibits	27
Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (unaudited)	September 30 , 2008
Assets:
Cash and cash equivalents	$10,560,463	$14,191,721
Trade receivables, net of various allowances	5,185,711	6,932,400
Other non trade receivables	1,936,815	2,316,057
Inventories	10,481,388	12,236,166
Deferred tax asset-current	1,133,073	1,133,073
Prepaid expenses and other current assets	1,098,599	1,093,406
Total current assets	30,396,049	37,902,823

Intangible assets, net of amortization	5,073,520	-
Property, plant and equipment, net	874,467	769,288
Security deposits and other non current assets	108,400	102,227
Deferred tax asset-non current	887,611	887,611
Total assets	$37,340,047	$39,661,949

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$8,029,573	$10,406,836
Accrued expenses –license fees	9,405,906	7,952,244
Accrued expenses – other	2,806,214	2,256,099
Note payable	1,875,045	-
Income taxes payable	109,649	58,234
Total current liabilities	22,226,387	20,673,413

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized, 10,803,938 and 10,784,717 issued, respectively	108,039	107,847
Additional paid-in capital	16,993,478	16,709,201
Retained earnings	4,234,312	7,938,695
Accumulated other comprehensive loss	(3,817,832)	(3,362,870)
Treasury Stock, at cost, 759,579 shares	(2,404,337)	(2,404,337)
Total stockholders' equity	15,113,660	18,988,536
Total liabilities and stockholders' equity	$37,340,047	$39,661,949

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2009	2008

Net sales	$12,733,429	$17,512,692
Cost of sales	9,769,150	14,173,271
Gross profit	2,964,279	3,339,421

Selling, general and administrative expenses	3,861,671	3,950,288
Research and development expenses	1,267,848	978,939
Loss from operations	(2,165,240)	(1,589,806)

Other income:
Interest income	5,156	10,623
Interest (expense)	(28,646)	-
Foreign currency gain (loss)	296,675	(4,344)
Total other income	273,185	6,279
Loss before taxes	(1,892,055)	(1,583,527)
Tax provision (benefit)	40,015	(58,449)
Net income (loss)	$(1,932,070)	$(1,525,078)

Net income (loss) per share:
Basic	$(0.19)	$(0.15)
Diluted	$(0.19)	$(0.15)

See accompanying notes to condensed  consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended March 31,
	2009	2008

Net sales	$30,022,109	$54,560,153
Cost of sales	24,459,569	43,079,671
Gross profit	5,562,540	11,480,482

Selling, general and administrative expenses	7,700,567	8,502,856
Research and development expenses	2,113,490	1,892,696
Income (loss) from operations	(4,251,517)	1,084,930

Other income (expense):
Interest income	9,625	16,817
Interest (expense)	(28,646)	-
Foreign currency gain (loss)	643,677	(31,953)
Total other income (expense)	624,656	(15,136)
Income (loss) before taxes	(3,626,861)	1,069,794
Tax provision	77,522	131,883
Net income (loss)	$(3,704,383)	$937,911

Net income (loss) per share:
Basic	$(0.37)	$0.09
Diluted	$(0.37)	$0.09

See accompanying notes to condensed  consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF OTHER  COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended March 31,
	2009	2008
Net loss	$(1,932,070)	$(1,525,078)
Foreign currency translation gain ( loss)	(319,673)	337,240
Forward exchange contracts marked to market gain	(17,060)	(85,617)
Other comprehensive loss	$(2,268,803)	$(1,273,455)

	Six months ended March 31,
	2009	2008
Net income (loss)	$(3,704,383)	$937,911
Foreign currency translation loss	(492,636)	(125,767)
Forward exchange contracts marked to market gain (loss)	37,674	(46,824)
Other comprehensive income ( loss)	$(4,159,345)	$765,320

See accompanying notes to condensed consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2009	2008
Net income (loss)	$(3,704,383)	$937,911
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	129,878	130,562
Amortization of intangible assets	188,709	-
Inventory reserve	-	650,000
Bad debt expense	-	120,000
Stock based compensation expense	265,187	278,358
Other non cash items	(6,129)	8,172
Changes in current assets and liabilities, net of effects of acquisition:
Accounts receivable	2,125,931	15,068,670
Inventories	1,754,778	(3,105,202)
Prepaid expenses and other current assets	(5,193)	(525,208)
Accounts payable	(2,614,412)	(13,415,396)
Accrued expenses and other current liabilities	1,648,481	(403,696)
Total adjustments	3,487,230	(1,193,740)
Net cash used in operating activities	(217,153)	(255,829)

Cash Flows From Investing Activities:
PCTV acquisition	(2,345,500)	-
Purchases of property, plant and equipment	(7,926)	(199,211)
Net cash used in investing activities	(2,353,426)	(199,211)

Cash Flows From Financing Activities:
Purchase of treasury stock	-	(40,832)
Payments on note payable	(624,999)	-
Proceeds from the exercise of stock options and employee stock purchases	19,282	396,310
Net cash provided by (used in) financing activities	(605,717)	355,478
Effect of exchange rates on cash	(454,962)	(172,591)
Net decrease in cash and cash equivalents	(3,631,258)	(272,153)
Cash and cash equivalents, beginning of period	14,191,721	11,581,657
Cash and cash equivalents, end of period	$10,560,463	$11,309,504

Supplemental disclosures:
Interest paid	$28,646	-
Income taxes paid	$21,354	$188,094
Note payable to Avid Technology, Inc.	$2,500,000	-

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

The operating results for the three months and six  ended  March 31, 2009 are not necessarily indicative of the results to be expected for the September 30, 2009 year end.

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

Trade receivables  and other non-trade receivables as of  March 31, 2009 and September 30, 2008 consisted of :

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,	September 30,
	2009	2008
Trade receivables	$9,273,930	$11,668,214
Allowances and reserves	(4,088,219)	(4,735,814)
Total trade receivables	5,185,711	6,932,400
Receivable from contract manufacturers	1,599,941	1,795,225
GST and VAT taxes receivables	290,382	484,086
Other	46,492	36,746
Total non trade receivables	$1,936,815	$2,316,057

Note 3.   Foreign Currency Translations and Transactions

The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency.  Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period  end.  Income statement accounts are translated at the prevailing average spot rate.   Translation adjustments arising from the translation to U.S. dollars at differing exchange rates  are included in the accumulated other comprehensive loss account in stockholders’ equity. Gains and losses resulting from  transactions that are denominated in currencies other than Euros are included in earnings as a component of other income.  The Company had a translation loss of $3,346,325 recorded on the balance sheet  as of September 30, 2008. For the six months ended March 31, 2009, the Company  recorded on the balance sheet a deferred translation loss of $492,636, resulting in a translation loss of $3,838,961 recorded as a component of accumulated other comprehensive loss as of  March 31, 2009.

Note 4.  Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	March 31,	September 30,
	2009	2008
Component parts	$3,791,438	$4,561,140
Finished goods	6,689,950	7,675,026
	$10,481,388	$12,236,166

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Weighted average shares outstanding-basic	10,043,876	9,980,866	10,039,434	9,918,434
Number of shares issued on the assumed exercise of stock options	-	-	-	268,700
Weighted average shares outstanding-diluted	10,043,876	9,980,866	10,039,434	10,187,134

Options to purchase 1,767,744  and 1,631,244 shares of common stock,  at  prices for both periods ranging from  $1.05 to $8.75,  were outstanding for the three months ended March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 1,767,744  and 831,000 shares of common stock,  at  prices  ranging from  $1.05 to $8.75 and $3.56 to  $8.75, respectively,  were outstanding for the six months ended March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 6.  Accumulated  Other Comprehensive Loss

Accumulated other comprehensive loss consists of two components: translation gains  and losses  and FAS 133 mark to market gains and losses  on the Company’s open foreign exchange contracts. As of
March 31, 2009,  appearing in the equity section under  “ Accumulated other  comprehensive loss” was a  loss of  $3,817,832, which consisted of a deferred translation loss of $3,838,961 and a deferred gain of $21,129 due to the mark to market  differences between  the  value of  the Company’s open forward exchange  contracts at the contract rates versus the same contracts valued at the period ending forward rate.

The table below  details the gains and losses  that make up the accumulated other  comprehensive  loss  on the Company’s balance sheet as of  March 31, 2009:

Accumulated other comprehensive loss	Balance as of	Oct 08 to Mar 09	Balance as of
Fiscal 2009 activity	Sept 30, 2008	gains (losses)	March 31, 2009
Translation losses	$(3,346,325)	$(492,636)	$(3,838,961)
FAS 133 mark to market adjustment gain (loss)	(16,545)	37,674	21,129
	$(3,362,870)	$(454,962)	$(3,817,832)

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

 Sales by functional category are as follows:

	Three months ended March 31,		Six months ended March 31,
Product line sales	2009	2008	2009	2008
Analog TV tuner sales	$678,880	$2,599,757	$2,044,463	$7,446,088
Digital and combination analog and digital TV tuner sales	11,210,311	14,886,688	26,470,036	45,592,085
Other non-TV tuner products	844,238	26,247	1,507,610	1,521,980
Total sales	$12,733,429	$17,512,692	$30,022,109	$54,560,153

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in both  Europe and Asia.  Sales percent by geographic region are as follows:

	Three months ended March 31,		Six months ended March 31,
Geographic region	2009	2008	2009	2008
The Americas	57%	50%	48%	50%
Europe	40%	47%	48%	48%
Asia	3%	3%	4%	2%
Total	100%	100%	100%	100%

Note 9. Tax provision

The Company’s   tax provision for the three  months ended  December 31, 2008 and 2007 is as follows:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Federal income tax (benefit)	$-	$(100,000)	$-	$-
Tax expense on international operations	30,015	36,551	57,522	114,883
State taxes	10,000	5,000	20,000	17,000
Tax provision (benefit)	$40,015	$(58,449)	$77,522	$131,883

Note 10. Recent Accounting  Pronouncements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on October 1, 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of SFAS No. 157 for the Company’s financial assets and financial liabilities did not have a material impact on its consolidated financial statements.  At March  31, 2009 the Company had forward contracts whose fair value at quarter end was determined via inputs that included quoted prices for similar foreign exchange contracts in active markets and were thus considered to be Level 2 inputs under the SFAS 157 hierarchy (see Note 6).  Effective October 1, 2009, SFAS No. 157 will also apply to all other fair value measurements for the Company.  The Company is evaluating the effect the implementation of SFAS No. 157 will have on its non-financial assets and non-financial liabilities on its consolidated financial statements.

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The purchase price consisted of $2,238,000 payable in cash; $2,500,000 payable pursuant to Promissory Note, dated December 24, 2008, made payable by the Buyer to Avid (the “Note”) and the assumption of certain liabilities.  The principal amount due pursuant to the Note is payable in 12 equal monthly installments of $208,333. The first such payment was due and paid on January 24, 2009.   Interest on the outstanding principal amount of the Note is payable at a rate equal to (i) from December 24, 2008 until the Maturity Date (as defined in the Note), five percent (5%), (ii) from and after the Maturity Date, or during the continuance of an Event of Default (as defined in the Note), at seven percent (7%).  Pursuant to the terms of the Note, the Buyer and its affiliates are prohibited from (i) declaring or paying any cash dividend, or making a distribution on, repurchasing, or redeeming, any class of stock or other equity or ownership interest in the Buyer or its affiliates, (ii) selling, leasing, transferring or otherwise disposing of any assets or property of the Buyer or any of its affiliates, or attempting to or contracting to do so, other than (a) the sale of inventory in the ordinary course of business and consistent with past practice, (b) the granting of non-exclusive licenses of intellectual property in the ordinary course of business and consistent with past practice and (c) the sale, lease, transfer or disposition of any assets or property (other than the Acquired Assets) with a value not to exceed $500,000 in the aggregate, or (iii) dissolving or liquidating, or merging or consolidating with any other entity, or acquiring all or substantially all of the stock or assets of any other entity.  As of March 31, 2009 the note payable to Avid Technologies Inc. was $1,875,045. The interest paid on the note was $28,646 for three months ended March 31, 2009.

The following allocation of the purchase price and the estimated transaction costs are preliminary and based on information available to the Company’s management at the time the condensed consolidated financial statements were prepared.  Accordingly, the allocation is subject to change and the impact of such changes could be material:

Purchase Price Paid
Cash paid to seller at closing	$2,238,000
Notes payable assumed	2,500,000
Warranty liability assumed	262,000
Direct acquisition costs	489,060
Total purchase price	$5,489,060
Allocation of Purchase Price
Identifiable intangible assets	$5,261,929
Fixed assets	227,131
Total allocation of purchase price	$5,489,060

The values allocated to identifiable intangible assets in the acquisition are expected to be deductible for income tax purposes.

Because  the acquisition was completed on December 24, 2008,  results from the operations of the PCTV business effectively started on January 1, 2009.   On the Company’s  March 31, 2009  balance sheet the acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets such as customer lists, technology and reference designs,  based on a purchase  price allocation  provided by an independent business valuation company.

The following unaudited pro forma results assume the acquisition occurred on October 1, 2007.  The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions set forth above had occurred on the date indicated or what the Company’s results of operations will be in future periods.  The financial results for the periods prior to the acquisition were based on internal financial statements as provided by the Sellers.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
Pro forma statements:	2009	2008	2009	2008
Revenue	$12,733,429	$28,535,692	$41,045,109	$76,606,153

Net (loss)	$(1,932,070)	$(3,393,078)	$(4,402,393)	$(2,798,089)
Net (loss) per share
Basic	$(0.19)	$(0.34)	$(0.44)	$(0.28)
Diluted	$(0.19)	$(0.34)	$(0.44)	$(0.28)

In connection with the transactions contemplated by the Asset Purchase Agreement, the Buyer, Hauppauge Digital Europe Sarl (“HDES”), and Hauppauge Computer Works, Inc. (“HCW”), each a wholly-owned subsidiary of the Company (collectively, the “Subsidiaries”) and the Sellers entered into a Transition Services Agreement, dated December 24, 2008 (the “TSA”), pursuant to which, among other things, the parties agreed to provide each other with certain services relating to infrastructure and systems, order processing and related matters and systems transition and related matters (the “Services”), as set forth in detail in the TSA.  The fees for such Services are set forth in the TSA.  The term of the TSA shall be until the earlier to occur of (i) 18 months following the Closing or (ii) termination of the last of the Services to be provided pursuant to the TSA.  The TSA may be terminated by the Subsidiaries at any time upon thirty (30) days prior written notice to the Sellers and may be terminated with respect to any particular Service to be provided pursuant to the TSA upon ten (10) days prior written notice to Seller.

Further, Avid and  Avid Technology International BV (collectively, the “Consignor”), and HCW and HDES (collectively, the “Consignee”) entered into an Inventory and Product Return Agreement, dated December 24, 2008 (the “Inventory Agreement”).  Pursuant to the terms of the Inventory Agreement, the Consignor is obligated to deliver the Consigned Inventory (as defined in the Inventory Agreement) to the Consignee and the Consignee is obligated to, as applicable, fill orders from products held as Consigned Inventory before filling any such orders with products or inventory other than the Consigned Inventory.  Upon the sale of Consigned Inventory by the Consignee, the Consignee has agreed to pay the Consignor for such Consigned Inventory as follows: (i) if Consignee sells Consigned Inventory for a price equal to or greater than Consignor’s Cost (as defined in the Inventory Agreement) for such Consigned Inventory, then Consignee has agreed to pay Consignor an amount equal to one hundred percent (100%) of the Consignor Cost for such Consigned Inventory; or (ii) if Consignee sells Consigned Inventory for a price less than the Consignor Cost for such Consigned Inventory, then Consignee has agreed to pay Consignor an amount equal to eighty percent (80%) of the sales price for such Consigned Inventory.  The term of the Inventory Agreement expires 18 months from the date of execution.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD  ENDED MARCH  31, 2009 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2008

Results of operations for the three months ended  March 31, 2009 compared to March 31, 2008 are as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	3/31/09	3/31/08	$	2009	2008	Variance
Net sales	$12,733,429	$17,512,692	$(4,779,263)	100.00%	100.00%	-
Cost of sales	9,769,150	14,173,271	(4,404,121)	76.72%	80.93%	-4.21%
Gross profit	2,964,279	3,339,421	(375,142)	23.28%	19.07%	4.21%
Gross profit %	23.28%	19.07%	4.21%
Selling, general and administrative expenses:
Sales and marketing	2,444,174	2,672,798	(228,624)	19.19%	15.26%	3.93%
Technical support	135,600	152,760	(17,160)	1.06%	0.87%	0.19%
General and administrative	1,007,759	1,029,489	(21,730)	7.92%	5.88%	2.04%
Amortization of intangible assets	188,709	-	188,709	1.49%	0.00%	1.49%
Stock compensation	85,429	95,241	(9,812)	0.68%	0.54%	0.14%
Total selling, general and administrative expenses	3,861,671	3,950,288	(88,617)	30.34%	22.55%	7.79%
Research and development expenses	1,220,683	935,001	285,682	9.59%	5.34%	4.25%
Research & development stock compensation	47,165	43,938	3,227	0.36%	0.26%	0.10%
Total expenses	5,129,519	4,929,227	200,292	40.29%	28.15%	12.14%
Net operating loss	(2,165,240)	(1,589,806)	(575,434)	-17.01%	-9.08%	-7.94%

Other income (expense) :
Interest income	5,156	10,623	(5,467)	0.04%	0.06%	-0.02%
Interest (expense)	(28,646)	-	(28,646)	-0.22%	0.00%	-0.22%
Foreign currency	296,675	(4,344)	301,019	2.32%	-0.02%	2.34%
Total other income (expense)	273,185	6,279	266,906	2.14%	0.04%	2.10%
Loss before taxes	(1,892,055)	(1,583,527)	(308,528)	-14.87%	-9.04%	-5.84%
Taxes provision (benefit)	40,015	(58,449)	98,464	0.31%	-0.33%	0.64%
Net income (loss)	$(1,932,070)	$(1,525,078)	$(406,992)	-15.18%	-8.71%	-6.47%

Net sales for the three months ended March 31 2009 decreased $4,779,263 compared to the three months ended March  31, 2008 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Three Months	Three Months	Dollar	dollar	Geographic region
	ended 3/31/09	ended 3/31/08	Variance	variance %	2009	2008
The Americas	7,233,329	8,683,186	(1,449,857)	-17%	57%	50%
Europe	5,136,179	8,215,667	(3,079,488)	-37%	40%	47%
Asia	363,921	613,839	(249,918)	-41%	3%	3%
Total	$12,733,429	$17,512,692	$(4,779,263)	-27%	100%	100%

Net sales to customers in The  Americas were 57%  and 50% of net sales for the three months ended March   31, 2009 and 2008, respectively.  Net sales to customers in Europe were 40%  and 47%  of net sales for the three months ended  March 31, 2009 and 2008, respectively.   Net sales to customers in Asia were 3%  net sales for the three months ended March  31, 2009  and  2008, respectively.  We experienced a decrease in unit sales of about 35% while the change in sales mix increased the average sales price by about 12%.

Factors driving the  decline in  sales for the second quarter of fiscal 2009 were the effects of a weakened economy which curtailed consumer spending,  the  liquidation of  Circuit City,  the weakening of the Euro compared to the U.S. dollar and  the shift in emphasis by   PC manufacturers  to lower cost PCs which do not include TV tuners.  Somewhat offsetting the declines caused by the factors listed above was the addition of sales from the PCTV product line that we acquired from Avid Technology, Inc.

Gross profit

Gross profit  decreased $375,142 for the three months ended March  31, 2009 compared to the  three months ended March  31, 2008.

The decrease in the gross profit is detailed below:

Increase (decrease)
Lower sales	$(1,459,582)
Decrease in the Euro exchange rate	(779,100)
Lower production and production related expenses	625,524
Higher gross profit due favorable sales mix	1,238,016
Total decrease in gross profit	$(375,142)

Gross profit percentage for the three months  ended March  31, 2009 was 23.28 % compared to 19.07% for the three  months ended  March 31, 2008, resulting in a  gross profit increase of  4.21%.
The increase in  gross profit  percentage is detailed below:

Increase (decrease)
Higher gross profit due favorable sales mix	9.37%
Decrease in the Euro exchange rate	(5.77)%
Production and production related expenses	0.61%
Net increase in gross profit percentage	4.21%

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Three months ended March 31,
	Dollar Costs			Percentage of Sales
	2009	2008	Decrease	2009	2008	Increase
Sales and marketing	$2,444,174	$2,672,798	$(228,624)	19.19%	15.26%	3.93%
Technical support	135,600	152,760	(17,160)	1.06%	0.87%	0.19%
General and administrative	1,007,759	1,029,489	(21,730)	7.92%	5.88%	2.04%
Amortization of intangible assets	188,709	-	188,709	1.49%	0.00%	1.49%
Stock compensation	85,429	95,241	(9,812)	0.68%	0.54%	0.14%
Total	$3,861,671	$3,950,288	$(88,617)	30.34%	22.55%	7.79%

Selling, general and administrative expenses decreased $ 88,617 from the prior year’s fiscal second quarter.  Sales and marketing expense decreased $228,624, which was primarily driven by the decrease in Euro compared to the U.S. dollar.   Lower sales resulted in expenses related to sales, such as commissions and marketing development and  advertising  expense to decrease by $26,643.  Lower travel and industry show expenses contributed $43,353 to the expense reduction. Offsetting these decreases was an increase of $ 88,045 in sales and marketing personnel expenses related to PCTV employees hired in connection with the acquisition of the PCTV business from Avid Technology, Inc.

The  decrease  in general and administrative expense  of $21,730 was primarily due lower professional fees, primarily for  legal and consulting  fees of  $45,113, a decrease in bad debt expense of  $20,000 related to the February 2008 liquidation of CompUSA included in last year’s fiscal second quarter  results, a decrease in compensation expense of $41,172 due to staff reductions, a reduction of $20,547 in insurance expense due to lower negotiated premiums, and lower building maintenance expenses of  $10,085. These decreases were somewhat offset by $140,000 paid to Avid Technology, Inc. pursuant to a transitional services agreement.  There also was $188,709 in amortization of intangible assets charged to operations  related to the acquisition of the PCTV business.

Research and  development expenses

Research and development expenses increased  $285,682.  Higher  compensation expense of $419,950 for  personnel expenses related to PCTV employees hired in connection with  the acquisition of the PCTV business from Avid Technology, Inc., offset by $ 55,950 in lower compensation expense due to staff reductions and $77,256 less in project development expenses due to a lower volume of programs in progress for fiscal 2009.

Tax provision

Our  tax provision for the three months ended  March 31, 2009 and 2008 is as follows:

	Three months ended March 31,
	2009	2008
Federal income tax (benefit)	$-	$(100,000)
Tax expense on international operations	30,015	36,551
State taxes	10,000	5,000
Tax provision	$40,015	$(58,449)

We recorded a net loss of  $1,743,361, for the three  months ended March 31, 2009, which resulted in basic and diluted net loss per share of $0.17  on weighted average basic and diluted shares of  10,043,876  compared to a net loss of $1,525,078 for the three months ended March 31, 2008, which resulted in  basic and diluted net loss per share of $0.15,  on weighted average  basic and diluted shares of  9,980,866.

Options to purchase 1,767,744  and 1,631,244 shares of common stock,  at  prices for both periods ranging from  $1.05 to $8.75,  were outstanding for the three months ended March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

SIX  MONTH PERIOD  ENDED MARCH  31, 2009 COMPARED TO SIX MONTH PERIOD
ENDED MARCH 31, 2008

Results of operations for the six months ended  March 31, 2009 compared to March 31, 2008 are as follows:

	Six	Six
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	3/31/09	3/31/08	$	2009	2008	Variance
Net sales	$30,022,109	$54,560,153	$(24,538,044)	100.00%	100.00%	-
Cost of sales	24,459,569	43,079,671	(18,620,102)	81.47%	78.96%	2.51%
Gross profit	5,562,540	11,480,482	(5,917,942)	18.53%	21.04%	-2.51%
Gross profit %	18.53%	21.04%	-2.51%
Selling, general and administrative expenses:
Sales and marketing	5,203,465	5,922,650	(719,185)	17.33%	10.86%	6.47%
Technical support	270,984	302,767	(31,783)	0.90%	0.55%	0.35%
General and administrative	1,866,552	2,086,957	(220,405)	6.22%	3.83%	2.39%
Amortization of intangible assets	188,709	-	188,709	0.63%	0.00%	0.63%
Stock compensation	170,857	190,482	(19,625)	0.57%	0.34%	0.23%
Total selling, general and administrative expenses	7,700,567	8,502,856	(802,289)	25.65%	15.58%	10.07%
Research and development expenses	2,019,160	1,804,820	214,340	6.73%	3.31%	3.42%
Research & development stock compensation	94,330	87,876	6,454	0.31%	0.16%	0.15%
Total expenses	9,814,057	10,395,552	(581,495)	32.69%	19.05%	13.64%
Net operating income (loss)	(4,251,517)	1,084,930	(5,336,447)	-14.16%	1.99%	-16.15%

Other income (expense) :
Interest income	9,625	16,817	(7,192)	0.03%	0.03%	0.00%
Interest (expense)	(28,646)	-	(28,646)	-0.10%	0.00%	-0.10%
Foreign currency	643,677	(31,953)	675,630	2.15%	-0.06%	2.21%
Total other income (expense)	624,656	(15,136)	639,792	2.08%	-0.03%	2.11%
Income (loss) before taxes	(3,626,861)	1,069,794	(4,696,655)	-12.08%	1.96%	-14.04%
Taxes on income (loss)	77,522	131,883	(54,361)	0.26%	0.24%	0.02%
Net income (loss)	$(3,704,383)	$937,911	$(4,642,294)	-12.34%	1.72%	-14.06%

Net sales for the six months ended March 31, 2009 decreased $24,538,044 compared to the six months ended March 31, 2008 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Six Months	Six Months	Dollar	Dollar	Geographic region
	ended 3/31/09	ended 3/31/08	Variance	variance %	2009	2008
The Americas	14,506,454	27,384,971	(12,878,517)	-47%	48%	50%
Europe	14,541,478	25,998,787	(11,457,309)	-44%	48%	48%
Asia	974,177	1,176,395	(202,218)	-17%	4%	2%
Total	$30,022,109	$54,560,153	$(24,538,044)	-45%	100%	100%

Net sales to customers in The  Americas were 48%  and 51% of net sales for the six months ended March   31, 2009 and 2008, respectively.  Net sales to customers in Europe were 48% of net sales for the six months ended  March  31, 2009 and 2008, respectively.   Net sales to customers in Asia were 4% and 2% of net sales for the six months ended March  31, 2009  and  2008, respectively.  We experienced a decrease in unit sales of about 35% while the change in sales mix increased the average sales price by about 12%.

Factors driving the  decline in  sales for the six months ended March 31,  2009 were the effects of a weakened economy which curtailed consumer spending,  the  liquidation of  Circuit City,  the weakening of the Euro and  the shift in emphasis  by the  PC manufacturers  to lower cost PCs which do not include TV tuners.  Somewhat offsetting the declines caused by the factors listed above was the addition of sales from the PCTV product line that we acquired from Avid Technology, Inc.

Gross profit

Gross profit  decreased $5,917,942 for the  six months ended March  31, 2009 compared to the  six months ended March  31, 2008.

The decrease in  the gross profit are detailed below:

Increase (decrease)
Lower sales	$(7,254,202)
Decrease in the Euro exchange rate	(1,663,834)
Lower production and production related expenses	1,444,871
Higher gross profit due favorable sales mix	1,555,223
Total decrease in gross profit	$(5,917,942)

Gross profit percentage for the six months  ended  March  31, 2009 was 18.53 % compared to 21.04% for the six  months ended  March  31, 2008, resulting in a  gross profit decrease of  2.51%.

The decrease in the gross profit  percentage are detailed below:

Increase (decrease)
Lower gross profit due favorable sales mix	4.89%
Decrease in the Euro exchange rate	(5.25)%
Production and production related expenses	(2.15)%
Net increase in gross profit percentage	(2.51)%

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Six months ended March 31,
	Dollar Costs			Percentage of Sales
	2009	2008	Decrease	2009	2008	Increase
Sales and marketing	$5,203,465	$5,922,650	$(719,185)	17.33%	10.86%	6.47%
Technical support	270,984	302,767	(31,783)	0.90%	0.55%	0.35%
General and administrative	1,866,552	2,086,957	(220,405)	6.22%	3.83%	2.39%
Amortization of intangible assets	188,709	-	188,709	0.63%	0.00%	0.63%
Stock compensation	170,857	190,482	(19,625)	0.57%	0.34%	0.23%
Total	7,700,567	8,502,856	(802,289)	25.65%	15.58%	10.07%

Selling, general and administrative expenses decreased $ 802,289  compared to the same period in the  prior fiscal year.  Sales and marketing expense decreased $719,185.  The  decrease in the Euro compared to the U.S. dollar accounted for   $419,079  of the  decrease.    Lower sales resulted in expenses related to sales, such as commissions and marketing development and  advertising  expense to decrease by $432,270.  Lower travel and industry show expenses of $42,569, and lower expenses of $59,920 for our European  sales offices also contributed to the expense reduction . Offsetting these decreases was in increase of $152,335 in personnel   related expenses for Hauppauge Computer Works employees and  $ 88,045 in personnel related  expenses for  PCTV employees hired in connection with the acquisition of the PCTV business from Avid Technology, Inc.

The  decrease  in general and administrative expense  of $220,405 was primarily due lower professional fees, primarily for  legal and consulting  fees of  $137,967, a decrease in bad debt expense of  $120,000 related to the February 2008 liquidation of CompUSA, a decrease in compensation expense of $49,420 due to staff reductions, a reduction of $40,928 in insurance expense due to lower negotiated premiums and lower building maintenance expenses of  $13,142. These decreases were somewhat offset by $140,000 paid to Avid Technology, Inc. pursuant to a transitional services agreement.  There also was $188,709 in amortization of intangible assets charged to operations  related to the acquisition of the PCTV business.

Research and  development expenses

Research and development expenses increased  $214,340.  Higher compensation expense of $419,950 for  personnel expenses related to PCTV employees hired in connection with the acquisition of the PCTV business from Avid Technology, Inc., offset by $81,042 in lower compensation expense due to staff reductions and $123,247 less in project development expenses due to a lower volume of programs in progress for fiscal 2009

Tax provision

Our  tax provision for the six months ended March  31, 2009 and 2008 is as follows:

	Six months ended December 31,
	2009	2008

Federal income tax expense	$-	$-
Tax expense on international operations	57,522	114,883
State taxes	20,000	17,000
Tax provision	$77,522	$131,883

We recorded a net loss of  $3,515,674, for the six months ended March 31, 2009, which resulted in basic and diluted net loss per share of $0.35  on weighted average basic and diluted shares of  10,039,434  compared to a net income of $937,911 for the six months ended March  31, 2008, which resulted in  basic and diluted net income per share of $0.09  on weighted average  basic and diluted shares of 9,918,434 and 10,187,134, respectively.

Options to purchase 1,767,744  and 831,000 shares of common stock,  at  prices  ranging from  $1.05 to $8.75 and $3.56 to  $8.75, respectively,  were outstanding for the six months ended March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature  of our  retail sales.

Liquidity and capital resources

Our cash, working capital and stockholders’ equity position as of  March 31, 2009 and September 30, 2008 is set forth below:

	March 31, 2009	September 30, 2008

Cash	$10,560,463	$14,191,721
Working Capital	8,169,662	17,229,410
Stockholders’ Equity	15,113,660	18,988,536

We had cash and cash equivalents as of March 31, 2009 of $10,560,463, a decrease of  $3,631,258 from September 30, 2008.

The decrease  in cash was due to :

Sources of cash:
Decrease in accounts receivable	$2,125,931
Decrease in inventory	1,754,778
Proceeds from employee stock purchases	19,282
Less cash used for:
PCTV acquisition-net of note payable	(2,345,500)
Net loss adjusted for non cash items	(3,126,738)
Decrease in accounts payable and accrued expenses	(965,931)
Effect of exchange rates on cash	(454,962)
Payment on note payable to Avid Technologies Inc.	(624,999)
Increase in prepaid expenses and other current assets	(5,193)
Capital equipment purchases	(7,926)
Net cash decrease	$(3,631,258)

Net cash of $217,153 used in operating activities was due to the net loss adjusted for non cash items of $3,126,738,  a decrease in accounts payable and accrued expense of $965,931 plus an increase in prepaid expenses and other current assets of  $5,193,  offset  by a decrease in accounts receivable  and a decrease in inventory of  $2,125,931 and  $1,754,778, respectively.   The  decrease in  accounts receivable  was due to a  decrease  in sales  between the first fiscal quarter of fiscal 2009 and  the  second  fiscal quarter of 2009.

Cash of $2,353,426 was used to in investment activities.  Of this amount, $2,345,500 was used for the acquisition of the PCTV business and $7,926 was used to purchase fixed assets. The $2,345,500  used for the PCTV acquisition consisted of   $2,238,000  paid  against the $5,000,000 purchase price and $107,500  disbursed in payment of direct expenses of the acquisition. We also incurred a Note Payable to Avid Technology, Inc. of $2,500,000, of which $624,999 in payments have been made against the note ..  Cash of $19,282 was provided from purchases of stock pursuant to our employee stock purchase plan.

Our cash requirements for the next twelve months will include, among other things,  the cash required to pay off the  note  to Avid Technology, Inc related to the  purchase the  PCTV product line and the cash needed to fund the acquisition’s working capital needs.  With the proper execution of our business and operational integration plan, we believe that our cash and cash equivalents as of  March  31, 2009 and our internally generated cash flow  will provide us with sufficient liquidity to meet our capital needs for the next twelve months.   Failure to meet the operating and integration plan could require the need for additional sources of capital.   In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional working capital needs.

On March 31, 2009 our line of credit with the JP Morgan Chase Bank expired and was not renewed.

Future contractual  obligations

The following table shows our contractual obligations related to lease obligations as of March  31, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Note payable to Avid Technology Inc. (1)	$1,875,045	$1,875,045
Operating lease obligations	$1,465,963	$513,309	$867,628	$85,026
Total	$3,341,008	$2,388,354	$867,628	$85,026

(1)	See Note 11 to our condensed consolidated financial statements for further details on the note payable to Avid Technologies, Inc.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Item 2.  Unregistered sales of equity securities and use of proceeds

None sold  during the second  fiscal quarter ended March  31. 2009.

Item 6.  Exhibits
3.1	Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 14, 2000 (2)

3.2	By-laws, as amended to date (3)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(1)           Denotes document filed as an Exhibit to our Registration Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.
(2)           Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2006, and incorporated herein by reference.
(3)           Denotes document filed as an Exhibit to our Form 8-K dated December 26, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUPPAUGE DIGITAL INC. Registrant

Date:May 15, 2009	By	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the
Board, President (Principal Executive Officer)

Date: May 15, 2009	By	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal
Accounting Officer) and Secretary