Form 10-Q
period 2009-06-30
HAUPPAUGE DIGITAL INC
filed 2009-08-14
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30,  2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number          1-13550

HAUPPAUGE DIGITAL INC.
(Exact name of  registrant as specified in its charter)

Delaware	11-3227864
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

91 Cabot Court, Hauppauge, New York  11788
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in  Rule12b-2 of the Exchange Act).

☐ YES              ☒ NO

As of   July 29, 2009, 10,054,463 shares of .01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

Page no.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Consolidated Balance Sheets – June 30, 2009 (unaudited) and September 30, 2008	4

Consolidated Statements of Operations - Three Months ended June 30, 2009 (unaudited) and 2008 (unaudited)	5

Consolidated Statements of Operations - Nine Months ended June 30, 2009 (unaudited) and 2008 (unaudited)	6

Consolidated Statements of Other Comprehensive Loss Three Months and Nine Months ended June 30, 2009 (unaudited) and 2008 (unaudited)	7

Consolidated Statements of Cash Flows-Nine Months ended June 30, 2009 (unaudited) and 2008 (unaudited)	8

Notes to Consolidated Financial Statements	9-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3. Quantitative and Qualitative Disclosures about Market Risks	25-26

Item 4T. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	27-28

Signatures	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (unaudited)	September 30 , 2008
Assets:
Cash and cash equivalents	$9,033,115	$14,191,721
Trade receivables, net of various allowances	7,147,085	6,932,400
Other non trade receivables	3,288,182	2,316,057
Inventories	9,934,266	12,236,166
Deferred tax asset-current	1,133,073	1,133,073
Prepaid expenses and other current assets	1,112,100	1,093,406
Total current assets	31,647,821	37,902,823

Intangible assets, net of amortization	4,884,811	-
Property, plant and equipment, net	818,144	769,288
Security deposits and other non current assets	108,070	102,227
Deferred tax asset-non current	887,611	887,611
Total assets	$38,346,457	$39,661,949

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$9,262,165	$10,406,836
Accrued expenses – fees	10,567,740	7,952,244
Accrued expenses – other	3,342,408	2,256,099
Note payable	1,250,045	-
Income taxes payable	119,854	58,234
Total current liabilities	24,542,212	20,673,413

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized,
10,808,775 and 10,784,717 issued, respectively	108,087	107,847
Additional paid-in capital	17,135,030	16,709,201
Retained earnings	2,346,930	7,938,695
Accumulated other comprehensive loss	(3,381,465)	(3,362,870)
Treasury Stock, at cost, 759,579 shares	(2,404,337)	(2,404,337)
Total stockholders' equity	13,804,245	18,988,536
Total liabilities and stockholders' equity	$38,346,457	$39,661,949

 See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2009	2008

Net sales	$13,067,124	$19,415,731
Cost of sales	9,845,438	15,568,094
Gross profit	3,221,686	3,847,637

Selling, general and administrative expenses	3,954,536	3,997,595
Research and development expenses	1,122,911	966,690
Loss from operations	(1,855,761)	(1,116,648)

Other income (expense):
Interest income	1,707	11,816
Interest expense	(20,832)	-
Foreign currency gain	25,532	15,823
Total other income	6,407	27,639
Loss before taxes	(1,849,354)	(1,089,009)
Tax provision	38,028	28,554
Net loss	$(1,887,382)	$(1,117,563)

Net loss per share:
Basic	$(0.19)	$(0.11)
Diluted	$(0.19)	$(0.11)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended June 30,
	2009	2008

Net sales	$43,089,233	$73,975,884
Cost of sales	34,305,007	58,647,765
Gross profit	8,784,226	15,328,119

Selling, general and administrative expenses	11,655,103	12,500,452
Research and development expenses	3,236,401	2,859,386
Loss from operations	(6,107,278)	(31,719)

Other income (expense):
Interest income	11,332	28,633
Interest expense	(49,478)	-
Foreign currency gain (loss)	669,209	(16,130)
Total other income	631,063	12,503
Loss before taxes	(5,476,215)	(19,216)
Tax provision	115,550	160,437
Net loss	$(5,591,765)	$(179,653)

Net loss per share:
Basic	$(0.56)	$(0.02)
Diluted	$(0.56)	$(0.02)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER  COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended June 30,
	2009	2008
Net loss	$(1,887,382)	$(1,117,563)
Foreign currency translation gain ( loss)	494,085	(336,577)
Forward exchange contracts marked to market (loss) gain	(57,808)	128,327
Other comprehensive loss	$(1,451,105)	$(1,325,813)

	Nine months ended June 30,
	2009	2008
Net loss	$(5,591,765)	$(179,653)
Foreign currency translation gain (loss)	1,449	(462,344)
Forward exchange contracts marked to market gain (loss)	(20,134)	81,503
Other comprehensive loss	$(5,610,450)	$(560,494)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2009	2008
Net loss	$(5,591,765)	$(179,653)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	584,012	196,499
Inventory reserve	-	650,000
Bad debt expense	-	120,000
Stock based compensation expense	401,936	543,537
Other non cash items	(5,800)	7,737
Changes in current assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,186,810)	10,966,426
Inventories	2,301,900	1,204,545
Prepaid expenses and other current assets	(18,694)	(430,391)
Accounts payable	(1,236,820)	(12,751,795)
Accrued expenses and other current liabilities	3,356,714	695,098
Total adjustments	4,196,438	1,201,656
Net cash (used in) provided by operating activities	(1,395,327)	1,022,003

Cash Flows From Investing Activities:
PCTV acquisition	(2,490,500)	-
Purchases of property, plant and equipment	(28,319)	(237,896)
Net cash used in investing activities	(2,518,819)	(237,896)

Cash Flows From Financing Activities:
Purchase of treasury stock	-	(40,832)
Payments on note payable	(1,249,998)	-
Proceeds from the exercise of stock options and employee stock purchases	24,133	282,925
Net cash (used in) provided by financing activities	(1,225,865)	242,093
Effect of exchange rates on cash	(18,595)	(380,841)
Net (decrease) increase in cash and cash equivalents	(5,158,606)	645,359
Cash and cash equivalents, beginning of period	14,191,721	11,581,657
Cash and cash equivalents, end of period	$9,033,115	$12,227,016
Supplemental disclosures:
Interest paid	$49,478	$-
Income taxes paid	$54,288	$241,338
Note payable to Avid Technology, Inc.	$2,500,000	$-

See accompanying notes to consolidated financial statements

 HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of  Presentation

The accompanying unaudited consolidated financial statements for Hauppauge Digital Inc. and subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by  generally accepted accounting principles for annual financial statements.  In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the Company’s consolidated financial position,  results of operations and cash flows as of and for the interim periods have been included.  It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2008 Form 10-K.

The operating results for the three months and nine months ended  June 30, 2009  are not necessarily indicative of the results to be expected for the September 30, 2009 year end.

Certain reclassifications have been made to prior consolidated  financial statements to conform to the current classifications.

Subsequent events have been evaluated by Management after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.

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

Trade receivables  and other non-trade receivables as of  June 30, 2009 and September 30, 2008 consisted of :

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,	September 30,
	2009	2008
Trade receivables	$11,235,305	$11,668,214
Allowances and reserves	(4,088,220)	(4,735,814)
Total trade receivables	7,147,085	6,932,400
Receivable from contract manufacturers	2,393,436	1,795,225
GST and VAT taxes receivables	763,203	484,086
Other	131,543	36,746
Total non trade receivables	$3,288,182	$2,316,057

Note 3.  Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	June 30,	September 30,
	2009	2008
Component parts	$3,657,763	$4,561,140
Finished goods	6,276,503	7,675,026
	$9,934,266	$12,236,166

Note 4.  Net Income (Loss) Per  Share

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average shares outstanding-basic	10,048,771	10,018,152	10,042,546	9,951,552
Number of shares issued on the assumed
exercise of stock options	-	-	-	-
Weighted average shares outstanding-diluted	10,048,771	10,018,152	10,042,546	9,951,552

Options to purchase 1,522,394  and 1,767,744 shares of common stock,  at  prices for both periods ranging from  $1.05 to $8.75,  were outstanding for the three months ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Options to purchase 1,522,394  and 1,767,744 shares of common stock  at  prices for both periods ranging from  $1.05 to $8.75, respectively,  were outstanding for the nine months ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 5.  Accumulated  Other Comprehensive Loss

Accumulated other comprehensive loss consists of two components: translation gains  and losses  and FAS 133 mark to market gains and losses  on the Company’s open foreign exchange contracts. As of June 30, 2009,  appearing in the equity section under  “ Accumulated other  comprehensive loss” was a  loss of  $3,381,465, which consisted of a deferred translation loss of $3,344,876 and a deferred loss of $36,589 due to the mark to market differences between the value of  the Company’s open forward exchange  contracts at the contract rates versus the same contracts valued at the period ending forward rate.

The table below  details the gains and losses  that make up the accumulated other  comprehensive  loss  on the Company’s balance sheet as of  June 30, 2009:

Accumulated other comprehensive loss	Balance as of	Oct 08 to June 09	Balance as of
Fiscal 2009 activity	Sept 30, 2008	gains (losses)	June 30, 2009
Translation gain (losses)	$(3,346,325)	$1,449	$(3,344,876)
FAS 133 mark to market loss	(16,545)	(20,044)	(36,589)
	$(3,362,870)	$(18,595)	$(3,381,465)

Note 6. Revenue recognition

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Note 7.  Product segment and geographic information

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

The Company’s products fall under three product categories:

•	Analog TV tuner boards
•	Digital TV tuner, and combination analog and digital TV tuner, boards
•	Other non-TV tuner products

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Sales by functional category are as follows:

	Three months ended June 30,		Nine months ended June 30,
Product line sales	2009	2008	2009	2008
Analog TV tuner products	$336,030	$1,000,041	$2,380,493	$7,146,937
Digital and combination analog and digital TV tuner products	11,841,827	17,180,626	37,447,228	64,071,903
Other non-TV tuner products	889,267	1,235,064	3,261,512	2,757,044
Total sales	$13,067,124	$19,415,731	$43,089,233	$73,975,884

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in both  Europe and Asia.  Sales percent by geographic region are as follows:

	Three months ended June 30,		Nine months ended June 30,
Geographic region	2009	2008	2009	2008
The Americas	53%	42%	50%	48%
Europe	44%	54%	47%	49%
Asia	3%	4%	3%	3%
Total	100%	100%	100%	100%

Note 8. Tax provision

The Company’s tax provision for the three  months and nine months ended  June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Tax expense on international operations	$28,028	$28,554	$85,550	143,437
State taxes	10,000	-	30,000	17,000
Tax provision	$38,028	$28,554	$115,550	$160,437

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on October 1, 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of SFAS No. 157 for the Company’s financial assets and financial liabilities did not have a material impact on its consolidated financial statements.  At June 30, 2009  the Company had forward contracts whose fair value at quarter end was determined via inputs that included quoted prices for similar foreign exchange contracts in active markets and were thus considered to be Level 2 inputs under the SFAS 157 hierarchy (see Note 5).  Effective October 1, 2009, SFAS No. 157 will also apply to all other fair value measurements for the Company.  The Company is evaluating the effect the implementation of SFAS No. 157 will have on its non-financial assets and non-financial liabilities on its consolidated financial statements.

The carrying amount of cash, accounts receivables and accounts payables and other short-term financial instruments approximate their fair value due to their short-term nature.  The Company believes that borrowings outstanding under its note payable approximate fair value due to the short-term duration of the loan.

Note 10. Acquisition of PCTV assets from Avid Technology, Inc.

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The purchase price consisted of $2,238,000 payable in cash; $2,500,000 payable pursuant to Promissory Note, dated December 24, 2008, made payable by the Buyer to Avid (the “Note”) and the assumption of certain liabilities.  The principal amount due pursuant to the Note is payable in 12 equal monthly installments of $208,333. The first such payment was due and paid on January 24, 2009.   Interest on the outstanding principal amount of the Note is payable at a rate equal to (i) from December 24, 2008 until the Maturity Date (as defined in the Note), five percent (5%), (ii) from and after the Maturity Date, or during the continuance of an Event of Default (as defined in the Note), at seven percent (7%).  Pursuant to the terms of the Note, the Buyer and its affiliates are prohibited from (i) declaring or paying any cash dividend, or making a distribution on, repurchasing, or redeeming, any class of stock or other equity or ownership interest in the Buyer or its affiliates, (ii) selling, leasing, transferring or otherwise disposing of any assets or property of the Buyer or any of its affiliates, or attempting to or contracting to do so, other than (a) the sale of inventory in the ordinary course of business and consistent with past practice, (b) the granting of non-exclusive licenses of intellectual property in the ordinary course of business and consistent with past practice and (c) the sale, lease, transfer or disposition of any assets or property (other than the Acquired Assets) with a value not to exceed $500,000 in the aggregate, or (iii) dissolving or liquidating, or merging or consolidating with any other entity, or acquiring all or substantially all of the stock or assets of any other entity. As of  June 30, 2009,  the  note payable to Avid Technologies Inc. was $1,250,045. The interest paid on the note was $49,478 for nine months ended June 30, 2009.

The following allocation of the purchase price and the estimated transaction costs are preliminary and based on information available to the Company’s management at the time the  consolidated financial statements were prepared.  Accordingly, the allocation is subject to change and the impact of such changes could be material:

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

Because  the acquisition was completed on December 24, 2008,  results from the operations of the PCTV business effectively started on January 1, 2009.   On the Company’s  June 30, 2009  balance sheet the acquisition was recorded by allocating the purchase price to the assets acquired, including intangible assets such as customer lists, technology and reference designs,  based on a purchase  price allocation  provided by an independent business valuation company.

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

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months	Nine months	Nine months
	ended	ended	ended
	June 30,	June 30,	June 30,
Pro forma statements:	2008	2009	2008
Revenue	$30,438,731	$54,112,223	$107,044,884

Net loss	$(2,985,563)	$(6,289,775)	$(5,783,653)
Net loss per share
Basic net loss per share	$(0.30)	$(0.63)	$(0.58)
Diluted net loss per share	$(0.30)	$(0.63)	$(0.58)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD  ENDED JUNE 30 2009 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2008

Results of operations for the three months ended  June 30, 2009 compared to June 30, 2008 are as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	6/30/09	6//30/08		$2009	2008	Variance
Net sales	$13,067,124	$19,415,731	$(6,348,607)	100.00%	100.00%	-
Cost of sales	9,845,438	15,568,094	(5,722,656)	75.35%	80.18%	-4.83%
Gross profit	3,221,686	3,847,637	(625,951)	24.65%	19.82%	4.83%
Gross profit %	24.65%	19.82%	4.83%
Selling, general and administrative expenses:
Sales and marketing	2,753,296	2,776,622	(23,326)	21.07%	14.30%	6.77%
Technical support	127,922	131,393	(3,471)	0.98%	0.68%	0.30%
General and administrative	796,503	994,339	(197,836)	6.11%	5.12%	0.99%
Amortization of intangible assets	188,709	-	188,709	1.45%	0.00%	1.45%
Stock compensation	88,106	95,241	(7,135)	0.68%	0.49%	0.19%
Total selling, general and administrative expenses	3,954,536	3,997,595	(43,059)	30.29%	20.59%	9.70%
Research and development expenses	1,074,268	922,752	151,516	8.22%	4.75%	3.47%
Research & development stock compensation	48,643	43,938	4,705	0.36%	0.24%	0.12%
Total expenses	5,077,447	4,964,285	113,162	38.87%	25.58%	13.29%
Net operating loss	(1,855,761)	(1,116,648)	(739,113)	-14.22%	-5.76%	-8.46%

Other income (expense) :
Interest income	1,707	11,816	(10,109)	0.01%	0.06%	-0.05%
Interest (expense)	(20,832)	-	(20,832)	-0.16%	0.00%	-0.16%
Foreign currency	25,532	15,823	9,709	0.19%	0.08%	0.11%
Total other income (expense)	6,407	27,639	(21,232)	0.04%	0.14%	-0.10%
Loss before taxes	(1,849,354)	(1,089,009)	(760,345)	-14.18%	-5.62%	-8.56%
Taxes provision	38,028	28,554	9,474	0.29%	0.15%	0.14%
Net loss	$(1,887,382)	$(1,117,563)	$(769,819)	-14.47%	-5.77%	-8.70%

Net sales for the three months ended June 30, 2009 decreased $6,348,607 compared to the three months ended June 30, 2008 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Three Months	Three Months	Dollar	dollar	Geographic region
	ended 6/30/09	ended 6/30/08	Variance	variance %	2009	2008
The Americas	$6,834,846	$8,112,299	$(1,277,453)	-16%	53%	42%
Europe	5,821,748	10,561,243	(4,739,495)	-45%	44%	54%
Asia	410,530	742,189	(331,659)	-45%	3%	4%
Total	$13,067,124	$19,415,731	$(6,348,607)	-33%	100%	100%

Net sales to customers in The Americas were 53%  and 42% of net sales for the three months ended June  30, 2009 and 2008, respectively.  Net sales to customers in Europe were 44% and 54% of net sales for the three months ended June 30, 2009 and 2008, respectively.   Net sales to customers in Asia were 3% and 4% of net sales for the three months ended June 30, 2009 and  2008, respectively.  We experienced a decrease in unit sales of about 36% while the change in sales mix increased the average sales price by about 4%.

Factors driving the  decline in  sales for the third quarter of fiscal 2009 were the effects of a weakened economy which curtailed consumer spending,  the  liquidation of  Circuit City,  the weakening of the Euro compared to the U.S. dollar and  the shift in emphasis by   PC manufacturers  to lower cost PCs which do not include TV tuners.  Somewhat offsetting the declines caused by the factors listed above was the addition of sales from the PCTV product line that we acquired from Avid Technology, Inc.

Gross profit

Gross profit decreased $625,951 for the three months ended June 30, 2009 compared to the  three months ended June 30, 2008.

The decrease in the gross profit is detailed below:

Increase (decrease)
Lower sales	$(1,848,381)
Decrease in the Euro exchange rate	(812,003)
Lower production and production related expenses	425,363
Higher gross profit due favorable sales mix	1,609,070
Total decrease in gross profit	$(625,951)

Gross profit percentage for the three months  ended June 30, 2009 was 24.65 % compared to 19.52% for the three  months ended  June 30, 2008, resulting in a  gross profit increase of  4.83%.

The increase in  gross profit  percentage is detailed below:

Increase (decrease)
Higher gross profit due favorable sales mix	11.94%
Decrease in the Euro exchange rate	(5.85)%
Production and production related expenses	(1.26)%
Net increase in gross profit percentage	4.83%

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Three months ended June 30,
	Dollar Costs			Percentage of Sales
	2009	2008	Decrease	2009	2008	Increase
Sales and marketing-HCW	$2,637,961	$2,776,622	$(138,661)	20.19%	14.30%	5.89%
Sales and marketing-PCTV	115,335	-	115,335	0.88%	0.00%	0.88%
Technical support	127,922	131,393	(3,471)	0.98%	0.68%	0.30%
General and administrative-HCW	770,359	994,339	(223,980)	5.90%	5.12%	0.78%
General and administrative-PCTV	26,144	-	26,144	0.21%	0.00%	0.21%
Amortization of intangible assets	188,709	-	188,709	1.45%	0.00%	1.45%
Stock compensation	88,106	95,241	(7,135)	0.68%	0.49%	0.19%
Total	$3,954,536	$3,997,595	$(43,059)	30.29%	20.59%	9.70%

Selling, general and administrative expenses decreased $ 43,059 from the prior year’s fiscal third quarter.  Sales and marketing expense for HCW decreased $138,661, primarily driven by the decrease in the Euro exchange rate compared to the U.S. dollar  which resulted in an expense reduction of  $257,410, lower compensation expense of $21,221 due personnel reductions and  lower travel and industry show expenses $42,459  due  to the budgeted  expense reductions. Offsetting these decreases was an increase of $ 115,335 in sales and marketing expense for PCTV due to personnel expenses related to PCTV employees hired in connection with the acquisition of the PCTV business from Avid Technology, Inc. and increased sales office expenses for HCW  of $34,238 related to higher personnel costs.

The  decrease  in general and administrative expense for HCW  of  $223,980 was primarily due lower professional fees, primarily for  legal and consulting  fees  of  $121,644,  a decrease in compensation expense of $31,231 due to staff reductions,  a reduction of $36,689 in insurance expense due to lower negotiated premiums,  lower communications expenses  of  $6,643 and lower insurance expense of $36,689 due lower  premiums. These decreases were somewhat offset by $26,144 in general and administration expenses related to the PCTV operation.  There also was $188,709 in amortization of intangible assets charged to operations for the third quarter of fiscal 2009  related to the acquisition of the PCTV business.

Research and  development expenses

Research and development expenses increased  $156,221.  Higher  compensation expense of $426,441 for  personnel expenses related to PCTV employees hired in connection with  the acquisition of the PCTV business from Avid Technology, Inc., offset by $ 183,183 in lower compensation expense due to staff reductions and $107,240 less in project development expenses due to a lower volume of programs in progress for fiscal 2009.

Tax provision

Our  tax provision for the three months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,
	2009	2008
Tax expense on international operations	$28,028	$28,554
State taxes	10,000	-
Tax provision	$38,028	$28,554

We recorded a net loss of  $1,887,382, for the three  months ended June 30, 2009, which resulted in basic and diluted net loss per share of $0.19 on weighted average basic and diluted shares of  10,048,771  compared to a net loss of $1,117,563 for the three months ended June 30, 2008, which resulted in  basic and diluted net loss per share of $0.11  on weighted average  basic and diluted shares of  10,018,771.

Options to purchase 1,522,394  and 1,767,744 shares of common stock,  at  prices for both periods ranging from  $1.05 to $8.75,  were outstanding for the three months ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

NINE  MONTH PERIOD  ENDED JUNE 30, 2009 COMPARED TO NINE MONTH PERIOD ENDED JUNE 30, 2008

Results of operations for the nine months ended June 30, 2009 compared to June 30, 2008 are as follows:

	Nine	Nine
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	6/30/09	6/30/08		$2009	2008	Variance
Net sales	$43,089,233	$73,975,884	$(30,886,651)	100.00%	100.00%	-
Cost of sales	34,305,007	58,647,765	(24,342,758)	79.61%	79.28%	0.33%
Gross profit	8,784,226	15,328,119	(6,543,893)	20.39%	20.72%	-0.33%
Gross profit %	20.39%	20.72%	-0.33%
Selling, general and administrative expenses:
Sales and marketing	7,956,761	8,699,273	(742,512)	18.47%	11.76%	6.71%
Technical support	398,906	434,160	(35,254)	0.93%	0.59%	0.34%
General and administrative	2,663,055	3,081,296	(418,241)	6.18%	4.17%	2.01%
Amortization of intangible assets	377,418	-	377,418	0.88%	0.00%	0.88%
Stock compensation	258,963	285,723	(26,760)	0.60%	0.39%	0.21%
Total selling, general and administrative expenses	11,655,103	12,500,452	(845,349)	27.06%	16.91%	10.15%
Research and development expenses	3,093,428	2,727,572	365,856	7.18%	3.69%	3.49%
Research & development stock compensation	142,973	131,814	11,159	0.33%	0.18%	0.15%
Total expenses	14,891,504	15,359,838	(468,334)	34.57%	20.78%	13.79%
Net operating loss	(6,107,278)	(31,719)	(6,075,559)	-14.18%	-0.06%	-14.12%

Other income (expense) :
Interest income	11,332	28,633	(17,301)	0.03%	0.04%	-0.01%
Interest expense	(49,478)	-	(49,478)	-0.11%	0.00%	-0.11%
Foreign currency	669,209	(16,130)	685,339	1.55%	-0.02%	1.57%
Total other income (expense)	631,063	12,503	618,560	1.47%	0.02%	1.45%
Loss before taxes	(5,476,215)	(19,216)	(5,456,999)	-12.71%	-0.04%	-12.67%
Tax provision	115,550	160,437	(44,887)	0.27%	-0.04%	-9.66%
Net loss	$(5,591,765)	$(179,653)	$(5,412,112)	-12.98%	0.00%	-12.98%

Net sales for the nine months ended June 30, 2009 decreased $30,886,651 compared to the nine months ended June 30, 2008 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Nine Months	Nine Months	Dollar	Dollar	Geographic region
	ended 6/30/09	ended 6/30/08	Variance	variance %	2009	2008
The Americas	21,341,299	35,497,270	(14,155,971)	-40%	50%	48%
Europe	20,363,226	36,560,030	(16,196,804)	-44%	47%	49%
Asia	1,384,708	1,918,584	(533,876)	-28%	3%	3%
Total	$43,089,233	$73,975,884	$(30,886,651)	-42%	100%	100%

Net sales to customers in The  Americas were 50%  and 48% of net sales for the nine months ended June 30, 2009 and 2008, respectively.  Net sales to customers in Europe were 47% and 49%  of net sales for the nine months ended  June 30, 2009 and 2008, respectively.   Net sales to customers in Asia were 3% of net sales for the nine months ended June 30, 2009  and  2008, respectively.  We experienced a decrease in unit sales of about 43% while the change in sales mix increased the average sales price by about 3%.

Factors driving the  decline in  sales for the nine months ended June 30,  2009 were the effects of a weakened economy which curtailed consumer spending,  the  liquidation of  Circuit City,  the weakening of the Euro and  the shift in emphasis  by the  PC manufacturers  to lower cost PCs which do not include TV tuners.  Somewhat offsetting the declines caused by the factors listed above was the addition of sales from the PCTV product line that we acquired from Avid Technology, Inc.

Gross profit

Gross profit  decreased $6,543,893 for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008.

The decrease in  the gross profit is detailed below:

Increase (decrease)
Lower sales	$(9,093,029)
Decrease in the Euro exchange rate	(2,475,837)
Lower production and production related expenses	1,870,234
Higher gross profit due favorable sales mix	3,154,739
Total decrease in gross profit	$(6,543,893)

Gross profit percentage for the nine months  ended  June 30, 2009 was 20.39 % compared to 20.72% for the nine months ended  June 30, 2008, resulting in a  gross profit decrease of  0.33%.

The decrease in the gross profit  percentage is detailed below:

Increase (decrease)
Lower gross profit due favorable sales mix	7.01%
Decrease in the Euro exchange rate	(5.43)%
Production and production related expenses	(1.91)%
Net decrease in gross profit percentage	(0.33)%

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Nine months ended June 30,
	Dollar Costs			Percentage of Sales
	2009	2008	Decrease	2009	2008	Increase
Sales and marketing-HCW	$7,753,381	$8,699,273	$(945,892)	17.99%	11.76%	6.23%
Sales and marketing-PCTV	203,380	-	203,380	0.48%	0.00%	0.48%
Technical support	398,906	434,160	(35,254)	0.93%	0.59%	0.34%
General and administrative-HCW	2,521,048	3,081,296	(560,248)	5.85%	4.17%	1.68%
General and administrative-PCTV	142,007	-	142,007	0.33%	0.00%	0.33%
Amortization of intangible assets	377,418	-	377,418	0.88%	0.00%	0.88%
Stock compensation	258,963	285,723	(26,760)	0.60%	0.39%	0.21%
Total	$11,655,103	$12,500,452	$(845,349)	27.06%	16.91%	10.15%

Selling, general and administrative expenses decreased $845,349 compared to the same period in the prior fiscal year.  Sales and marketing expense for HCW  decreased $945,892, primarily driven by  the decrease in the  Euro exchange rate compared to the U.S. dollar which resulted in an expense reduction of $676,489, lower compensation expense of  $61,273 due personnel reductions, lower travel and industry show expenses $85,757  due  to the budgeted  expense reductions ,  lower commissions,  marketing development and  advertising  expense of  $293,738 due to lower sales.  Offsetting these decreases were  higher  HCW  European sales office expense of $112,433  due to higher personnel costs and $203,380 in sales and marketing expenes for PCTV due to  personnel expenses related to PCTV employees hired in connection with the acquisition of the PCTV business from Avid Technology, Inc.

The  decrease  in general and administrative expense for HCW  of  $560,248 was primarily due lower professional fees, primarily for  legal and consulting  fees of  $260,705, a decrease in bad debt expense of  $120,000 related to the February 2008 liquidation of CompUSA, a decrease in compensation expense of $81,633 due to staff reductions, a reduction of $77,617 in insurance expense due to lower  premiums and lower communication expenses of  $16,796. These decreases were offset $142,007 in PCTV general and administrative expenses, mainly due to $140,000 paid to Avid Technology, Inc. pursuant to a transitional services agreement.  There also was $377,418 in amortization of intangible assets charged to operations  related to the acquisition of the PCTV business.

Research and  development expenses

Research and development expenses increased $377,015. The primary drivers of the increase were higher compensation expense of $846,191 for personnel expenses related to PCTV employees hired in connection with the acquisition of the PCTV business from Avid Technology, Inc.,   offset by $239,955 in lower compensation expense due to staff reductions,  $241,255 less in project development expenses due to a lower volume of programs in progress during  fiscal 2009 and $39,559 less in travel expense due budget restrictions.

Tax provision

Our  tax provision for the nine months ended June 30, 2009 and 2008 is as follows:

	Nine months ended June 30,
	2009	2008

Tax expense on international operations	$85,550	143,437
State taxes	30,000	17,000
Tax provision	$115,550	$160,437

We recorded a net loss of  $5,591,765, for the nine months ended June 30, 2009, which resulted in basic and diluted net loss per share of $0.56  on weighted average basic and diluted shares of  10,042,546  compared to a net loss of $179,653 for the nine months ended June 30, 2008, which resulted in  basic and diluted net loss per share of $0.02  on weighted average  basic and diluted shares of 9,951,552. .

Options to purchase 1,522,394  and 1,767,744 shares of common stock  at  prices for both periods ranging from  $1.05 to $8.75, respectively,  were outstanding for the nine months ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature  of our  retail sales.

Liquidity and capital resources

Our cash, working capital and stockholders’ equity position as of  June 30, 2009 and September 30, 2008 is set forth below:

	June 30, 2009	September 30, 2008

Cash	$9,033,115	$14,191,721
Working Capital	7,105,609	17,229,410
Stockholders’ Equity	13,804,245	18,988,536

We had cash and cash equivalents as of June 30, 2009 of $9,033,115, a decrease of $5,158,606 from September 30, 2008.

The decrease  in cash was due to :

Sources of cash:
Decrease in inventory	$2,301,900
Increase in accounts payable and accrued expenses	2,119,894
Proceeds from employee stock purchases	24,133
Less cash used for:
Net loss adjusted for non cash items	(4,611,617)
PCTV acquisition-net of note payable	(2,490,500)
Payment on note payable	(1,249,998)
Increase in accounts receivables	(1,186,810)
Capital equipment purchases	(28,319)
Increase in prepaid expenses and other current assets	(18,694)
Effect of exchange rates on cash	(18,595)
Net cash decrease	$(5,158,606)

Net cash of $1,395,327 used in operating activities was due to the net loss adjusted for non cash items of $4,611,617,  an increase  in accounts receivable  of  $1,186,810  plus an increase in prepaid expenses and other current assets of  $18,694,  offset  by a decrease in  inventory of  $2,301,900 and an increase in accounts payable  and  accrued expenses of  $2,119,894.  The increase in accounts receivable was due to sales shipped during June 2009  making up 40% of the sales for the quarter.  The decrease in inventory was due to lower sales which resulted in a lower  investment in inventory

Cash of $2,518,819  was used  in investing  activities.  Of this amount, $2,490,500 was used for the acquisition of the PCTV business and $28,319 was used to purchase fixed assets. The $2,490,500  used for the PCTV acquisition consisted of   $2,238,000  paid  against the $5,000,000 purchase price and $252,300  disbursed in payment of direct expenses of the acquisition. We also entered into  a Note Payable with Avid Technology, Inc. of $2,500,000, of which $1,249,998 in payments have been made against the note .  Cash of $24,133 was provided from purchases of stock pursuant to our employee stock purchase plan.

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

Future contractual  obligations

The following table shows our contractual obligations related to lease obligations as of June 30, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Note payable to Avid Technology Inc. (1)	$1,250,045	$1,250,045
Operating lease obligations	$1,355,035	$484,338	$785,671	$85,026
Total	$2,605,080	$1,734,383	$785,671	$85,026

(1)	See Note 10 to our consolidated financial statements for further details on the note payable to Avid Technologies, Inc.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Item 2.  Unregistered sales of equity securities and use of proceeds

None sold  during the third  fiscal quarter ended June 30. 2009.

Item 6.  Exhibits
3.1	Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 14, 2000 (2)

3.2	By-laws, as amended to date (3)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

HAUPPAUGE DIGITAL INC.
Registrant

Date: August 14, 2009	By	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the
Board, President (Principal Executive Officer)

Date: August 14, 2009	By	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal
Accounting Officer) and Secretary