Form 10-K
period 2009-09-30
HAUPPAUGE DIGITAL INC
filed 2009-12-29
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ___________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-Accelerated Filer	☒ Smaller reporting company
(Do not check box if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

☐ Yes	☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2009 was approximately $9,326,800 based upon the last price reported on such date on the NASDAQ Global Market. Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the registrant.

As of December 23, 2009, the number of shares of Common Stock, $0.01 par value, outstanding was 10,060,115.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

ITEM 1. BUSINESS

OVERVIEW

We are a developer of analog and digital TV tuner and other products for the personal computer market. Through our Hauppauge Computer Works, Inc., Hauppauge Digital Europe Sarl and PCTV Systems Sarl subsidiaries, we design, develop, manufacture and market analog, digital and other types of TV tuners and other devices that allow PC users to watch television on a PC screen in a resizable window. Most of our products also enable the recording of TV shows to a PC’s hard disk, receiving of digital TV data transmissions, and the display of digital media stored on a computer to a TV set via a home network. We were incorporated in Delaware in August 1994 and are headquartered in Hauppauge, New York. We have administrative offices in Luxembourg, Ireland and Singapore, sales offices in Germany, London, Paris, The Netherlands, Sweden, Italy, Spain, Singapore, Taiwan and California and research and development centers in Hauppauge, New York, Braunschweig, Germany and Taipei,Taiwan.

ACQUISTION OF PCTV ASSETS FROM AVID TECHNOLOGY, INC.

Effective December 24, 2008, pursuant to an Asset Purchase Agreement, dated as of October 25, 2008, as amended by that certain Amendment No. 1 to the Asset Purchase Agreement (the “Amendment”) (together with the Amendment, the “Asset Purchase Agreement”), PCTV Systems Sarl, a Luxembourg company (“Buyer”) and a wholly-owned subsidiary of ours, acquired certain assets and properties (the “Acquired Assets”) of Avid Technology, Inc. (“Avid”), a Delaware corporation, Pinnacle Systems, Inc., a California corporation (“Pinnacle”), Avid Technology GmbH, a limited liability company organized under the laws of Germany, Avid Development GmbH, a limited liability company organized under the laws of Germany, and Avid Technology International BV, organized under the laws of the Netherlands, (collectively, the “Sellers”). The purchase price was approximately $5,000,000, and consisted of $2,238,000 payable in cash; $2,500,000 payable pursuant to a Promissory Note, dated December 24, 2008, made payable by the Buyer to Avid (the “Note”) and the assumption of certain liabilities. In connection with the transaction, the Buyer or one or more of its affiliates are employing certain employees and occupying certain facilities located in Braunschweig, Germany. The Acquired Assets were used by the Sellers in the business of, among other things, the development, manufacture and sale of TV tuner devices for receiving over-the-air, satellite and/or cable television signals that are used in conjunction with personal computers for personal television viewing.

The principal amount due pursuant to the Note is payable in 12 equal monthly installments of $208,333, with the first such payment due and payable on January 24, 2009. Interest on the outstanding principal amount of the Note is payable at a rate equal to (i) from December 24, 2008 until the Maturity Date (as defined in the Note), five percent (5%), (ii) from and after the Maturity Date, or during the continuance of an Event of Default (as defined in the Note), at seven percent (7%). Pursuant to the terms of the Note, the Buyer and its affiliates are prohibited from (i) declaring or paying any cash dividend, or making a distribution on, repurchasing, or redeeming, any class of stock or other equity or ownership interest in the Buyer or its affiliates, (ii) selling, leasing, transferring or otherwise disposing of any assets or property of the Buyer or any of its affiliates, or attempting to or contracting to do so, other than (a) the sale of inventory in the ordinary course of business and consistent with past practice, (b) the granting of non-exclusive licenses of intellectual property in the ordinary course of business and consistent with past practice and (c) the sale, lease, transfer or disposition of any assets or property (other than the Acquired Assets) with a value not to exceed $500,000 in the aggregate, or (iii) dissolving or liquidating, or merging or consolidating with any other entity, or acquiring all or substantially all of the stock or assets of any other entity.

As of September 30, 2009, three payments remained on the Note and the balance of the Note was $625,045.

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

The Transition Services Agreement was terminated by the Subsidiaries as of April 30, 2009.

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

During fiscal 2009 our engineering department introduced software support for all of our WinTV-HVR and WinTV-NOVA products for use with the Microsoft Windows 7 operating system. In addition, we introduced new TV tuner products with the WinTV-Ministick, the WinTV-Aero Stick, the WinTV-HVR-930 Triple mode TV tuner stick, the PCTV Nano-stick 73e Ultimate, and the PCTV Picostick.

During fiscal 2008 our engineering department introduced the HD PVR High-Definition video recorder, the WinTV-HVR-1950 and WinTV-HVR-2250 for the North American market and theWinTV-HVR-2200, WinTV-HVR-900H and WinTV-NOVA-TD for the European market.

All of these products are designed to run under the Microsoft Windows 7 operating system in addition to Microsoft Vista and Microsoft Windows XP. The products for North America are designed to support the NTSC analog cable TV standard plus over-the-air ATSC high definition TV and clear QAM digital cable TV.

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

Our domestic and international sales and marketing team cultivates a variety of distribution channels comprised of computer and electronic retailers, computer products distributors and PC manufacturers. Electronic retailers include retail stores, web stores and third-party catalogs, both print and on-line, among others. We work closely with our retailers to enhance sales through joint advertising campaigns and promotions. We believe that developing our international presence contributes to our strategic position, allowing us to benefit from investments in product development, and more firmly establishing our Hauppauge®, WinTV® and MediaMVP™ brand names in the international marketplace. We currently have ten sales offices in countries outside of the U.S.and a sales and R&D facility in Taiwan to service the growing Asian market.

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

PRODUCTS

 Our products fall under three product categories:

•	Analog TV tuners
•	Digital TV tuners, and combination analog plus digital TV tuner products
•	Other non-TV tuner products

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

An added feature to the WinTV-PVR-150, WinTV®-PVR-250, WinTV-PVR-500 and WinTV-PVR-USB2 is that they support Microsoft®’s Windows® XP Media Center Edition. Microsoft’s Windows XP Media Center Edition integrates digital entertainment experiences including “live” television, PVR, digital music, digital video, DVDs and pictures. Users can pause, jump forward or watch “live” TV, record a program or a whole series, and manage digital music, home movies, videos, photos and DVDs on the PC. Users can also access and control this new entertainment device with large, easy-to-use-on-screen menus and the Media Center Remote Control.

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

Digital TV and Combination Analog plus Digital TV Tuner Products

Our digital TV tuner products enable, among other things, a PC user to watch digital television in a resizable window on a PC or laptop screen. There are different digital TV standards throughout the world, and we develop TV tuner products for many of these digital TV formats. Examples of digital TV broadcasts we can receive on our TV tuner products include: over-the-air high definition ATSC, clear QAM and DVB-C digital cable, digital terrestrial DVB-T, digital satellite DVB-S and DVB-S2. To support these digital TV formats, and as many of our primary markets transition from analog to digital TV, we have been concentrating our engineering resources on digital TV tuner products and have discontinued development on analog only TV tuners.

We have a line of external TV tuners called TV “sticks”. TV tuner “sticks” are small TV tuners which connect to a PC, notebook or netbook computer through the USB port. TV tuner “sticks’ are typically used for mobile PC users and others who want the flexibility to simply insert a USB TV tuner and watch TV on their screen. The small size and UPC plug-in capability are good for use in laptops while traveling.

Our WinTV-NOVA products are digital only TV tuners for PCs. They support the various forms of digital TV and come in either an internal or external form factor.

Our WinTV-NOVA-T is a DVB-T digital terrestrial tuner for our European markets which allows for the viewing of digital terrestrial TV and listening to digital radio on a PC. The product also allows recording of digital TV and radio to a hard drive. This product is available as either a PCI card or an external USB device.

Our WinTV-NOVA-T-500 is a dual tuner DVB-T tuner for our European markets which uses “Diversity Technology” and allows for the viewing of digital terrestrial programs while recording another program. The product also allows recording of two digital TV programs simultaneously or watching one channel while recording another.

Our WinTV-NOVA-T-USB2 is an external high performance DVB-T digital TV tuner, with dual tuners for recording of two digital TV programs simultaneously or watching one channel while recording another.

Our WinTV-NOVA-T TV tuner stick is a pocket sized external DVB-T tuner for our European markets which allows for the viewing of digital terrestrial TV and the listening of digital radio on a PC or laptop. The product also allows recording of digital TV and radio to a hard drive. The product’s pocket size and UPC plug-in capability is good for use in laptops while traveling.

Our WinTV-NOVA-TD stick, introduced during fiscal 2008, is a pocket-sized external DVB-T tuner for our European markets, employs “Diversity Technology” with the use of two antennas to maximize the reception for the viewing of digital terrestrial TV on a PC or laptop. The product also allows recording of digital TV to a hard drive in high quality MPEG-2 format. The product’s pocket size and UPC plug-in capability is good for use in laptops while traveling.

Our WinTV-Aero stick is a small but powerful external DVB-T tuner with a built-in telescoping antenna for our European markets which allows a user to watch and record DVB-T digital TV programs. It has a compact design and was designed for mobile laptop computers and compact netbook computers. The WinTV-Aero comes with a remote control and has a built-in external connector which allows a user to connect it to a rooftop TV antenna when the user is inside their home or office building.

Our WinTV-Ministick is a small and portable external DVB-T tuner for our European markets which allows a user to watch and record digital TV programs on a netbook, laptop or desktop computer. WinTV-Ministick comes with a remote control and a portable digital TV antenna which allows a user to watch TV at home or when they travel.

Our WinTV-HVR products are combinations of both digital TV and analog TV tuners on an internal TV tuner board or external USB TV tuner.

Our WinTV-HVR-900 stick is a pocket sized external tuner for our European markets which allows for the viewing of digital terrestrial and analog terrestrial TV on a PC or laptop. Digital and analog programs can be recorded to a hard drive in high quality MPEG-2 format.

Our WinTV-HVR-930C stick is a triple mode external tuner for our European markets which allows for the viewing of digital cable TV and radio, digital terrestrial TV and radio and analog cable or analog terrestrial TV on a PC or laptop. This product allows the recording of digital and analog programs to a hard drive in high quality MPEG-2 format and includes a DVB-T antenna.

Our WinTV-HVR-950Q stick is a pocket sized external tuner for our North American markets which allows for the viewing of ATSC high definition TV and NTSC cable TV on a PC or laptop. The product also allows recording of digital and analog programs to a hard drive in high quality MPEG-2 format.

Our WinTV-HVR-1100 and WinTV-HVR-1300 are PCI based tuners for our European markets, which are designed to be installed inside a desktop PC. These TV tuners allow the viewing of digital terrestrial and analog terrestrial TV on a PC screen, in addition to listening to FM radio and DVB-T radio through a PC’s audio system. These products also allow the recording of digital and analog programs to a hard drive in high quality MPEG-2 format. The WinTV-HVR-1300 is the higher performance of the two models, in that it includes a hardware MPEG-2 encoder for recording analog TV directly to a PC’s hard disk.

Our WinTV-HVR-1400 and WinTV-HVR-1500, introduced during fiscal 2007, are dual tuner ExpressCard/54 cards designed for notebook computers with ExpressCard/54mm expansion slots. These TV tuners are for analog and digital TV watching and recording on laptop computers, and allow the recording of digital programs to a hard drive in high quality MPEG-2 format and the recording of analog programs.

Our WinTV-HVR-1600, introduced during fiscal 2007, is a PCI combination analog and digital TV tuner for our North American market. The WinTV-HVR-1600 is installed in an internal PCI slot in a desktop PC and allows the watching and recording of ATSC high definition TV and NTSC cable TV. The WinTV-HVR-1600 can record all ATSC formats, including the 1080i format. The WinTV-HVR-1600 also supports viewing and recording clear QAM digital cable TV channels and includes a remote control and IR blaster which changes the channels on your satellite or cable TV set top box.

Our WinTV-HVR-1800, introduced during fiscal 2007, is a combination analog and digital PCI Express TV tuner for our North American market. The WinTV-HVR-1800 allows the watching and recording of ATSC high definition TV, clear QAM digital cable TV and NTSC analog cable TV on a PC.

Our WinTV-HVR-3000 is a tri-mode PCI based TV tuner for our European markets. The WinTV-HVR-3000 is installed in a desktop PC and allows watching and recording of digital terrestrial (DVB-T), satellite (DVB-S) and analog cable TV, in addition to the ability to listen to FM radio and DVB-T radio. When recording digital TV programs, the original broadcast format is used which preserves the quality of the recording.

Our WinTV-HVR-4000 is a quad-format PCI based TV tuner for our European markets. It is installed in a desktop PC and can be used to watch and record digital terrestrial (DVB-T), digital satellite (DVB-S), high definition digital satellite (DVB-S2) and analog cable TV, in addition to the ability to listen to FM radio and DVB-T radio. When recording digital TV programs, the original digital broadcast format is used which preserves the quality of the recording.

Our WinTV-NOVA-S is a low cost DVB-S tuner for our European markets which allows for the viewing of satellite based digital programming on a PC. The product also allows for recording and playback of digital TV, using the high quality MPEG-2 format, and for listening to digital radio.

Our HD PVR is a High-Definition video recorder for making real-time compressed recordings at resolutions up to 1080i. The HD PVR records component video from cable TV and satellite set top boxes. With a built-in IR blaster, the HD PVR can automatically change TV channels for scheduled recordings. The HD PVR recording format can be used to burn Blu-ray DVD disks. The HD PVRs recording quality allows personal archival of high definition TV programs from any component video HD set top box. The HD PVR also has standard definition composite and S-Video inputs which allows you to record your old home video tapes into an AVCHD format for creating Blu-ray DVD recordings.

Our WinTV-HVR-1950 is a high performance external USB based TV tuner for your PC or laptop. The WinTV-HVR-1950 allows you to watch, pause and record analog cable TV, clear QAM digital cable TV, or ATSC over-the-air digital TV at up to 1080i resolution. The product comes with a remote control and IR blaster, and contains a built-in hardware MPEG-2 encoder for use when recording analog video.

Our WinTV-HVR-2200 and WinTV-HVR-2250 products are dual tuner PCI Express based TV tuners designed to be installed in a desktop PC. These PCI Express boards allow a PC user to watch, pause or record two analog or digital TV programs at the same time. A user can either watch one TV program while recording another or can record two TV programs at once. With the WinTV-HVR-2250, a user in North America can watch and record analog cable TV or high definition digital ATSC and clear QAM digital cable TV. With the WinTV-HVR-2200, a user in Europe or Asia can watch or record analog PAL TV or digital DVB-T TV. Both of these products allow the recording of analog cable TV programs to a PC's hard disk with our built-in high quality MPEG-2 hardware encoder.

PCTV products

Our PCTV products allow Windows or Macintosh users to view television programming on their computers. Our PCTV line consists of a family of USB sticks with a small and convenient form factor well-suited for use with laptops and PCI-based cards more appropriate for desktop users, in addition to PCI cards for use in desktop computers. PCTV products are positioned as our high end product offering. We believe that the positioning of the PCTV product line will be complimentary to our existing WinTV line and will broaden our product offerings.

Other Non-TV Tuner Products

(i)	MediaMVP™

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

Our MediaMVP™ enables a user to watch and listen to PC-based videos, music and pictures on a TV set through a home network. The MediaMVP™ connects to TV sets or home theater systems and, via an Ethernet network, plays back MP3 music, MPEG-1 and MPEG-2 videos, and JPEG and GIF digital pictures that have been recorded and stored on a PC. The MediaMVP™ decodes this media and then outputs video through composite and S-Video connections for high quality video on TV sets and high quality audio through stereo audio output connectors to TV sets or home theater systems.

Our MediaMVP™ also provides an on-TV-screen display of media directory listings. It receives commands from the supplied remote control, and sends these commands to the PC server. The TV menus are created on the PC server, sent over the Ethernet LAN and displayed by the MediaMVP™’s browser. The MediaMVP™’s remote control allows a user to pause, fast forward and rewind through videos, plus pause music and picture shows. A user can adjust the audio volume from the MediaMVP™’s remote control, avoiding the need to use the TV’s remote control. The MediaMVP™ is available in a wired or wireless version.

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

Our “Wing” software enables the user to record TV shows on a personal computer for playback on the Sony Playstation Portable (PSP), Apple iPod and other portable video players. Wing can also convert existing TV recordings to the PSP and iPod formats. With the emergence and popularity of portable video players, our Wing product provides an easy solution for recording live TV shows for playback on these devices. This product had minimal sales during fiscal 2009.

(iv)	WinTV-CI Common Interface Module

Our WinTV-CI common interface module when coupled with a WinTV card, CAM and SmartCard subscription allows the user to watch popular pay TV channels, such as movies and sporting events, on a user’s WinTV application.

(v)    Xfones Wireless Headphones for PCs and Macs:

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

The first generation of WinTV® products put the TV image on the PC screen using chroma keying, requiring a dedicated “feature connector cable” between the WinTV® and the VGA (video) board. Our initial customers were mostly professional PC users, such as financial market professionals who needed to be able to view stock market-related TV shows while spending many hours on their PCs, who found having TV in a window on their desktop useful and entertaining.

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

Digital TV Technology

Our WinTV®-D board, developed during the 1999 fiscal year and delivered to the market in the beginning of fiscal 2000, was the first ATSC digital TV tuner for the North American market which allowed PCs to receive, display and record over-the-air digital TV signals. ATSC digital television is the digital TV standard for North America which has replaced analog television in the United States and Canada. In the U.S., all analog over-the-air television transmissions have ceased as of June 19, 2009 and only digital TV transmissions will be broadcast. Since our first ATSC digital TV tuner delivered in 2000, we have introduced 8 new digital TV tuners for use in North America.

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

The software to control the digital TV reception is based on our WinTV®-2000 software, which was developed during fiscal 1999 and has had a major update in 2006 and 2008. Over the two fiscal years ended September 30, 2009, we have further developed the digital TV reception capabilities of our digital family of products and as of September 30, 2009 we have 18 products for DVB-T terrestrial, DVB-S and DVB-S2 satellite, ATSC and clear QAM digital TV reception. In addition, there are seven PCTV products which allow digital TV to be watched on a PC or notebook computer.

Our MediaMVP™ is a device which allows TV recordings which are stored on a PC or notebook computer to be viewed on a TV set. Based on the Linux operating system, the MediaMVP™ works in a client/server system with a PC, communicating with the PC ‘server’ and receiving digital media from the PC and displaying the media on the TV set. The core technology to the MediaMVP™ comprises the configuration and enhancements to the Linux operating system, the user interface displayed on the TV set, and the technology to transmit digital media reliably over the local area network. The MediaMVP™ is available in a wired or wireless version.

RESEARCH AND DEVELOPMENT

Our development efforts are focused on extending the range and features of our existing products and developing additional internal and externally attached TV tuner products. We intend to develop more highly integrated versions of hardware products to further improve performance and price points, and new versions of software to add features, improve ease of use, and provide support for new operating systems.

As of September 30, 2009, we had three research and development operations: one based in our Hauppauge, New York headquarters, one based in Taipei, Taiwan, ROC and one in Braunschweig, Germany. The New York and Taiwan R&D operations are aimed at extending the range and features of our digital/analog products, developing additional externally attached TV products, additional high-definition digital TV products and portable digital players. The Braunschweig, Germany PCTV research and engineering facility is responsible for the updating and enhancement of the current PCTV line in addition to developing new PCTV products.

The technology underlying our products and certain other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. See, “Item 1A — Risk Factors”.

We maintain an ongoing research and development program. Our future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We continue to invest in research and development. We spent approximately $4,422,000 and $3,884,000 for research and development expenses for the years ended September 30, 2009 and 2008, respectively. There can be no assurance that our current and future research and development will be successful or that we will be able to foresee, and respond to, advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete. See “Item 1A- Risk Factors.”

PRODUCTION AND SUPPLIERS

We design the hardware for most models of the WinTV, PCTV and MediaMVP products, and also write the operating software to be used in conjunction with many versions of the Microsoft Windows operating system, including Windows 7 and Windows Vista.

During fiscal 2009, we sub-contracted the manufacturing and assembly of most of these products to six independent third parties at facilities in various Asian countries. We monitor and test the quality of the completed products at any one of our facilities in the U.S. (Hauppauge, New York), Singapore or Ireland before packaging the products and shipping them to our customers. We also buy some models of TV tuner products, such as the WinTV-Nova-T, some models of WinTV-HVR, WinTV-CI module and XFones from other unrelated third party companies, add Hauppauge software and sell under our name or on a private label basis.

Most of the PCTV products sold by Hauppauge in 2009 were manufactured and assembled by Avid prior to the PCTV acquisition. They are provided to Hauppauge by Avid as part of the PCTV Inventory and Product Return Agreement. “See Item 1. Acquisition of PCTV Assets from Avid Technology, Inc. ” Of the PCTV products not provided by Avid, we sub-contracted the manufacturing and assembly to two independent third parties. These two contract manufacturers, both located in Asia, were previous used by Avid for the manufacturing of PCTV products.

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

Components are subject to industry-wide availability and pricing pressures. Any availability limitations, interruption in supplies, or price increases could have a material adverse effect on our business, operating results and financial condition. In addition, our new products may initially utilize custom components obtained from only one source. See “Item 1A-Risk Factors.” We typically attempt to evaluate and qualify additional suppliers for these components.

Where a product utilizes a new component, initial capacity constraints of the supplier of that component may exist until such time as the supplier's yields have matured.

Components are normally acquired through purchase orders, either issued by us or by our contract manufacturers, typically covering our requirements for a 60-120 day period from the date of issue. Purchased assembled products are normally covered by longer term purchase orders. Our principal suppliers of component parts are Dibcom S.A., NXP Semiconductors and Conexant Systems.

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

During fiscal 2009 and 2008, all WinTV, PCTV and MediaMVP manufacturing was performed by six unrelated contract manufacturers in Asia. Product design specifications are provided by our engineering team to ensure proper assembly. Contract manufacturing is primarily done on a consignment basis, in which we provide all the significant component parts and we pay for assembly charges and for certain additional parts for each board produced. Some products are purchased on a turnkey basis, in which all components and labor are provided by the manufacturer, and the manufacturing price includes parts and assembly costs. We monitor the quality of the finished product produced by our contract manufacturers. As of September 30, 2009, we had six qualified contract manufacturers located in Malaysia, Indonesia, Taiwan and China, who are capable of producing our products to our standards. If demand were to increase dramatically, we believe additional production could be absorbed by these qualified contract manufacturers. For fiscal 2009 and 2008 we did not engage any contract manufacturers in Europe or North America.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We maintain customer service and technical support departments in our Hauppauge, New York headquarters, as well as in the U.K., Germany, France, Italy, Scandinavia, Taiwan and in Singapore. Technical support is provided to help with installation problems or pre-sale and post-sale questions on our products, while customer service provides repair service in accordance with our warranty policy free of charge for product that is within the warranty period. During fiscal 2009 customer support and technical support for PCTV products was absorbed into the existing Hauppauge customer support and technical support infrastructure.

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

Sales Channels for Our Products

We primarily sell through a sales channel which consist of retailers, PC manufacturers and distributors. We have no exclusive distributors and retailers. For fiscal 2009, we had one customer, D&H Distributing, that accounted for approximately 12% of our net sales. For fiscal 2008, we had one customer, Hon Hai Precision Industry Co. LTD, that accounted for approximately 16% of our sales.

Our PCTV products are offered as our high end line and are sold through similar retail and distribution channels as our WinTV products.

Marketing and Sales

We market our products both domestically and internationally through our sales offices in the U.S. (New York and California), Germany, the United Kingdom, France, Taiwan and Singapore, plus through independent sales representative offices in the Netherlands, Spain, Scandinavia, Poland and Italy. For the fiscal years ended September 30, 2009 and 2008, approximately 48% of our net sales were made within the U.S., while approximately 52% were made outside the United States.

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

We currently have fifteen sales people located in Europe, two sales people in the Far East and two sales people in the U.S., located in New York and California. In addition to our sales people we also utilize the services of 7 manufacturer representatives in the United States and 12 manufacturer representatives in Europe.

See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to a discussion on the impact seasonality has on our sales.

FOREIGN CURRENCY FLUCTUATIONS

For each of the fiscal years ended September 30, 2009 and 2008, at least 40% of our sales were generated by our European subsidiary and were invoiced and collected in local currency, which is primarily the Euro. On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 95% of the our inventory required to support our European sales is purchased and paid in U.S. Dollars.

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

See “Item 1A-Risk Factors” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COMPETITION

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. We compete against companies such as ATI Technologies Inc., a division of Advanced Micro Devices, Inc. and a number of Asian and European companies. Our MediaMVP™ product competes in the consumer electronics market, where competition comes from Sony Corporation., Toshiba Corporation, Cisco Systems, Inc. and others.

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

The trademarks “Hauppauge®”, “SoftPVR®”, “HardPVR®” , “MediaMVP®” and "WinTV®" have been registered with the United States Patent and Trademark Office.

See “Item 1A-Risk Factors” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

EMPLOYEES

As of September 30, 2009, we employed 169 people domestically and internationally, including our executive officers, all of whom are employed on a full-time basis, and none of whom are represented by a union.
Included in the 169 employees are 25 employees located in Braunschweig, Germany, primarily consisting of engineers and product support personnel, formerly employed by Avid Technology, Inc., whom we hired to support our PCTV operations.

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

 Corporate Organization Chart

Hauppauge Digital Inc. is the parent holding company. Our subsidiaries function as follows:

Hauppauge Computer Works, Inc., incorporated in New York, is our United States operating company. It has locations in Hauppauge, New York and Danville, California. The Hauppauge, New York location functions as our company headquarters and houses the executive offices and is responsible for some or all of the following functions:

•	Sales
•	Technical Support
•	Research and development
•	Warehousing and shipping
•	Finance and Administrative
•	Inventory planning and forecasting

Hauppauge Digital Europe Sarl (“HDE”), incorporated in Luxembourg, is our European subsidiary. It has the following wholly-owned subsidiaries:
•	Hauppauge Digital Asia Pte Ltd. (incorporated in Singapore)
•	Hauppauge Computer Works, GMBH (incorporated in Germany)
•	Hauppauge Computed Works Ltd. (incorporated in the United Kingdom)
•	Hauppauge Computer Works Sarl (incorporated in France)

The subsidiaries of HDE listed above function as sales and commission agents, and are primarily responsible for some or all of the following functions:

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

Hauppauge Digital Inc. Taiwan was incorporated during fiscal 2004 in Taiwan, ROC and is responsible for some or all of the following functions:
•	Sales administration for Asia and China
•	Research and development activities

PCTV Systems Sarl (Luxembourg) is a wholly owned subsidiary of Hauppauge Digital Inc. This subsidiary was created to be the holding company of certain assets and properties acquired from Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GmbH, Avid Development GmbH and Avid Technology International BV. PCTV Systems GMBH is a division of PCTV Systems Sarl, Luxembourg. Located in Germany, PCTV Systems GMBH is responsible for PCTV research and development.

Hauppauge Computer Works, Inc. is in turn the holding company of a foreign sales corporation, Hauppauge Computer Works, Ltd, (incorporated in the U.S. Virgin Islands).

HCW Distributing Corp., incorporated in New York, is an inactive company.

Our executive offices are located at 91 Cabot Court, Hauppauge, New York 11788, and our telephone number at that address is (631) 434-1600. Our internet address is http://www.hauppauge.com.

ITEM 1A. RISK FACTORS

Our operating results and financial condition are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, operating results and financial condition, any of which could negatively affect the trading price of our Common Stock. Because of the following factors, as well as other variables affecting our business, operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends for future periods.

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

We rely heavily on the success of retailers, dealers and PC manufacturers to market, sell and distribute our products. If these channels are not effective in distributing our products, our sales could be reduced.

These retailers, dealers and PC manufacturers may not effectively promote or market our products or they may experience financial difficulties and even close operations. Our sales channels are not contractually obligated to sell our products, and they typically sell on an “as needed” basis. Therefore, they may, at any time:

•	refuse to promote our products
•	discontinue the use of our products in favor of a competitor's product

Also, with a distribution channel standing between us and the actual end user, we may not be able to accurately gauge current demand and anticipate future demand for our products. For example, retailers, dealers and PC manufacturers may place large initial orders for a new product just to keep their stores and products stocked with the newest TV tuners and not because there is a significant demand for them.

We operate in a highly competitive market, and many of our competitors have much greater resources, which may make it difficult for us to remain competitive.

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. We compete against companies such as ATI Technologies Inc., a division of Advanced Micro Devices, Inc., and a number of Asian and European companies. Our MediaMVP™ product competes in the consumer electronics market, where competition comes from Sony Corporation, Toshiba Corporation, Cisco Systems, Inc. and others.

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

Rapid technological changes and short product life cycles in our industry and the availability of new products, services and technologies could harm our business.

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products, services and technologies, which may have a material adverse impact upon our business, operating results and financial condition. The pervasive availability of new products, services (including internet services) and technologies may have a material adverse impact upon our business, operating results and financial condition. We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We expended approximately $4,422,000 and $3,884,000 for research and development expenses for the fiscal years ended September 30, 2009 and 2008, respectively. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies, services or products by competitors will not render our products or technologies non-competitive or obsolete.

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

The majority of our products are built at contract manufacturing facilities in Asia. Our ability to successfully build products at overseas locations will depend on many factors, including:

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

For the two fiscal years ended September 30, 2009 and 2008, at least 40% of our sales were generated by our European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 95% of our inventory required to support our European sales are purchased and paid in U.S. Dollars.

The combination of sales billed in Euros supported by inventory purchased in U.S. Dollars results in an absence of a natural local currency hedge. Consequently, our financial results are subject to market risks resulting from the fluctuations in the Euro to U.S. Dollar exchange rates.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may be unable to develop new products that meet customer requirements in a timely manner.

Our success is dependent on our ability to continue to introduce new products with advanced features, functionality and performance that our customers demand. We may not be able to introduce new products on a timely basis, that are accepted by the market, and that sell in quantities sufficient to make the products viable for the long-term. Sales of new products may negatively impact sales of existing products. In addition, we may have difficulty establishing our products' presence in markets where they do not currently have significant brand recognition.

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

We have experienced, and expect to continue to experience, downward pricing pressure on our products, which could substantially impair our operating performance.

We are experiencing, and are likely to continue to experience, downward pricing pressure on our products. As a result, we have experienced, and we expect to continue to experience, declining average sales prices for our products. Increases in the number of units that we are able to sell and reductions in per unit costs may not occur, and if they occur, they may not be sufficient to offset reductions in per unit sales prices, in which case our net income would be reduced and we could incur losses. Since we typically negotiate supply arrangements far in advance of delivery dates, we may need to commit to price reductions for our products before we are aware of how, or if, these cost reductions can be obtained. As a result, any current or future price reduction commitments and our inability to respond to increased price competition could have a material adverse effect on our business, operating results and financial condition.

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

During fiscal 2009, we subcontracted the manufacturing and assembly of our products to six independent third parties at facilities in various Asian countries.

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

If our significant subcontractors become unable or unwilling to continue to manufacture these products in required volumes, we will have to identify qualified alternate subcontractors. Additional qualified subcontractors may not be available, or may not be available on a timely or cost competitive basis. Any interruption in the supply of, or increase in the cost of, the products manufactured by third party subcontractors could have a material adverse effect on our business, operating results and financial condition.

We are dependent upon single or limited source suppliers for our components and assembled products. If these suppliers do not meet the demand, either in volume or quality, then we could be materially harmed.

If the supply of a key component or assembled product, such as the WinTV-HVR-900, the WinTV-Nova-T-Stick or a PCTV product, were to be delayed or curtailed or in the event a key manufacturing or sole vendor delays shipment of such components or completed products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. Our business, operating results and financial condition could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. We attempt to mitigate these potential risks by working closely with our key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. We are also seeking out alternative sources for assembled products, making us less dependent on a single or limited source.

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

Our net sales can be affected by changes in the quantity of products that our retail, distributor and PC manufacturer customers maintain in their inventories. We may be directly and rapidly affected by changes in the market, including the impact of any slowdown or rapid increase in end user demand. Despite efforts to reduce distribution channel inventory exposure, retailers, distribution partners and PC manufacturer customers may still choose to alter their inventory levels, which could cause a reduction in our net sales; this could have a material adverse effect on our business, operating results and financial condition.

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

We may need financing, and may not be able to raise financing on favorable terms, if at all, which could increase our costs and limit our ability to grow and operate.

We anticipate that we may need to raise additional capital in the future to continue our long term expansion plans, to respond to competitive pressures or to respond to unanticipated requirements. On March 31, 2009, our line of credit with the JP Morgan Chase Bank expired and was not renewed. We cannot be certain that we will be able to obtain financing on commercially reasonable terms, if at all. Our failure or inability to obtain financing on acceptable terms could require us to limit our plans for expansion, incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute existing stockholders’ holdings or discontinue a portion of our operations, each of which could have a material adverse effect on our business, operating results and financial condition.

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

Historically, our quarterly and annual operating results have varied significantly from period to period, and we expect that our results will continue to do so. These fluctuations result from a variety of factors, including:

•	market acceptance of our products
•	changes in order flow from our customers, and their inability to forecast their needs accurately
•	the timing of our new product announcements and of announcements by our competitors
•	increased competition, including changes in pricing by us and our competitors
•	delays in deliveries from our limited number of suppliers and subcontractors
•	difficulty in implementing effective cost management constraints; and
•	market and economic conditions

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is typically our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 52% of sales for the fiscal years ended September 30, 2009 and 2008, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period. Accordingly, any sales or net income in any particular period may be lower than the sales and net income in a preceding or comparable period. Period-to-period comparisons of our results of operations may not be meaningful, and should not be relied upon as indications of our future performance. In addition, our operating results may be below the expectations of securities analysts and investors in future periods. Failure to meet such expectations, should such an event occur, will likely cause our share price to decline.

Our Common Stock price is highly volatile.

The market price of our Common Stock has been, and may continue to be, subject to a high degree of volatility. Numerous factors may have a significant impact on the market price of our Common Stock, including:

•	general conditions in the PC and TV industries
•	product pricing
•	new product introductions
•	market growth forecasts
•	technological innovations
•	mergers and acquisitions
•	announcements of quarterly operating results
•	overall U.S. and international economic and market conditions and economic health
•	stability of the U.S. and international securities markets

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

We may not be able to maintain compliance with the requirements under the NASDAQ Listing Rules or we may not be able to maintain our NASDAQ listing.

On October 6, 2009, NASDAQ notified us that we were subject to delisting based on our failure to timely hold our annual meeting. In accordance with NASDAQ’s Listing Rules, we requested a hearing before a NASDAQ Hearings Panel. On November 12, 2009, we appeared before the Panel and presented our plan to regain compliance. On December 9, 2009, we held our annual meeting and on December 10, 2009, the Panel rendered its determination to continue our listing. The decision of the Panel is subject to review by the NASDAQ Listing and Review Council within 45 days following the issuance of the Panel’s written decision.

On November 18, 2009, we received a letter from NASDAQ indicating that we are not in compliance with NASDAQ’s minimum bid price rule. The letter noted that, for the thirty consecutive trading days prior to November 18, 2009, our minimum closing bid price per share had been below the $1.00 minimum bid price requirement set forth in NASDAQ Rule 5450(a)(1). In accordance with NASDAQ Rule 5810(c)(3)(A), we have 180 days, or until May 17, 2010, to regain compliance. In its notice, NASDAQ indicated that, if at any time during this period the minimum closing bid price is $1.00 or more per share for at least ten consecutive trading days, NASDAQ will provide confirmation that we have regained compliance.

Should we fail to regain compliance by May 17, 2010, NASDAQ has advised it will then provide a notice to us that our common stock will be delisted. However, we may be eligible for an additional grace period if we satisfy all the requirements, other than the minimum bid price requirement, for initial listing on the NASDAQ Capital Market, set forth in NASDAQ Listing Rule 5505. In order to take advantage of this alternative we will need to submit an application to transfer our securities to the NASDAQ Capital Market.

No assurances can be provided that we will be able to achieve or maintain compliance with the requirements under the NASDAQ continued listing rules or standards (including the minimum bid price rule) or that we will maintain our NASDAQ listing.

We may not be able to maintain our listing on the NASDAQ Global Market or be eligible to for admittance on the NASDAQ Capital Market .

If our securities are delisted by NASDAQ, then the market liquidity for such securities would likely be negatively affected, which may make it more difficult for holders to sell such securities in the open market, and we could face additional difficulty raising capital necessary for our continued operation. Investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our securities.

Our Amended and Restated By-Laws and the Rights Agreement to which we are party may have anti-takeover effects, limiting the ability of outside stockholders to seek control of management, and any premium over market price that an acquirer might otherwise pay may be reduced and any merger or takeover may be delayed.

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

We have paid no dividends and none are anticipated.

We have never paid any cash dividends on our Common Stock and do not contemplate or anticipate paying any cash dividends on our Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the business. In addition, the Note contains restrictions on the payment of dividends, among other things. See Item 1. Business – “Acquisition of PCTVAssets from Avid Technology, Inc.”

We may not be able to effectively integrate the PCTV Systems operation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We occupy a facility located at 91 Cabot Court, Hauppauge, New York that we use for our executive offices and for the testing, storage and shipping of our products. Hauppauge Computer Works, Inc., (“HCW”) leased the premises (the “1990 Lease”), from Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, our President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer and the holder of approximately 7.97% of our shares of Common Stock as of September 30, 2009, Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 5.48% of our shares of Common Stock as September 30, 2009, and Laura Aupperle, believed by us to be the holder of approximately 7.02% of our shares of Common Stock as of September 30, 2009. We are obligated to pay real estate taxes and operating costs of maintaining the premises under the 1990 Lease.

The current lease on the premises commenced as of September 1, 2006 and ends on August 31, 2011 and calls for base rent in the first year of the term of $300,000, payable monthly in the amount of $25,000. Rent is subject to an annual increase of 3% over the term. The execution of the current lease was approved by our Board of Directors, following the recommendation of our Audit Committee. Under the current lease HCW is obligated to pay for utilities, repairs to the premises, and taxes during the term.

On May 1, 2001, Hauppauge Digital Europe Sarl commenced a lease of a 15,642 square foot building in Blanchardstown, Dublin, Ireland. The facility houses our European warehousing and distribution center. The lease, which is for the standard twenty-five year term in Ireland with the right to terminate by the lessee on the fifth and tenth year of the lease, calls for an annual rent of approximately $199,000. The rent includes an allocation for common area maintenance charges.

Our PCTV Systems operation occupies approximately 8,400 square feet in Braunschweig, Germany. This location houses our PCTV engineering and product development personnel. The lease expires on March 31, 2014 and calls for an annual rent of approximately $118,000.

Our Singapore subsidiary, Hauppauge Digital Asia Pte Ltd., occupies approximately 5,400 square feet in Singapore, which it uses as a sales and administration office and for the testing, storage and shipping of our products. The lease expires on November 30, 2011 and calls for an annual rent of approximately $63,000. The rent includes an allocation for common area maintenance charges.

Our German subsidiary, Hauppauge Computer Works GMBH, occupies approximately 6,000 square feet in Mönchengladbach, Germany. It is used as our European sales office and customer support center. It also has a product demonstration room and a storage facility. Hauppauge Computer Works GMBH pays an annual rent of approximately $55,000 for this facility pursuant to a rental agreement, which expires on October 31, 2011.

HCW occupies a shared office facility at the Danville Business Center in Danville, California. We use the California office as our western region sales office. The lease expires on May 31, 2010 and requires us to pay an annual rent, which includes telecommunications services, of approximately $9,800.

ITEM 3. LEGAL PROCEEDINGS

We are presently party to no pending material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the Nasdaq Global Market under the symbol HAUP. The range of high and low sales prices for our Common Stock during the two fiscal years ended September 30, 2009 were as follows:

Year ended September 30, 2009	High	Low
First Quarter	1.16	0.82
Second Quarter	1.86	1.01
Third Quarter	1.40	1.03
Fourth Quarter	1.31	0.95
Year ended September 30, 2008	High	Low
First Quarter	5.08	3.55
Second Quarter	5.38	3.18
Third Quarter	4.11	1.50
Fourth Quarter	1.61	1.10

We have been advised by our transfer agent, Continental Stock Transfer & Trust Company, that the approximate number of holders of record of our Common Stock as of December 21, 2009 was 250.

No cash dividends have been paid during the two fiscal years ended September 30, 2009. We have no present intention of paying any cash dividends in our foreseeable future and intend to use our net income, if any, in our operations. Pursuant to the terms of the Note, we and our affiliates are prohibited from declaring or paying any cash dividend.

On November 8, 1996, we approved a stock repurchase program. The program authorized us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997. At our August 3, 2007 Board meeting, our Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000. There were no repurchases under the plan during fiscal 2009.

On October 6, 2009, NASDAQ notified us that we were subject to delisting based on our failure to timely hold our annual meeting. In accordance with NASDAQ’s Listing Rules, we requested a hearing before a NASDAQ Hearings Panel. On November 12, 2009, we appeared before the Panel and presented our plan to regain compliance. On December 9, 2009, we held our annual meeting and on December 10, 2009, the Panel rendered its determination to continue our listing. The decision of the Panel is subject to review by the NASDAQ Listing and Review Council within 45 days following the issuance of the Panel’s written decision.

On November 18, 2009, we received a letter from NASDAQ indicating that we are not in compliance with NASDAQ’s minimum bid price rule. The letter noted that, for the thirty consecutive trading days prior to November 18, 2009, our minimum closing bid price per share had been below the $1.00 minimum bid price requirement set forth in NASDAQ Rule 5450(a)(1). In accordance with NASDAQ Rule 5810(c)(3)(A), we have 180 days, or until May 17, 2010, to regain compliance. In its notice, NASDAQ indicated that, if at any time during this period the minimum closing bid price is $1.00 or more per share for at least ten consecutive trading days, NASDAQ will provide confirmation that we have regained compliance.

Should we fail to regain compliance by May 17, 2010, NASDAQ has advised it will then provide a notice to us that our common stock will be delisted. However, we may be eligible for an additional grace period if we satisfy all the requirements, other than the minimum bid price requirement, for initial listing on the NASDAQ Capital Market, set forth in NASDAQ Listing Rule 5505. In order to take advantage of this alternative we will need to submit an application to transfer our securities to the NASDAQ Capital Market.

No assurances can be provided that we will be able to achieve or maintain compliance with the requirements under the NASDAQ continued listing rules or standards (including the minimum bid price rule) or that we will maintain our NASDAQ listing.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth in the table below is certain information regarding the number of shares of our common stock that may be issued under options, warrants and rights pursuant to all of our existing equity compensation plans as of September 30, 2009.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	1,522,394	$3.78	499,325
Equity compensation plans not approved by stockholders	—	$—	—
Total	1,522,394	$3.78	499,325

ITEM 6. SELECDTED FINANCIAL DATA

Item 301 of Regulation S-K “Selected Financial Data” is not required for Smaller Reporting Companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

Results of operations
Twelve months ended September 30, 2009 compared to September 30, 2008.

Results of operations for the twelve months ended September 30, 2009 compared to September 30, 2008 are as follows:

	Twelve	Twelve
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	9/30/09	9/30/08	$	2009	2008	Variance

Net Sales	$59,344,538	$89,701,028	$(30,356,490)	100.00%	100.00%	-
Cost of sales	46,557,904	72,019,046	(25,461,142)	78.45%	80.29%	-1.84%
Gross Profit	12,786,634	17,681,982	(4,895,348)	21.55%	19.71%	1.84%
Gross Profit %	21.55%	19.71%	1.84%
Expenses:
Sales & marketing	10,634,647	11,630,853	(996,206)	17.92%	12.97%	4.95%
Sales & marketing-PCTV	320,732	0	320,732	0.54%	0.00%	0.54%
Technical support	549,046	578,815	(29,769)	0.93%	0.65%	0.28%
General & administrative	3,433,719	4,421,012	(987,293)	5.79%	4.93%	0.86%
General & administrative-PCTV	266,250	0	266,250	0.45%	0.00%	0.45%
Amortization of intangible assets	566,127	0	566,127	0.95%	0.00%	0.95%
Selling, general and administrative stock compensation expense	347,069	522,168	(175,099)	0.58%	0.58%	0.00%
Total selling, general and administrative expense	16,117,590	17,152,848	(1,035,258)	27.16%	19.13%	8.03%
Research and development	2,819,542	3,610,003	(790,461)	4.75%	4.02%	0.73%
Research and development-PCTV	1,410,777	0	1,410,777	2.38%	0.00%	2.38%
Research and development stock compensation expense	191,616	273,744	(82,128)	0.32%	0.31%	0.01%
Total expenses	20,539,525	21,036,595	$(497,070)	34.61%	23.46%	11.15%
Net operating loss	(7,752,891)	(3,354,613)	(4,398,278)	-13.06%	-3.75%	-9.31%

Other income :
Interest income	14,217	43,989	(29,772)	0.02%	0.05%	-0.03%
Interest (expense)	(62,557)	0	(62,557)	-0.11%	0.00%	-0.11%
Foreign currency	670,760	(15,138)	685,898	1.13%	-0.02%	1.15%
Total other income	622,420	28,851	593,569	1.04%	0.03%	1.01%
Loss before tax provision (benefit)	(7,130,471)	(3,325,762)	(3,804,709)	-12.02%	-3.72%	-8.30%
Income tax provision (benefit)	12,550	(237,573)	250,123	0.02%	-0.26%	0.28%
Net loss	$(7,143,021)	$(3,088,189)	$(4,054,832)	-12.04%	-3.46%	-8.58%

Net sales for the twelve months ended September 30, 2009 decreased $30,356,490 compared to the twelve months ended September 30, 2008 as shown in the table below.

			Increase
			(decrease)	Increase	Percentage of sales by
	Twelve Months	Twelve Months	Dollar	(decrease)	Geographic region
Location	Ended 9/30/09	Ended 9/30/08	Variance	Variance %	2009	2008
Domestic	$28,480,464	$42,964,592	$(14,484,128)	-34%	48%	48%
Europe	28,932,928	43,810,431	(14,877,503)	-34%	49%	49%
Asia	1,931,146	2,926,005	(994,859)	-34%	3%	3%
Total	$59,344,538	$89,701,028	$(30,356,490)	-34%	100%	100%

We experienced a decrease in unit sales of about 35.83%, while changes in sales mix, the addition of approximately $8.5 million of  PCTV product line sales and price increases increased the average sales price by about 3.10%.  Sales were impacted negatively by the closing of Circuit City, the lack of consumer demand due to the weak global economic conditions and a weaker Euro exchange rate.

Seasonal nature of sales

As the chart above indicates, there is a seasonal pattern to our quarterly sales.  Listed below are the primary causes of our seasonal sales:

•
We primarily sell through a sales channel which consists of retailers, PC manufacturers and distributors.  Spurred on by holiday spending, our sales during our first fiscal quarter, which encompasses the holiday season, have historically been the highest of our fiscal year.

•
For each of the fiscal years ended September 30, 2009 and 2008 at least 40% of our sales were generated by our European subsidiary.  We typically experience a slowdown due to the summer holiday period in Europe starting with the second half of our fiscal third quarter and into the first half of our fiscal fourth quarter.  We also experience decreased sales in the U.S during the summer holiday months.  This has historically caused sales for the last six months of our fiscal year  to be lower than the first six months of our fiscal year. As the chart above indicates, our sales for the first six months of fiscal 2008 and fiscal 2009 accounted for 61% and 51% of sales, respectively, and our sales for the last six months of fiscal 2008 and 2009 accounted for 39% and 49% of sales, respectively.

Although our strategy has been to diversify our sales to minimize the seasonal nature of our business, we anticipate similar seasonal trends for the near term future.

Gross profit

Gross profit decreased $4,895,348 for the twelve months ended September 30, 2009 compared to the twelve months ended September 30, 2008.

The decrease in the gross profit is detailed below:
Increase
(decrease)
Decrease in sales	$(8,808,350)
Reduction in gross profit due lower Euro exchange rate	(2,746,142)
Higher gross profit on sales mix	4,731,228
Lower production and production related costs	1,927,916
Total decrease in gross profit	$(4,895,348)

Gross profit percentage for the twelve months ended September 30, 2009 was 21.55%  compared to 19.71% for the twelve months ended September 30, 2008, an  increase of 1.84%.

The increase in the gross profit percentage is detailed below:
Increase
(decrease)
Higher gross profit on sales mix	7.77%
Reduction in gross profit due lower Euro exchange rate	-4.42%
Higher production and production related costs as a percentage of sales	-1.51%
Net increase in gross profit percentage	1.84%

The increase in the gross profit percentage for the twelve months ended September 30, 2009 compared to the twelve months ended September 30, 2008 was primarily due to:

•	Favorable changes in the product sales mix, price increases and the addition of the PCTV product line resulted in an increase in the gross profit percentage over fiscal 2008 of 7.77%.
•
Due to the decrease in sales, certain fixed and semi-fixed expenses, such as building overhead, production labor and shipping labor increased as a percentage of sales, causing a decrease in gross profit percentage of 1.51% compared to fiscal 2008.

•	A decrease in the average Euro to USD rate from $1.5031 for fiscal 2008 to $1.3532 for fiscal 2009 caused a decrease in the gross profit percentage of 4.42% compared to fiscal 2008.

Volatility of gross profit percentage:

The chart above indicates the quarterly fluctuations in gross profit percentage. Over the eight quarters ended with the fourth quarter of fiscal 2009, the gross profit percentage has ranged from a low of 14.97% to a high of 24.65%.

Factors affecting the volatility of our gross profit percentages are:

•
Mix of gross profit percentages: gross profit percentages vary within our retail family of products as well as for products sold to manufacturers. Varying sales mix of these product lines affects the quarterly gross profit percentage.

•
Fluctuating quarterly sales caused by seasonal trends: included in cost of sales are certain fixed costs, mainly for production labor, warehouse labor and the overhead cost of our Ireland distribution facility. When unit and dollar sales decline due to seasonal sales trends, these fixed costs get spread over lower unit and dollar sales, which increases the product unit costs, increases the fixed costs as a percentage of sales and lowers the gross profit percentage.

•
Competitive pressures: our market is constantly changing with new competitors joining our established competitors. These competitive pressures from time to time result in a lowering of our average sales prices to meet our competitors’ prices which tends to reduce gross profit percentage.

•
Supply of component parts: in times when component parts are in short supply we have to manage price increases. Conversely, when component parts’ supply is high we may be able to secure price decreases.

•	Sales volume: as unit sales volume increases we have more leverage in negotiating volume price decreases with our component suppliers and our contract manufacturers.
•	Cost reductions: we evaluate the pricing we receive from our suppliers and our contract manufacturers and we often seek to achieve component part and contract manufacturer cost reductions.
•	Mix of sales that impacts the our obligation to pay certain licensing costs.
•
Volatility of fuel prices: increases in fuel costs are reflected in the amounts we pay for the delivery of product from our suppliers and the amounts we pay for deliveries to our customers. Therefore,  rising fuel prices increase our freight costs and negatively impact our gross profit.

•
Volatility of Euro to U.S. dollar exchange rate. With over 40% of our sales denominated in Euros, changes in the Euro to U.S. dollar exchange rate impact gross profit. An increase in the Euro tends to increase our gross profit percentage, while a decrease in the Euro tends to decrease our gross profit percentage.

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

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expenses.

	Twelve months ended September 30,
	Dollar Costs		Percentage of Sales
			Increase
	2009	2008	(Decrease)	2009	2008	Increase
Sales & marketing-HCW	$10,634,647	$11,630,853	$(996,206)	17.92%	12.97%	4.95%
Sales & marketing-PCTV	320,732	0	320,732	0.54%	0.00%	0.54%
Technical support	549,046	578,815	(29,769)	0.93%	0.65%	0.28%
General & administrative-HCW	3,433,719	4,421,012	(987,293)	5.79%	4.93%	0.86%
General & administrative-PCTV	266,250	0	266,250	0.45%	0.00%	0.45%
Amortization of intangible assets	566,127	0	566,127	0.95%	0.00%	0.95%
Selling, general and administrative stock compensation expense	347,069	522,168	(175,099)	0.58%	0.58%	0.00%
Total selling, general and administrative expense	$16,117,590	$17,152,848	$(1,035,258)	27.16%	19.13%	8.03%

Selling, general and administrative expense decreased $1,035,258 from the prior fiscal year as follows.

Excluding the PCTV expenses and amortization of intangible assets acquired in the PCTV acquisition, selling, general and administrative expense decreased $2,188,367 from the prior fiscal year.  Sales and marketing expense for HCW decreased $966,206, primarily driven by the decrease in the Euro exchange rate compared to the U.S. dollar, which resulted in an expense reduction of $771,666, lower compensation expenses of $104,792 due to  personnel reductions and lower commissions and marketing development fund expense of $100,705 due to lower sales.

The  decrease  in general and administrative expense for HCW  of  $987,293 was primarily due to  lower professional fees, primarily for  legal and consulting  fees,  of  $252,665, a decrease in bad debt expense of  $415,000 related to the February 2008 liquidation of  CompUSA and the November 2008 bankruptcy of Circuit City , a decrease in compensation expense of $118,026  due to staff reductions and a 10% salary reduction, a reduction of $132,501 in insurance expense due to lower negotiated  premiums, lower communication expense of  $23,543 and lower travel expense of $14,341 due  to travel budget reduction. Offsetting the expense decreases were increases of $320,732 in sales and marketing expense and $266,250 in general and administrative expense related to personnel and overhead expense of the PCTV business acquired at the end of December 2008 from Avid Technology, Inc.    Amortization of intangible assets was related to intangible assets acquired in the purchase of the PCTV business from Avid Technology, Inc.

Selling, general and administrative expense as a percentage of sales

The chart above indicates the quarterly fluctuations for technical support, general and administrative, sales and marketing and total selling, general and administrative expense.  Due to fixed costs which fluctuate minimally with changes in sales coupled with the seasonal nature of our business, selling general and administrative expense as a percentage of sales are sensitive to seasonal sales fluctuations. Over the eight quarters ending with the fourth quarter of fiscal 2009, selling general and administrative expense as a percentage of sales has resulted in the following trends:

•
Due to our first quarter yielding the highest quarterly sales levels of our fiscal year, our total selling, general and administrative expense as a percentage of sales have typically been the lowest during our first quarter.  As reflected in the chart, selling, general and administrative expense as a percentage of sales were the lowest in the first quarter of fiscal 2008 and 2009.

•
Reflecting the seasonal trend in sales, our selling, general and administrative expense  for our third or fourth quarter  are the highest as a percentage of sales.  As reflected in the chart, total selling, general and administrative expense as a percentage of sales were the highest in the fourth quarter of fiscal 2008 and third quarter of fiscal 2009.

•	Reflecting the decline in sales, total selling, general and administrative expenses as a percent of sales were higher for fiscal 2009 compared to fiscal 2008.

With the expectation that the seasonal nature sales will continue for the near future, we expect selling, general and administrative expenses as a percentage of sales to reflect a future trend that is similar to the historical trends we have experienced over the prior two fiscal years.

Research and  development expense

Research and development expense increased $538,188 from the prior fiscal year as follows:
Research and development expense
Fiscal 2009 increases (decreases) from fiscal 2008	HCW	PCTV	Total
Research and development expense-HCW	$(790,461)	$0	$(790,461)
Research and development expense-PCTV	—	1,410,777	1,410,777
Stock compensation expense	(82,128)	—	(82,128)
Total research and development expense	$(872,589)	$1,410,777	$538,188

Excluding the expense of the PCTV division, research and development expense decreased $872,589 from the prior fiscal year. The decrease was primarily due to personnel and personnel related reductions and the timing of development programs in process.

 Offsetting the expense decreases were $1,410,777 in expense related to personnel and development programs of the PCTV business acquired at the end of  December 2008.

Other income

Other income for the twelve months ended September 30, 2009 was $622,420 compared to other income of $28,851 for the twelve months ended September 30, 2008 as detailed below:

	Twelve months ended September 30,
	2009	2008
Interest income	$14,217	$43,989
Interest (expense)	(62,557)	—
Foreign currency transaction gains (losses)	670,760	(15,138)
Total other income (expense)	$622,420	$28,851

Lower interest income was due to lower interest rate yields coupled with less cash invested. Interest expense was due to payment on a note payable to Avid Technology, Inc. Foreign currency transactions gains were due to favorable Euro rates on forward exchange contracts.

Tax provision

Our net tax provision for the year ended September 30, 2009 and 2008 is as follows:
	Twelve months ended September 30,
	2009	2008
Income tax benefit due to change in deferred taxes	$(164,500)	$(529,995)
Tax expense European operations	137,050	267,422
State taxes	40,000	25,000
Net tax (benefit) provision	$12,550	$(237,573)

Deferred tax assets and the offsetting tax valuation allowance is primarily attributable to the our Hauppauge Computer Works Inc. domestic operations. In evaluating the future realization of our deferred tax asset and the corresponding valuation allowance as of September 30, 2009, we took into consideration:

•	our domestic operations had taxable income for three out of the last four fiscal years
•	including royalties paid to our domestic operations by our European subsidiary, we anticipate taxable income for our domestic operations for fiscal 2010
•	our history of utilization of prior domestic net operating losses

After evaluating the circumstances listed above, it was our opinion that our net deferred tax asset of $2,185,185 is realizable as of September 30, 2009.

As a result of all of the above items mentioned in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, we had a net  loss of  $7,143,021 for the twelve  months ended September 30, 2009, which resulted in  basic and diluted  net loss per share of $0.71  on weighted average basic  and diluted shares of 10,045,449, compared to a net loss  of $3,088,189 for the twelve months ended September  30, 2008, which resulted in basic and diluted  net loss per share of $0.31 on weighted average basic  and diluted shares of 9,969,939.

Options to purchase 1,522,394 and 1,767,744 shares of Common Stock at prices ranging $1.05 to $8.75 and $1.08 to $8.75, respectively, were outstanding as of September 30, 2009 and  2008 , respectively, but were not included in the computation of diluted net income  per share of Common Stock  because they were anti-dilutive.

Liquidity and Capital Resources

Our cash, working capital and stockholders’ equity position is set forth below:

	As of September 30,
	2009	2008
Cash	$8,368,342	$14,191,721
Working Capital	5,885,577	17,229,410
Stockholders’ Equity	12,334,866	18,988,536

We had cash and cash equivalents as of September 30, 2009 of $8,368,342 a decrease of $5,823,379 from September 30, 2008.

The decrease in cash was due to:

	Operating	Investing	Financing
	Activities	activities	Activities	Total
Sources of cash:
Decrease in inventory	$3,669,643	$0	$0	$3,669,643
Increase in accounts payable and accrued expenses	5,556,205	—	—	5,556,205
Proceeds from employee stock purchases	0	—	29,058	29,058
Decrease in prepaid expenses and other current assets	164,726	—	—	164,726
Total sources of cash	9,390,574	—	29,058	9,419,632
Less cash used for:
Net loss adjusted for non cash items	(5,397,382)	—	—	(5,397,382)
PCTV acquisition-net of note payable	—	(4,506,225)	—	(4,506,225)
Increase in accounts receivables	(5,219,333)	—	—	(5,219,333)
Effect of exchange rates on cash	(78,392)	—	—	(78,392)
Capital equipment purchases	—	(41,679)	—	(41,679)
Total usage of cash	(10,695,107)	(4,547,904)	—	(15,243,011)
Net cash decrease	$(1,304,533)	$(4,547,904)	$29,058	$(5,823,379)

Net cash used in operating activities was due to an increase in accounts receivable of $5,219,333 and cash used of $5,397,562 to fund the net loss adjusted for non cash items. Offsetting these cash decreases in operating activities was a decrease in inventories of $3,669,643, a decrease in prepaid expenses and other current assets of $164,726 and an increase in accounts payable and accrued expenses of $ 5,556,205.   The increase in accounts receivable was due to 43% of the sales for the fourth quarter of fiscal 2009 being shipped in September 2009 coupled with a $530,161 sales increase for the fourth quarter of fiscal 2009 over the fourth quarter of fiscal 2008.  Lower fiscal 2009 sales resulted in lower inventory levels required to support sales and was the driving force in the decrease in inventory between fiscal 2009 and fiscal 2008.

Cash of $4,547,904 was used in investing activities. Of this amount, $4,506,225 was used for the acquisition of the PCTV business and $41,679 was used to purchase fixed assets. The $4,506,225 used for the PCTV acquisition consisted of $2,238,000 paid against the $5,000,000 purchase price, $1,874,997 in payments made pursuant to a $2,500,000 note payable to Avid Technology, Inc and $393,228 in payments for direct expenses of the acquisition. As of September 30, 2009, $625,045 was left to pay on the note payable and $93,308 was left to pay for direct acquisition costs. Cash of $29,058 from financing activities came from purchases of stock under our employee stock purchase plan.

Our cash requirements for the next twelve months will include, among other things, the cash required to pay off the note to Avid Technology, Inc. related to the purchase the PCTV business and the cash needed to fund our working capital needs. With the proper execution of our business and operational integration plan, we believe that our cash and cash equivalents as of September 30, 2009 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months. Failure to meet the operating and integration plan could require the need for additional sources of capital. In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional working capital needs.

On March 31, 2009 our line of credit with the JP Morgan Chase Bank expired and was not renewed.

On November 8, 1996, we approved a stock repurchase program. The program authorized us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997. At our August 3, 2007 Board meeting, our Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000. As of September 30, 2009, we held 759,579 treasury shares purchased for $2,404,337 at an average purchase price of approximately $3.17 per share.

Sources and (usage) of cash components

The chart below shows our cash balances, sources of cash and (usage) of cash by quarter for fiscal 2008 through fiscal 2009.

Our sources and (usage) of cash primarily comes from the items listed below:

•	Net income (loss) adjusted for non cash items
•	Changes in the levels of current assets and current liabilities, primarily accounts receivable, inventories and accounts payable
•	Employee purchases of stock options
•	Purchase of capital equipment
•	Purchase of treasury stock

Since accounts receivable, inventory and current liabilities make up the majority of our current asset and current liability levels, our cash balances are affected by the increase and decrease of these assets and liabilities. In the quarters where cash was used to increase the current asset levels or decrease the current liability levels, there was usually a corresponding decrease or neutral position in the cash balances during those quarters Conversely, in the quarters when we generated cash by reducing the current asset levels or increasing the current liability levels, there was a corresponding increase in the cash balances during those quarters.

During fiscal 2009, $4,506,225, or about 77% of the $5,823,379 cash decrease, was used to fund the PCTV acquisition, the acquisition related direct costs and the acquisition related note payable to Avid Technology, Inc.

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

In addition to our operating cash requirements, our cash requirements during fiscal 2010 will include $625,000 required to pay the final three installments on the note payable to Avid Technology, Inc. With the proper execution of our operational plan we believe that our cash and cash equivalents as of September 30, 2009 and our internally generated cash flow will provide us with sufficient liquidity to meet our capital needs for the next twelve months. Failure to meet the operating plan could require the need for additional sources of capital. In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional working capital needs. See “Item1.Business-Acquisiiton of PCTV Assets from Avid Technology, Inc.”

Future Contractual Obligation

The following table shows our contractual obligations related to lease and note payable obligations as of September 30, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Note payable to Avid Technology Inc. (1)	$625,045	$625,045	—	—
Operating lease obligations	$1,812,303	$742,023	$775,590	$294,690
Total	$2,437,348	$1,367,068	$775,590	$294,690

(1)	See Note 13 to our consolidated financial statements for further details on the note payable to Avid Technology, Inc.

Effective December 24, 2008, pursuant to an Asset Purchase Agreement dated as of October 25, 2008, we acquired certain assets and properties of Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GmbH, Avid Development GmbH, and Avid Technology International BV. The purchase price consisted of $2,238,000 payable in cash, $2,500,000 payable pursuant to a Promissory Note made payable by us to Avid and the assumption of certain liabilities. The principal amount due pursuant to the Note is payable in 12 equal monthly installments of $208,333. The first payment was due and payable on January 24, 2009. Interest on the outstanding principal amount of the Note is payable at a rate equal to (i) from December 24, 2008 until the Maturity Date, five percent (5%), and (ii) from and after the Maturity Date, or during the continuance of an Event of Default, at seven percent (7%). Pursuant to the terms of the Note, we and our affiliates are prohibited from (i) declaring or paying any cash dividend, or making a distribution on, repurchasing, or redeeming, any class of stock or other equity or ownership interest in the Buyer or its affiliates, (ii) selling, leasing, transferring or otherwise disposing of any assets or property of the Buyer or any of its affiliates, or attempting to or contracting to do so, other than (a) the sale of inventory in the ordinary course of business and consistent with past practice, (b) the granting of non-exclusive licenses of intellectual property in the ordinary course of business and consistent with past practice and (c) the sale, lease, transfer or disposition of any assets or property (other than the Acquired Assets) with a value not to exceed $500,000 in the aggregate, or (iii) dissolving or liquidating, or merging or consolidating with any other entity, or acquiring all or substantially all of the stock or assets of any other entity. As of September 30, 2009 there was approximately $625,000 open on the note payable. See “Item 1 Business-Acquisition of PCTV Assets from Avid Technology, Inc.”.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:
•	Revenue Recognition
•	Management’s estimates
•	Translation of assets and liabilities denominated in non-functional currencies on our European financial statements
•	Inventory obsolescence and reserves
•	Accounts receivable related reserves
•	Intangible assets

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

We offer some of our customers a right of return. Our accounting complies with FASB ASC 605-15 (SFAS 48) Revenue Recognition when Right of Return Exists, as typically at the end of every quarter we, based on historical data, evaluate our sales reserve level based on the previous six months sales. Due to the seasonal nature of the business coupled with the changing economic environment, management exercises some judgment with regard to the historical data to arrive at the reserve.

We offer mail-in rebates on certain products at certain times as we may determine. The rebates are recorded as a reduction to sales. We also participate in limited cooperative advertising programs with retailers and distributors and account for these in accordance with FASB ASC 605-50 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.

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

Our products are sold through a sales channel which consist of retailers, PC manufacturers and distributors. Our product is primarily a retail product sold to end user consumers. Similar to other companies in the computer industry, our products are subject to returns by the end user. In recognition that product may be returned at a later date, at the end of every quarter, based on historical data, we evaluate our sales reserve level based on the previous six months sales and we adjust our sales reserve as required.

Intangible assets

Long-lived assets include indefinite and definite-lived intangible assets. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Definite-lived intangible assets primarily consist of covenant not to compete, customer relationships and technology. Indefinite-lived intangible assets primarily consist of trademarks. When an impairment exists, the related assets are written down to fair value. Although we believe our judgments, estimates and/or assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.

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

Recent Accounting Pronouncements

We adopted FASB ASC 820-01 ( SFAS No. 157, “Fair Value Measurements”) (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements. At September 30, 2009, we did not have any forward exchange contracts outstanding. If we would have had forward exchange contracts outstanding their fair value at quarter end would have been determined via inputs that included quoted prices for similar foreign exchange contracts in active markets and were thus considered to be Level 2 inputs under the SFAS 157 hierarchy (see Note 1-Derivative and Hedging Activities). Effective October 1, 2009, SFAS No. 157 will also apply to all other fair value measurements for us. We are evaluating the effect the implementation of SFAS No. 157 will have on our non-financial assets and non-financial liabilities on our consolidated financial statements.

The carrying amount of cash, accounts receivables and accounts payables and other short-term financial instruments approximate their fair value due to their short-term nature. We believe that borrowings outstanding under our note payable approximate fair value due to the short-term duration of the loan.

 In December 2007, the FASB issued new guidance for business combinations that will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. The changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. This guidance is effective for fiscal years beginning after December 15, 2008. We have not yet evaluated the impact, if any, of adopting this pronouncement.

In December 2007, the FASB issued new guidance for Noncontrolling Interests in Consolidated Financial Statements. This will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. This guidance is effective for fiscal years beginning after December 15, 2008. We have not yet evaluated the impact, if any, of adopting this pronouncement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Item 305 of Regulation S-K “Quantitative and Qualitative Disclosures About Market Risks” is not required for Smaller Reporting Companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report on Form 10-K following Item 15 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal Control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over  financial reporting includes  policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly  reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention  or timely detection of  unauthorized acquisition, use, or disposition of our  assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

Exclusion of Registered Public Accounting Firm Attestation Report due to Temporary Rules of the Securities and Exchange Commission

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held with us by each of our directors and executive officers, his age as of September 30, 2009 and the year in which each director became a director.

Name	Age	Positions and Offices Held	Year Became Director
Kenneth Plotkin	58	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director	1994
Gerald Tucciarone	54	Chief Financial Officer, Treasurer and Secretary
John Casey	53	Vice President of Technology
Bernard Herman	82	Director	1996
Christopher G. Payan	35	Director	2003
Seymour G. Siegel	66	Director	2003

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

John Casey has been our Vice President of Technology since January 1995.

Bernard Herman has served as one of our directors since 1996. From 1979 to 1993, Mr. Herman was Chief Executive Officer of Okidata Corp. of Mount Laurel, New Jersey, a distributor of computer peripheral products. Since then, he has served as a consultant with reference to computer products. He is also an Arbitration Neutral for the American Arbitration Association and the National Association of Securities Dealers.

Christopher G. Payan has served as one of our directors since May 16, 2003. Mr. Payan served as the Chief Executive Officer of Emerging Vision, Inc. (“EVI”) from June 2004 through November 30, 2009 and a director of EVI from March 2004 through November 30, 2009. From October 2001 until June 2004, Mr. Payan served as the Senior Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of EVI. From April 2002 until June of 2004, Mr. Payan served as Co-Chief Operating Officer of EVI. Mr. Payan also serves on the Board of Directors of Newtek Business Services, Inc. From March 1995 through July 2001, Mr. Payan worked for Arthur Andersen LLP, where he provided various audit, accounting, consulting and advisory services to various small and mid-sized private and public companies in various industries. Mr. Payan is a certified public accountant and holds a Bachelors of Science degree, graduating Cum Laude, with Honors, from C.W. Post – Long Island University.

Seymour G. Siegel has served as one of our directors since May 16, 2003. He is a Certified Public Accountant and since April 2000 had been a principal in the Business Consulting Group of Rothstein, Kass & Company, P.C., an accounting and consulting firm. From 1974 to 1990 he was managing partner and founder of Siegel Rich and Co, P.C., CPAs which merged into Weiser & Co., LLC, where he was a senior partner. He formed Siegel Rich Inc. in 1994, which, in April, 2000, became a division of Rothstein, Kass & Company, P.C. Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations. He has served as a director and member of the audit committees of Barpoint.com, Oak Hall Capital Fund, Prime Motor Inns Limited Partnership and Noise Cancellation Technologies Inc., all public companies. He is currently a director and chairman of the audit committee of EVI and Air Industries Inc. He is also a member of the compensation committee of EVI.

Family Relationships

There is no family relationship among any of our executive officers and directors.

Term of Office

Each director will hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified or until his/her earlier resignation, removal or death. Each executive officer will hold office until the next regular meeting of the Board of Directors following the next annual meeting of stockholders and until his or her successor is elected or appointed and qualified or until his or her earlier death, resignation or removal from office.

Audit Committee

The Audit Committee of the Board of Directors is responsible for (i) recommending independent registered public accountants to the Board, (ii) reviewing our financial statements with management and the independent registered public accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent registered public accountants with regard to the adequacy of internal accounting controls. The members of the Audit Committee currently are Messrs. Herman, Payan and Siegel.

Audit Committee Financial Expert

Our Board of Directors has determined that we have an "audit committee financial expert" (as defined by Item 407(d)(5) of Regulation S-K as promulgated by the Securities and Exchange Commission) serving on our Audit Committee. Our audit committee financial expert is Seymour G. Siegel. The directors who serve on the Audit Committee are "independent" directors based on the definition of independence in the listing standards of the National Association of Securities Dealers.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics for our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions. You can obtain a free copy of our Code of Ethics by writing to our Secretary at our offices at 91 Cabot Court, Hauppauge, New York 11788. We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K (formerly Item 10) regarding an amendment to, or waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K by posting such information on our website, www.hauppauge.com.

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

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations from such persons that no other reports were required, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended September 30, 2009.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for each of the fiscal years ended September 30, 2009 and 2008 for our Chief Executive Officer, Chief Financial Officer and two other most highly compensated executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($)		All Other Compen- sation ($)		Total ($)

Kenneth Plotkin	2009	$183,186	$—		$—		$6,000	(3)	$189,186
President, Chairman of the Board, Chief Executive Officer, and Chief Operating Officer	2008	$189,377	$91,962	(1)	$—		$6,000	(3)	$287,339

Gerald Tucciarone	2009	$158,948	$—		$—		—		$158,948
Treasurer, Chief Financial Officer, and Secretary	2008	$164,320	$22,000	(1)	$7,448	(2)(5)	—		$193,768

John Casey	2009	$156,936	$—		$—		—		$156,936
Vice President of Technology	2008	$162,240	$12,000	(1)	$24,570	(2)(6)(7)	—		$198,810

Bruce Willins (4)	2009	$—	—		$—		—		$—
Vice President of Engineering and Product Marketing	2008	$167,088	22,000	(1)	$9,300	(8)	—		$198,388
 ____________________________________________
(1)	Based on fiscal year 2007 financial results and paid during fiscal year 2008.

(2)
Represents the dollar amount of stock compensation expense recognized for financial reporting purposes during the applicable fiscal year computed in accordance with SFAS 123(R). See Note 6 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for a description of the assumptions used in that computation. The actual value realized with respect to option awards will depend on the difference between the market value of our common stock on the date the option is exercised and the exercise price.

(3)	Represents non-cash compensation in the form of the use of a car and related expenses, and payment of certain insurance premiums.

(4)	Bruce Willins resigned from his position as Vice President of Engineering and Product Marketing of the Company on July 25, 2008.

(5)
8,000 options were granted on June 26, 2008 at an exercise price of $1.64.  The options vest to the extent of 4,000 shares on June 26, 2011 and 4,000 shares on June 26, 2012 and expire on June 26, 2018.

(6)
8,000 options were granted on December 26, 2007 at an exercise price of $4.35.  The options vest to the extent of 4,000 shares on December 26, 2009 and 4,000 shares on December 26, 2010 and expire on December 26, 2017.

(7)
5,000 options were granted on June 26, 2008 at an exercise price of $1.64.  The options vest to the extent of 2,500 shares on June 26, 2011 and 2,500 shares on June 26, 2012 and expire on June 26, 2018.

(8)
10,000 options were granted on June 26, 2008 at an exercise price of $1.64. The options vest to the extent of 5,000 shares on June 26, 2011 and 5,000 shares on June 26, 2012 and expire on June 26, 2018.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning outstanding option awards held by our named executive officers as of the fiscal year ended September 30, 2009.

OPTION AWARDS

	Number of Securities Underlying Unexercised Options			Option Exercise	Option Expiration
Name	Exercisable	Unexercisable		Price ($) (1)	Date

Kenneth Plotkin	15,400	—		$5.25	8/03/2010
	6,920	—		$5.78	8/03/2010
	10,000	—		$1.16	10/01/2011
	10,000	—		$1.19	10/16/2012
	5,000	—		$3.32	8/09/2014
	80,000	120,000	(2)	$4.96	11/20/2016

Gerald Tucciarone	10,000	—		$1.05	10/01/2011
	22,500	—		$1.08	10/16/2012
	20,000	—		$4.62	2/11/2015
	10,000	20,000	(3)	$7.45	1/22/2017
		8,000	(4)	$1.64	6/26/2018

John Casey	10,000	—		$1.05	10/01/2011
	30,000	—		$1.08	10/16/2012
	20,000	—		$4.62	2/11/2015
	8,000	8,000	(5)	$7.45	1/22/2017
		8,000	(6)	$4.13	12/26/2017
		5,000	(7)	$1.64	6/26/2018

(1)	Calculated using the closing price of our common stock on the date of the grant.

(2)	120,000 options vest to the extent of 40,000 shares on November 20, 2009, 40,000 shares on November 20, 2010 and 40,000 shares on November 20, 2011.

(3)	20,000 options vest to the extent of 10,000 shares on February 1, 2010 and 10,000 shares on February 1, 2011.

(4)	8,000 options vest to the extent of 4,000 shares on June 26, 2011 and 4,000 shares on June 26, 2012.

(5)	8,000 options vest to the extent of 4,000 shares on February 1, 2010 and 4,000 shares on February 1, 2011.

(6)	8,000 options vest to the extent of 4,000 shares on December 26, 2009 and 4,000 shares on December 26, 2010.

(7)	5,000 options vest to the extent of 2,500 shares on June 26, 2011 and 2,500 shares on June 26, 2012.

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

In the event of a Change in Control, as defined in our 1998 Incentive Stock Option Plan, options granted to the named executive officers pursuant to said plan shall become immediately vested and exercisable. The 1998 Incentive Stock Option Plan further provides that options granted shall terminate if and when the optionee ceases to be our employee or the employee of one our subsidiaries, unless (1) the optionee shall die while in our employ or the employ of one of our subsidiaries, in which case, the options shall be exercisable, as and to the extent exercisable by such person or persons as shall have acquired the optionee's rights by will or the laws of descent and distribution, but not later than one year after the date of death and not after the expiration of the specific period fixed in the option grant or (2) the optionee shall become disabled (within the meaning of section 105(d)(4) of the Internal Revenue Code) while in our employ or the employ of one of our subsidiaries and such optionee's employment shall terminate by reason of such disability, in which case the options shall be exercisable, as and to the extent exercisable at the time of the termination of his employment, within such period as shall be set forth in the option grant, but only within one year after the termination of the optionee's employment and not after the expiration of the specific period fixed in the option grant as in effect at the time of the termination of his employment. In the event of a termination of employment associated with a Change in Control, as defined in the 2003 Performance and Equity Incentive Plan, options granted pursuant to said plan shall vest or be exercisable upon termination of an employee’s employment within 24 months from the date of the Change in Control, but only to the extent determined by the Board (or the Committee, as defined in such plan), unless the employee is terminated for Cause or the employee resigns his employment without Good Reason (as such terms are defined in the 2003 Performance and Equity Incentive Plan).

DIRECTOR COMPENSATION FOR 2009 FISCAL YEAR

The following table sets forth compensation paid to our non-employee directors for the fiscal year ended September 30, 2009:

Name	Fees Earned or Paid in Cash	Option Awards		Stock Awards		All Other Compensation	Total

Bernard Herman	$30,900	$—	(3)	—	(3)	$—	$30,900
Robert S. Nadel (1)	$27,450	$—	(4)	—	(4)	$—	$27,450
Christopher G. Payan	$30,900	$—	(5)	—	(5)	$—	$30,900
Neal Page (2)	$26,850	$—	(6)	—	(6)	$—	$26,850
Seymour G. Siegel	$40,650	$—	(7)	—	(7)	$—	$40,650

During fiscal year 2009, each of Bernard Herman, Neal Page, Christopher G. Payan and Seymour G. Siegel, each a non-employee director, received an annual retainer of $19,500, paid in quarterly installments in advance, and $1,500 from October 1, 2008 through April 30, 2009 for every Board meeting that he attended in person.  Effective May 1, 2009, each of the non-employee board members received $1,350 for each board meeting that he attended in person.  Dr. Robert S. Nadel, a non-employee board member, received an annual retainer of $15,000 and $1,500 for each board meeting that he attended through April 2009 and $1,350 for each board meeting that he attended from May 2009 through June 2009.  Additionally, the Chairman of the Audit Committee, Mr. Siegel, received an annual stipend of $9,750, and the Chairman of the Compensation Committee, Dr. Nadel, received an annual stipend of $3,750.  Effective July 1, 2009, the annual retainers paid to the non-employee board members were reduced by 10%.

(1)	Resigned from the Board of Directors effective June 30, 2009.
(2)	Deceased on July 6, 2009.
(3)	As of September 30, 2009, Mr. Herman held options to purchase 55,000 shares of the Company’s Common Stock and had awards of 8,994 shares of the Company’s Common Stock outstanding.
(4)	As of September 30, 2009, Mr. Nadel held options to purchase 45,000 shares of the Company’s Common Stock and had awards of 5,000 shares of the Company’s Common Stock outstanding.
(5)	As of September 30, 2009, Mr. Payan held options to purchase 25,000 shares of the Company’s Common Stock and had awards of 5,000 shares of the Company’s Common Stock outstanding.
(6)	As of September 30, 2009, Mr. Page held options to purchase 25,000 shares of the Company’s Common Stock and had awards of 5,000 shares of the Company’s Common Stock outstanding.
(7)	As of September 30, 2009, Mr. Siegel held options to purchase 45,000 shares of the Company’s Common Stock and had awards of 5,000 shares of the Company’s Common Stock outstanding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth, to our knowledge based solely upon records available to us, certain information as of December 21, 2009 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each current director , (iii) each of the named executive officers and (iv) all current executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class

Kenneth Plotkin
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	801,955	(1)(3)(4)	7.97%

Laura Aupperle
23 Sequoia Drive
Hauppauge, N.Y. 11788	common stock	705,892	(2)	7.02%

Dorothy Plotkin
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	551,660	(1)(4)	5.48%

John Casey 91 Cabot Court
Hauppauge, N.Y. 11788	common stock	177,200	(5)	1.76%

Bernard Herman 91 Cabot Court
Hauppauge, N.Y. 11788	common stock	63,994	(6)	*

Gerald Tucciarone 91 Cabot Court
Hauppauge, N.Y. 11788	common stock	99,000	(7)	*

Christopher G. Payan 91 Cabot Court
Hauppauge, N.Y.	common stock	30,000	(8)	*

Seymour G. Siegel 91 Cabot Court
Hauppauge, N.Y.	common stock	50,000	(9)	*

All executive officers and directors as a group (6) persons	common stock	1,222,149	(1)(3)(4)(5)(6)(7)(8)(9)	12.15%

* Denotes less than 1% percent

(1)
Dorothy Plotkin, wife of Kenneth Plotkin, beneficially owns 551,660 shares of our common stock or 5.48% of the outstanding shares of common stock.  Ownership of shares of our common stock by Mr. Plotkin does not include ownership of shares of our common stock by Mrs. Plotkin.  Likewise, ownership of shares of our common stock by Mrs. Plotkin does not include ownership of shares of our common stock by Mr. Plotkin.

(2)
To our knowledge, based upon Schedule 13G filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available, Laura Aupperle, the widow of Kenneth R. Aupperle, beneficially owns 705,892 shares of our common stock, or 7.02% of the outstanding shares of our common stock.

(3)
Includes 15,400 shares of our common stock issuable upon the exercise of non-qualified options which are currently exercisable or exercisable within 60 days, and 151,920 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days.  Does not include 80,000 shares of our common stock issuable upon the exercise of non-qualified options which are currently unexercisable or not exercisable within 60 days.

(4)
Does not include 18,000 shares of our common stock owned by the Plotkins' adult daughter. Does not include 4,000 shares of our common stock owned by the Plotkins' adult son.  Each of Mr. and Mrs. Plotkin disclaim beneficial ownership of all such 22,000 shares of our common stock.

(5)
Includes 80,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 9,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(6)
Includes 55,500 shares of our common stock issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days and 5,000 shares of common stock issued in lieu of options on November 26, 2008.

(7)
Includes 72,500 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 18,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We occupy a facility located at 91 Cabot Court, Hauppauge, New York 11788 (the “Premises”) and use it for our executive offices and for the testing, storage and shipping of our products. In February 1990, Hauppauge Computer Works, Inc., one of our wholly-owned subsidiaries (“HCW”) entered into a lease for said Premises with Ladokk Realty Co. (together with its successor, Ladokk Realty Co., LLC, “Ladokk”), a real estate partnership principally owned by Mr. Plotkin, the holder of approximately 7.97% of our shares of common as of December 16, 2009; Mrs. Plotkin, the holder of approximately 5.48% of shares of our common stock as of December 16, 2009; and Ms. Aupperle, believed by us to be the holder of approximately 7.02% of shares of our common stock as of December 21, 2009.

The current lease for the Premises commenced as of September 1, 2006 and ends on August 31, 2011. The current rent is $328,647 per annum, payable monthly, and is subject to an annual increase of 3% during the term. The execution of the current lease was approved by our Board of Directors, following the recommendation of our Audit Committee. Under the current lease HCW is obligated to pay for utilities, repairs to the premises, and taxes during the term.

HCW has the option to renew the current lease for an additional 5-year term, upon written notice to Ladokk six to twelve months prior to expiration of said lease. Rent that is due during the first year of the renewal term shall be equal to the market rate at the end of the current lease, but not less than the rent paid during the last year of the current lease, and is subject to increases for the second through fifth years of the renewal term by CPI plus 1% per annum.

The Company did not have any unpaid rent to this related party as of September 30, 2009. The Company had $48,667 of unpaid rent payable to this related party as of September 30, 2008. Rent expense to related parties totaled approximately $318,270 and $312,045 for the fiscal years ended September 30, 2009 and 2008, respectively.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Messrs. Kenneth Plotkin, Bernard Herman, Christopher G. Payan and Seymour G. Siegel. Each of Messrs. Herman, Payan and Siegel is currently an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market. Dr. Robert S. Nadel, who resigned from his position as a director of the Company effective June 30, 2009, was an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market. Neal Page, who was a director of the Company until his death on July 6, 2009, was an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market.

Audit Committee

The Audit Committee of the Board of Directors is responsible for (i) recommending independent registered public accountants to the Board, (ii) reviewing our financial statements with management and the independent registered public accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent registered public accountants with regard to the adequacy of internal accounting controls. The members of the Audit Committee currently are Messrs. Herman, Payan and Siegel, each of whom is an "independent" director based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market.

Nominating Committee

The purpose of the Nominating Committee of the Board of Directors is to assist the Board of Directors in identifying and recruiting qualified individuals to become Board members and select director nominees to be presented for Board and/or stockholder approval. The members of the Nominating Committee currently are Messrs. Herman, Payan, and Siegel, each of whom is an "independent" director based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market.

Compensation Committee

The Compensation Committee of the Board of Directors is responsible for providing assistance to the Board of Directors in discharging the Board of Directors' responsibilities relating to management organization, performance, compensation and succession, including considering and authorizing the compensation philosophy for the Company's personnel; making recommendations to the Board of Directors with respect to the Company's employee benefit plans; administering the Company's incentive, deferred compensation and equity based plans; reviewing and approving corporate goals and objectives relevant to chief executive officer and senior management compensation, evaluating chief executive officer and senior management performance in light of those goals and objectives and, either as a committee or together with other independent directors (as directed by the Board of Directors), determining and approving chief executive officer and senior management compensation based on this evaluation; and annually reviewing and approving perquisites for the chief executive officer and senior management.

From October 1, 2008 to June 30, 2009, the members of the Compensation Committee were Dr. Nadel and Messrs. Page and Herman. Dr. Nadel resigned from his position as a director of the Company effective June 30, 2009, such that the members of the Compensation Committee were Messrs. Page and Herman. Mr. Page passed away on July 6, 2009, such that Mr. Herman was the sole member of the Compensation Committee. On August 8, 2009, Mr. Siegel became a member of the Compensation Committee, such that the members of the Compensation Committee were Messrs. Herman and Siegel. Each of the directors who served on the Compensation Committee during the 2009 fiscal year was an "independent" director based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market. The members of the Compensation Committee currently are Messrs. Herman and Siegel, each of whom is an "independent" director based on the definition of independence in Rule 4200(a)(15) of the listing standards of The Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by BDO Seidman LLP, our principal independent registered public accountants, for professional services rendered for the fiscal years ended September 30, 2009 and September 30, 2008, respectively:

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees (1)	$177,000	$170,000
Audit-Related Fees (3)	$125,000	—
Tax Fees (2)	$23,000	$26,000
Total Fees	$325,000	$196,000

(1)
Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings (including Form S-8) or engagements for the fiscal years ended September 30, 2009 and September 30, 2008, respectively.

(2)	Tax fees consist of aggregate fees billed for tax compliance and tax preparation for our federal and state tax filings. These fees are related to the preparation of our federal and state tax returns.

(3)
All other fees consist of $106,000 in aggregate fees billed for professional services rendered for the audit of the PCTV business of Avid Technology, Inc., which the Company acquired on December 24, 2008, $6,000 in aggregate fees billed for professional services rendered pertaining to a comment letter from the Securities and Exchange Commission and $13,000 in aggregate fees billed for professional services rendered for a vat tax matter related to our Ireland branch.

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accountants and approves in advance any services to be performed by the independent registered public accountants, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accountants. All of the fees shown above were pre-approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

The following documents are included in Item 8 of this Annual Report on Form 10-K:

(a)(2)   Financial Statement Schedules-N/A

(a)(3)   Exhibits.

Exhibit
Number	Description of Exhibit

2.1
Asset Purchase Agreement, dated October 25, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, Avid Technology International BV, and PCTV Corp. (16)

2.1.1
Buyer Parent Guaranty, dated October 25, 2008, by Hauppauge Digital Inc. to and for the benefit of Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, and Avid Technology International BV (16)

2.1.2
Amendment No. 1 to Asset Purchase Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, Avid Technology International BV, and PCTV Corp. (20)

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

2.1.7
Audited financial statements of the PCTV Business of Avid Technology, Inc. as of September 30, 2008 and December 31, 2007 and un-audited pro forma financial statement of operations of Hauppauge Digital Inc. and the PCTV Business of Avid Technology, Inc. for the year ended September 30, 2008. (21)

3.1	Certificate of Incorporation (1)
3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 14, 2000 (18)
3.2	By-laws, as amended to date (2),(15)
4.1	Form of Common Stock Certificate (1)
4.2	1994 Incentive Stock Option Plan (1)
4.3	1996 Non-Qualified Stock Option Plan (7)
4.4	1998 Incentive Stock Option Plan (7)
4.5	2000 Hauppauge Digital Inc. Performance and Equity Incentive Plan (3)
4.6	Hauppauge Digital Inc. Employee Stock Purchase Plan (4)
4.7	Stockholder Rights Agreement (5)
4.8	2003 Hauppauge Digital Inc. Performance and Equity Incentive Plan (6)
4.9	Amendment to 2003 Hauppauge Digital Inc. Performance and Equity Incentive Plan (12)
4.10	Amendment to the Hauppauge Digital Inc. Employee Stock Purchase Plan (13)
4.11	Second Amendment to the Hauppauge Digital Inc. Employee Stock Purchase Plan (14)
4.12	Third Amendment to the Hauppauge Digital Inc. Employee Stock Purchase Plan (12)
10.1	Employment Agreement, dated as of January 10, 1998, by and between Hauppauge Digital Inc. and Kenneth Plotkin (7)
10.1.1	Amendment to Employment Agreement with Kenneth Plotkin, dated April 10, 2008 (19)
10.2	Lease, dated February 7, 1990, between Ladokk Realty Company and Hauppauge Computer Works, Inc. (1)
10.2.1	Modification made February 1, 1996 to lease dated February 7, 1990 between Ladokk Realty Company and Hauppauge Computer Works, Inc. (7)

10.2.2	Lease, dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works, Inc. (8)
10.2.3	Amendment dated October 17, 2006 to lease dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works, Inc. (9)
10.3
Fourth Amended and Restated Promissory Note, dated as of December 2, 2008, made payable by Hauppauge Computer Works, Inc. to the order of JP Morgan Chase Bank, N.A. in the original principal amount of Seven Hundred Thousand ($700,000) Dollars. (17)

10.3.1	Guaranty, dated as of December 1, 2005, by Hauppauge Digital Inc. in favor of JPMorgan Chase Bank, N.A. (11)
10.3.2	Share Pledge Agreement, dated as of December 1, 2005, among Hauppauge Digital Inc., JPMorgan Chase Bank, N.A. and Hauppauge Digital Europe Sarl (11)
10.3.3	Pledge Security Agreement, dated as of December 2, 2008, by Hauppauge Computer Works, Inc. and JP Morgan Chase Bank, N.A. (17)
14	Code of Ethics, as amended to date (10)
21	Subsidiaries
23	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Denotes document filed as an Exhibit to our Registration Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.
(2)	Denotes document filed as an Exhibit to our Form 8-K dated December 26, 2007 and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No. 333-46906), and incorporated herein by reference.
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

(7)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2003 (File Number: 001-13550, Film Number: 031073457) and incorporated herein by reference.
(8)	Denotes document filed as an Exhibit to our Form 10-Q for the period ended March 31, 2004 (File Number: 001-13550, Film Number: 04809252) and incorporated herein by reference.
(9)	Denotes document filed as an Exhibit to our Form 8-K dated October 17, 2006 and incorporated herein by reference.
(10)	Denotes document filed as an Exhibit to our Form 8-K dated August 23, 2004 (File Number: 001-13550, Film Number: 04995501) and incorporated herein by reference.
(11)	Denotes document filed as an Exhibit to our Form 8-K dated December 6, 2005 and incorporated herein by reference.
(12)	Denotes document filed as an Exhibit to our Form 8-K dated October 17, 2006 and incorporated herein by reference.

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

(15)	Denotes document filed as an Exhibit to our Form 8-K dated December 26, 2007 and incorporated herein by reference.
(16)	Denotes document filed as an Exhibit to our Form 8-K dated October 25, 2008 and incorporated herein by reference.
(17)	Denotes document filed as an Exhibit to our Form 8-K dated December 12, 2008 and incorporated herein by reference.
(18)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2006, and incorporated herein by reference.
(19)	Denotes document filed as an Exhibit to our Form 8-K dated April 10, 2008, and incorporated herein by reference.
(20)	Denotes document filed as an Exhibit to our Form 8-K dated December 24, 2008, and incorporated herein by reference.
(21)	Denotes document filed as an Exhibit to our Form 8-K dated March 9, 2009, and incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hauppauge Digital Inc. and Subsidiaries
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Hauppauge Digital Inc. and Subsidiaries as of September 30, 2009 and 2008 and the related consolidated statements of operations, other comprehensive loss, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the management of Hauppauge Digital Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital Inc. and Subsidiaries at September 30, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Melville, New York
December 29, 2009

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$8,368,342	$14,191,721
Accounts receivable, net of various allowances	9,770,584	6,932,400
Other non trade receivables	4,116,392	2,316,057
Inventories	8,616,800	12,236,166
Deferred tax asset-current	1,297,574	1,133,073
Prepaid expenses and other current assets	928,680	1,093,406
Total current assets	33,098,372	37,902,823

Intangible assets, net	4,696,102	—
Property, plant and equipment, net	757,488	769,288
Security deposits and other non current assets	108,088	102,227
Deferred tax asset-non current	887,611	887,611
Total assets	$39,547,661	$39,661,949

LIABILITIES AND STOCKHOLDERS' EQUITY :

Current Liabilities:
Accounts payable	$12,478,625	$10,406,836
Accrued expenses – fees	5,753,546	5,604,485
Accrued expenses	8,131,263	4,603,858
Note payable	625,045	0
Income taxes payable	224,316	58,234
Total current liabilities	27,212,795	20,673,413
Commitments and contingencies

Stockholders' Equity
Common stock $.01 par value; 25,000,000 shares authorized, 10,814,042 and 10,784,717 issued, respectively	108,140	107,847
Additional paid-in capital	17,276,651	16,709,201
Retained earnings	795,674	7,938,695
Accumulated other comprehensive loss	(3,441,262)	(3,362,870)
Treasury Stock at cost, 759,579 shares	(2,404,337)	(2,404,337)
Total stockholders' equity	12,334,866	18,988,536
Total liabilities and stockholders’ equity	$39,547,661	$39,661,949

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2009	2008

Net sales	$59,344,538	$89,701,028
Cost of sales	46,557,904	72,019,046
Gross profit	12,786,634	17,681,982
Selling, general and administrative expenses	16,117,590	17,152,848
Research and development expenses	4,421,935	3,883,747
Loss from operations	(7,752,891)	(3,354,613)
Other Income:
Interest income	14,217	43,989
Interest expense	(62,557)	—
Foreign currency	670,760	(15,138)
Total other income	622,420	28,851
Loss before tax provision (benefit)	(7,130,471)	(3,325,762)
Income tax provision (benefit)	12,550	(237,573)
Net loss	$(7,143,021)	$(3,088,189)
Net loss per share:
Basic and Diluted	$(0.71)	$(0.31)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	Years ended September 30,
Other comprehensive loss :	2009	2008

Net loss	$(7,143,021)	$(3,088,189)
Forward exchange contracts marked to market	16,545	51,509
Foreign currency translation loss	(94,937)	(2,088,408)
Other comprehensive loss	$(7,221,413)	$(5,125,088)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	Common Stock				Accumulated
	Number		Additional		Other
	Of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Treasury Stock	Total

BALANCE AT SEPTEMBER 30, 2007	10,597,002	$105,970	$15,497,703	$11,026,884	$(1,325,971)	$(2,363,505)	$22,941,081
Net loss for the year ended September 30, 2008	—	—	—	(3,088,189)	—	—	(3,088,189)
Stock compensation	—	—	795,912	—	—	—	795,912
Stock compensation-stock issued to directors	35,000	350	125,650	—	—	—	126,000
Purchase of treasury stock	—	—		—	—	(40,832)	(40,832)
Exercise of Stock Options	132,800	1,327	235,471	—	—	—	236,798
Foreign currency translation loss	—	—	—	—	(2,088,408)	—	(2,088,408)
Change in fair value of forward contracts	—	—	—	—	51,509	—	51,509
Stock issued through Employee Stock Purchase plan	19,915	200	54,465	—	—	—	54,665
BALANCE AT SEPTEMBER 30, 2008	10,784,717	$107,847	$16,709,201	$7,938,695	$(3,362,870)	$(2,404,337)	$18,988,536
Net loss for the year ended September 30, 2009	—	—	—	(7,143,021)	—	—	(7,143,021)
Stock compensation	—	—	538,685	—	—	—	538,685
Foreign currency translation loss	—	—	—	—	(94,937)	—	(94,937)
Change in fair value of forward contracts	—	—	—	—	16,545	—	16,545
Stock issued through Employee Stock Purchase plan	29,325	293	28,765	—	—	—	29,058
BALANCE AT SEPTEMBER 30, 2009	10,814,042	$108,140	$17,276,651	$795,674	$(3,441,262)	$(2,404,337)	$12,334,866

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2009	2008

Cash Flows From Operating Activities:
Net loss	$(7,143,021)	$(3,088,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	280,610	266,858
Amortization of intangible assets	566,127	—
Inventory reserve	360,000	930,000
Bad debt expense	35,000	450,000
Sales reserve-net	135,537	—
Stock compensation expense-employees	538,685	921,912
Deferred tax benefit	(164,500)	(529,995)
Other non cash items	(5,820)	7,938
Changes in current assets and liabilities:
Accounts receivable and other non trade receivables	(5,219,333)	13,969,369
Inventories	3,669,643	355,698
Prepaid expenses and other current assets	164,726	(290,831)
Accounts payable	1,978,439	(10,228,301)
Accrued expenses and income taxes	3,577,766	1,922,898
Total adjustments	5,916,880	7,775,546
Net cash (used in) provided by operating activities	(1,226,141)	4,687,357

Cash Flows From Investing Activities:
Purchase of PCTV assets	(4,506,225)	—
Purchases of property, plant and equipment	(41,679)	(291,025)
Net cash used in investing activities	(4,547,904)	(291,025)

Cash Flows From Financing Activities:
Proceeds from employee stock purchases	29,058	291,463
Purchase of treasury stock	—	(40,832)
Net cash provided by financing activities	29,058	250,631
Effect of exchange rates on cash	(78,392)	(2,036,899)
Net (decrease) increase in cash and cash equivalents	(5,823,379)	2,610,064
Cash and cash equivalents, beginning of year	14,191,721	11,581,657
Cash and cash equivalents, end of year	$8,368,342	$14,191,721
Supplemental disclosures:
Interest paid	$62,557
Income taxes paid	$60,880	$375,437
Note payable to Avid Technology, Inc.	$2,500,000

See accompanying notes to consolidated financial statements

1.  Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Hauppauge Digital Inc. (the “Company”) and its wholly-owned subsidiaries, Hauppauge Computer Works, Inc., HCW Distributing Corp., Hauppauge Digital Inc. Taiwan, PCTV Systems Sarl, its branch PCTV Systems GmbH, Hauppauge Digital Europe Sarl, its branch Hauppauge Digital Europe Sarl Ireland and Hauppauge Digital Europe Sarl’s wholly-owned subsidiaries, Hauppauge Digital Asia Pte Ltd, Hauppauge Computer Works, GmbH, Hauppauge Computer Works, Ltd., Hauppauge Computer Works Sarl. All inter-company accounts and transactions have been eliminated.

Nature of Business

Hauppauge Digital Inc. is a developer of analog and digital TV tuner products for the personal computer market. Through its Hauppauge Computer Works, Inc., Hauppauge Digital Europe Sarl and PCTV subsidiaries, the Company designs, develops, manufactures and markets analog, digital and other types of TV tuners that allow PC users to watch television on a PC screen in a resizable window, and enables the recording of TV shows to a PCs hard disk, digital video editing, video conferencing, and the display of digital media stored on a computer to a TV set via a home network. The Company, incorporated in Delaware in August 1994, is headquartered in Hauppauge, New York. The Company has administrative offices in Luxembourg, Ireland and Singapore and sales offices in Germany, London, Paris, The Netherlands, Sweden, Italy, Spain, Singapore, Taiwan and California and research and development centers in Hauppauge, New York, Braunschweig, Germany and Taiwan.
.
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

	Twelve months ended September 30,
	2009	2008
Product line sales
Analog sales	$1,829,752	$10,561,536
Digital	55,770,304	74,371,847
Other non TV tuners products	1,744,482	4,767,645
Total sales	$59,344,538	$89,701,028

The Company sells its product through a domestic and international network of distributors and retailers. Net sales to international and domestic customers were approximately 52% and 48% and 52% and 48% of total sales for the years ended September 30, 2009 and 2008, respectively.

Net sales to customers by geographic location consist of:

	Years ended September 30,
Sales to:	2009	2008
The Americas	48%	48%
Northern Europe	7%	9%
Southern Europe	17%	14%
Central and Eastern Europe	25%	26%
Asia	3%	3%
Total	100%	100%

Net long lived assets located in the United States, Europe and Asia locations were approximately 55%, 38% and 7% of total net long lived assets, respectively, at September 30, 2009, and 74%, 16% and 10% , respectively , at September 30, 2008.

Subsequent Events

Management has evaluated subsequent events after the balance sheet date through the issuance of the financial statements for appropriate accounting and disclosure through the December 29, 2009 filing date of this Form 10-K.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times such cash in banks are in excess of the FDIC insurance limit. Concentration of credit risk with respect to accounts receivable exists because the Company operates in one industry (also see Note 10). Although the Company operates in one industry segment, it does not believe that the Company has a material concentration of credit risk either from an individual counter party or a group of counter parties, due to the large and diverse user group for its products. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible amounts.

Shipping and Handling Costs

The Company records all shipping and handling charges in Cost of Sales.

Revenue Recognition

The Company sells through a sales channel which is comprised of retailers, PC manufacturers and distributors. The majority of the Company’s customers are granted lines of credit. The product is shipped on account with the majority of customers typically given 30 to 45 day payment terms. Those customers deemed as large credit risks either pay in advance or issue the Company a letter of credit.

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

The Company offers some of its customers a right of return. The Company’s accounting complies with FASB ASC 605-15 (SFAS 48) Revenue Recognition when Right of Return Exists, as typically at the end of every quarter the Company, based on historical data, evaluates its sales reserve level based on the previous six months sales. Due to seasonal nature of the business coupled with the changing economic environment, management exercises some judgment with regard to the historical data when calculating the reserve.

The Company offers mail-in rebates on certain products at certain times as determined by the Company. The rebates are recorded as a reduction to sales. The Company also participates in limited cooperative advertising programs with retailers and distributors and accounts for these in accordance with FASB ASC 605-50 ( EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.

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

Income taxes

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized. The Company adopted ASC 740-10 (Financial Accounting Standards Board (“FASB”) Interpretation No. 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) effective October 1, 2007. Under ASC740-10 ( FIN 48), tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. At September 30 2009, the Company did not have any uncertain tax positions, and the Company does not expect ASC 740-10 (FIN 48) to have a significant impact on its results of operations or financial position during the next 12 months. As permitted by ASC-740-10(FIN 48), the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an interest expense in arriving at pre-tax income.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In accordance with ASC 360-10-35 (SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” ASC 360-10-35 (“SFAS No. 144”), amortization of intangible assets is provided using the straight-line method over the estimated useful lives of the assets. Impairment indicators include, among other conditions: cash flow deficits, a historic or anticipated decline in net sales or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and a material decrease in the fair market value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups.

Research and Development

Expenditures for research and development are charged to expense as incurred.

Foreign Currency Translations and Transactions

The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate during the year. Translation adjustments arising from the translation to U.S. Dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity. Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income. The Company had a translation loss of $3,346,325 recorded on the balance sheet as of September 30, 2008. For the twelve months ended September 30, 2009 the Company recorded on the balance sheet translation losses of $94,937, resulting in an accumulated translation loss of $3,441,262 recorded as a component of accumulated other comprehensive income as of September 30, 2009.

Derivatives and Hedging Activities

For each of the fiscal years ended September 30, 2009 and 2008, at least 40 % of the Company’s sales were generated by its European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since the Company predominantly deals with North American and Asian suppliers and contract manufacturers, approximately 95% of the Company’s inventory required to support its European sales are purchased and paid in U.S. Dollars. The combination of sales billed in Euros supported by inventory purchased in U.S. dollars results in an absence of a natural local currency hedge. Consequently, the Company’s financial results are subject to market risks resulting from the fluctuations in the Euro to U.S. Dollar exchange rates.

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

Due to the rapid upward spike of the Euro compared to the U.S. dollar, the Company chose not to invest in any forward exchange contracts during the Company’s fourth fiscal quarter. As of September 30, 2009 the Company had no open contracts outstanding. As of September 30, 2008, the Company had foreign currency contracts outstanding of approximately $14,359,000 against the delivery of the Euro. These contracts expired each month through February 2009.

The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive loss,” which amounted to losses of $0 and $16,545 as of September 30, 2009 and 2008, respectively.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, receivables and accounts payable, approximate fair value as of September 30, 2009 and 2008 because of the relatively short term maturity of these instruments. The Company believes that borrowings outstanding under its note payable approximate fair value due to the short-term duration of the loan.

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

	Years ended September 30,
	2009	2008
Weighted average Common Stock outstanding-basic	10,045,449	9,969,939
Common Stock equivalents-stock options	—	—
Weighted average shares outstanding-diluted	10,045,449	9,969,939

Options to purchase 1,522,394 and 1,767,744 shares of Common Stock at prices ranging $1.05 to $8.75 and $1.08 to $8.75, respectively, were outstanding as of September 30, 2009 and 2008, respectively, but were not included in the computation of diluted net income per share of Common Stock because they were anti-dilutive.

Stock Based Compensation

The Company follows FASB ASC-718 (SFAS No. 123R), “Share-Based Payments” where the fair value of stock options are determined using the Black-Scholes valuation model and such fair value is recognized as an expense over the service period, net of estimated forfeitures.

The Company had as of September 30, 2009 options issued from four incentive option plans and one non qualified option plan. These options typically vest over a period of four to five years. Options granted have a contract term of 10 years and the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions based on historical data of the Company’s stock

Stock option grant assumptions:	2009	2008
Weighted average fair value of grants	$0.70	$1.02
Risk free interest rate	4.25%	4.25%
Dividend yield	—	—
Expected volatility	50%	50%
Expected life in years	7	7

As of September 30, 2009, there was $830,226 of total unrecognized compensation expense net of estimated forfeitures, related to non-vested share based compensation arrangements which is expected to be recognized over a weighed average period of 3.75 years. The total fair value of shares vested during the years ended September 30, 2009 and 2008 was $538,685 and $795,912. For September 30, 2009 and 2008, stock compensation expense of $347,069 and $522,168 have been recorded to SG&A expense and $191,616 and $273,744 have been recorded to research and development expense.

In recognition that stock compensation is a non-cash expense, the effect of expensing options had no affect on the Company’s cash flow. However, it was reflected in the Company’s cash flow statement as a non-cash item which was added back in the determination of cash flows from operating activities.

A summary of the Company’s non-vested shares as of September 30, 2009 and changes during the twelve months ended September 30, 2009 is presented below:

		Weighted
		Grant date
	Shares	Fair value
Non-vested as of October 1, 2008	621,143	$2.76
Granted	95,000	0.70
Vested	(153,000)	2.75
Forfeited	(98,143)	1.05
Non-vested as of September 30, 2009	465,000	$2.70

Accrued expenses- fees

The Company uses technology licensed from third parties in certain products.  The Company enters into agreements to license this technology, and in return for the use of the technology, the Company incurs a license fee for each unit sold that includes the licensors’ technology. The licensing amount per unit varies by licensor.  The Company is obligated to provide the licensor with reports which quantify the licenses used. The licensing fees are accounted for as a component of product cost and are charged to cost of sales.

Recent Accounting Pronouncements

The Company adopted FASB ASC 820-10 (SFAS No. 157, “Fair Value Measurements”) (“SFAS No. 157”) on October 1, 2008. SFAS No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for the Company’s financial assets and financial liabilities did not have a material impact on its consolidated financial statements. At September 30, 2009 the Company did not have any forward contracts outstanding. If the Company would have had forward exchange contracts outstanding their fair value at quarter end would have been determined via inputs that included quoted prices for similar foreign exchange contracts in active markets and were thus considered to be Level 2 inputs under the SFAS 157 hierarchy (see Note 1-Derivatives and Hedging Activities). Effective October 1, 2009, SFAS No. 157 will also apply to all other fair value measurements for the Company. The Company is evaluating the effect the implementation of SFAS No. 157 will have on its non-financial assets and non-financial liabilities on its consolidated financial statements.

In December 2007, the FASB issued new guidance for business combinations that will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. The changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. This guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this accounting pronouncement will affect future acquisitions, if any.

In December 2007, the FASB issued new guidance for Noncontrolling Interests in Consolidated Financial Statements.  This will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  This guidance is effective for fiscal years beginning after December 15, 2008.  The Company has not yet evaluated the impact, if any, of adopting this pronouncement.

Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

2.  Accounts receivable
Receivables consist of:

•	Trade receivables from sales to customers
•	Receivables pertaining to component parts purchased from the Company by its contract manufacturers which are excluded from sales
•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by the Company’s Asian and European locations
•	Allowances, consisting of sales and bad debt
•	Other minor non trade receivables

The following is a listing by category of the Company’s accounts receivable as of September 30, 2009 and 2008.

	As of September 30,
Receivable detail:	2009	2008
Trade receivables	$13,893,804	$11,668,214
Allowances and reserves	(4,123,220)	(4,735,814)
Net trade receivables	9,770,584	6,932,400

Receivable from contract manufacturers	2,933,918	1,795,225
GST and VAT taxes receivables	1,134,331	484,086
Other	48,143	36,746
Total other non trade receivables	$4,116,392	$2,316,057

3.  Inventories

Inventories consist of the following:

	September 30,
	2009	2008
Component Parts	$2,799,723	$4,561,140
Finished Goods	5,817,077	7,675,026
	$8,616,800	$12,236,166

4. Property, Plant and Equipment

The following is a summary of property, plant and equipment:

	September 30,
	2009	2008
Office Equipment and Machinery	$3,780,398	$3,492,520
Leasehold Improvements	115,870	115,870
	3,896,268	3,608,390
Less: Accumulated depreciation and amortization	(3,138,780)	(2,839,102)
	$757,488	$769,288

Depreciation and amortization expense totaled $ 280,610 and $ 266,858 for the years ended September 30, 2009 and 2008, respectively.

5. Intangible Assets

The following is a summary of intangible assets as of September 30, 2009

			Net	Weighted
	Purchase	Accumulated	Book	average remaining
Asset description	cost	Amortization	Value	life (in years)
Customer relationships	$1,644,353	$(102,772)	$1,541,581	11.25
Value of technology	1,849,897	(198,203)	1,651,694	6.25
Covenant not to compete	1,767,979	(265,152)	1,502,827	4.25
Total intangible assets	$5,262,229	$(566,127)	$4,696,102	8.45

Amortization expense totaled $566,127 for the year ended September 30, 2009. The Company had no intangible assets for the year ended September 30, 2008. Amortization expense is expected to be approximately $755,000 for each of the fiscal years ended September 30, 2010, 2011, 2012 and 2013, respectively, and $490,000 for the year ended September 30, 2014.

6. Accrued Expenses –Fees

The Company recognizes and estimates the amount of licensing fees owed to third parties based on products sold that include software and technology licensed from these third parties. For fiscal 2009 $2,694,648 in fees were charged to cost of sales and $2,545,587 in fees were paid to various third parties. For fiscal 2008 $3,169,649 in fees were charged to cost of sales and $2,274,559 in fees were paid to various third parties.

During fiscal year 2008, the Company identified $1,462,661 of license accrual amounts that were no longer owed to third parties. Certain amounts should have been adjusted in a prior year, however no such adjustments were made in that prior year. As a result, the Company recorded a correction of an error in the first quarter of 2008, which resulted in a decrease to Accrued Expenses - fees and a decrease to cost of sales of approximately $273,000. This adjustment was a correction to a period prior to those presented herein. The Company did not deem this adjustment to be material to any prior years based upon both quantitative and qualitative factors. This matter was not corrected for periods prior to October 1, 2008 due to the immateriality of the effects of this in earlier years. In addition the Company reduced its Accrued Expenses – fees by approximately $1,190,000 due to a change in the Company’s estimate during fiscal 2008. The Company did not record any such change in estimates during fiscal 2009.

7. Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs and for which no invoice has been rendered. Included in accrued expenses are accruals for product costs of $4,995,109 and $2,347,759 as of September 30, 2009 and 2008, respectively; accruals for sales costs relating to a sales rebate program of $1,104,992 at September 30, 2009 and 2008, respectively; accruals for freight and duty expenses of $1,020,432 and $348,164 at September 30, 2009 and 2008, respectively;, accruals for compensation costs of $343,925 and $269,916 at September 30, 2009 and 2008, respectively; accruals for warranty repair costs of $283,507 and $24,101 at September 30, 2009 and 2008, respectively and accruals for advertising and marketing costs of $294,942 and $300,253, at September 30, 2009 and 2008, respectively.

8. Income Taxes

The Company’s income tax provision consists of the following:

	Years ended September 30,
	2009	2008
Current tax expense:
State income taxes	$40,000	$25,000
Foreign income taxes	137,050	267,422
Total current tax expense	177,050	292,422
Deferred tax (benefit)
Federal	(147,184)	(474,206)
State	(17,316)	(55,789)
Total tax provision (benefit)	$12,550	$(237,573)

Components of deferred taxes are as follows:

	Years ended September 30,
	2009	2008
Net operating loss domestic	$388,989	$—
Net operating loss foreign	475,693	475,693
Sales reserve	328,119	380,764
Inventory obsolescence	705,932	874,000
Allowance for bad debts	312,824	338,200
Vacation accrual	24,588	24,588
Warranty reserve	9,158	9,158
263 A inventory capitalization	115,650	83,517
Depreciation	14,822	4,834
Goodwill	114,856	135,376
AMT credit	170,247	170,247
R&D credit	407,971	407,971
Subtotal	3,068,849	2,904,348
Valuation allowance	(883,664)	(883,664)
Net deferred tax assets	$2,185,185	$2,020,684

Deferred tax assets and the offsetting tax valuation allowance is primarily attributable to the Company’s Hauppauge Computer Works Inc. domestic operations. In evaluating the future realization of the Company’s deferred tax asset and the corresponding valuation allowance as of September 30, 2009, the Company took into consideration:

•	the Company’s domestic operations had taxable income for three out of the last four fiscal years
•	including royalties paid to the Company’s domestic operations by the Company’s European subsidiary, the Company anticipates taxable income for its domestic operations for fiscal 2010
•	the Company’s history of utilization of prior domestic net operating losses

After evaluating the circumstances listed above, it was the Company’s opinion that its net deferred tax asset net of $2,185,185 is realizable as of September 30, 2009.

As of September 30, 2008, the Company had utilized all of the Company’s unrestricted domestic net operating losses.  As of September 30, 2009, the Company has $1,023,655 in unrestricted domestic net operating losses. As of September 30, 2009 the Company had tax credit carry forwards for research and development expenses totaling $408,000 (which expire between 2010 and 2014) which have a full valuation allowance recorded against them.

No provision has been made for income taxes on substantially all of the undistributed earnings of the Company’s foreign subsidiaries of approximately $2,672,177 at September 30, 2009 as the Company intends to indefinitely reinvest such earnings.

The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the Federal statutory income tax rate of 34% to the income before income tax is attributable to the following:

	Years ended September 30,
	2009	2008
Income tax expense at federal statutory rate	$(2,424,360)	(1,130,759)
Change in estimate of prior year income taxes	(178,025)	79,438
Permanent differences-life insurance	1,700	1,360
Permanent differences-compensation expense	183,153	270,610
Permanent differences-other	1,190	1,700
State income taxes, net of federal benefit	9,084	(39,289)
Foreign earnings taxed at rates other than the federal statutory rate	2,430,294	544,782
Other	(10,486)	34,585
Taxes (benefit) on income (loss)	$12,550	$(273,573)

The Company’s Luxembourg corporation functions as the entity which services the Company’s European customers. The Company has separate domestic and foreign tax entities, with the Luxembourg entity paying a royalty fee to the Company’s domestic operation for use of the Hauppauge name.

Net of royalty fees charged to the Company’s European subsidiary, the Company’s domestic operation incurred pretax income of $406,646 for the year ended September 30, 2009 and a pretax loss of $2,509,998 for the year ended September 30, 2008.  The Company’s international operations had pretax net income (loss) net of royalty fees of $(7,537,116) and $(815,764) for the years ended September 30, 2009 and 2008.

9. Stockholders’ Equity

a. Treasury Stock

The Company’s Board of Directors approved a stock repurchase program which allows for the repurchase of 1,200,000 shares under the plan. As of September 30, 2009, the Company held 759,579 treasury shares purchased for $2,404,337 at an average purchase price of approximately $3.17 per share

b. Stock Compensation Plans

In August 1994, the Company adopted an Incentive Stock Option Plan ("ISO"), as defined in section 422(A) of the Internal Revenue Code. Pursuant to the ISO 400,000 options may be granted for up to ten years. The plan has expired and no further options can be granted under this plan.  As of September 30, 2009 and 2008, 32,267 and 33,867 options were outstanding, respectively, ranging in prices from $1.35 to $2.54.

On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company’s stockholders on March 5, 1996.  The 1996 Non-Qualified Plan authorizes the grant of 500,000 shares of Common Stock, subject to adjustment as provided in the plan. The plan expired on March 5, 2006 and no more options can be issued under this plan.  This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code . As of September 30, 2009 and 2008, 181,400 and 186,975 options ranging in prices from $1.08 to $4.13 were outstanding under the 1996 Non-Qualified Plan.

On December 17, 1997, the Company’s Board of Directors adopted and authorized a new incentive stock option plan (“1997 ISO”) pursuant to section 422A of the Internal Revenue Code. This plan was approved by the Company’s stockholders at the Company’s March 12, 1998 annual stockholders’ meeting. The 1997 ISO plan as adopted authorizes the grant of up to 700,000 shares of Common Stock, subject to adjustment as provided in the plan. This plan terminated on December 16, 2007 and no further options can be issued under this plan. As of September 30, 2009 and 2008, 168,360 and 270,610 options were outstanding with exercise prices from $1.08 to $ 8.75.

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

The 2000 plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options. Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company’s combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors, or a committee thereof, and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000. As of September 30, 2009 and 2008, 188,867 and 202,667 options were outstanding from this plan ranging in prices from $1.05 to $ 5.78.

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

This plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options. Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company’s combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000. Any fair value at the time of grant that exceeds $100,000 in any calendar year will not be deemed as incentive stock options. As of September 30, 2009 and 2008, 951,500 and 1,073,625 were outstanding from this plan ranging in prices from $1.24 to $ 7.45.

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

The Company’s Board of Directors on May 9, 2000 adopted the Employee Stock Purchase Plan. This plan was approved by the Company’s stockholders’ at the Company’s July 18, 2000 annual stockholders’ meeting. This plan is intended to provide the Company’s full- time employees an opportunity to purchase an ownership interest in the Company through the purchase of Common Stock. The Company had reserved 100,000 shares of Common Stock for issuance under the plan. This plan is to be administered by the Board of Directors. Employees who have completed six months of employment and who work more than 20 hours per week for more than five months in the year are eligible to participate in the plan. The employee may elect to payroll deductions up to 10% per pay period. The purchase price shall either be the lower of 85% of the closing price on the offering commencement date or the offering termination date. No employee will be granted an option to purchase shares of Common Stock if such employee would own shares or holds options to purchase shares which would cause the employee to own more than 5% of the combined voting power of all classes of stock. Non-employees are not eligible to participate. The plan’s initial termination date was December 31, 2003. The maximum number of shares that may be issued in any quarterly offering is 10,000, plus un-issued shares from prior offerings whether offered or not. At the Company’s September 6, 2002 stockholders’ meeting, the Company’s stockholders’ approved an increase in shares reserved under this plan to 180,000, and extended the plan termination date to December 31, 2004. At the Company’s September 27, 2004 stockholders’ meeting the Company’s stockholders’ approved an increase in shares reserved under this plan to 260,000, and extended the plan termination date to December 31, 2006. On May 25, 2006 the Company’s Board of Directors approved a third amendment to the plan increasing the number of shares available to 420,000 and extending the expiration date of the plan to December 31, 2010. The amendment was approved by the Company’s stockholders’ at the Company’s October 17, 2006 annual stockholders’ meeting. As of September 30, 2009 and 2008, 204,289 and 175,324 shares of Common Stock were purchased under this plan.

A summary of the of the Company’s fixed options plans as of September 30, 2009 and 2008 and changes during the years ending those dates is presented below:

	ISO	Weighted Average Exercise Price	Non Qualified	Weighted Average Exercise Price	Weighted average contracted term (years)	Aggregate intrinsic value
Balance at September 30, 2007	1,475,619	$4.16	308,975	$3.24
Granted	144,500	1.79	—	—
Forfeited	—	—	(28,550)	2.36
Exercised	(39,350)	2.29	(93,450)	2.36
Balance at September 30, 2008	1,580,769	$3.99	186,975	$3.53
Granted	95,000	1.24	—	—
Forfeited	(334,775)	3.85	(5,575)	1.08
Balance at September 30, 2009	1,340,994	$3.77	181,400	$3.64	4.15	—
Options exercisable at September 30, 2009	875,994	$3.68	181,400	$3.64	3.76	—

There were no options exercised during fiscal 2009. The aggregate intrinsic value of options exercised during the year ended September 30, 2008 was approximately $309,000.

c. Stockholders’ Rights Agreements

On July 19, 2001, the Company’s Board of Directors adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of July 20, 2001 (the "Rights Agreement") between the Company and North American

Transfer Company as Rights Agent. Pursuant to the Rights Agreement, one Right was issued for each share of Common Stock the Company outstanding as of August 5, 2001. Each of the Rights entitles the registered holder to purchase from the Company one share of Common Stock at a price of $11.00 per share, subject to adjustment. The Rights generally will not become exercisable unless and until, among other things, any person acquires 10% to 12% or more of the outstanding Common Stock or makes a tender offer to acquire 10% or more of the outstanding Common Stock. The 10% threshold will not be applicable to institutional investors who stay below a 20% ownership level and who report their ownership on a Schedule 13G under the Securities Exchange Act of 1934. In addition, stockholders of more than 10% of the Common Stock as of July 19, 2001 were grandfathered at their then current level plus 1% unless they later fall below the 10% threshold. The Rights are redeemable under certain circumstances at $0.001 per Right and will expire, unless earlier redeemed or extended, on July 19, 2011.

10. Significant Customer Information

For fiscal 2009, the Company had one customer, D&H Distributing, that accounted for approximately 12% of our net sales. For fiscal 2008, the Company had one customer, Hon Hai Precision Industry Co. LTD, that accounted for approximately 16% of our sales.

11. Related Party Transactions

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

The Lease ends on August 31, 2011 and calls for base rent in the first year of the term of $300,000, payable monthly in the amount of $25,000. Rent is subject to an annual increase of 3% over the term. The execution of the Lease Amendment was approved by our Board of Directors, following the recommendation of our Audit Committee. HCW is obligated to pay for utilities, repairs to the Premises, and taxes during the term.

The Company had no amount payable to this related party for unpaid rent as of September 30, 2009 and $48,667 in unpaid rent as of September 30, 2008. Rent expense to related parties and non related third parties totaled approximately $730,000 and $687,000 for the years ended September 30, 2009 and 2008 respectively. The Company pays the real estate taxes and it is responsible for normal building maintenance.

Minimum annual lease payments to related parties and unrelated third parties are as follows:

Years Ended September 30,

2010	$742,023
2011	666,151
2012	227,315
2013	117,876
2014	58,938
Total	$1,812,303

12. Litigation

In the normal course of business the Company is party to various claims and/or litigation. To the best of its knowledge management believes that there is currently no material litigation which, considered in the aggregate would have a material adverse effect on the Company’s financial position and results of operations.

13.  Acquisition of PCTV Assets from Avid Technology, Inc.

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

The $4,112,997 paid to the seller, Avid Technology, Inc., consisted of $2,238,000 paid at the closing and $1,874,997 paid pursuant to a note payable. As of September 30, 2009, the note payable to Avid Technologies Inc. was $625,045. The interest paid on the note was $62,557 for twelve months ended September 30, 2009. The Company believes that borrowings outstanding under its note payable approximate fair value due to the short-term duration of the loan.

The following allocation of the purchase price and the allocation of the purchase price is presented below.

Purchase Price Paid
Cash paid to seller	$4,112,997
Balance of note payable assumed	625,045
Warranty liability assumed	262,000
Direct acquisition costs paid	393,228
Direct acquisition costs accrual	93,308
Total purchase price	$5,486,578

Allocation of Purchase Price
Identifiable intangible assets	$5,262,229
Fixed assets	224,349
Total allocation of purchase price	$5,486,578

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

	Twelve months	Twelve months
	ended	ended
	Sept 30,	Sept 30,
Pro forma statements:	2009	2008
Revenue	$70,367,528	$133,793,028
Net loss	$(7,841,031)	$(10,560,189)
Net loss per share:
Basic and Diluted net loss per share	$(0.78)	$(1.06)

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

The Transition Services Agreement was terminated as of April 30, 2009.

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

14.  Line of credit

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

In connection with the Fourth Amendment, we agreed that all of the terms and conditions of (i) our Guaranty as entered into with the Bank, dated as of December 1, 2005, and (ii) the Pledge Agreement by and among us, the Bank and HCW, dated as of December 1, 2005 (pursuant to which, among other things, we granted to the Bank a first priority right of pledge on approximately two-thirds of the outstanding capital shares of Hauppauge Digital Europe Sarl, each as amended, restated, supplemented or modified, from time to time and as entered into in connection with the Note, shall remain in full force and effect and apply to the terms and conditions of the Amendment.

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

There were no borrowings outstanding and no letters of credit outstanding as of the filing date of this Annual Report on Form 10-K.

On March 31, 2009 our line of credit with the JP Morgan Chase Bank expired and was not renewed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAUPPAUGE DIGITAL INC.

By:	/s/ Kenneth Plotkin	Date:	December 29, 2009
KENNETH PLOTKIN
President, Chairman of the Board, Chief Executive Officer and Chief
Operating Officer (Principal Executive Officer)

By:	/s/ Gerald Tucciarone	Date:	December 29, 2009
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary (Principal Financial
And Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth Plotkin	Date:	December 29, 2009
KENNETH PLOTKIN

President, Chairman of the Board, Chief Executive Officer and Chief
Operating Officer (Principal Executive Officer) and Director

By:	/s/ Gerald Tucciarone	Date:	December 29, 2009
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary (Principal Financial
And Accounting Officer)

By:	/s/Seymour G. Siegel	Date:	December 29, 2009
SEYMOUR G. SIEGEL
Director

By:	/s/ Bernard Herman	Date:	December 29, 2009
BERNARD HERMAN
Director

By:	/s/ Christopher G. Payan	Date:	December 29, 2009
CHRISTOPHER G. PAYAN
Director