Form 10-Q
period 2009-12-31
HAUPPAUGE DIGITAL INC
filed 2010-02-12
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31,  2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

                       Commission file number          1-13550

HAUPPAUGE DIGITAL INC.
(Exact name of  registrant as specified in its charter)

Delaware	11-3227864
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

91 Cabot Court, Hauppauge, New York  11788
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

☐ YES          ☒  NO

As of   January 28, 2010, 10,065,717 shares of .01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

Page no.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – December 31, 2009 (unaudited) and September 30, 2009	3

Consolidated Statements of Operations – Three Months ended December 31, 2009 (unaudited) and 2008 (unaudited)	4

Consolidated Statements of Other Comprehensive Loss Three Months ended December 31, 2009 (unaudited) and 2008 (unaudited)	5

Consolidated Statements of Cash Flows-Three Months ended December 31, 2009 (unaudited) and 2008 (unaudited)	6

Notes to Consolidated Financial Statements	7-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-20

Item 3. Quantitative and Qualitative Disclosures about Market Risks	20

Item 4T. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits	22

Signatures	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	December 31, 2009 (unaudited)	September 30 , 2009
Assets:
Cash and cash equivalents	$10,183,591	$8,368,342
Trade receivables, net of various allowances	9,499,984	9,770,584
Other non trade receivables	3,802,869	4,116,392
Inventories	8,705,417	8,616,800
Deferred tax asset-current	1,297,574	1,297,574
Prepaid expenses and other current assets	825,432	928,680
Total current assets	34,314,867	33,098,372

Intangible assets, net	4,507,393	4,696,102
Property, plant and equipment, net	690,740	757,488
Security deposits and other non current assets	108,070	108,088
Deferred tax asset-non current	887,611	887,611
Total assets	$40,508,681	$39,547,661

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$12,326,707	$12,478,625
Accrued expenses fees	6,533,173	5,753,546
Accrued expenses	9,449,327	8,131,263
Note payable	0	625,045
Income taxes payable	212,335	224,316
Total current liabilities	28,521,542	27,212,795

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized,
10,819,694 and 10,814,042 issued, respectively	108,197	108,140
Additional paid-in capital	17,388,082	17,276,651
Retained earnings	461,123	795,674
Accumulated other comprehensive loss	(3,565,926)	(3,441,262)
Treasury Stock, at cost, 759,579 shares	(2,404,337)	(2,404,337)
Total stockholders' equity	11,987,139	12,334,866
Total liabilities and stockholders' equity	$40,508,681	$39,547,661

 See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2009	2008

Net sales	$17,878,358	$17,288,680
Cost of sales	12,655,961	14,690,419
Gross profit	5,222,397	2,598,261

Selling, general and administrative expenses	4,332,523	3,838,896
Research and development expenses	1,170,071	845,642
Loss from operations	(280,197)	(2,086,277)

Other income (expense):
Interest income	1,452	4,469
Interest expense	(4,340)	-
Foreign currency gain	(240)	347,002
Total other income (expense)	(3,128)	351,471
Loss before tax provision	(283,325)	(1,734,806)
Tax provision	51,226	37,507
Net loss	$(334,551)	$(1,772,313)

Net loss per share:
Basic and diluted	$(0.03)	$(0.18)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OTHER  COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended December 31,
	2009	2008
Net loss	$(334,551)	$(1,772,313)
Foreign currency translation loss	(122,240)	(172,963)
Forward exchange contracts marked to market (loss) gain	(2,424)	54,734
Other comprehensive loss	$(459,215)	$(1,890,542)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three months ended December 31,
	2009	2008
Net loss	$(334,551)	$(1,772,313)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	69,521	64,995
Amortization of intangible assets	188,709	-
Stock compensation expense	106,251	132,593
Sales reserve, net	78,300	-
Bad debt reserve	20,000	-
Other non cash items	18	(6,173)
Changes in current assets and liabilities, net of effects of acquisition:
Accounts receivable	251,123	(2,502,401)
Inventories	146,083	(224,779)
Prepaid expenses and other current assets	103,248	109,118
Accounts payable	(151,918)	2,559,525
Accrued expenses and other current liabilities	1,971,997	1,207,564
Total adjustments	2,783,332	1,340,442
Net cash provided by (used in) operating activities	2,448,781	(431,871)

Cash Flows From Investing Activities:
PCTV acquisition	(511,332)	(2,273,000)
Purchases of property, plant and equipment	(2,773)	(7,061)
Net cash used in investing activities	(514,105)	(2,280,061)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and employee stock purchases	5,237	11,000
Net cash provided by financing activities	5,237	11,000
Effect of exchange rates on cash	(124,664)	(118,229)
Net increase (decrease) in cash and cash equivalents	1,815,249	(2,819,161)
Cash and cash equivalents, beginning of period	8,368,342	14,191,721
Cash and cash equivalents, end of period	$10,183,591	$11,372,560
Supplemental disclosures:
Interest paid	$4,340	$-
Income taxes paid	$61,171	$11,102
Note payable to Avid Technology, Inc.	$-	$2,500,000

See accompanying notes to consolidated financial statements

 HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of  Presentation

The accompanying unaudited consolidated financial statements for Hauppauge Digital Inc. and subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by  generally accepted accounting principles for annual financial statements.  In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the Company’s consolidated financial position,  results of operations and cash flows as of and for the interim periods have been included.  It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2009 Form 10-K.

The operating results for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the September 30, 2010 year end.

Certain reclassifications have been made to prior consolidated financial statements to conform to the current classifications.

Management has evaluated subsequent events after the balance sheet date through the issuance of the financial statements for appropriate accounting and disclosure through the February 12, 2010 filing date of this Form  10-Q.

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

Trade receivables and other non-trade receivables as of December 31, 2009 and September 30, 2009 consisted of:

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31,	September 30,
	2009	2009
Trade receivables	$13,956,204	$13,893,804
Allowances and reserves	(4,456,220)	(4,123,220)
Total trade receivables	9,499,984	9,770,584
Receivable from contract manufacturers	2,541,172	2,933,918
GST and VAT taxes receivables	1,194,389	1,134,331
Other	67,308	48,143
Total non trade receivables	$3,802,869	$4,116,392

Note 3.  Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	December 31,	September 30,
	2009	2009
Component parts	$2,955,483	$2,799,723
Finished goods	5,749,934	5,817,077
	$8,705,417	$8,616,800

Note 4.  Intangible Assets

The following is a summary of intangible assets as of December 31, 2009
			Net	Weighted
	Purchase	Accumulated	Book	average remaining
Asset description	cost	Amortization	Value	life (in years)
Customer relationships	$1,644,353	$(137,029)	$1,507,324	11.00
Value of technology	1,849,897	(264,271)	1,585,626	6.00
Covenant not to compete	1,767,979	(353,536)	1,414,443	4.00
Total intangible assets	$5,262,229	$(754,836)	$4,507,393	8.24

Amortization expense totaled approximately $188,000 for the three months ended December 31, 2009.  Amortization expense is expected to be approximately $755,000 for each of the fiscal years ended September 30, 2010, 2011, 2012 and 2013, respectively, and $490,000 for the year ended September 30, 2014.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Three months ended December 31,
	2009	2008
Weighted average shares outstanding-basic	10,059,808	10,035,088
Number of shares issued on the assumed
exercise of stock options	-	-
Weighted average shares outstanding-diluted	10,059,808	10,035,088

Options to purchase 1,522,394 and 1,767,744  shares of common stock,  at  prices for both periods ranging from  $1.05 to $8.75,  were outstanding for the three months ended December 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 6.  Foreign Currency Translations and Transactions

The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency.  Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end.  Income statement accounts are translated at the average rate during the year.   Translation adjustments arising from the translation to U.S. Dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity.  Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income.  The Company had a translation loss of $3,441,262 recorded on the balance sheet as of September 30, 2009. For the three months ended December 31, 2009 the Company recorded on the balance sheet translation losses of  $122,240, resulting in an accumulated translation loss of $3,563,502  recorded as a component of accumulated other comprehensive income as of December 31, 2009.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Derivatives and Hedging Activities

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

 As of  December 31, 2009, the Company had foreign currency contracts outstanding of approximately $1,072,150 against the delivery of the Euro. These contracts expired each month through June 30, 2010. The Company had no forward exchange contracts outstanding as of September 30, 2009.

The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive loss,” which amounted to losses of $2,424  as of  December 31, 2009.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Revenue recognition

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

Note 9.  Product segment and geographic information

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

Sales by functional category are as follows:

	Three months ended December 31
Product line sales	2009	2008
Analog TV tuner products	$277,870	$656,661
Digital and combination analog and digital TV tuner products	15,805,316	15,822,858
Other non-TV tuner products	1,795,172	809,161
Total sales	$17,878,358	$17,288,680

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in both  Europe and Asia.  Sales percent by geographic region are as follows:

	Three months ended December 31
Geographic region	2009	2008
The Americas	43%	42%
Europe	55%	54%
Asia	2%	4%
Total	100%	100%

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Tax provision

The Company’s  tax provision for the three months and nine months ended  December 31, 2009 and 2008 is as follows:

	Three months ended December 31,
	2009	2008
Tax expense on international operations	$41,226	27,507
State taxes	10,000	10,000
Tax provision	$51,226	$37,507

Note 11. Fair Value Measurements

Effective October 1, 2008 the Company adopted ASC 820-10, Fair Value Measurements, for financial assets and liabilities.  This ASC defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. The ASC indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company also adopted the provisions of ASC 820-10 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2010.  In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad Levels, which are described below:

• Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
• Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
• Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

 At December 31, 2009,  the Company had forward contracts whose fair value at quarter end was determined via inputs that included quoted prices for similar foreign exchange contracts in active markets and were thus considered to be Level 2 inputs under the SFAS 157 hierarchy (see Note 7).

Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment.  Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be Level 3 inputs.

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amount of cash, accounts receivables and accounts payables and other short-term financial instruments approximate their fair value due to their short-term nature.

Note 12. Acquisition of PCTV assets from Avid Technology, Inc.

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

Because  the acquisition was completed on December 24, 2008,  results from the operations of the PCTV business effectively started on January 1, 2009.   The following unaudited pro forma results assume the acquisition occurred on October 1, 2008.  The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions set forth above had occurred on the date indicated or what the Company’s results of operations will be in future periods.  The financial results for the periods prior to the acquisition were based on internal financial statements as provided by the Sellers.

Three months
ended
December 31,
Pro forma statements:	2008
Revenue	$28,311,680

Net loss	$(1,279,937)
Net loss per share
Basic net loss per share	$(0.13)
Diluted net loss per share	$(0.13)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF   FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THREE MONTH PERIOD  ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTH
PERIOD ENDED DECEMBER 31, 2008

Results of operations for the three months ended December 31, 2009 compared to December 31, 2008 is as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	12/31/09	12/31/08		$2009	2008	Variance
Net Sales	$17,878,358	$17,288,680	$589,678	100.00%	100.00%	-
Cost of sales	12,655,961	14,690,419	(2,034,458)	70.79%	84.97%	-14.18%
Gross Profit	5,222,397	2,598,261	2,624,136	29.21%	15.03%	14.18%
Gross Profit %	29.21%	15.03%	14.18%
Expenses:
Sales & marketing	2,900,815	2,759,291	141,524	16.23%	15.96%	0.27%
Sales & marketing-PCTV	124,713	0	124,713	0.70%	0.00%	0.70%
Technical support	121,173	135,384	(14,211)	0.68%	0.78%	-0.10%
General & administrative	835,677	858,793	(23,116)	4.67%	4.97%	-0.30%
General & administrative-PCTV	92,980	0	92,980	0.52%	0.00%	0.52%
Amortization of intangible assets	188,709	0	188,709	1.06%	0.00%	1.06%
Selling, general and administrative stock compensation expense	68,456	85,428	(16,972)	0.38%	0.49%	-0.11%
Total selling, general and administrative expense	4,332,523	3,838,896	493,627	24.24%	22.20%	2.04%
Research and development	627,757	798,477	(170,720)	3.51%	4.62%	-1.11%
Research and development-PCTV	504,519	0	504,519	2.82%	0.00%	2.82%
Research and development stock compensation expense	37,795	47,165	(9,370)	0.21%	0.27%	-0.06%
Total expenses	5,502,594	4,684,538	818,056	30.78%	27.09%	3.69%
Net operating loss	(280,197)	(2,086,277)	1,806,080	-1.57%	-12.06%	10.49%

Other income :
Interest income	1,452	4,469	(3,017)	0.01%	0.03%	-0.02%
Interest (expense)	(4,340)	0	(4,340)	-0.02%	0.00%	-0.02%
Foreign currency	(240)	347,002	(347,242)	0.00%	2.01%	-2.01%
Total other income	(3,128)	351,471	(354,599)	-0.01%	2.04%	-2.05%
Loss before tax provision	(283,325)	(1,734,806)	1,451,481	-1.58%	-10.02%	8.44%
Income tax provision	51,226	37,507	13,719	0.29%	0.22%	0.07%
Net loss	$(334,551)	$(1,772,313)	$1,437,762	-1.87%	-10.24%	8.37%

Net sales for the three months ended December 31, 2009 increased $589,678 compared to the three months ended December 31, 2008 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Three Months	Three Months	Dollar	dollar	Geographic region
	ended 12/31/09	ended 12/31/08	Variance	variance %	2009	2008
The Americas	$7,663,098	$7,273,124	$389,974	5%	43%	42%
Europe	9,812,426	9,405,299	407,127	4%	55%	54%
Asia	402,834	610,257	(207,423)	-34%	2%	4%
Total	$17,878,358	$17,288,680	$589,678	3%	100%	100%

 The sales increase was attributable to increased domestic sales due to the addition of customers acquired in the PCTV acquisition, increased sales to computer manufacturers and a strengthening of the Euro exchange rate against the U.S. dollar. A favorable mix of higher sales priced product contributed to an 8.28% increase in average sales price while units sales declined by about 4.50%.

Gross profit

Gross profit increased $2,624,136 for the three months ended December 31, 2009 compared to the same period in the prior year.  The increase in gross profit was due to:

The increase in the gross profit is detailed below:

Increase (decrease)
Increased sales	$150,724
Increase due strengthening of the Euro exchange rate	786,427
Higher gross profit due to favorable sales mix	1,781,278
Higher production and production related expenses	(94,293)
Total decrease in gross profit	$2,624,136

Gross profit percentage for the three months ended December 31, 2009 was 29.21 % compared to 15.03% for the three months ended December 31, 2008, resulting in a gross profit increase of 14.18%.

The increase in gross profit percentage is detailed below:

Increase (decrease)
Higher gross profit due favorable sales mix, including PCTV products	11.25%
Increase due to strengthening of the Euro exchange rate	3.11%
Production and production related expenses	(0.18)%
Net increase in gross profit percentage	14.18%

Selling, general and administrative expenses

The chart below illustrates the components of Selling, general and administrative expense.

	Three months ended December 31,
	Dollar Costs			Percentage of Sales
	2009	2008	Decrease	2009	2008	Increase
Sales and marketing-HCW	$2,900,815	$2,759,291	$141,524	16.23%	15.96%	0.27%
Sales and marketing-PCTV	124,713	0	124,713	0.70%	0.00%	0.70%
Technical support	121,173	135,384	(14,211)	0.68%	0.78%	-0.10%
General and administrative-HCW	835,677	858,793	(23,116)	4.67%	4.97%	-0.30%
General and administrative-PCTV	92,980	0	92,980	0.52%	0.00%	0.52%
Amortization of intangible assets	188,709	0	188,709	1.06%	0.00%	1.06%
Stock compensation	68,456	85,428	(16,972)	0.38%	0.49%	-0.11%
Total	$4,332,523	$3,838,896	$493,627	24.24%	22.20%	2.04%

Selling, general and administrative expense increased $493,627 from last year’s first quarter as follows.

Excluding the PCTV expenses and amortization of intangible assets acquired in the PCTV acquisition, selling, general and administrative expense increased $87,225 from the prior year’s first quarter. Sales and marketing expense for HCW increased $141,524, driven by the increase in the Euro exchange rate compared to the U.S. dollar, which resulted in an expense increase of $208,261 and higher commissions of $105,082 due to higher sales  offset by lower compensation expenses of $28,625 due to personnel reductions, lower travel expenses of $12,217, reduction in  trade show expenses of $23,153 and lower sales office expenses of $112,461.

The  decrease  in general and administrative expense for HCW of $23,116 was primarily due to  lower professional fees, primarily for  legal and consulting  fees of  $8,075 and  decrease in compensation expense of $25,943 due to staff reductions and a 10% salary reduction offset by higher depreciation expense of $4,426.

Offsetting the selling, general and administrative expense decreases were increases of $124,713 in sales and marketing expense and $92,980 in general and administrative expense related to personnel and overhead expense of the PCTV business acquired at the end of December 2008.  Amortization of intangible assets of $188,709 was related to intangible assets acquired in the purchase of the PCTV business.

Research and  development expenses

Research and development expense for the three months ended December 31, 1009 increased $324,429 from the  three months ended December 31, 2008  as follows:
	HCW	PCTV	Total
Research and development expense-HCW	$(170,720)	$0	$(170,720)
Research and development expense-PCTV	0	504,519	504,519
Stock compensation expense	(9,370)	0	(9,370)
Total research and development expense	$(180,090)	$504,519	$324,429

Excluding the expense of the PCTV division, research and development expense decreased $180,090 from the prior year’s first fiscal quarter. The decrease was primarily due to personnel and personnel related reductions and the number of development programs in process.

 Offsetting the expense decreases were $504,519 in expense related to personnel and development programs of the PCTV business acquired at the end of December 2008.

Tax provision

Our  tax provision for the three months ended December 31, 2009 and 2008 is as follows:

	Three months ended December 31,
	2009	2008
Tax expense on international operations	$41,226	27,507
State taxes	10,000	10,000
Tax provision	$51,226	$37,507

Summary

We recorded a net loss of  $334,551, for the three  months ended December 31, 2009, which resulted in basic and diluted net loss per share of $0.03 on weighted average basic and diluted shares of  10,059,808 compared to a net loss of $1,772,313 for the three months ended December 31, 2008, which resulted in  basic and diluted net loss per share of $0.18  on weighted average  basic and diluted shares of  10,035,088.

Options to purchase 1,522,394 and 1,767,744  shares of common stock,  at  prices for both periods ranging from  $1.05 to $8.75,  were outstanding for the three months ended December 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter due to holiday season sales of computer equipment is our first fiscal quarter (October to December), followed by our second fiscal quarter (January  to March). In addition, our international sales, mostly in the European market, were 52%, of sales for the two years ended September 30, 2009 and 2008 respectively.  Part of our third  and fourth quarters  (April through June and July to September) can be potentially impacted by the reduction of activity experienced in Europe during the summer holiday period.

To offset the above cycles, we target a wide range of customer types in order to moderate the seasonal nature  of our  retail sales.

Liquidity and capital resources

Our cash, working capital and stockholders’ equity position as of  December 31 , 2009 and September 30, 2009 is set forth below:

	December 31, 2009	September 30, 009

Cash	$10,183,591	$8,368,342
Working Capital	5,793,325	5,885,577
Stockholders’ Equity	11,987,139	12,334,866

The Company had cash and cash equivalents as of December 31, 2009 of $10,183,591, an increase of $1,815, 249 from September 30, 2009.

The increase in cash was due to:

	Operating	Investing	Financing
Sources of cash:	Activities	activities	Activities	Total
Increase in accounts payable and accrued expenses	$1,820,079	$-	$-	$1,820,079
Decrease in accounts receivables	251,123	-	-	251,123
Decrease in inventory	146,083	-	-	$146,083
Net loss adjusted for non cash items	128,248	-	-	128,248
Decrease in prepaid expenses and other current assets	103,248	-	-	103,248
Proceeds from employee stock purchases	-	-	5,237	5,237
Total sources of cash	2,448,781	-	5,237	2,454,018
Less cash used for:
PCTV acquisition	-	(511,332)	-	(511,332)
Effect of exchange rates on cash	(124,664)	-	-	(124,664)
Capital equipment purchases	-	(2,773)	-	(2,773)
Total usage of cash	(124,664)	(514,105)	-	(638,769)
Net cash increase	$2,324,117	$(514,105)	$5,237	$1,815,249

Net cash  provided by operating activities was due to an increase in account payables and accrued expenses of $1,820,079 and a decrease in accounts receivable, inventory and prepaid expenses and other current assets  of $251,123, $146,083, and $103,248, respectively.  The net loss adjusted for non cash expenses provided $128,248 in operating cash. The decrease in accounts receivable was primarily due to timing of shipments. Approximately 76% of sales were shipped in the first two months of the quarter.  The decrease in inventory was due to the timing of inventory purchases.  Offsetting these cash increases was $124,664 related to the effect of exchange rate on cash.

Cash of $514,105 was used in investing activities.  Of this amount, the Company paid $511,332 on the outstanding note payable as of September 30, 2009 of $625,045 less $113,713 which was owed to us from Avid Technologies, Inc. for collections made on behalf of the Company and $2,773 was used to purchase fixed assets.  As of December 31, 2009, the note to Avid Technologies, Inc was fully paid.  Cash of $5,237 from financing activities came from purchases of stock under our employee stock purchase plan.

Our cash requirements for the next twelve months will include, among other things,  the cash needed to fund  our  operating and working capital needs.  With the proper execution of our business and operating plan, we believe that our cash and cash equivalents as of  December 31, 2009 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months.   Failure to meet the business and  operating plan could require the need for additional sources of capital.   In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional working capital needs.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of December 31, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,627,002	$735,734	$861,799	$29,469

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

Item 305 of Regulation S-K “Quantitative and Qualitative Disclosures About Market Risks” is not required for Smaller Reporting Companies

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of  December 31, 2009.

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

Special note regarding forward looking statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.   We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to,  the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, competitive product offerings and pricing actions, the availability and pricing of key raw materials, dependence on key members of management,  successful integration of acquisitions,  economic  conditions in the United States and abroad,  as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to,  our Annual Report on   Form 10-K for the fiscal year ended September 30, 2009 and our Form 10-Q for the three months ended December 31, 2009.   Copies of these filings are available at www.sec.gov.

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 1.  Legal  proceedings

There have been no material changes with respect to legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Item 1A.  Risk factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Item 2.  Unregistered sales of equity securities and use of proceeds

None sold during the first fiscal quarter ended December 31, 2009.

Item 4.  Submission of matters to a vote of security holders

The following proposal was submitted to the stockholders for approval at the Annual Meeting of Stockholders held on December 9, 2009:

Proposal No. 1:   Election of directors

The following directors were elected by the votes indicated:
	For	Withheld
Kenneth Plotkin	8,844,347	515,601
Bernard Herman	8,868,239	491,709
Christopher G. Payan	8,858,278	501,670
Seymour G. Siegel	8,863,128	496,820

Item 6.  Exhibits
3.1	Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 14, 2000 (2)

3.2	By-laws, as amended to date (3)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Denotes document filed as an Exhibit to our Registration Statement on Form SB-2 (No. 33- 85426), as amended, effective January 10, 1995 and incorporated herein by reference.
(2)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2006, and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to our Form 8-K dated December 26, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUPPAUGE DIGITAL INC.
Registrant

Date: February 12, 2010	By	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the
Board, President (Principal Executive Officer)

Date: February 12, 2010	By	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal
Accounting Officer) and Secretary