Form 10-Q
period 2010-03-31
HAUPPAUGE DIGITAL INC
filed 2010-05-14
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2010

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

☐ YES            ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

☐ LARGE ACCELERATED FILER	☐ ACCELERATED FILER
☐ NON-ACCELERATED FILER	☒ SMALLER REPORTING COMPANY
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in  Rule12b-2 of the Exchange Act).

☐ YES              ☒  NO

As of April 30, 2010, 10,069,070 shares of .01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (unaudited)	September 30 , 2009
Assets:
Cash and cash equivalents	$8,712,496	$8,368,342
Trade receivables, net of various allowances	7,335,968	9,770,584
Other non trade receivables	4,263,465	4,116,392
Inventories	9,961,418	8,616,800
Deferred tax asset-current	1,297,574	1,297,574
Prepaid expenses and other current assets	1,145,158	928,680
Total current assets	32,716,079	33,098,372

Intangible assets, net	4,318,684	4,696,102
Property, plant and equipment, net	641,754	757,488
Security deposits and other non current assets	108,070	108,088
Deferred tax asset-non current	887,611	887,611
Total assets	$38,672,198	$39,547,661

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$12,392,648	$12,478,625
Accrued expenses fees	5,681,983	5,753,546
Accrued expenses	9,716,484	8,131,263
Note payable	0	625,045
Income taxes payable	209,332	224,316
Total current liabilities	28,000,447	27,212,795

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized, 10,825,296 and 10,814,042 issued, respectively	108,253	108,140
Additional paid-in capital	17,498,372	17,276,651
Retained earnings (deficit)	(441,750)	795,674
Accumulated other comprehensive loss	(4,088,787)	(3,441,262)
Treasury Stock, at cost, 759,579 shares	(2,404,337)	(2,404,337)
Total stockholders' equity	10,671,751	12,334,866
Total liabilities and stockholders' equity	$38,672,198	$39,547,661

 See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2010	2009

Net sales	$13,847,079	$12,733,429
Cost of sales	9,981,288	9,769,150
Gross profit	3,865,791	2,964,279

Selling, general and administrative expenses	3,777,737	3,861,671
Research and development expenses	1,005,101	1,267,848
Loss from operations	(917,047)	(2,165,240)

Other income (expense):
Interest income	1,435	5,156
Interest expense	-	(28,646)
Foreign currency gain	61,875	296,675
Total other income	63,310	273,185
Loss before tax provision	(853,737)	(1,892,055)
Tax provision	49,136	40,015
Net loss	$(902,873)	$(1,932,070)

Net loss per share:
Basic and diluted	$(0.09)	$(0.19)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended March 31,
	2010	2009

Net sales	$31,725,437	$30,022,109
Cost of sales	22,637,249	24,459,569
Gross profit	9,088,188	5,562,540

Selling, general and administrative expenses	8,110,260	7,700,567
Research and development expenses	2,175,172	2,113,490
Loss from operations	(1,197,244)	(4,251,517)

Other income (expense):
Interest income	2,894	9,625
Interest expense	(4,347)	(28,646)
Foreign currency gain	61,635	643,677
Total other income	60,182	624,656
Loss before tax provision	(1,137,062)	(3,626,861)
Tax provision	100,362	77,522
Net loss	$(1,237,424)	$(3,704,383)

Net loss per share:
Basic and diluted	$(0.12)	$(0.37)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended March 31,
	2010	2009
Net loss	$(902,873)	$(1,932,070)
Foreign currency translation loss	(546,772)	(319,673)
Forward exchange contracts marked to market gain (loss)	23,911	(17,060)
Other comprehensive loss	$(1,425,734)	$(2,268,803)

	Six months ended March 31,
	2010	2009
Net loss	$(1,237,424)	$(3,704,383)
Foreign currency translation loss	(669,012)	(492,636)
Forward exchange contracts marked to market gain	21,487	37,674
Other comprehensive loss	$(1,884,949)	$(4,159,345)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months ended March 31,
	2010	2009
Net loss	$(1,237,424)	$(3,704,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	138,468	129,878
Amortization of intangible assets	377,418	188,709
Stock compensation expense	212,502	265,187
Sales reserve, net	223,300	-
Bad debt reserve	40,000	-
Other non cash items	18	(6,129)
Changes in current assets and liabilities, net of effects of acquisition:
Accounts receivable	1,354,543	2,125,931
Inventories	(674,918)	1,754,778
Prepaid expenses and other current assets	(216,478)	(5,193)
Accounts payable	(1,527,858)	(2,614,412)
Accrued expenses and other current liabilities	2,826,842	1,648,481
Total adjustments	2,753,837	3,487,230
Net cash provided by (used in) operating activities	1,516,413	(217,153)

Cash Flows From Investing Activities:
PCTV acquisition	(511,332)	(2,970,499)
Purchases of property, plant and equipment	(22,734)	(7,926)
Net cash used in investing activities	(534,066)	(2,978,425)

Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and employee stock purchases	9,332	19,282
Net cash provided by financing activities	9,332	19,282
Effect of exchange rates on cash	(647,525)	(454,962)
Net increase (decrease) in cash and cash equivalents	344,154	(3,631,258)
Cash and cash equivalents, beginning of period	8,368,342	14,191,721
Cash and cash equivalents, end of period	$8,712,496	$10,560,463

Supplemental disclosures:
Interest paid	$4,347	$28,646
Income taxes paid	$106,451	$21,354
Note payable to Avid Technology, Inc.	$-	$2,500,000

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

The operating results for the three and six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the September 30, 2010 year end.

Certain reclassifications have been made to prior consolidated financial statements to conform to the current classifications.

Management has evaluated subsequent events after the balance sheet date through the issuance of the financial statements for appropriate accounting and disclosure through the filing date of this Form 10-Q.

Note 2.  Trade Accounts and Other Non-Trade Receivables

Trade receivables consist of:

•	Trade receivables from sales to customers

•	Allowances, consisting of sales and bad debt

Other non trade receivables consist of:

•	Receivables pertaining to component parts purchased from the Company at cost by the Company’s contract manufacturers which are excluded from sales

•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by the Company’s Asian and European locations

•	Other minor non-trade receivables

Trade receivables and other non-trade receivables as of March 31, 2010 and September 30, 2009 consisted of:

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,	September 30,
	2010	2009
Trade receivables	$12,165,660	$13,893,804
Allowances and reserves	(4,829,692)	(4,123,220)
Total trade receivables	7,335,968	9,770,584
Receivable from contract manufacturers	3,590,656	2,933,918
GST and VAT taxes receivables	598,557	1,134,331
Other	74,252	48,143
Total non trade receivables	$4,263,465	$4,116,392

Note 3.  Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	March 31,	September 30,
	2010	2009
Component parts	$3,255,847	$2,799,723
Finished goods	6,705,571	5,817,077
	$9,961,418	$8,616,800

Note 4.  Intangible Assets

The following is a summary of intangible assets as of March 31, 2010:
			Net	Weighted
	Purchase	Accumulated	Book	average remaining
Asset description	cost	Amortization	Value	life (in years)
Customer relationships	$1,644,353	$(171,287)	$1,473,066	10.75
Value of technology	1,849,897	(330,339)	1,519,558	5.75
Covenant not to compete	1,767,979	(441,919)	1,326,060	3.75
Total intangible assets	$5,262,229	$(943,545)	$4,318,684	8.03

Amortization expense totaled approximately $377,000 for the six months ended March 31, 2010. Amortization expense is expected to be approximately $755,000 for each of the fiscal years ended September 30, 2010, 2011, 2012 and 2013, respectively, and $490,000 for the year ended September 30, 2014.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
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

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Weighted average shares outstanding-basic	10,065,344	10,043,876	10,062,545	10,039,434
Number of shares issued on the assumed exercise of stock options	-	-	-	-
Weighted average shares outstanding-diluted	10,065,344	10,043,876	10,062,545	10,039,474

Options to purchase 1,335,192 and 1,767,744 shares of common stock, at prices from $1.05 to $7.45 and from $1.05 to $8.75 were outstanding for the three months and six months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 6.  Foreign Currency Translations and Transactions

The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate during the year. Translation adjustments arising from the translation to U.S. Dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity. Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income. The Company had a translation loss of $3,441,262 recorded on the balance sheet as of September 30, 2009. For the six months ended March 31, 2010 the Company recorded on the balance sheet translation losses of $669,012, resulting in an accumulated translation loss of $4,110,274 recorded as a component of accumulated other comprehensive income as of March 31, 2010.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Derivatives and Hedging Activities

For each of the fiscal years ended September 30, 2009 and 2008 and the six months ended March 31, 2010, at least 40 % of the Company’s sales were generated by its European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since the Company predominantly deals with North American and Asian suppliers and contract manufacturers, approximately 95% of the Company’s inventory required to support its European sales are purchased and paid in U.S. Dollars. The combination of sales billed in Euros supported by inventory purchased in U.S. dollars results in an absence of a natural local currency hedge. Consequently, the Company’s financial results are subject to market risks resulting from the fluctuations in the Euro to U.S. Dollar exchange rates.

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

 As of March 31, 2010, the Company had foreign currency contracts outstanding of approximately $393,000 against the delivery of the Euro. These contracts expire each month through June 30, 2010. The Company had no forward exchange contracts outstanding as of September 30, 2009.

The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive loss.” For the six months ended March 31, 2010, the Company recorded on the balance sheet a mark to market deferred forward exchange gain of $21,487.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
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

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
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

Sales by functional category are as follows:

	Three months ended March 31,		Six months ended March 31,
Product line sales	2010	2009	2010	2009
Analog TV tuner products	$135,719	$678,880	$430,189	$2,044,463
Digital and combination analog and digital TV tuner products	11,799,562	11,210,311	27,588,278	26,470,036
Other non-TV tuner products	1,911,798	844,238	3,706,970	1,507,610
Total sales	$13,847,079	$12,733,429	$31,725,437	$30,022,109

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in Europe and Asia. Sales percent by geographic region are as follows:

	Three months ended March 31,		Six months ended March 31,
Geographic region	2010	2009	2010	2009
The Americas	45%	57%	44%	48%
Europe	52%	40%	53%	48%
Asia	3%	3%	3%	4%
Total	100%	100%	100%	100%

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Tax provision

The Company’s tax provision for the three months and six months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Tax expense on international operations	$39,136	$30,015	$80,362	$57,522
State taxes	10,000	10,000	20,000	20,000
Tax provision	$49,136	$40,015	$100,362	$77,522

Note 11. Accrued expense- fees

The Company uses technology licensed from third parties in certain products. The Company enters into agreements to license this technology, and in return for the use of the technology, the Company incurs a license fee for each unit sold that includes the licensors’ technology. The licensing amount per unit varies by licensor. The Company is obligated to provide the licensor with reports which quantify the licenses used and these reports are subject to audits by the licensor. The Company recognizes and estimates the amount of licensing fees owed to third parties based on products sold that include software and technology licensed from these third parties. The Company uses all available applicable information in determining these estimates and thus the accrued amounts are subject to change as new information is made available to the Company. The licensing fees are accounted for as a component of product cost and are charged to cost of sales. As of March 31, 2010 and September 30, 2009 the amount of accrued expenses relating to these license agreements amounted to $5,681,983 and $5,753,546, respectively.

Note 12. Fair Value Measurements

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

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

 At March 31, 2010, the Company had forward contracts whose fair value at quarter end was determined via inputs that included quoted prices for similar foreign exchange contracts in active markets and were thus considered to be Level 2 inputs under the SFAS 157 hierarchy (see Note 7).

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

Note 13. Acquisition of PCTV assets from Avid Technology, Inc.

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

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Six months
ended
March 31,
Pro forma statements:	2009
Revenue	$41,045,109

Net loss	$(4,402,393)
Net loss per share
Basic net loss per share	$(0.44)
Diluted net loss per share	$(0.44)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2009

Results of operations for the three months ended March 31, 2010 compared to March 31, 2009 is as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	3/31/10	3/31/09		$2010	2009	Variance
Net Sales	$13,847,079	$12,733,429	$1,113,650	100.00%	100.00%	-
Cost of sales	9,981,288	9,769,150	212,138	72.08%	76.72%	-4.64%
Gross Profit	3,865,791	2,964,279	901,512	27.92%	23.28%	4.64%
Gross Profit %	27.92%	23.28%	4.64%
Expenses:
Sales & marketing	2,406,232	2,356,129	50,103	17.38%	18.50%	-1.12%
Sales & marketing-PCTV	112,924	88,045	24,879	0.82%	0.69%	0.13%
Technical support	123,329	135,600	(12,271)	0.89%	1.06%	-0.17%
General & administrative	808,853	864,058	(55,205)	5.84%	6.79%	-0.95%
General & administrative-PCTV	69,234	143,701	(74,467)	0.50%	1.13%	-0.63%
Amortization of intangible assets	188,709	188,709	0	1.36%	1.48%	-0.12%
Selling, general and administrative stock compensation expense	68,456	85,429	(16,973)	0.49%	0.67%	-0.18%
Total selling, general and administrative expense	3,777,737	3,861,671	(83,934)	27.28%	30.32%	-3.04%
Research and development	524,483	790,265	(265,782)	3.79%	6.21%	-2.42%
Research and development-PCTV	442,823	430,418	12,405	3.20%	3.38%	-0.18%
Research and development stock compensation expense	37,795	47,165	(9,370)	0.27%	0.37%	-0.10%
Total expenses	4,782,838	5,129,519	(346,681)	34.54%	40.28%	-5.74%
Net loss from operations	(917,047)	(2,165,240)	1,248,193	-6.62%	-17.00%	10.38%

Other income :
Interest income	1,442	5,156	(3,714)	0.01%	0.04%	-0.03%
Interest (expense)	0	(28,646)	28,646	0.00%	-0.22%	0.22%
Foreign currency	61,868	296,675	(234,807)	0.45%	2.33%	-1.88%
Total other income	63,310	273,185	(209,875)	0.46%	2.15%	-1.69%
Loss before tax provision	(853,737)	(1,892,055)	1,038,318	-6.16%	-14.85%	8.69%
Income tax provision	49,136	40,015	9,121	0.35%	0.31%	0.04%
Net loss	$(902,873)	$(1,932,070)	$1,029,197	-6.51%	-15.16%	8.65%

Net sales for the three months ended March 31, 2010 increased $1,113,650 compared to the three months ended March 31, 2009 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Three Months	Three Months	dollar	dollar	geographic region
	ended 3/31/10	ended 3/31/09	variance	variance %	2010	2009
The Americas	$6,318,133	$7,233,329	$(915,196)	-13%	45%	57%
Europe	7,141,656	5,136,179	2,005,477	39%	52%	40%
Asia	387,290	363,921	23,369	6%	3%	3%
Total	$13,847,079	$12,733,429	$1,113,650	9%	100%	100%

 The sales increase was attributable to increased international sales due to the addition of customers acquired in the PCTV acquisition, increased sales to computer manufacturers and a strengthening of the Euro exchange rate against the U.S. dollar. A favorable mix of higher sales priced product contributed to a 1.67% increase in the average sales price while units sales increased by about 14.50%.

Gross profit

Gross profit increased $901,512 for the three months ended March 31, 2010 compared to the same period in the prior year. The increase in gross profit was due to:

The increase in the gross profit is detailed below:

Increase (decrease)
Increased sales	$380,244
Increase due to strengthening of the Euro exchange rate	357,452
Higher gross profit due to favorable sales mix, including PCTV products	266,591
Higher production and production related expenses	(102,775)
Total increase in gross profit	$901,512

Gross profit percentage for the three months ended March 31, 2010 was 27.92 % compared to 23.28% for the three months ended March 31, 2009, resulting in a gross profit percentage increase of 4.64%.
The increase in gross profit percentage is detailed below:

Increase (decrease)
Higher gross profit due to favorable sales mix, including PCTV products	2.68%
Increase due to strengthening of the Euro exchange rate	1.83%
Production and production related expenses	0.13%
Net increase in gross profit percentage	4.64%

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Three months ended March 31,
	Dollar Costs			Percentage of Sales
	2010	2009	Decrease	2010	2009	Increase
Sales and marketing-HCW	$2,406,232	$2,356,129	$50,103	17.38%	18.50%	-1.12%
Sales and marketing-PCTV	112,924	88,045	24,879	0.82%	0.69%	0.13%
Technical support	123,329	135,600	(12,271)	0.89%	1.06%	-0.17%
General and administrative-HCW	808,853	864,058	(55,205)	5.84%	6.79%	-0.95%
General and administrative-PCTV	69,234	143,701	(74,467)	0.50%	1.13%	-0.63%
Amortization of intangible assets	188,709	188,709	0	1.36%	1.48%	-0.12%
Stock compensation	68,456	85,429	(16,973)	0.49%	0.67%	-0.18%
Total	$3,777,737	$3,861,671	$(83,934)	27.28%	30.32%	-3.04%

Selling, general and administrative expense decreased $83,934 from last year’s second quarter as follows.

Excluding the PCTV expenses and amortization of intangible assets acquired in the PCTV acquisition, selling, general and administrative expense decreased $34,346 from the prior year’s second quarter. Sales and marketing expense for HCW increased $50,103, driven by a $94,316 expense increase resulting from the increase in the Euro exchange rate compared to the U.S. dollar and an increase in sales volume related expenses, mainly commissions and co-op advertising expense of $72,998, offset by reductions in trade show expenses of $24,025 and lower sales office expenses of $92,686, mainly due to personnel and overhead reductions.

Sales and marketing expenses related to the PCTV product line increased $24,879, primarily due to  personnel and overhead expenses.

The decrease in general and administrative expense for HCW of $55,205 was primarily due to lower professional fees, primarily for legal, consulting fees and directors fees of $106,651 and a decrease in compensation expense of $19,147 due to staff reductions and a 10% salary reduction, offset by higher rent expense of $5,255, higher bad debt expense of $20,000 and higher credit costs of $45,338 due primarily for premiums paid to purchase Euro denominated option put contracts.

General and administrative expenses related to the PCTV product line decreased $74,467, primarily due to expenses related to a transitional services agreement in effect with Avid during the second fiscal quarter of 2009. This agreement was terminated during the third fiscal quarter of 2009.

Research and development expenses

Research and development expense for the three months ended March 31, 2010 decreased $262,747 from the three months ended March 31, 2009 as follows:
	HCW	PCTV	Total
Research and development expense-HCW	$(265,782)	$0	$(265,782)
Research and development expense-PCTV	0	12,405	12,405
Stock compensation expense	(9,370)	0	(9,370)
Total research and development expense	$(275,152)	$12,405	$(262,747)

Excluding the expense of the PCTV division, research and development expense decreased $265,782 from the prior year’s second fiscal quarter. The decrease was primarily due to personnel and personnel related reductions and the number of development programs in process.

Offsetting the expense decreases were increases of $12,405 related to personnel and product development programs of the PCTV business.

Tax provision

Our tax provision for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009
Tax expense on international operations	$39,136	$30,015
State taxes	10,000	10,000
Tax provision	$49,136	$40,015

Summary

We recorded a net loss of $902,873, for the three months ended March 31, 2010, which resulted in basic and diluted net loss per share of $0.09 on weighted average basic and diluted shares of 10,065,344 compared to a net loss of $1,932,070 for the three months ended March 31, 2009, which resulted in basic and diluted net loss per share of $0.19 on weighted average basic and diluted shares of 10,043,876.

Options to purchase 1,335,192 and 1,767,744 shares of common stock, at prices from $1.05 to $7.45 and from $1.05 to $8.75, were outstanding for the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

SIX MONTH PERIOD ENDED MARCH 31, 2010 COMPARED TO THE SIX MONTH PERIOD
ENDED MARCH 31, 2009

Results of operations for the six months ended March 31, 2010 compared to March 31, 2009 is as follows:

	Six	Six
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	3/31/10	3/31/09	$	2010	2009	Variance

Net Sales	$31,725,437	$30,022,109	$1,703,328	100.00%	100.00%	5.67%
Cost of sales	22,637,249	24,459,569	(1,822,320)	71.35%	81.47%	-10.12%
Gross Profit	9,088,188	5,562,540	3,525,648	28.65%	18.53%	10.12%
Gross Profit %	28.65%	18.53%	10.12%
Expenses:
Sales & marketing	5,307,047	5,115,420	191,627	16.73%	17.04%	-0.31%
Sales & marketing-PCTV	237,637	88,045	149,592	0.75%	0.29%	0.46%
Technical support	244,502	270,984	(26,482)	0.77%	0.90%	-0.13%
General & administrative	1,644,530	1,722,851	(78,321)	5.18%	5.74%	-0.56%
General & administrative-PCTV	162,214	143,701	18,513	0.51%	0.48%	0.03%
Amortization of intangible assets	377,418	188,709	188,709	1.19%	0.63%	0.56%
Selling, general and administrative stock compensation expense	136,912	170,857	(33,945)	0.43%	0.57%	-0.14%
Total selling, general and administrative expense	8,110,260	7,700,567	409,693	25.56%	25.65%	-0.09%
Research and development	1,152,240	1,588,742	(436,502)	3.63%	5.28%	-1.65%
Research and development-PCTV	947,342	430,418	516,924	2.99%	1.43%	1.56%
Research and development stock compensation expense	75,590	94,330	(18,740)	0.24%	0.30%	-0.06%
Total expenses	10,285,432	9,814,057	471,375	32.42%	32.66%	-0.24%
Loss from operations	(1,197,244)	(4,251,517)	3,054,273	-3.77%	-14.13%	10.36%

Other income :
Interest income	2,894	9,625	(6,731)	0.01%	0.03%	-0.02%
Interest (expense)	(4,347)	(28,646)	24,299	-0.01%	-0.10%	0.09%
Foreign currency	61,635	643,677	(582,042)	0.19%	2.14%	-1.95%
Total other income	60,182	624,656	(564,474)	0.19%	2.07%	-1.88%
Loss before tax provision	(1,137,062)	(3,626,861)	2,489,799	-3.58%	-12.06%	8.48%
Income tax provision	100,362	77,522	22,840	0.32%	0.26%	0.06%
Net loss	$(1,237,424)	$(3,704,383)	$2,466,959	-3.90%	-12.32%	8.42%

Net sales for the six months ended March 31, 2010 increased $1,703,328 compared to the six months ended March 31, 2009 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Six Months	Six Months	dollar	dollar	Geographic region
	ended 3/31/10	ended 3/31/09	variance	variance %	2010	2009
The Americas	$13,981,231	$14,506,453	$(525,222)	-4%	44%	48%
Europe	16,954,082	14,541,478	2,412,604	17%	53%	48%
Asia	790,124	974,178	(184,054)	-19%	3%	4%
Total	$31,725,437	$30,022,109	$1,703,328	6%	100%	100%

The sales increase was attributable to increased international sales due to the addition of customers acquired in the PCTV acquisition, increased sales to computer manufacturers and a strengthening of the Euro exchange rate against the U.S. dollar. A favorable mix of higher sales priced product contributed to a 8.09% increase in the average sales price while units sales increased by about 3.00%.

Gross profit

Gross profit increased $3,525,648 for the six months ended March 31, 2010 compared to the same period in the prior year.  The increase in gross profit was due to:

The increase in the gross profit is detailed below:
Increase (decrease)
Increased sales	$497,446
Increase due to strengthening of the Euro exchange rate	1,143,879
Higher gross profit due to favorable sales mix, including PCTV products	2,081,391
Higher production and production related expenses	(197,068)
Total increase in gross profit	$3,525,648

Gross profit percentage for the six months ended March 31, 2010 was 28.65 % compared to 18.53% for the six months ended March 31, 2009, resulting in a gross profit percentage increase of 10.12%.

The increase in gross profit percentage is detailed below:

Increase (decrease)
Higher gross profit due to favorable sales mix, including PCTV products	7.61%
Increase due to strengthening of the Euro exchange rate	2.56%
Production and production related expenses	(0.05)%
Net increase in gross profit percentage	10.12%

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Six months ended March 31,
	Dollar Costs			Percentage of Sales
	2010	2009	Decrease	2010	2009	Increase
Sales and marketing-HCW	$5,307,047	$5,115,420	$191,627	16.73%	17.04%	-0.31%
Sales and marketing-PCTV	237,637	88,045	149,592	0.75%	0.29%	0.46%
Technical support	244,502	270,984	(26,482)	0.77%	0.90%	-0.13%
General and administrative-HCW	1,644,530	1,722,851	(78,321)	5.18%	5.74%	-0.56%
General and administrative-PCTV	162,214	143,701	18,513	0.51%	0.48%	0.03%
Amortization of intangible assets	377,418	188,709	188,709	1.19%	0.63%	0.56%
Stock compensation	136,912	170,857	(33,945)	0.43%	0.57%	-0.14%
Total	$8,110,260	$7,700,567	$409,693	25.56%	25.65%	-0.09%

Selling, general and administrative expense for the six months ended March 31, 2010 increased $409,693 compared to the same period in the prior year.

Excluding the PCTV expenses and amortization of intangible assets acquired in the PCTV acquisition, selling, general and administrative expense increased $52,879 over the prior year. Sales and marketing expense for HCW increased $191,627, driven by a $302,577 expense increase resulting from the increase in the Euro exchange rate compared to the U.S. dollar and an increase in sales volume related expenses, mainly commissions and co-op advertising expense of $170,500, offset by reductions in trade show expenses of $47,178, lower sales office expenses of $207,783 mainly due to personnel and overhead reductions, and lower sales compensation expense due to personnel reductions of $26,489.

Sales and marketing expenses related to the PCTV product line increased $149,592. The PCTV acquisition was finalized at the end of December 2008, so the results for six months ended March 31, 2009 only included three months of PCTV expense while the results for the six months ended March 31, 2010  included PCTV expenses for six months.

The decrease in general and administrative expense for HCW of $78,321 was primarily due to lower professional fees, mainly for legal, consulting fees and directors fees of $115,793 and a decrease in compensation expense of $44,640 due to staff reductions and a 10% salary reduction, offset by higher rent expense of $6,427, higher bad debt expense of $40,000 and higher credit costs of $35,685 due primarily for premiums paid to purchase Euro denominated option put contracts.

General and administrative expenses related to the PCTV product line increased $18,513. The PCTV acquisition was finalized at the end of December 2008, so the results for the six months ended March 31, 2009 only included three months of PCTV expense, while the results for the six months ended March 31, 2010  included PCTV expenses for six months.

Amortization of intangible assets of $188,709 was related to intangible assets acquired in the purchase of the PCTV business. The PCTV acquisition was finalized at the end of December 2008, so the results for the six months ended March 31, 2009 only included three months of intangible asset amortization while the results for the six months ended March 31, 2010 included six months of intangible asset amortization.

Research and development expenses

Research and development expense for the six months ended March 31, 2010 increased $61,682 from the six months ended March 31, 2009 as follows:
	HCW	PCTV	Total
Research and development expense-HCW	$(436,502)	$0	$(436,502)
Research and development expense-PCTV	0	516,924	516,924
Stock compensation expense	(18,740)	0	(18,740)
Total research and development expense	$(455,242)	$516,924	$61,682

Excluding the expense of the PCTV division, research and development expense decreased $436,502 from the same period in the prior year. The decrease was primarily due to personnel and personnel related reductions and the number of development programs in process.

Offsetting the expense decreases were $516,924 in expense related to personnel and development programs of the PCTV business acquired at the end of December 2008. The PCTV acquisition was finalized at the end of December 2008, so the results for the six months ended March 31, 2009 only included three months of research and development expense, while the results for the six months ended March 31, 2010 included six months of research and development expense.

Tax provision

Our tax provision for the six months ended March 31, 2010 and 2009 is as follows:

	Six months ended March 31,
	2010	2009
Tax expense on international operations	$80,362	$57,522
State taxes	20,000	20,000
Tax provision	$100,362	$77,522

Summary

We recorded a net loss of $1,237,424 for the six months ended March 31, 2010, which resulted in basic and diluted net loss per share of $0.12 on weighted average basic and diluted shares of 10,062,545 compared to a net loss of $3,704,383 for the six months ended March 31, 2009, which resulted in basic and diluted net loss per share of $0.37 on weighted average basic and diluted shares of 10,039,434.

Options to purchase 1,335,192 and 1,767,744 shares of common stock, at prices from $1.05 to $7.45 and from $1.05 to $8.75 were outstanding for the six months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter due to holiday season sales of computer equipment is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 52% of sales for the two years ended September 30, 2009 and 2008 respectively, and 56% for the six months ended March 31, 2010.  Part of our third and fourth quarters (April through June and July to September) can be potentially impacted by the reduction of activity experienced in Europe during the summer holiday period.

We target a wide range of customer types to attempt to moderate the seasonal nature of our retail sales.

Liquidity and capital resources

Our cash, working capital and stockholders’ equity position as of March 31, 2010 and September 30, 2009 is set forth below:

	March 31, 2010	September 30, 2009
Cash	$8,712,496	$8,368,342
Working Capital	4,715,632	5,885,577
Stockholders’ Equity	10,671,751	12,334,866

The Company had cash and cash equivalents as of March 31, 2010 of $8,712,496, an increase of $344,154 from September 30, 2009.

The increase in cash was due to:

	Operating	Investing	Financing
	Activities	activities	Activities	Total
Sources of cash:
Decrease in accounts receivable	$1,354,543	$-	$-	$1,354,543
Increase in accounts payable and accrued expenses	1,298,984			1,298,984
Proceeds from employee stock purchases	-	-	9,332	9,332
Total sources of cash	2,653,527	-	9,332	2,662,859

Less cash used for:
Increase in inventory	$(674,918)	$-	$-	$(674,918)
Effect of exchange rates	(647,525)	-	-	(647,525)
PCTV acquisition-net of note payable	-	(511,332)	-	(511,332)
Net loss adjusted for non cash items	(245,718)	-	-	(245,718)
Increase in prepaid expenses and other current assets	(216,478)	-	-	(216,478)
Capital equipment purchases	-	(22,734)	-	(22,734)
Total usages of cash	(1,784,639)	(534,066)	-	(2,318,705)
Net cash increase	$868,888	$(534,066)	$9,332	$344,154

Net cash provided by operating activities was due to an increase in accounts payable and accrued expenses of $1,298,984 and a decrease in accounts receivable of $1,354,543.  The decrease in accounts receivable was primarily due to lower fiscal second quarter sales compared to fiscal first quarter sales. Offsetting these cash increases were increases in inventory and prepaid expenses of $674,948 and $216,478, respectively.  The increase in inventory was needed to cover expected sales volume for the third fiscal quarter.  The net loss adjusted for non cash items consumed $245,718 in cash.

Cash of $534,066 was used in investing activities.  Of this amount, the Company paid $511,332 on the note payable to Avid Technologies, Inc. and $22,734 was used to purchase fixed assets. As of December 31, 2009, the note to Avid Technologies, Inc. was fully paid.  Cash of $9,332 from financing activities came from purchases of stock under our employee stock purchase plan.

Our cash requirements for the next twelve months will include, among other things, the cash needed to fund our operating and working capital needs.  With the proper execution of our business and operating plan, we believe that our cash and cash equivalents as of March 31, 2010 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months.   Failure to meet the business and operating plan could require the need for additional sources of capital.   In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional capital needs.  In addition, if we are able to obtain financing, there can be no assurances that it will be on financially reasonable terms.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of March 31, 2010:
	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,450,447	$730,938	$587,462	$132,047

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Special note regarding forward-looking statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, competitive product offerings and pricing actions, the availability and pricing of key raw materials, the availability of financing, dependence on key members of management, successful integration of acquisitions, economic conditions in the United States and abroad, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, our Form 10-Q for the three months ended December 31, 2009 and this Quarterly Report. Copies of these filings are available at www.sec.gov.

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

HAUPPAUGE DIGITAL INC.

Date: May 14, 2010	By	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the
Board, President (Principal Executive Officer)

Date: May 14, 2010		By	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal
Accounting Officer) and Secretary