Form 10-Q
period 2010-06-30
HAUPPAUGE DIGITAL INC
filed 2010-08-16
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2010

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

☐ YES              ☒  NO

As of July 30, 2010, 10,069,170 shares of .01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

Page no.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – June 30, 2010 (unaudited) and September 30, 2009	4

Consolidated Statements of Operations - Three Months ended June 30, 2010 (unaudited) and 2009 (unaudited)	5

Consolidated Statements of Operations - Nine Months ended June 30, 2010 (unaudited) and 2009 (unaudited)	6

Consolidated Statements of Other Comprehensive Loss Three Months and nine Months ended June 30, 2010 (unaudited) and 2009 (unaudited)	7

Consolidated Statements of Cash Flows - Nine Months ended June 30, 2010 (unaudited) and 2009 (unaudited)	8

Notes to Consolidated Financial Statements	9-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-27

Item 3. Quantitative and Qualitative Disclosures about Market Risks	27

Item 4. Controls and Procedures	27-28

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28-29

Item 6. Exhibits	29

Signatures	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	September 30 , 2009
	(unaudited)
Assets:
Cash and cash equivalents	$8,166,507	$8,368,342
Trade receivables, net of various allowances	5,002,355	9,770,584
Other non trade receivables	2,457,288	4,116,392
Inventories	12,189,968	8,616,800
Deferred tax asset-current	966,974	1,297,574
Prepaid expenses and other current assets	1,153,919	928,680
Total current assets	29,937,011	33,098,372

Intangible assets, net	4,129,975	4,696,102
Property, plant and equipment, net	591,531	757,488
Security deposits and other non current assets	122,401	108,088
Deferred tax asset-non current	887,611	887,611
Total assets	$35,668,529	$39,547,661

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$9,931,085	$12,478,625
Accrued expenses fees	4,669,691	5,753,546
Accrued expenses	9,841,621	8,131,263
Note payable	0	625,045
Income taxes payable	229,560	224,316
Total current liabilities	24,671,957	27,212,795

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized,
10,829,649 and 10,814,042 issued, respectively	108,297	108,140
Additional paid-in capital	17,615,594	17,276,651
Retained earnings	473,466	795,674
Accumulated other comprehensive loss	(4,795,237)	(3,441,262)
Treasury Stock, at cost, 760,479 and 759,579 shares, respectively	(2,405,548)	(2,404,337)
Total stockholders' equity	10,996,572	12,334,866
Total liabilities and stockholders' equity	$35,668,529	$39,547,661

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2010	2009

Net sales	$13,593,518	$13,067,124
Cost of sales	7,653,058	9,845,438
Gross profit	5,940,460	3,221,686

Selling, general and administrative expenses	3,705,827	3,954,536
Research and development expenses	1,083,489	1,122,911
Income (loss) from operations	1,151,144	(1,855,761)

Other income (expense):
Interest income	1,442	1,707
Interest expense	-	(20,832)
Foreign currency gain	152,142	25,532
Total other income	153,584	6,407
Income (loss) before tax provision	1,304,728	(1,849,354)
Tax provision	389,512	38,028
Net income (loss)	$915,216	$(1,887,382)

Net income (loss) per share:
Basic and diluted	$0.09	$(0.19)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended June 30,
	2010	2009

Net sales	$45,318,955	$43,089,233
Cost of sales	30,290,307	34,305,007
Gross profit	15,028,648	8,784,226

Selling, general and administrative expenses	11,816,087	11,655,103
Research and development expenses	3,258,661	3,236,401
Loss from operations	(46,100)	(6,107,278)

Other income (expense):
Interest income	4,336	11,332
Interest expense	(4,340)	(49,478)
Foreign currency gain	213,770	669,209
Total other income	213,766	631,063
Income (loss) before tax provision	167,666	(5,476,215)
Tax provision	489,874	115,550
Net loss	$(322,208)	$(5,591,765)

Net loss per share:
Basic and diluted	$(0.03)	$(0.56)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30,
	2010	2009
Net income (loss)	$915,216	$(1,887,382)
Foreign currency translation gain (loss)	(690,333)	494,085
Forward exchange contracts marked to market loss	(16,117)	(57,808)
Other comprehensive income (loss)	$208,766	$(1,451,105)

	Nine months ended June 30,
	2010	2009
Net loss	$(322,208)	$(5,591,765)
Foreign currency translation gain (loss)	(1,359,345)	1,449
Forward exchange contracts marked to market gain (loss)	5,370	(20,134)
Other comprehensive loss	$(1,676,183)	$(5,610,450)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2010	2009
Net loss	$(322,208)	$(5,591,765)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	206,730	206,594
Amortization of intangible assets	566,127	377,418
Stock compensation expense	326,350	401,936
Deferred tax expense	330,600	-
Sales reserve, net	259,240	-
Bad debt reserve	40,000	-
Inventory reserve	60,000	-
Other items	(14,313)	(5,800)
Changes in current assets and liabilities, net of effects of acquisition:
Accounts receivable	5,350,574	(1,186,810)
Inventories	(2,855,649)	2,301,900
Prepaid expenses and other current assets	(225,239)	(18,694)
Accounts payable	(2,547,540)	(1,236,820)
Accrued expenses and other current liabilities	518,034	3,356,714
Total adjustments	2,014,914	4,196,438
Net cash provided by (used in) operating activities	1,692,706	(1,395,327)
Cash Flows From Investing Activities:
PCTV acquisition	(511,332)	(2,490,500)
Purchases of property, plant and equipment	(40,773)	(28,319)
Purchase of treasury shares	(1,211)	-
Net cash used in investing activities	(553,316)	(2,518,819)
Cash Flows From Financing Activities:
Payments on note payable	-	(1,249,998)
Proceeds from the exercise of stock options and employee stock purchases	12,750	24,133
Net cash provided by (used in) financing activities	12,750	(1,225,865)
Effect of exchange rates on cash	(1,353,975)	(18,595)
Net decrease in cash and cash equivalents	(201,835)	(5,158,606)
Cash and cash equivalents, beginning of period	8,368,342	14,191,721
Cash and cash equivalents, end of period	$8,166,507	$9,033,115
Supplemental disclosures:
Interest paid	$4,347	$49,478
Income taxes paid	$133,367	$54,288
Note payable to Avid Technology, Inc.	$-	$2,500,000

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

The operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the September 30, 2010 year end.

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

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Trade receivables and other non-trade receivables as of June 30, 2010 and September 30, 2009 consisted of:

	June 30,	September 30,
	2010	2009
Trade receivables	$9,975,806	$13,893,804
Allowances and reserves	(4,973,451)	(4,123,220)
Total trade receivables	5,002,355	9,770,584
Receivable from contract manufacturers	1,898,373	2,933,918
GST and VAT taxes receivables	484,415	1,134,331
Other	74,500	48,143
Total non trade receivables	$2,457,288	$4,116,392

Note 3.  Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	June 30,	September 30,
	2010	2009
Component parts	$3,675,387	$2,799,723
Finished goods	8,514,581	5,817,077
	$12,189,968	$8,616,800

Note 4.  Intangible Assets

The following is a summary of intangible assets as of June 30, 2010:

			Net	Weighted
	Purchase	Accumulated	Book	average remaining
Asset description	cost	Amortization	Value	life (in years)
Customer relationships	$1,644,353	$(205,544)	$1,438,809	10.50
Value of technology	1,849,897	(396,406)	1,453,491	5.50
Covenant not to compete	1,767,979	(530,304)	1,237,675	3.50
Total intangible assets	$5,262,229	$(1,132,254)	$4,129,975	7.83

Amortization expense totaled approximately $566,000 for the nine months ended June 30, 2010. Amortization expense is expected to be approximately $755,000 for each of the fiscal years ended September 30, 2010, 2011, 2012 and 2013, respectively, and $490,000 for the year ended September 30, 2014.

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average shares outstanding-basic	10,068,765	10,048,771	10,064,618	10,042,546
Number of shares issued on the assumed exercise of stock options	135,327	-	-	-
Weighted average shares outstanding-diluted	10,204,092	10,048,771	10,064,618	10,042,546

Options to purchase 914,000 and 1,522,394 shares of common stock, at prices from $3.02 to $7.45 and from $1.05 to $8.75, were outstanding for the three months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Options to purchase 1,529,442 and 1,522,394 shares of common stock, at prices from $0.95 to $7.45 and from $1.05 to $8.75, were outstanding for the nine months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 6.  Foreign Currency Translations and Transactions

The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate during the year. Translation adjustments arising from the translation to U.S. Dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity. Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income. The Company had a translation loss of $3,441,262 recorded on the balance sheet as of September 30, 2009. For the nine months ended June 30, 2010 the Company recorded on the balance sheet translation losses of $1,359,345, resulting in an accumulated translation loss of $4,800,607 recorded as a component of accumulated other comprehensive income as of June 30, 2010.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Derivatives and Hedging Activities

For each of the fiscal years ended September 30, 2009 and 2008 and the nine months ended June 30, 2010, at least 40 % of the Company’s sales were generated by its European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since the Company predominantly deals with North American and Asian suppliers and contract manufacturers, approximately 95% of the Company’s inventory required to support its European sales are purchased and paid in U.S. Dollars. The combination of sales billed in Euros supported by inventory purchased in U.S. dollars results in an absence of a natural local currency hedge. Consequently, the Company’s financial results are subject to market risks resulting from the fluctuations in the Euro to U.S. Dollar exchange rates.

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

 As of June 30, 2010, the Company had foreign currency contracts outstanding of approximately $1,107,000 against the delivery of the Euro. These contracts expire each month through September 30, 2010. The Company had no forward exchange contracts outstanding as of September 30, 2009.

The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive loss.” For the nine months ended June 30, 2010, the Company recorded on the balance sheet a mark to market deferred forward exchange gain of $5,370.

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

The Company requires the customer to submit a purchase order to the Company. The product price and payment terms are fixed per the terms of the purchase order. Upon shipment of the order to the customer, the title to the goods is passed to the customer. The customer is legally obligated to pay for the order within the payment terms stated on the customer’s purchase order. The obligation to insure the boards and the cost of any pilferage while in the customer’s possession is the responsibility of the customer. The Company sells analog, hybrid video recorders or digital computer boards that are stocked on the shelves of retailers and are subject to the normal consumer traffic that retail stores attract. Aside from normal store promotions such as advertisements in the store’s circular, the Company has no further obligation to assist in the resale of the products.

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

The Company offers mail-in rebates on certain products at certain times as determined by the Company. The rebates are recorded as a reduction to sales. The Company also participates in limited cooperative advertising programs with retailers and distributors and accounts for these in accordance with FASB ASC 605-50 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.

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

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s products fall under three product categories:

•	Analog TV tuner products
•	Digital TV tuner, and combination analog and digital TV tuner, products
•	Other non-TV tuner products

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

The Company’s other non-TV tuner products enable a PC user, among other things, to video conference, watch and listen to PC based videos, music and pictures on a TV set through a home network, and record TV and other types of video on a PC for playback on portable video players.

Sales by functional category are as follows:

	Three months ended June 30,		Nine months ended June 30,
Product line sales	2010	2009	2010	2009
Analog TV tuner products	$253,555	$336,030	$555,165	$2,380,493
Digital and combination analog and digital TV tuner products	10,272,972	11,841,827	37,989,829	37,447,228
Other non-TV tuner products	3,066,991	889,267	6,773,961	3,261,512
Total sales	$13,593,518	$13,067,124	$45,318,955	$43,089,233

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in Europe and Asia. Sales percentages by geographic region are as follows:

	Three months ended June 30,		Nine months ended June 30,
Geographic region	2010	2009	2010	2009
The Americas	46%	53%	45%	50%
Europe	52%	44%	53%	47%
Asia	2%	3%	2%	3%
Total	100%	100%	100%	100%

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Tax provision

The Company’s tax provision for the three months and nine months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Tax expense on international operations	$48,912	$28,028	$129,274	$85,550
State taxes	10,000	10,000	30,000	30,000
Deferred tax expense	330,600	-	330,600	-
Tax provision	$389,512	$38,028	$489,874	$115,550

Note 11. Accrued expense- fees

The Company uses software and technology purchased or licensed from third parties in certain of the Company’s products.  The Company enters into agreements for these technologies, and incurs a fee for each product sold that includes the technology. The Company recognizes and estimates the amount of fees owed to third parties based on products sold that include software and technology purchased or licensed from these third parties.  The Company uses all available applicable information in determining these estimates and thus the accrued amounts are subject to change as new information is made available to the Company. During the quarter the Company reduced its Accrued expense fees by approximately $2,200,000 due to settlements in the quarter plus changes in estimates.  The Accrued expense fees are accounted for as a component of product cost and are charged to cost of sales.  As of June 30, 2010 and September 30, 2009 the amount of Accrued expense fees amounted to $4,669,691 and $5,753,546, respectively.

Note 12. Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value, and expands the related disclosure requirements. The ASC indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company also adopted the provisions of ASC 820-10 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2010. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad Levels, which are described below:

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

 At June 30, 2010, the Company had forward contracts whose fair value at quarter end was determined via inputs that included quoted prices for similar foreign exchange contracts in active markets and were thus considered to be Level 2 inputs under the ASC 820 hierarchy (see Note 7).

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

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
Nine months
ended
June 30,
Pro forma statements:	2009
Revenue	$54,112,223

Net loss	$(6,289,775)
Net loss per share
Basic and diluted net loss per share	$(0.63)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTH
PERIOD ENDED JUNE 30, 2009

Results of operations for the three months ended June 30, 2010 compared to June 30, 2009 is as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	6/30/10	6/30/09		$2010	2009	Variance

Net Sales	$13,593,518	$13,067,124	$526,394	100.00%	100.00%	-
Cost of sales	7,653,058	9,845,438	(2,192,380)	56.30%	75.35%	-19.05%
Gross Profit	5,940,460	3,221,686	2,718,774	43.70%	24.65%	19.05%
Gross Profit %	43.70%	24.65%	19.05%
Expenses:
Sales & marketing	2,306,630	2,637,961	(331,331)	16.97%	20.19%	-3.22%
Sales & marketing-PCTV	98,203	115,335	(17,132)	0.72%	0.88%	-0.16%
Technical support	109,426	127,922	(18,496)	0.80%	0.98%	-0.18%
General & administrative	862,150	770,359	91,791	6.34%	5.90%	0.44%
General & administrative-PCTV	67,358	26,144	41,214	0.50%	0.20%	0.30%
Amortization of intangible assets	188,709	188,709	0	1.39%	1.44%	-0.05%
Selling, general and administrative stock compensation expense	73,351	88,106	(14,755)	0.54%	0.67%	-0.13%
Total selling, general and administrative expense	3,705,827	3,954,536	(248,709)	27.26%	30.26%	-3.00%
Research and development	653,751	608,323	45,428	4.81%	4.66%	0.15%
Research and development-PCTV	389,241	465,945	(76,704)	2.86%	3.57%	-0.71%
Research and development stock compensation expense	40,497	48,643	(8,146)	0.30%	0.37%	-0.07%
Total expenses	4,789,316	5,077,447	(288,131)	35.23%	38.86%	-3.63%
Income ( loss) from operations	1,151,144	(1,855,761)	3,006,905	8.47%	-14.21%	22.68%

Other income :
Interest income	1,442	1,707	(265)	0.01%	0.01%	0.00%
Interest (expense)	0	(20,832)	20,832	0.00%	-0.16%	0.16%
Foreign currency	152,142	25,532	126,610	1.12%	0.20%	0.92%
Total other income	153,584	6,407	147,177	1.13%	0.05%	1.08%
Income (loss) before tax provision	1,304,728	(1,849,354)	3,154,082	9.60%	-14.16%	23.76%
Income tax provision	389,512	38,028	351,484	2.87%	0.29%	2.58%
Net income (loss)	$915,216	$(1,887,382)	$2,802,598	6.73%	-14.45%	21.18%

Net sales for the three months ended June 30, 2010 increased $526,394 compared to the three months ended June 30, 2009 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Three Months	Three Months	Dollar	dollar	geographic region
	ended 6/30/10	ended 6/30/09	Variance	variance %	2010	2009
The Americas	$6,276,662	$6,834,846	$(558,184)	-8%	46%	53%
Europe	7,075,456	5,821,748	1,253,708	22%	52%	44%
Asia	241,400	410,530	(169,130)	-41%	2%	3%
Total	$13,593,518	$13,067,124	$526,394	4%	100%	100%

 The sales increase was attributable to increased European sales due to the addition of customers acquired in the PCTV acquisition and increased sales to value added resellers. The weaker Euro exchange rate against the U.S. dollar for the quarter resulted in lower Euro sales when converted to U.S. dollars. A favorable sales mix of higher priced product contributed to a 4.95% increase in the average sales price while unit sales declined by about 0.88%.

Gross profit

Gross profit increased $2,718,774 for the three months ended June 30, 2010 compared to the same period in the prior year.

The increase in the gross profit is detailed below:

Increase (decrease)
Increased sales	$185,367
Decrease due to weaker Euro to USD exchange rate	(425,052)
Higher gross profit due to favorable sales mix, including PCTV products	773,667
Change in accrued expense fees due to settlements and changes in estimates (See Note 11)	2,199,167
Higher production and production related expenses	(14,375)
Total increase in gross profit	$2,718,774

Gross profit percentage for the three months ended June 30, 2010 was 43.70% compared to 24.65% for the three months ended June 30, 2009, resulting in a gross profit percentage increase of 19.05%.
The increase in gross profit percentage is detailed below:

Increase (decrease)
Higher gross profit due to favorable sales mix, including PCTV products	4.69%
Decrease due to weaker Euro to USD exchange rate	-2.12%
Change in accrued expense fees due to settlements and changes in estimates (See Note 11)	16.18%
Production and production related expenses	0.30%
Net increase in gross profit percentage	19.05%

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Three months ended June 30,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Sales and marketing-HCW	$2,306,630	$2,637,961	$(331,331)	16.97%	20.19%	-3.22%
Sales and marketing-PCTV	98,203	115,335	(17,132)	0.72%	0.88%	-0.16%
Technical support	109,426	127,922	(18,496)	0.80%	0.98%	-0.18%
General and administrative-HCW	862,150	770,359	91,791	6.34%	5.90%	0.44%
General and administrative-PCTV	67,358	26,144	41,214	0.50%	0.20%	0.30%
Amortization of intangible assets	188,709	188,709	0	1.39%	1.44%	-0.05%
Stock compensation	73,351	88,106	(14,755)	0.54%	0.67%	-0.13%
Total	$3,705,827	$3,954,536	$(248,709)	27.26%	30.26%	-3.00%

Selling, general and administrative expense decreased $248,709 from the same period last year as follows.

Excluding the PCTV expenses and amortization of intangible assets acquired in the PCTV acquisition, selling, general and administrative expense decreased $272,791 from the prior year’s third quarter. Sales and marketing expense for HCW decreased $331,331, driven by a $112,106 expense decrease resulting from the decrease in the Euro exchange rate compared to the U.S. dollar, a decrease in sales related expenses, mainly commissions and co-op advertising expense of $161,467, reductions in trade show expenses of $15,681 and lower sales office expenses of 38,561, mainly due to personnel and overhead reductions.

Sales and marketing expenses related to the PCTV product line decreased $17,132, primarily due to  lower personnel related expenses.

The increase in general and administrative expense for HCW of $91,791 was due to higher professional fees of $31,875, primarily for legal and consulting fees, and an increase in credit costs of $54,977, due primarily to premiums paid to purchase Euro denominated option put contracts.

General and administrative expenses related to the PCTV product line increased $41,214, primarily due to the overhead expense of the PCTV office in Braunschweig Germany.

Research and development expenses

Research and development expense for the three months ended June 30, 2010 decreased $39,422 from the three months ended June 30, 2009 as follows:

	HCW	PCTV	Total
Research and development expense-HCW	$45,428	$0	$45,428
Research and development expense-PCTV	0	(76,704)	(76,704)
Stock compensation expense	(8,146)	0	(8,146)
Total research and development expense	$37,282	$(76,704)	$(39,422)

Excluding the expense of the PCTV division, research and development expense increased $37,282 from the prior year’s third fiscal quarter. The increase was primarily due to personnel and personnel related increases and the number of development programs in process.

Offsetting the expense increases were decreases of $76,704 related to personnel and product development programs of the PCTV business.

Tax provision

Our tax provision for the three months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,
	2010	2009
Tax expense on international operations	$48,912	$28,028
State taxes	10,000	10,000
Deferred tax expense	330,600	-
Tax provision	$389,512	$38,028

Summary

We recorded net income of $915,216 for the three months ended June 30, 2010, which resulted in basic and diluted net income per share of $0.09 on weighted average basic and diluted shares of 10,068,765 and 10,204,092, respectively, compared to a net loss of $1,887,382 for the three months ended June 30, 2009, which resulted in basic and diluted net loss per share of $0.19 on weighted average basic and diluted shares of 10,048,771.

Options to purchase 914,000 and 1,522,394 shares of common stock, at prices from $3.02 to $7.45 and from $1.05 to $8.75, were outstanding for the three months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

NINE MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO THE NINE MONTH
PERIOD ENDED JUNE 30, 2009

Results of operations for the nine months ended June 30, 2010 compared to June 30, 2009 is as follows:

	Nine	Nine
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	6/30/10	6/30/09		$2010	2009	Variance

Net Sales	$45,318,955	$43,089,233	$2,229,722	100.00%	100.00%	0%
Cost of sales	30,290,307	34,305,007	(4,014,700)	66.84%	79.61%	-12.77%
Gross Profit	15,028,648	8,784,226	6,244,422	33.16%	20.39%	12.77%
Gross Profit %	33.16%	20.39%	12.77%
Expenses:
Sales & marketing	7,613,677	7,753,381	(139,704)	16.80%	17.99%	-1.19%
Sales & marketing-PCTV	335,840	203,380	132,460	0.74%	0.47%	0.27%
Technical support	353,928	398,906	(44,978)	0.78%	0.93%	-0.14%
General & administrative	2,506,680	2,493,210	13,470	5.53%	5.79%	-0.26%
General & administrative-PCTV	229,572	169,845	59,727	0.51%	0.39%	0.11%
Amortization of intangible assets	566,127	377,418	188,709	1.25%	0.88%	0.37%
Selling, general and administrative stock compensation expense	210,263	258,963	(48,700)	0.46%	0.60%	-0.14%
Total selling, general and administrative expense	11,816,087	11,655,103	160,984	26.07%	27.05%	-0.98%
Research and development	1,805,991	2,197,065	(391,074)	3.99%	5.09%	-1.10%
Research and development-PCTV	1,336,583	896,363	440,220	2.95%	2.08%	0.87%
Research and development stock compensation expense	116,087	142,973	(26,886)	0.26%	0.32%	-0.06%
Total expenses	15,074,748	14,891,504	183,244	33.27%	34.54%	-1.27%
Loss from operations	(46,100)	(6,107,278)	6,061,178	-0.11%	-14.15%	14.04%

Other income :
Interest income	4,336	11,332	(6,996)	0.01%	0.03%	-0.02%
Interest (expense)	(4,340)	(49,478)	45,138	-0.01%	-0.11%	0.10%
Foreign currency	213,770	669,209	(455,439)	0.47%	1.55%	-1.08%
Total other income	213,766	631,063	(417,297)	0.47%	1.47%	-1.00%
Income (loss) before tax provision	167,666	(5,476,215)	5,643,881	0.36%	-12.68%	13.04%
Income tax provision	489,874	115,550	374,324	1.08%	0.27%	0.81%
Net loss	$(322,208)	$(5,591,765)	$5,269,557	-0.72%	-12.95%	12.23%

Net sales for the nine months ended June 30, 2010 increased $2,229,722 compared to the nine months ended June 30, 2009 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Nine Months	Nine Months	dollar	dollar	Geographic region
	ended 6/30/10	ended 6/30/09	variance	variance %	2010	2009
The Americas	$20,257,893	$21,341,299	$(1,083,406)	-5%	45%	51%
Europe	24,029,538	20,363,226	3,666,312	18%	53%	46%
Asia	1,031,524	1,384,708	(353,184)	-26%	2%	3%
Total	$45,318,955	$43,089,233	$2,229,722	5%	100%	100%

The sales increase was attributable to increased European sales due to the addition of customers acquired in the PCTV acquisition. The stronger Euro exchange rate against the U.S. dollar for the nine months ended June 30, 2010 resulted in higher Euro sales when converted to U.S. dollars. A favorable sales mix of higher priced product contributed to a 1.66% increase in the average sales price while unit sales increased by about 3.45%.

Gross profit

Gross profit increased $6,244,422 for the nine months ended June 30, 2010 compared to the same period in the prior year.

The increase in the gross profit is detailed below:

Increase (decrease)
Increased sales	$691,768
Increase due to strengthening of the Euro exchange rate	718,827
Higher gross profit due to favorable sales mix, including PCTV products	2,846,103
Change in accrued expense fees due to settlements and changes in estimates ( See Note 11)	2,199,167
Higher production and production related expenses	(211,443)
Total increase in gross profit	$6,244,422

Gross profit percentage for the nine months ended June 30, 2010 was 33.16 % compared to 20.39% for the nine months ended June 30, 2009, resulting in a gross profit percentage increase of 12.77%.

The increase in gross profit percentage is detailed below:

Increase (decrease)
Higher gross profit due to favorable sales mix, including PCTV products	6.76%
Increase due to strengthening of the Euro exchange rate	1.10%
Change in accrued expense fees due to settlements and changes in estimates ( See Note 11)	4.85%
Production and production related expenses	0.06%
Net increase in gross profit percentage	12.77%

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Nine months ended June 30,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Sales and marketing-HCW	$7,613,677	$7,753,381	$(139,704)	16.80%	17.99%	-1.19%
Sales and marketing-PCTV	335,840	203,380	132,460	0.74%	0.47%	0.27%
Technical support	353,928	398,906	(44,978)	0.78%	0.93%	-0.14%
General and administrative-HCW	2,506,680	2,493,210	13,470	5.53%	5.79%	-0.26%
General and administrative-PCTV	229,572	169,845	59,727	0.51%	0.39%	0.11%
Amortization of intangible assets	566,127	377,418	188,709	1.25%	0.88%	0.37%
Stock compensation	210,263	258,963	(48,700)	0.46%	0.60%	-0.14%
Total	$11,816,087	$11,655,103	$160,984	26.07%	27.05%	-0.98%

Selling, general and administrative expense for the nine months ended June 30, 2010 increased $160,984 compared to the same period in the prior year.

Excluding the PCTV expenses and amortization of intangible assets acquired in the PCTV acquisition, selling, general and administrative expenses decreased $219,612 over the prior year. Sales and marketing expenses for HCW decreased 139,704, driven by reductions in trade show expenses of $62,859, lower sales office expenses of $246,344, mainly due to personnel and overhead reductions, lower travel expenses of $13,625 and lower sales compensation expense of $33,845 due to personnel reductions, offset by an increase in expenses of $190,471 resulting from the increase in the Euro exchange rate compared to the U.S. dollar and an increase in sales volume related expenses, mainly commissions and co-op advertising expense of $26,310.

Sales and marketing expenses related to the PCTV product line increased $132,460. The PCTV acquisition was finalized at the end of December 2008, so the results for nine months ended June 30, 2009 only included six months of PCTV expenses while the results for the nine months ended June 30, 2010 included PCTV expenses for nine months.

The increase in general and administrative expense for HCW of $13,470 was driven by higher rent expense of $11,620, higher bad debt expense of $40,000 and higher credit costs of $92,440 due primarily to premiums paid to purchase Euro denominated option put contracts, offset by lower professional fees, mainly for legal, consulting fees and directors fees of $83,400 and a decrease in compensation expense of $41,149 due to staff reductions and a 10% salary reduction.

General and administrative expenses related to the PCTV product line increased $59,727. The PCTV acquisition was finalized at the end of December 2008, so the results for the nine months ended June 30, 2009 only included six months of PCTV expenses, while the results for the nine months ended June 30, 2010 included PCTV expenses for nine months.

The increase in amortization of intangible assets of $188,709 was related to intangible assets acquired in the purchase of the PCTV business. The PCTV acquisition was finalized at the end of December 2008, so the results for the nine months ended June 30, 2009 only included six months of intangible asset amortization while the results for the nine months ended June 30, 2010 included nine months of intangible asset amortization.

Research and development expenses

Research and development expense for the nine months ended June 30, 2010 increased $22,260 from the nine months ended June 30, 2009 as follows:

	HCW	PCTV	Total
Research and development expense-HCW	$(391,074)	$0	$(391,074)
Research and development expense-PCTV	-	440,220	440,220
Stock compensation expense	(26,886)	-	(26,886)
Total research and development expense	$(417,960)	$440,220	$22,260

Excluding the expense of the PCTV division, research and development expense decreased $417,960 from the same period in the prior year. The decrease was primarily due to personnel and personnel related reductions and the number of development programs in process.

Offsetting the expense decreases were $440,220 in expenses related to personnel and development programs of the PCTV business acquired at the end of December 2008. The PCTV acquisition was finalized at the end of December 2008, so the results for the nine months ended June 30, 2009 only included six months of research and development expense, while the results for the nine months ended June 30, 2010 included nine months of research and development expense.

Tax provision

Our tax provision for the nine months ended June 30, 2010 and 2009 is as follows:

	Nine months ended June 30,
	2010	2009
Tax expense on international operations	$129,274	$85,550
State taxes	30,000	30,000
Deferred tax expense	330,600	-
Tax provision	$489,874	$115,550

Summary

We recorded a net loss of $322,208 for the nine months ended June 30, 2010, which resulted in basic and diluted net loss per share of $0.03 on weighted average basic and diluted shares of 10,064,618, compared to a net loss of $5,591,765 for the nine months ended June 30, 2009, which resulted in basic and diluted net loss per share of $0.56 on weighted average basic and diluted shares of 10,042,546.

Options to purchase 1,529,442 and 1,522,394 shares of common stock, at prices from $0.95 to $7.45 and from $1.05 to $8.75, were outstanding for the nine months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter due to holiday season sales of computer equipment is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 52% of sales for the two years ended September 30, 2009 and 2008 respectively, and 55% for the nine months ended June 30, 2010. Part of our third and fourth quarters (April through June and July to September) can be potentially impacted by the reduction of activity experienced in Europe during the summer holiday period.

We target a wide range of customer types to attempt to moderate the seasonal nature of our retail sales.

Liquidity and capital resources

Our cash, working capital and stockholders’ equity position as of June 30, 2010 and September 30, 2009 is set forth below:

	June 30, 2010	September 30, 2009
Cash	$8,166,507	$8,368,342
Working Capital	5,265,054	5,885,577
Stockholders’ Equity	10,996,572	12,334,866

The Company had cash and cash equivalents as of June 30, 2010 of $8,166,507, a decrease of $201,835 from September 30, 2009.

The decrease in cash was due to was:

	Operating	Investing	Financing
Sources of cash:	Activities	Activities	Activities	Total
Decrease in accounts receivable	$5,350,574	$0	$0	$5,350,574
Net loss adjusted for non cash items	1,452,526	-		1,452,526
Proceeds from employee stock purchases	0	-	12,750	12,750
Total sources of cash	6,803,100	-	12,750	6,815,850
Less cash used for:
Increase in inventory	$(2,855,649)	$0	$0	$(2,855,649)
Decrease in accounts payable and accrued expenses	(2,029,506)	0	0	(2,029,506)
Effect of exchange rates on cash	(1,353,975)	0	0	(1,353,975)
PCTV acquisition-net of note payable	0	(511,332)	0	(511,332)
Increase in prepaid expenses and other current assets	(225,239)	0	0	(225,239)
Capital equipment purchases	0	(40,773)	0	(40,773)
Purchase of treasury shares	0	(1,211)	0	(1,211)
Total cash usage	(6,464,369)	(553,316)	0	(7,017,685)
Net cash decrease	$338,731	$(553,316)	$12,750	$(201,835)

Net cash provided by operating activities was  due to a decrease in accounts receivable of $5,350,574 plus the net loss adjusted for non cash items, which added $1,452,526 to cash. The decrease in accounts receivable was primarily due to lower fiscal third quarter sales compared to fiscal first quarter sales. Offsetting these cash increases were increases in inventory of $2,855,649, increases in prepaid expenses of $225,239 and a decrease in accounts payable and accrued expenses of $2,029,506. The increase in inventory was due to inventory purchased to cover expected sales volume for world cup promotions.

Cash of $533,316 was used in investing activities. Of this amount, the Company paid $511,332 on the note payable to Avid Technologies, Inc. and $40,773 was used to purchase fixed assets. As of December 31, 2009, the note to Avid Technologies, Inc. was fully paid. Cash of $12,750 from financing activities came from purchases of stock under our employee stock purchase plan.

Our cash requirements for the next twelve months will include, among other things, the cash needed to fund our operating and working capital needs. With the proper execution of our business and operating plan, we believe that our cash and cash equivalents as of June 30, 2010 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months. Failure to meet the business and operating plan could require the need for additional sources of capital.  In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional capital needs. In addition, if we are able to obtain financing, there can be no assurances that it will be on financially reasonable terms.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of June 30, 2010:
	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,265,146	$717,396	$459,343	$88,407

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

Item  3.  Quantitative and Qualitative Disclosures About Market Risk

Item 305 of Regulation S-K “Quantitative and Qualitative Disclosures About Market Risk” is not required for Smaller Reporting Companies.

Item 4. Controls and Procedures

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

Special note regarding forward-looking statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based on current expectations, estimates and projections of management.  We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, competitive product offerings and pricing actions, the availability and pricing of key raw materials, the availability of financing,  dependence on key members of management,  successful integration of acquisitions,  economic  conditions in the United States and abroad,  as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to,  our Annual Report on  Form 10-K for the fiscal year ended September 30, 2009, our Form 10-Q for the three months ended December 31, 2009 and March 31, 2010 and this Quarterly Report.   Copies of these filings are available at www.sec.gov.

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

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 1996, we approved and announced a stock repurchase program.  The program authorized us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997.  At our August 3, 2007 Board meeting, our Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000, which we announced on August 6, 2007.

The table below summarized repurchases of our Common Stock under our stock repurchase program:

			Total Number	Maximum
		Average	of Shares	Number
	Total	Price	Purchased as	Of Shares
	Number	Paid	Part of	That May Yet
	of	per	Publicly	Be Purchased
	Shares	Paid	Announced	Under the
	Purchased	Share	Plan	Plan
Beginning shares that may be repurchased under the plan as of April 1, 2010				440,421
April 1 to April 30, 2010	-	-	-	-
May 1 to May 31, 2010	900	1.35	900	439,521
June 1 to June 30, 2010	-	-	-
Total	900	1.35	900
Ending shares that may be repurchased under the plan as of June 30, 2010				439,521

Item 6.  Exhibits

3.1	Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 14, 2000 (2)

3.2	By-laws, as amended to date (3)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Denotes document filed as an Exhibit to our Registration Statement on Form SB-2 (No. 33- 85426), as amended, effective January 10, 1995 and incorporated herein by reference.
(2)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2006, and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to our Form 8-K dated December 26, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUPPAUGE DIGITAL INC.

Date: August 16, 2010	By	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the
Board, President (Principal Executive Officer)

Date: August 16, 2010	By	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal
Accounting Officer) and Secretary