Form 10-K
period 2010-09-30
HAUPPAUGE DIGITAL INC
filed 2010-12-29
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              September 30, 2010

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

☐ Yes                                                        ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2010 was approximately $6,743,406 based upon the last price reported on such date on the NASDAQ Global Market.  Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the registrant.

As of December 29, 2010, the number of shares of Common Stock, $0.01 par value, outstanding was 10,081,889.

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

During fiscal 2010 our engineering department introduced the WinTV Extend, a built-in Internet video server for the WinTV v7.2 application.  WinTV Extend  takes a live TV signal received through one of the Hauppauge WinTV or PCTV tuner products and sends the live TV to your iPhone, iPad, iPod touch, Mac or PC computer over either a home WiFi connection or over the Internet.  In addition, we introduced the MediaMVD-HD High Definition digital media player and introduced new TV tuner products with the PCTV DV-T2 high definition digital TV receiver for the UK plus the PCTV 282e Flash Stick and the PCTV DVBV-S2 460e stick.

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

Our domestic and international sales and marketing team cultivates a variety of distribution channels comprised of computer and electronic retailers, computer products distributors and PC manufacturers.  Electronic retailers include retail stores, web stores and third-party catalogs, both print and on-line, among others.  We work closely with our retailers to enhance sales through joint advertising campaigns and promotions. We believe that developing our international presence contributes to our strategic position, allowing us to benefit from investments in product development, and more firmly establishing our Hauppauge®, WinTV®, PCTV and MediaMVP™ brand names in the international marketplace. We currently have ten sales offices in countries outside of the U.S. and a sales and R&D facility in Taiwan to service the growing Asian market.

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

PRODUCTS

 Our products fall under three product categories:

•	Analog TV tuners
•	Digital TV tuners, and combination analog plus digital TV tuner products
•	Non-TV tuner products such as our digital media players

See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements comprising part of this Annual Report on Form 10-K for additional information relating to our operating segments.

Analog TV Tuners

Our analog TV tuner products enable, among other things, a PC user to watch analog cable TV in a resizable window on a PC.  Although we continue selling analog TV tuners in regions outside of the United States, we have stopped developing  analog only  TV tuners,  concentrating our engineering resources on digital TV tuners and combination hybrid analog and digital TV tuners, which is detailed in the section entitled “Digital TV Tuners".

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

We have a line of external TV tuners called TV tuner “sticks”. TV tuner “sticks” are small TV tuners which connect to a PC, notebook or netbook computer through the USB port.  TV tuner “sticks’ are typically used for mobile PC users and others who want the flexibility to simply insert a USB TV tuner and watch TV on their screen. The small size and UPC plug-in capability are good for use in laptops while traveling.

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

Our WinTV-HVR-3300 is a  tri-mode PCI based TV tuner  for our European markets. The WinTV-HVR-3300 is installed in a desktop PC and allows watching and recording of digital terrestrial (DVB-T), satellite (DVB-S) and analog cable TV; in addition it has the ability to receive FM radio and DVB-T radio. When recording digital TV programs, the original broadcast format is used which preserves the quality of the recording.

Our WinTV-HVR-4400 is a quad-format PCI based TV tuner for our European markets. It is installed in a desktop PC and can be used to watch and record  digital terrestrial (DVB-T), digital satellite (DVB-S), high definition digital satellite (DVB-S2) and analog cable TV; in addition, it has the ability to receive FM radio and DVB-T radio. When recording digital TV programs, the original digital broadcast format is used which preserves the quality of the recording.

Our  WinTV-NOVA-S  is a low cost DVB-S tuner for our European  markets which allows for the viewing of satellite based digital programming on a PC.  The product also allows for recording and playback of digital TV, using the high quality MPEG-2 format,  and for listening to digital radio.

Our HD PVR is a High-Definition video recorder for making real-time H.264 compressed video recordings at resolutions up to 1080i.  The HD PVR records component video from a game console such as the Playstation 3 or cable TV and satellite set top boxes. With a built-in IR blaster, the HD PVR can automatically change TV channels for scheduled recordings. The HD PVR recording format can be used to burn Blu-ray DVD disks. The HD PVRs  recording quality allows personal archival of  high definition TV programs from any component video HD set top box.  The HD PVR also has standard definition composite and S-Video inputs which allows you to record your old home video tapes into an AVCHD format for creating Blu-ray DVD recordings.

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

PCTV products

Our PCTV products allow Windows or Macintosh users to view television programming on their computers. Our PCTV line consists of a family of USB sticks  with a small and convenient form factor well-suited for use with laptops and PCI-based cards more appropriate for desktop users, in addition to PCI cards for  use in desktop computers. PCTV products are positioned as our  high end product offering. We believe that the positioning of the PCTV product line will be complementary to our existing WinTV line and will broaden our product offerings.

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

Our WinTV Extend is a built-in Internet video server for the WinTV v7.2 application. WinTV Extend is standard in the WinTV v7.2 application. WinTV Extend will take your live TV signal and send it to your iPhone, iPad, iPod touch, Mac or PC computer over either a home WiFi connection or over the Internet

Our “Wing” software enables the user to record TV shows on a personal computer for playback on the Sony Playstation Portable (PSP), Apple iPod and other portable video players. Wing can also convert existing TV recordings to the PSP and iPod formats. With the emergence and popularity of portable video players, our Wing product provides an easy  solution for recording live TV shows for playback on these devices.

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

The software to control the digital TV reception is based on our WinTV®-2000 software, which was developed during fiscal 1999 and has had a major update in 2006 and 2008.  Over the two fiscal years ended September 30, 2010, we have further developed the digital TV reception capabilities of our digital family of products and as of September 30, 2010 we have 18 products for DVB-T terrestrial, DVB-S and DVB-S2 satellite, ATSC and clear QAM digital TV reception.  In addition, there are seven PCTV products which allow digital TV to be watched on a PC or notebook computer.

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

As of September 30, 2010, we had three research and development operations: one based in our Hauppauge, New York headquarters, one based in Taipei, Taiwan, ROC and one in Braunschweig, Germany.  The New York and Taiwan R&D operations are aimed at extending the range and features of our digital/analog products, developing additional externally attached TV products, additional high-definition digital TV products and portable digital players. The Braunschweig, Germany PCTV research and engineering facility is responsible for the updating and enhancement of the current PCTV line in addition to developing new PCTV products.

The technology underlying our products and certain other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. See, “Item 1A — Risk Factors”.

We maintain an ongoing research and development program. Our future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We continue to invest in research and development. We spent approximately $4,459,000 and $4,422,000 for research and development expenses for the years ended September 30, 2010 and 2009, respectively.  There can be no assurance that our current and future research and development will be successful or that we will be able to foresee, and respond to, advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.   See “Item 1A- Risk Factors.”

PRODUCTION AND SUPPLIERS

We design the hardware for most models of the WinTV, PCTV and MediaMVP  products, and also write the operating software to be used in conjunction with many versions of the Microsoft Windows operating system, including Windows 7 and Windows Vista.

During fiscal 2010, we sub-contracted the manufacturing and assembly of most of these products to six independent third parties at facilities in various Asian countries. We monitor and test the quality of the completed products at any one of our facilities in the U.S. (Hauppauge, New York), Singapore or Ireland before packaging the products and shipping them to our customers. We also buy some models of TV tuner products, such as the WinTV Nova-t-Stick   and XFones from other unrelated third party companies, add Hauppauge software and sell under our name or on a private label basis.

Most of the PCTV products sold by Hauppauge in 2009 were manufactured and assembled by Avid prior to the PCTV acquisition. They were provided to Hauppauge by Avid as part of the PCTV Inventory and Product Return Agreement, which ended on June 24, 2010.  Of the PCTV products not provided by Avid, we sub-contracted the manufacturing and assembly to two independent third parties.  These two contract manufacturers, both located in Asia, were previous used by Avid for the manufacturing of PCTV products.

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

During fiscal 2010 and 2009, all WinTV, PCTV and MediaMVP manufacturing was performed by six unrelated contract manufacturers in Asia. Product design specifications are provided by our engineering team to ensure proper assembly. Contract manufacturing is primarily done on a consignment basis, in which we provide all the significant component parts and we pay for assembly charges and for certain additional parts for each board produced. Some products are purchased on a turnkey basis, in which all components and labor are provided by the manufacturer, and the manufacturing price includes parts and assembly costs. We monitor the quality of the finished product produced by our contract manufacturers. As of September 30, 2010, we had six qualified contract manufacturers located in Malaysia, Indonesia, Taiwan and China, who are capable of producing our products to our standards.  If demand were to increase dramatically, we believe additional production could be absorbed by these qualified contract manufacturers. For fiscal 2010 and 2009 we did not engage any contract manufacturers in Europe or North America.

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

Sales Channels for Our Products

We primarily sell through a sales channel which consist of  retailers, PC manufacturers and distributors. We have no exclusive distributors and retailers. For fiscal 2010 no one customer accounted for more than 10% of our net sales.  For fiscal 2009, we had one customer, D&H Distributing, that accounted for approximately 12% of our net sales.

Our   PCTV products are offered as our high end line and are sold  through similar retail and distribution channels as our WinTV products.

Marketing and Sales

We market our products both domestically and internationally through our sales offices in the U.S. (New York and California), Germany, the United Kingdom, France, Taiwan and Singapore, plus through independent sales representative offices in the Netherlands, Spain, Scandinavia, Poland and Italy. For the fiscal 2010, approximately 46% of our sales were made within the United States while approximately 54% were made outside the United States. For fiscal 2009, approximately 48% of our net sales were made within the United States while approximately 52% were made outside the United States.  More information on our geographic segments can be obtained from “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and  the notes to the “Consolidated Financial  Statements” which comprise part of this Annual Report on Form 10-K.

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

For the most part we intend to absorb the marketing and sales of our PCTV line into our existing sales and marketing structure. Our existing sales personnel  handle the generating of sales orders and the PCTV line  follows  marketing and advertising programs that are similar to our WinTV programs.

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

FOREIGN CURRENCY FLUCTUATIONS

For each of the fiscal years ended September 30, 2010 and 2009, at least 40% of our sales were generated by our European subsidiary and were invoiced and collected in local currency, which is primarily the Euro. On the supply side, since we  predominantly deal with North American and Asian suppliers and contract manufacturers,  approximately  95% of the our inventory required to support  our European sales is purchased and paid in U.S. Dollars.

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

See “Item 1A-Risk Factors” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COMPETITION

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions.  We compete against a number of Asian and European companies.  Our MediaMVP™ product competes in the consumer electronics market, where competition comes from Sony Corporation., Toshiba Corporation, Cisco Systems, Inc. and others.

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

See “Item  1A-Risk Factors” and  “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

EMPLOYEES

As of September 30, 2010, we employed 167  people domestically and internationally, including our executive officers, all of whom are employed on a  full-time basis, and  none of whom are represented by a union.   Included in the 167 employees are 23 employees located  in Braunschweig, Germany, primarily consisting of engineers and product support personnel,  formerly employed by Avid Technology, Inc., whom we hired  to support our PCTV operations.

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

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products, services and technologies, which may have a material adverse impact upon our business, operating results and financial condition.  The pervasive availability of new products, services (including internet services) and technologies may have a material adverse impact upon our business, operating results and financial condition.  We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products.  We expended approximately $4,459,000 and $4,422,000 for research and development expenses for the fiscal years ended September 30, 2010 and 2009, respectively. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies, services or products by competitors will not render our products or technologies non-competitive or obsolete.

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

For the two fiscal years ended September 30, 2010 and 2009, at least 40% of our sales were generated by our European subsidiary and were invoiced  and collected  in local currency, which was primarily the Euro. On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 95% of our inventory required to support our European sales are purchased and paid in U.S. Dollars.

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

We may experience volatile gross profit margins.

Over the last two fiscal years our gross profit margins have ranged from a low of 15.03% to a high of 29.21%   due to the following factors, among others:

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

During fiscal 2010, we subcontracted the manufacturing and assembly of our products to six independent third parties at facilities in various Asian countries.

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

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is typically our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 54% and 52% of sales for the fiscal years ended September 30, 2010 and 2009, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period. Accordingly, any sales or net income in any particular period may be lower than the sales and net income in a preceding or comparable period. Period-to-period comparisons of our results of operations may not be meaningful, and should not be relied upon as indications of our future performance. In addition, our operating results may be below the expectations of securities analysts and investors in future periods. Failure to meet such expectations, should such an event occur, will likely cause our share price to decline.

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

We may not be able to maintain compliance with the requirements for continued listing under the NASDAQ Listing Rules or we may not be able to maintain our NASDAQ listing.

On October 6, 2009, NASDAQ notified us that we were subject to delisting based on our failure to timely hold our annual meeting.  On December 9, 2009, we held our annual meeting and on December 10, 2009, a NASDAQ Hearings Panel rendered its determination to continue our listing.

On November 18, 2009, we received a notice from NASDAQ indicating that we were not in compliance with the $1.00 minimum closing bid price requirement for continued listing on The Nasdaq Global Market, as set forth in NASDAQ Listing Rule 5450(a)(1) (the "Rule").  In accordance with NASDAQ Rule 5810(c)(3)(A), we were provided 180 calendar days, or until May 17, 2010, to regain compliance with the $1.00 minimum closing bid price requirement.  On May 24, 2010, we received written notification (the "May 24 Notice") from NASDAQ that we had regained compliance with the $1.00 minimum closing bid price requirement.  The May 24 Notice stated that, as a result of the our having satisfied the $1.00 per share minimum closing bid price requirement for the ten consecutive business days ending on May 21, 2010, we had regained compliance with the Rule and that this matter was now closed.

No assurances can be provided that we will be able to achieve or maintain compliance with the requirements for continued listing under the NASDAQ Listing Rules (including with respect to, among others things, minimum bid price and stockholders’ equity) or that we will maintain our NASDAQ listing.

We may not be able to maintain our listing on The Nasdaq Global Market or be eligible for admittance on The Nasdaq Capital Market.

Our Common Stock trades on The Nasdaq Global Market under the symbol HAUP.  If we fail to meet the continued listing standards of The Nasdaq Global Market, our Common Stock could be delisted from The Nasdaq Global Market.  We may not be eligible for admittance on the NASDAQ Capital Market.  If our securities are delisted by NASDAQ, then the market liquidity for such securities would likely be negatively affected, which may make it more difficult for holders to sell such securities in the open market, and we could face additional difficulty raising capital necessary for our continued operation.  Investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our securities.

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

If any such opportunity involves the acquisition of a business, we cannot be certain that:

•	we will successfully integrate the operations of the acquired business with our own
•	all the benefits expected from such integration will be realized
•	management's attention will not be diverted or divided, to the detriment of current operations
•	amortization of acquired intangible assets will not have a negative effect on operating results or other aspects of our business
•	delays or unexpected costs related to the acquisition will not have a detrimental effect on our business, operating results and financial condition
•	customer dissatisfaction with, or performance problems at, an acquired company will not have an adverse effect on our reputation
•	respective operations, management and personnel will be compatible.

In most cases, acquisitions will be consummated without seeking and obtaining stockholder approval, in which case stockholders will not have an opportunity to consider and vote upon the merits of such an acquisition.

Although we will endeavor to evaluate the risks inherent in a particular acquisition, there can be no assurance that we will properly ascertain or assess such risks.

We have a history of operating losses and there can be no assurance that we will be profitable in the future.

We incurred losses from continuing operations for the last three fiscal years.  While we believe that, with the proper execution of our business and operating plan, our cash and cash equivalents as of September 30, 2010 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months, we must ultimately remain profitable or obtain financing to be able to meet our future cash flow requirements, and there can be no assurance that we will be able to do so.  In addition, there can be no assurance that we will be able to obtain financing on commercially reasonable terms, if at all.

ITEM  1B.       UNRESOLVED STAFF COMMENTS

Not applicable

ITEM  2.        PROPERTIES

We occupy a facility located at 91 Cabot Court, Hauppauge, New York that we use for our executive offices and for the testing, storage and shipping of our products.  Hauppauge Computer Works, Inc., (“HCW”) leased  the premises (the “1990 Lease”), from Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, our  President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer  and the holder of approximately 8.44% of our shares of Common Stock as of  September 30, 2010,  Dorothy Plotkin, the wife of Kenneth Plotkin, holder of approximately 5.47% of our shares of Common Stock  as  September 30, 2010,  and Laura Aupperle, believed by us to be the holder of approximately 7.00% of our shares of Common Stock as of September 30, 2010.  We are obligated to pay real estate taxes and operating costs of maintaining the premises under the 1990 Lease.

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

On May 1, 2001, Hauppauge Digital Europe Sarl commenced a lease of a 15,642 square foot building in Blanchardstown, Dublin, Ireland.  The facility houses our European warehousing and distribution center.   The lease, which is for the standard twenty-five year term in Ireland with the right to terminate by the lessee on the fifth and tenth year of the lease, calls for an annual rent of approximately $179,000.  The rent includes an allocation for common area maintenance charges.

Our PCTV Systems operation occupies approximately 8,400 square feet in Braunschweig, Germany. This location houses our PCTV engineering and product development personnel. The lease expires on March 31, 2014 and calls for an annual rent of approximately $115,000.

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

HCW occupies a shared office facility at the Danville Business Center in Danville, California.  We use the California office as our western region sales office.   The lease expires on May 31, 2011 and requires us to pay an annual rent, which includes telecommunications services, of approximately $9,800.

ITEM 3.    LEGAL PROCEEDINGS

We are presently party to no pending material legal proceedings.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NASDAQ Global Market under the symbol HAUP.  The range of high and low sales prices for our Common Stock during the two fiscal years ended September 30, 2010 and 2009 were as follows:

Year ended September 30, 2010	High	Low
First Quarter	1.12	0.62
Second Quarter	0.93	0.70
Third Quarter	3.93	0.86
Fourth Quarter	2.57	1.78
Year ended September 30, 2009	High	Low
First Quarter	1.16	0.82
Second Quarter	1.86	1.01
Third Quarter	1.40	1.03
Fourth Quarter	1.31	0.95

We have been advised by our transfer agent, Continental Stock Transfer & Trust Company, that the approximate number of holders of record (registered holders) of our Common Stock as of December 28, 2010 was 141.

No cash dividends have been paid during the two fiscal years ended September 30, 2010. We have no present intention of paying any cash dividends in our foreseeable future and intend to use our net income, if any, in our operations.

On November 8, 1996, we approved a stock repurchase program.  The program authorized us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997.  At our August 3, 2007 Board meeting, our Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000.  As of September 30, 2010 we had repurchased 760,479 shares as an average price of $3.16

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth in the table below is certain information regarding the number of shares of our common stock that may be issued under options, warrants and rights pursuant to all of our existing equity compensation plans as of September 30, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	1,454,442	$3.31	326,625
Equity compensation plans not approved by stockholders	-	$-	-
Total	1,454,442	$3.31	326,625

ITEM 6.   SELECTED FINANCIAL DATA

Item 301 of Regulation S-K “Selected Financial Data” is not required for Smaller Reporting Companies.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF  OPERATIONS

Results of operations
Twelve months ended September 30, 2010 compared to September 30, 2009.

Results of operations for the twelve months ended September 30, 2010 compared to September 30, 2009 are as follows:

	Twelve	Twelve
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	9/30/10	9/30/09		$2010	2009	Variance

Net Sales	$56,918,617	$59,344,538	$(2,425,921)	100.00%	100.00%	-4.09%
Cost of sales	38,486,848	46,557,904	(8,071,056)	67.62%	78.45%	-10.83%
Gross Profit	18,431,769	12,786,634	5,645,135	32.38%	21.55%	10.84%
Gross Profit %	32.38%	21.55%	10.83%
Expenses:
Sales & marketing	9,917,378	10,634,647	(717,269)	17.41%	17.92%	-0.51%
Sales & marketing-PCTV	424,051	320,732	103,319	0.75%	0.54%	0.20%
Technical support	465,741	549,046	(83,305)	0.82%	0.93%	-0.11%
General & administrative	3,446,878	3,433,719	13,159	6.06%	5.79%	0.26%
General & administrative-PCTV	291,647	266,250	25,397	0.51%	0.45%	0.06%
Amortization of intangible assets	754,836	566,127	188,709	1.33%	0.95%	0.37%
Selling, general and administrative stock compensation expense	278,549	347,069	(68,520)	0.49%	0.58%	-0.10%
Total selling, general and administrative expense	15,579,080	16,117,590	(538,510)	27.37%	27.16%	0.20%
Research and development	2,505,704	2,819,542	(313,838)	4.40%	4.75%	-0.35%
Research and development-PCTV	1,796,627	1,410,777	385,850	3.16%	2.38%	0.78%
Research and development stock compensation expense	156,584	191,616	(35,032)	0.28%	0.32%	-0.04%
Total expenses	20,037,995	20,539,525	(501,530)	35.21%	34.61%	0.59%
Net operating loss	(1,606,226)	(7,752,891)	6,146,665	-2.83%	-13.06%	10.24%

Other income :
Interest income	5,373	14,217	(8,844)	0.01%	0.02%	-0.01%
Interest (expense)	(4,340)	(62,557)	58,217	-0.01%	-0.11%	0.09%
Foreign currency	227,902	670,760	(442,858)	0.40%	1.13%	-0.73%
Total other income	228,935	622,420	(393,485)	0.40%	1.04%	-0.66%
Loss before tax provision	(1,377,291)	(7,130,471)	5,753,180	-2.43%	-12.02%	9.59%
Deferred tax expense (benefit)	264,247	(164,501)	428,748	0.45%	-0.28%	0.73%
Current income tax	205,022	177,051	27,971	0.36%	0.30%	0.06%
Net loss	$(1,846,560)	$(7,143,021)	$5,296,461	-3.24%	-12.04%	8.80%

Net sales for the twelve months ended September 30, 2010 decreased $2,425,921 compared to the twelve months ended September 30, 2009 as shown in the table below.

			Increase
			(decrease)	Increase	Percentage of sales by
	Twelve Months	Twelve Months	Dollar	(decrease)	Geographic region
Location	Ended 9/30/10	Ended 9/30/09	Variance	Variance %	2010	2009
Domestic	$26,194,015	$28,480,464	$(2,286,449)	-8%	46%	48%
Europe	29,329,137	28,932,928	396,209	1%	52%	49%
Asia	1,395,465	1,931,146	(535,681)	-28%	2%	3%
Total	$56,918,617	$59,344,538	$(2,425,921)	-4%	100%	100%

We experienced a decrease in unit sales of about 8.48%, while changes in sales mix, the addition of PCTV product line sales increased the average unit price by about 12.66%.  Sales were impacted by lower consumer demand primarily in Europe due to the weak global economic conditions and a weaker Euro exchange rate during the second half of our fiscal year.

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

•
For each of the fiscal years ended September 30, 2009 and 2010 at least 40% of our sales were generated by our European subsidiary.  We typically experience a slowdown due to the summer holiday period in Europe starting with the second half of our fiscal third quarter and into the first half of our fiscal fourth quarter.  We also experience decreased sales in the U.S during the summer holiday months.  This has historically caused sales for the last six months of our fiscal year to be lower than the first six months of our fiscal year. As the chart above indicates, our sales for the first six months of fiscal 2009 and fiscal 2010 accounted for 51% and 56% of sales, respectively, and our sales for the last six months of fiscal 2009 and 2010 accounted for 49% and 44% of sales, respectively.

Although our strategy has been to diversify our sales to minimize the seasonal nature of our business, we anticipate similar seasonal trends for the near term future.

Gross profit

Gross profit increased $5,645,135 for the twelve months ended September 30, 2010 compared to the twelve months ended September 30, 2009.

The increase in the gross profit is detailed below:
Increase
(decrease)
Decrease in sales	$(785,062)
Higher gross profit on sales mix	3,288,773
Higher gross profit due Euro exchange rate	227,024
Lower production and production related costs	278,691
Change in accrued expense fees due to settlements and changes in estimates	2,253,709
Change in accrued expense fees due to correction of error related to prior periods	382,000
Total increase in gross profit	$5,645,135

Gross profit percentage for the twelve months ended September 30, 2010 was 32.38% compared to 21.55% for the twelve months ended September 30, 2009, an increase of 10.83%.

The increase in the gross profit percentage is detailed below:
Increase
(decrease)
Higher gross profit on sales mix	5.89%
Increase in gross profit due Euro exchange rate	0.28%
Lower production and production related costs as a percentage of sales	0.03%
Change in accrued expense fees due to settlements and changes in estimates	3.96%
Change in accrued expense fees due to correction of error related to prior periods	0.67%
Total increase in gross profit percentage	10.83%

The increase in the gross profit percentage for the twelve months ended September 30, 2010 compared to the twelve months ended September 30, 2009 was primarily due to:

•	Favorable changes in product sales mix, price stabilization and the addition of the PCTV product line resulted in an increase in the gross profit percentage for fiscal 2010 over fiscal 2009 of 5.89%.
•
Reductions in production and production related costs such as building overhead, packaging costs, freight costs and labor costs at a third party facility resulted in an increase in the gross profit percentage for fiscal 2010  over fiscal 2009 of 0.03%.

•	An increase in the average Euro to USD rate from $1.3532 for fiscal 2009 to $1.3570 for fiscal 2010 resulted in an increase in gross profit percentage of 0.28% for fiscal 2010 over fiscal 2009.
•	Changes in accrued expense fees due to settlements and changes in estimates resulted in a gross profit percentage increase of 3.96% for fiscal 2010.
•	Changes in accrued expense fees due to correction of error related to prior periods resulted in a gross profit percentage increase of 0.67% for fiscal 2010.

Volatility of gross profit percentage:

As the chart above indicates, excluding changes in the gross profit relating to accrued expense fee adjustments due to settlements and changes in estimates, over the eight quarters of fiscal 2009 and fiscal 2010, the gross profit percentage has ranged from a low of 15.03% to a high of 29.21%.

Factors affecting the volatility of our gross profit percentages are:
•
Mix of gross profit percentages: gross profit percentages vary within our retail family of products as well as for products sold to computer manufacturers. Varying sales mix of these product lines affects the quarterly gross profit percentage.

•
Volatility of Euro to U.S. dollar exchange rate. With over 40% of our sales denominated in Euros, changes in the Euro to U.S. dollar exchange rate impact gross profit. An increase in the Euro tends to increase our gross profit percentage, while a decrease in the Euro tends to decrease our gross profit percentage.

•
Fluctuating quarterly sales caused by seasonal trends: included in cost of sales are certain fixed costs, mainly for production labor, warehouse labor and the overhead costs of our Ireland distribution facility. When unit and dollar sales decline due to seasonal sales trends, these fixed costs get spread over lower unit and dollar sales, resulting in  increased  unit costs and increased fixed costs as a percentage of sales,  which lowers the gross profit percentage.

•
Competitive pressures: our market is constantly changing with new competitors joining our established competitors. These competitive pressures from time to time result in a lowering of our average sales prices to meet our competitors’ prices, which tends to reduce the gross profit and gross profit percentage.

•
Supply of component parts: in times when component parts are in short supply we have to manage price increases. Conversely, when component parts’ supply is high we may be able to secure price decreases.

•	Sales volume: as unit sales volume increases we have more leverage in negotiating volume price reductions with our component suppliers and our contract manufacturers.
•	Cost reductions: we evaluate the pricing we receive from our suppliers and our contract manufacturers and we often seek to achieve component part and contract manufacturer cost reductions.
•	Mix of sales that impact our obligation to pay certain licensing costs.
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

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expenses.

	Twelve months ended September 30,
	Dollar Amounts			Percentage of Sales
			Increase
	2010	2009	(Decrease)	2010	2009	Increase
Sales & marketing-HCW	$9,917,378	$10,634,647	$(717,269)	17.41%	17.92%	-0.51%
Sales & marketing-PCTV	424,051	320,732	103,319	0.75%	0.54%	0.20%
Technical support	465,741	549,046	(83,305)	0.82%	0.93%	-0.11%
General & administrative-HCW	3,446,878	3,433,719	13,159	6.06%	5.79%	0.26%
General & administrative-PCTV	291,647	266,250	25,397	0.51%	0.45%	0.06%
Amortization of intangible assets	754,836	566,127	188,709	1.33%	0.95%	0.37%
Selling, general and administrative stock compensation expense	278,549	347,069	(68,520)	0.49%	0.58%	-0.10%
Total selling, general and administrative expense	$15,579,080	$16,117,590	$(538,510)	27.37%	27.16%	0.20%

Selling, general and administrative expense for the fiscal 2010 decreased $538,510 compared to fiscal 2009.

Excluding the PCTV expenses and amortization of intangible assets acquired in the PCTV acquisition, selling, general and administrative expenses decreased $855,935 from the prior year. Sales and marketing expenses for HCW decreased $717,269, driven by reductions in trade show expenses of $70,790, lower sales office expenses of $353,861, mainly due to personnel and overhead reductions plus lower sales and lower advertising expense of $286,170 due lower sales.

Sales and marketing expenses related to the PCTV product line increased $103,319. The PCTV acquisition was finalized at the end of December 2008, so the results for fiscal 2009 only included nine months of PCTV expenses while the results for the fiscal 2010 included PCTV expenses for twelve months.

General and administrative expenses for HCW and the PCTV product line remained consistent year over year.

The increase in amortization of intangible assets of $188,709 was related to intangible assets acquired in the purchase of the PCTV business. The PCTV acquisition was finalized at the end of December 2008, so the results for fiscal 2009 only included nine months of intangible asset amortization while the results for fiscal 2010 included twelve months of intangible asset amortization.

Selling, general and administrative expense as a percentage of sales

The chart above shows the quarterly fluctuations for technical support, general and administrative, sales and marketing and total selling, general and administrative expense.  Due to fixed costs which fluctuate minimally with changes in sales coupled with the seasonal nature of our business, selling general and administrative expense as a percentage of sales are sensitive to seasonal sales fluctuations. Over the eight quarters of fiscal 2009 and fiscal 2010, selling general and administrative expense as a percentage of sales has resulted in the following trends:

•
With our first quarter usually yielding the highest quarterly sales levels of the fiscal year, selling, general and administrative expense as a percentage of sales have typically been the lowest of the fiscal year.  As reflected in the chart, selling, general and administrative expense as a percentage of sales was the lowest in the first quarter of fiscal 2009 and 2010.

•
Reflecting the seasonal trend in sales, selling, general and administrative expense for the third or fourth quarter  are the highest as a percentage of sales.  Total selling, general and administrative expense as a percentage of sales were the highest in the third quarter of fiscal 2009 and fourth quarter of fiscal 2010.

•	Reflecting the decline in sales, total selling, general and administrative expenses as a percent of sales were higher for fiscal 2010 compared to fiscal 2009.

With the expectation that the seasonal nature of sales will continue for the near future, we expect selling, general and administrative expenses as a percentage of sales to reflect a future trend that is similar to the historical trends we have experienced over the prior two fiscal years.

Research and development expense

Research and development expense increased $36,980 from the prior fiscal year as follows:

Research and development expense
Fiscal 2010 increases (decreases) from fiscal 2009	HCW	PCTV	Total
Research and development expense-HCW	$(313,838)	$0	$(313,838)
Research and development expense-PCTV	0	385,850	385,850
Stock compensation expense	(35,032)	0	(35,032)
Total research and development increase (decrease)	$(348,870)	$385,850	$36,980

Excluding the expense of the PCTV division, research and development expense decreased $313,838 from the prior fiscal year. The decrease was primarily due to personnel and personnel related reductions and the number of development programs in process.

 Offsetting the expense decreases were $385,850 in expense related to personnel and development programs of the PCTV business.   The PCTV acquisition was finalized at the end of December 2008, so the results for fiscal 2009 only included nine months of PCTV expenses, while the results for the fiscal 2010 included PCTV expenses for twelve months.

Other income

Other income for the twelve months ended September 30, 2010 was $228,935 compared to other income of $622,420 for the twelve months ended September 30, 2009 as detailed below:

	Twelve months ended September 30,
	2010	2009
Interest income	$5,373	$14,217
Interest (expense)	(4,340)	(62,557)
Foreign currency transaction gains	227,902	670,760
Total other income	$228,935	$622,420

Lower interest income was due to lower interest rate yields coupled with less cash invested.  Lower interest expense was due to the note payable to Avid Technology, Inc. being paid in full as of December 24, 2009. Lower foreign currency transaction gains were due to lower Euro exchange rates.

Tax provision

Our net tax provision for the year ended September 30, 2010 and 2009 is as follows:

	Twelve months ended September 30,
	2010	2009
Deferred tax expense (benefit)	$264,247	$(164,500)
Foreign income tax	165,022	137,050
State income tax	40,000	40,000
Net tax provision	$469,269	$12,550

Our net deferred tax asset is primarily attributable to our Hauppauge Computer Works Inc. domestic operations and consists primarily of timing differences.  In evaluating the future realization of our deferred tax asset and the corresponding valuation allowance as of September 30, 2010, we took into consideration.

•	our domestic operations had taxable income for four out of the last five fiscal years

•	including royalties paid to our domestic operations by our European subsidiary, we anticipate taxable income for our domestic operations for fiscal 2011

•	our history of utilization of prior domestic net operating losses

After evaluating the circumstances listed above, it was our opinion that our net deferred tax asset of $1,920,938 is realizable as of September 30, 2010.

As a result of all of the above items mentioned in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, we had a net  loss of  $1,846,560 for the twelve  months ended September 30, 2010, which resulted in  basic and diluted  net loss per share of $0.18  on weighted average basic  and diluted shares of 10,066,637, compared to a net loss  of $7,143,021 for the twelve months ended September  30, 2009, which resulted in basic and diluted  net loss per share of $0.71 on weighted average basic  and diluted shares of 10,045,449.

Options to purchase 1,454,442 and 1,522,394 shares of Common Stock at prices ranging $1.05 to $7.45 and   $1.08 to $8.75, respectively, were outstanding as of September 30, 2010 and 2009, respectively, but were not included in the computation of diluted net income per share of Common Stock because they were anti-dilutive.

Liquidity and Capital Resources

Our cash, working capital and stockholders’ equity position is set forth below:

	As of September 30,
	2010	2009
Cash	$7,057,904	$8,368,342
Working Capital	4,777,442	5,885,577
Stockholders’ Equity	9,980,642	12,334,866

We had cash and cash equivalents as of September 30, 2010 of $7,057,904 a decrease of $1,310,438 from September 30, 2009.

The decrease in cash was due to:

	Operating	Investing	Financing
	Activities	Activities	Activities	Total
Sources of cash:
Decrease in accounts receivable	$5,360,314	$-	$-	$5,360,314
Net loss adjusted for non cash items	500,198	-	-	500,198
Proceeds from employee stock purchases	0	-	27,829	27,829
Total sources of cash	5,860,512	-	27,829	5,888,341
Less cash used for:
Decrease in accounts payable and accrued expenses	$(3,726,119)	$-	$-	$(3,726,119)
Increase in inventory	(2,346,246)	-	-	(2,346,246)
Effect of exchange rates on cash	(477,618)	-	-	(477,618)
PCTV acquisition-net of note payable	-	(511,332)	-	(511,332)
Capital equipment purchases	-	(62,792)	-	(62,792)
Increase in prepaid expenses and other current assets	(73,461)	-	-	(73,461)
Purchase of treasury shares	-	-	(1,211)	(1,211)
Total usage of cash	(6,623,444)	(574,124)	(1,211)	(7,198,779)
Net cash decrease	$(762,932)	$(574,124)	$26,618	$(1,310,438)

Net cash provided by operating activities was due to a decrease in accounts receivable of $5,360,314 and the net loss adjusted for non cash items of $500,198. Offsetting these cash sources from operating activities was an increase in inventories of $2,346,246, a decrease in accounts payable and accrued expenses of $ 3,726,119 and an increase in prepaid expenses and other current assets of $73,461   The decrease in accounts receivable was due to lower sales during the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009.   The increase in inventory was due to inventory purchased earlier in the year  to cover holiday promotions and world cup promotions.

Cash of $574,124 was used in investing activities.  Of this amount, the Company paid $511,332 on the note payable to Avid Technologies, Inc and $62,792 was used to purchase fixed assets.  The note to Avid Technologies, Inc. was fully paid on December 24, 2009.   Cash of $27,829 from financing activities came from purchases of stock under our employee stock purchase plan and employee stock option plan and $1,211 was used to purchase treasury stock.

Our cash requirements for the next twelve months will include, among other things, the cash needed to fund our operating and working capital needs.  With the proper execution of our business and operating plan, we believe that our cash and cash equivalents as of September 30, 2010 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months.  Failure to meet the business and operating plan could require the need for additional sources of capital.   In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional capital needs.  In addition, if we are able to obtain financing, there can be no assurances that it will be on financially reasonable terms.

On March 31, 2009 our line of credit with the JP Morgan Chase Bank expired and was not renewed.

On November 8, 1996, we approved a stock repurchase program.  The program authorized us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997.   At our August 3, 2007 Board meeting, our  Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000.  As of September 30, 2010, we held 760,479 treasury shares purchased for $2,405,548 at an average purchase price of $3.16.  As of September 30, 2009, we held 759,579 treasury shares purchased for $2,404,337 at an average purchase price of approximately $3.17 per share.

Sources and (usage) of cash components

The chart below shows our cash balances, sources of cash and (usage) of cash by quarter for fiscal 2009 through fiscal 2010.

Our sources and (usage) of cash primarily comes from the items listed below:

•	Net loss adjusted for non cash items
•	Changes in the levels of current assets and current liabilities, primarily accounts receivable, inventories and accounts payable
•	Effects of exchange rates on cash
•	Purchase of capital equipment

Since accounts receivable, inventory and current liabilities make up the majority of our current asset and current liability levels, our cash balances are affected by changes in these assets and liabilities. In the quarters where cash was used to increase the current asset levels or decrease the current liability levels, there was usually a corresponding decrease or neutral position in the cash balances during those quarters.  Conversely, in the quarters when we generated cash by reducing the current asset levels or increasing the current liability levels, there was a corresponding increase in the cash balances during those quarters.

We expect for the near term future that our operating structure will remain similar to past years, therefore our investment and subsequent changes in our  current assets and current liabilities required to fund our operating cycles will continue to have a material impact on our cash generation, cash usage and cash balances.

Future Contractual Obligation

The following table shows our contractual obligations related to lease and note payable obligations as of September 30, 2010:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,144,654	$725,810	$359,906	$58,938

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

Revenue Recognition

We sell through a sales channel which consists of retailers, PC manufacturers and distributors. The majority of our customers are granted lines of credit. The product is shipped on account with the majority of customers  typically given 30 to 60 day payment terms. Those customers deemed as large credit risks either pay in advance or issue us a letter of credit.

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

Management’s Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities  and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for  revenues, cost of sales and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to sales provisions, as described above, income taxes, bad debts, inventory allowances, accrued licensing fees and other contingencies.  We base  our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Intangible assets

Long-lived assets include definite-lived intangible assets. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Definite-lived intangible assets primarily consist of covenant not to compete, customer relationships and technology.  When an impairment exists, the related assets are written down to fair value. Although we believe our judgments, estimates and/or assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.

Recent Accounting Pronouncements

In January 2010, the FASB issued an accounting standard update amending the disclosure requirements for financial instruments under fair value. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The update provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

In September 2009, the FASB issued a standard which modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

Exclusion of Registered Public Accounting Firm Attestation Report due to Rules of the Securities and Exchange Commission

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to a provision under the Dodd-Frank Wall Street Reform and Consumer Protection Act which grants a permanent exemption for non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley (SOX) Act of 2002.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting  during our fourth  fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

                              None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held with us by each of our directors and executive officers, his age as of September 30, 2010 and the year in which each director became a director.

Name	Age	Positions and Offices Held	Year Became Director
Kenneth Plotkin	59	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director	1994
Gerald Tucciarone	55	Chief Financial Officer, Treasurer and Secretary
John Casey	54	Vice President of Technology
Bernard Herman	83	Director	1996
Christopher G. Payan	36	Director	2003
Seymour G. Siegel	67	Director	2003

Kenneth Plotkin is one of our co-founders and has served as our Chairman of the Board, Chief Executive Officer and one of our directors since our inception in 1994.  He has been our President and Chief Operating Officer since September 27, 2004 and has also served in such offices from March 14, 2001 until May 1, 2002.  Mr. Plotkin served as our Secretary until June 20, 2001 and Vice-President of Marketing from August 2, 1994 until October 16, 2005.  He holds a BS and an MS in Electrical Engineering from the State University of New York at Stony Brook. We believe that Mr. Plotkin’s past business experience in addition to holding the position of CEO since 1994 give him the qualifications and skills necessary to serve as one of our directors.

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

John Casey has been our Vice President of Technology since January 1995.

Bernard Herman has served as one of our directors since 1996.  From 1979 to 1993, Mr. Herman was Chief Executive Officer of Okidata Corp. of Mount Laurel, New Jersey, a distributor of computer peripheral products.  Since then, he has served as a consultant with reference to computer products.  He is also an Arbitration Neutral for the American Arbitration Association and the National Association of Securities Dealers.  We believe that Mr. Herman’s business experience as the former Chief Executive Officer of Okidata Corp. gives him the qualifications and skills necessary to serve as one of our directors.

Christopher G. Payan has served as one of our directors since May 16, 2003.  Mr. Payan served as the Chief Executive Officer of Emerging Vision, Inc. (“EVI”), an optical retailer that operates nearly 150 franchised and company owned retail locations throughout the United States, from June 2004 through November 30, 2009 and a director of  EVI from March 2004 through November 30, 2009.  From October 2001 until June 2004, Mr. Payan served as the Senior Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of EVI.  From April 2002 until June of 2004, Mr. Payan served as Co-Chief Operating Officer of EVI.  Mr. Payan also serves on the Board of Directors of Newtek Business Services, Inc.  From March 1995 through July 2001, Mr. Payan worked for Arthur Andersen LLP, where he provided various audit, accounting, consulting and advisory services to various small and mid-sized private and public companies in various industries.  Mr. Payan is a certified public accountant and holds a Bachelor of Science degree, graduating Cum Laude, with Honors, from C.W. Post – Long Island University. We believe that Mr. Payan’s business experience as the former Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of Emerging Vision, Inc. (“EVI”) give him the qualifications and skills necessary to serve as one of our directors.

Seymour G. Siegel has served as one of our directors since May 16, 2003.  He is a Certified Public Accountant and since April 2000 had been a principal in the Business Consulting Group of Rothstein, Kass & Company, P.C., an accounting and consulting firm.  From 1974 to 1990 he was managing partner and founder of Siegel Rich and Co, P.C., CPAs which merged into Weiser & Co., LLC, where he was a senior partner. He formed Siegel Rich Inc. in 1994, which, in April, 2000, became a division of Rothstein, Kass & Company, P.C.  Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations.  He has served as a director and member of the audit committees of Barpoint.com, Oak Hall Capital Fund, Prime Motor Inns Limited Partnership and Noise Cancellation Technologies Inc., all public companies.  He is currently a director and chairman of the audit committee of EVI and Air Industries Inc.  He is also a member of the compensation committee of EVI. We believe that Mr. Siegel’s business expertise and experience and his accounting background give him the qualifications and skills necessary to serve as one of our directors.

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

Audit Committee Financial Expert

Our Board of Directors has determined that we have an "audit committee financial expert" (as defined by Item 407(d)(5) of Regulation S-K as promulgated by the Securities and Exchange Commission) serving on our Audit Committee.  Our audit committee financial expert is Seymour G. Siegel.  The directors who serve on the Audit Committee are "independent" directors based on the definition of independence in the listing standards of The Nasdaq Stock Market.

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

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations from such persons that no other reports were required, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended September 30, 2010.

ITEM 11. EXECUTIVE  COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for each of the fiscal years ended September 30, 2010 and 2009 for our Chief Executive Officer and two other most highly compensated executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compen- sation ($)		Total ($)

Kenneth Plotkin	2010	$172,386	$-	$-		$6,000	(2)	$178,386
President, Chairman of the Board, Chief Executive Officer, and Chief Operating Officer	2009	$183,186	$-	$-		$6,000	(2)	$189,186

Gerald Tucciarone	2010	$149,468	$-	$9,875	(1)(3)	-		$159,343
Treasurer, Chief Financial Officer, and Secretary	2009	$158,948	$-	$-		-		$158,948

John Casey	2010	$147,576	$-	$9,875	(1)(3)	-		$157,451
Vice President of Technology	2009	$156,936	$-	$-		-		$156,936

(1)
Represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC-718 (SFAS No. 123R).  See Note 1 of  Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for a description of the assumptions used in that computation. The actual value realized with respect to option awards will depend on the difference between the market value of our common stock on the date the option is exercised and the exercise price.

(2)	Represents non-cash compensation in the form of the use of a car and related expenses.

(3)
12,500 options were granted on April 26, 2010 at an exercise price of $1.27 and a fair value price of $0.79.  The options vest to the extent of 6,250 shares on April 26, 2011 and 6,250 shares on April 26, 2012 and expire on April 25, 2020.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning outstanding option awards held by our named executive officers as of the fiscal year ended September 30, 2010.

OPTION AWARDS
Number of Securities Underlying
Unexercised Options

Name	Exercisable	Unexercisable		Option Exercise Price ($) (1)	Option Expiration Date

Kenneth Plotkin	10,000	-		$1.16	10/01/2011
	10,000	-		$1.19	10/16/2012
	5,000	-		$3.32	8/09/2014
	120,000	80,000	(2)	$4.96	11/20/2016

Gerald Tucciarone	10,000	-		$1.05	10/01/2011
	22,500	-		$1.08	10/16/2012
	20,000	-		$4.62	2/11/2015
	20,000	10,000	(3)	$7.45	1/22/2017
		8,000	(4)	$1.64	6/26/2018
		12,500	(5)	$1.27	4/25/2020

John Casey	10,000	-		$1.05	10/01/2011
	30,000	-		$1.08	10/16/2012
	20,000	-		$4.62	2/11/2015
	12,000	4,000	(6)	$7.45	1/22/2017
	4,000	4,000	(7)	$4.13	12/26/2017
		5,000	(8)	$1.64	6/26/2018
		12,500	(9)	$1.27	4/25/2020

(1)	Calculated using the closing price of our common stock on the date of the grant.

(2)	80,000 options vest to the extent of 40,000 shares on November 20, 2010 and 40,000 shares on November 20, 2011.

(3)	10,000 options vest on February 1, 2011.

(4)	8,000 options vest to the extent of 4,000 shares on June 26, 2011 and 4,000 shares on June 26, 2012.

(5)	12,500 options vest to the extent of 6,250 shares on April 26, 2011 and 6,250 shares on April 26, 2012.

(6)	4,000 options on February 1, 2011.

(7)	4,000 options vest on December 26, 2010.

(8)	5,000 options vest to the extent of 2,500 shares on June 26, 2011 and 2,500 shares on June 26, 2012.

(9)	12,500 options vest to the extent of 6,250 shares on April 26, 2011 and 6,250 shares on April 26, 2012.

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

DIRECTOR COMPENSATION FOR 2010 FISCAL YEAR

The following table sets forth compensation paid to our non-employee directors for the fiscal year ended September 30, 2010:

Name	Fees Earned or Paid in Cash	Option Awards	Stock Awards		All Other Compensation	Total

Bernard Herman	$30,150	$-	-	(1)	$-	$30,150
Christopher G. Payan	$31,500	$-	-	(2)	$-	$31,500
Seymour G. Siegel	$40,500	$-	-	(3)	$-	$40,500

During fiscal year 2010, each of Bernard Herman, Christopher G. Payan and Seymour G. Siegel, each a non-employee director, received an annual retainer of $18,000, paid in quarterly installments in advance, and $1,350 for every Board meeting that he attended in person.   Additionally, the Chairman of the Audit Committee, Mr. Siegel, received an annual stipend of $9,000.

(1)	As of September 30, 2010, Mr. Herman held options to purchase 50,000 shares of the Company’s Common Stock and had awards of 8,994 shares of the Company’s Common Stock outstanding.
(2)	As of September 30, 2010, Mr. Payan held options to purchase 25,000 shares of the Company’s Common Stock.
(3)	As of September 30, 2010, Mr. Siegel held options to purchase 45,000 shares of the Company’s Common Stock and had awards of 5,000 shares of the Company’s Common Stock outstanding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth, to our knowledge based solely upon records available to us, certain information as of December 28, 2010 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each current director, (iii) each of the named executive officers, and (iv) all current executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class

Kenneth Plotkin
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	851,085	(1)(3)(4)	8.44%

Laura Aupperle
23 Sequoia Drive
Hauppauge, N.Y. 11788	common stock	705,892	(2)	7.00%

Dorothy Plotkin
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	551,660	(1)(4)	5.47%

John Casey
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	190,200	(5)	1.89%

Bernard Herman
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	68,994	(6)	*

Gerald Tucciarone
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	79,000	(7)	*

Christopher G. Payan
91 Cabot Court
Hauppauge, N.Y.	common stock	35,000	(8)	*

Seymour G. Siegel
91 Cabot Court
Hauppauge, N.Y.	common stock	60,000	(9)	*

All executive officers and
directors as a group (6) persons	common stock	1,284,279	(1)(3)(4)(5)(6)(7)(8)(9)	12.74%

* Denotes less than 1% percent

(1)
Dorothy Plotkin, wife of Kenneth Plotkin, beneficially owns 551,660 shares of our common stock or 5.47% of the outstanding shares of common stock.  Ownership of shares of our common stock by Mr. Plotkin does not include ownership of shares of our common stock by Mrs. Plotkin.  Likewise, ownership of shares of our common stock by Mrs. Plotkin does not include ownership of shares of our common stock by Mr. Plotkin.

(2)
To our knowledge, based upon Schedule 13G filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available, Laura Aupperle, the widow of Kenneth R. Aupperle, beneficially owns 705,892 shares of our common stock,  or 7.00% of the outstanding shares of our common stock.

(3)
Includes 185,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days.  Does not include  90,000 shares of our common stock issuable upon the exercise of incentive stock options  which are currently unexercisable or not exercisable within 60 days.

(4)
Does not include 18,000 shares of our common stock owned by the Plotkins' adult daughter. Does not include 4,000 shares of our common stock owned by the Plotkins' adult son.  Each of Mr. and Mrs. Plotkin disclaim beneficial ownership of all such 22,000 shares of our common stock.

(5)
Includes 80,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 21,500 shares of our common stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(6)
Includes 60,000 shares of our common stock issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days and 5,000 shares of common stock issued in lieu of options on November 26, 2008.

(7)
Includes 72,500 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 30,500 shares of our common stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(8)	Includes 35,000 shares of our common stock issuable upon the exercise of non-qualified stock options which are currently exercisable.

(9)
Includes 55,000 shares of our common stock issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days and 5,000 shares of common stock issued in lieu of options on November 26, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We occupy a facility located at 91 Cabot Court, Hauppauge, New York 11788 (the “Premises”) and use it for our executive offices and for the testing, storage and shipping of our products.  In February 1990, Hauppauge Computer Works, Inc., one of our wholly-owned subsidiaries (“HCW”) entered into a lease for said Premises  with Ladokk Realty Co. (together with its successor, Ladokk Realty Co., LLC, “Ladokk”), a real estate partnership principally owned by Mr. Plotkin, the holder of approximately 8.44% of our shares of common as of  December 28, 2010;  Mrs. Plotkin, the holder of approximately 5.47% of shares of our common stock as of  December 28, 2010; and Ms. Aupperle, believed by us to be the holder of approximately 7.00% of shares of our common stock as of  December 28, 2010.

The current lease for the Premises commenced as of September 1, 2006 and ends on August 31, 2011.  The current rent is $337,656  per annum, payable monthly, and is subject to an annual increase of 3% during the term.  The execution of the current lease was approved by our Board of Directors, following the recommendation of our Audit Committee.  Under the current lease HCW is obligated to pay for utilities, repairs to the premises, and taxes during the term.

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

The Company did not have any unpaid rent to this related party as of September 30, 2010.   Rent expense to related parties totaled approximately $329,979 and $318,270 for the fiscal years ended September 30, 2010 and 2009, respectively.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Messrs. Kenneth Plotkin, Bernard Herman,  Christopher G. Payan and Seymour G. Siegel.  Each of Messrs. Herman, Payan and Siegel is currently an “independent director” based on the definition of independence in Rule 5605(a)(2) of the  listing standards of The Nasdaq Stock Market.

Audit Committee

The Audit Committee of the Board of Directors is responsible for (i) recommending independent registered public accountants to the Board, (ii) reviewing our financial statements with management and the independent registered public accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent registered public accountants with regard to the adequacy of internal accounting controls.  The members of the Audit Committee currently are Messrs. Herman, Payan and Siegel, each of whom is an "independent" director based on the definition of independence in Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market.

Nominating Committee

The purpose of the Nominating Committee of the Board of Directors is to assist the Board of Directors in identifying and recruiting qualified individuals to become Board members and select director nominees to be presented for Board and/or stockholder approval.  The members of the Nominating Committee currently are Messrs. Herman, Payan and Siegel, each of whom is an "independent" director based on the definition of independence in Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market.

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

The members of the Compensation Committee currently are Messrs. Herman, Payan and Siegel , each of whom is an "independent" director based on the definition of independence in Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by BDO USA, LLP, our principal independent registered public accountants, for professional services rendered for the fiscal years ended September 30, 2010 and September 30, 2009, respectively:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees (1)	$181,000	$177,000
Audit-Related Fees (2)	-	125,000
Tax Fees (3)	18,000	23,000
All Other Fees	-	-
Total Fees	$199,000	$325,000

(1)
Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accountants in connection with   statutory and regulatory filings (including Form S-8) or engagements for the fiscal years ended   September 30, 2010 and September 30, 2009, respectively.

(2)
Audit-related fees consist of $106,000 in aggregate fees billed for professional services rendered for the audit of the PCTV business of Avid Technology, Inc., which the Company acquired on December 24, 2008,  $6,000 in aggregate fees billed for professional services rendered pertaining to a comment letter from the Securities and Exchange Commission and $13,000 in aggregate fees billed for professional services rendered for a VAT tax  matter related to our Ireland branch

(3)	Tax fees consist of aggregate fees billed for tax compliance and tax preparation for our federal and state tax filings. These fees are related to the preparation of our federal and state tax returns.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The following documents are included in Item 8 of this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of September 30, 2010 and 2009	F-3
Consolidated Statements of Operations
for the years ended September 30, 2010 and 2009	F-4
Consolidated Statements of Other Comprehensive Loss
for the years ended September 30, 2010 and 2009	F-5
Consolidated Statements of Stockholders’ Equity for the years
ended September 30, 2010 and 2009	F-6
Consolidated Statements of Cash Flows for the
years ended September 30, 2010 and 2009	F-7
Notes to Consolidated Financial Statements	F-8 to F23

(a)(2)   Financial Statement Schedules-N/A

(a)(3)   Exhibits.

Exhibit
Number	Description of Exhibit

2.1
Asset Purchase Agreement, dated October 25, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, Avid Technology International BV, and PCTV Corp. (13)

2.1.1
Buyer Parent Guaranty, dated October  25, 2008, by Hauppauge Digital Inc. to and for the benefit of Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, and Avid Technology International BV (13)

2.1.2
Amendment No. 1 to Asset Purchase Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, Avid Technology International BV, and PCTV Corp. (17)

2.1.3	Secured Promissory Note, dated December 24, 2008, made by PCTV Systems Sarl in favor of Avid Technology, Inc. (17)

2.1.4
Transition Services Agreement, dated December 24, 2008, by and among Hauppauge Digital Europe Sarl, PCTV Systems Sarl, Hauppauge Computer Works, Inc., Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, and Avid Technology International BV. (17)

2.1.5
Inventory and Product Return Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Avid Technology International BV, Hauppauge Computer Works, Inc. and Hauppauge Digital Europe Sarl (17)

2.1.6	Intellectual Property License Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc. and PCTV Systems Sarl (17)

2.1.7
Audited financial statements of the PCTV Business of Avid Technology, Inc. as of September 30, 2008 and December 31, 2007 and un-audited  pro forma financial statement of operations of Hauppauge Digital Inc. and the PCTV Business of Avid Technology, Inc. for the year ended  September 30, 2008.  (18)

3.1	Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 14, 2000 (15)
3.2	By-laws, as amended to date (2)
4.1	Form of Common Stock Certificate (1)
4.2	1994 Incentive Stock Option Plan (1)
4.3	1996 Non-Qualified Stock Option Plan (7)
4.4	1998 Incentive Stock Option Plan (7)
4.5	2000 Hauppauge Digital Inc. Performance and Equity Incentive Plan (3)
4.6	Hauppauge Digital Inc. Employee Stock Purchase Plan (4)
4.7	Stockholder Rights Agreement (5)
4.8	2003 Hauppauge Digital Inc. Performance and Equity Incentive Plan (6)
4.9	Amendment to 2003 Hauppauge Digital Inc. Performance and Equity Incentive Plan (12)
4.10	Amendment to the Hauppauge Digital Inc. Employee Stock Purchase Plan (4)
4.11	Second Amendment to the Hauppauge Digital Inc. Employee Stock Purchase Plan (4)
4.12	Third Amendment to the Hauppauge Digital Inc. Employee Stock Purchase Plan (12)
10.1	Employment Agreement, dated as of January 10, 1998, by and between Hauppauge Digital Inc. and Kenneth Plotkin (7)
10.1.1	Amendment to Employment Agreement with Kenneth Plotkin, dated April 10, 2008 (16)
10.2	Lease, dated February 7, 1990, between Ladokk Realty Company and Hauppauge Computer Works, Inc. (1)
10.2.1	Modification made February 1, 1996 to lease dated February 7, 1990 between Ladokk Realty Company and Hauppauge Computer Works, Inc. (7)
10.2.2	Lease, dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works, Inc. (8)
10.2.3	Amendment dated October 17, 2006 to lease dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works, Inc. (9)
10.3
Fourth Amended and Restated Promissory Note, dated as of December 2, 2008, made payable by Hauppauge Computer Works, Inc. to the order of JP Morgan Chase Bank, N.A. in the original principal amount of Seven Hundred Thousand ($700,000) Dollars. (14)

10.3.1	Guaranty, dated as of December 1, 2005, by Hauppauge Digital Inc. in favor of JPMorgan Chase Bank, N.A. (11)
10.3.2	Share Pledge Agreement, dated as of December 1, 2005, among Hauppauge Digital Inc., JPMorgan Chase Bank, N.A. and Hauppauge Digital Europe Sarl (11)
10.3.3	Pledge Security Agreement, dated as of December 2, 2008, by Hauppauge Computer Works, Inc. and JP Morgan Chase Bank, N.A. (14)
14	Code of Ethics, as amended to date (10)
21	Subsidiaries
23	Consent of BDO USA, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Denotes document filed as an Exhibit to our Registration Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.
(2)	Denotes document filed as an Exhibit to our Form 8-K dated December 26, 2007 and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No. 333-46906), and incorporated herein by reference.
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

(7)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2003 (File Number: 001-13550, Film Number: 031073457) and incorporated herein by reference.

(8)	Denotes document filed as an Exhibit to our Form 10-Q for the period ended March 31, 2004 (File Number: 001-13550, Film Number: 04809252) and incorporated herein by reference.
(9)	Denotes document filed as an Exhibit to our Form 8-K dated October 17, 2006 and incorporated herein by reference.
(10)	Denotes document filed as an Exhibit to our Form 8-K dated August 23, 2004 (File Number: 001-13550, Film Number: 04995501) and incorporated herein by reference.
(11)	Denotes document filed as an Exhibit to our Form 8-K dated December 6, 2005 and incorporated herein by reference.
(12)	Denotes document filed as an Exhibit to our Form 8-K dated October 17, 2006 and incorporated herein by reference.
(13)	Denotes document filed as an Exhibit to our Form 8-K dated October 25, 2008 and incorporated herein by reference.
(14)	Denotes document filed as an Exhibit to our Form 8-K dated December 12, 2008 and incorporated herein by reference.
(15)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2006, and incorporated herein by reference.
(16)	Denotes document filed as an Exhibit to our Form 8-K dated April 10, 2008, and incorporated herein by reference.
(17)	Denotes document filed as an Exhibit to our Form 8-K dated December 24, 2008, and incorporated herein by reference.
(18)	Denotes document filed as an Exhibit to our Form 8-K-A dated March 9, 2009, and incorporated herein by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2010 and 2009	F-3

Consolidated Statements of Operations
for the years ended September 30, 2010 and 2009	F-4

Consolidated Statements of Other Comprehensive Loss
for the years ended September 30, 2010 and 2009	F-5

Consolidated Statements of Stockholders’ Equity for the years ended
September 30, 2010 and 2009	F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 2010 and 2009	F-7

Notes to Consolidated Financial Statements	F-8 to F-23

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hauppauge Digital Inc. and Subsidiaries
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Hauppauge Digital Inc. and Subsidiaries as of September 30, 2010 and 2009 and the related consolidated statements of operations, other comprehensive loss, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the management of Hauppauge Digital Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital Inc. and Subsidiaries at September 30, 2010 and 2009 and the results of their operations and their  cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
BDO USA, LLP

Melville, New York
December 29, 2010

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$7,057,904	$8,368,342
Accounts receivable, net of various allowances	4,403,194	9,770,584
Other non trade receivables	2,355,834	4,116,392
Inventories	11,450,565	8,616,800
Deferred tax asset-current	1,310,204	1,297,574
Prepaid expenses and other current assets	980,087	928,680
Total current assets	27,557,788	33,098,372

Intangible assets, net	3,941,266	4,696,102
Property, plant and equipment, net	544,959	757,488
Security deposits and other non-current assets	106,241	108,088
Deferred tax asset-non current	610,734	887,611
Total assets	$32,760,988	$39,547,661

LIABILITIES AND STOCKHOLDERS' EQUITY :

Current Liabilities:
Accounts payable	$7,306,221	$12,478,625
Accrued expenses – fees	4,955,540	5,935,606
Accrued expenses	10,266,495	7,949,203
Note payable	0	625,045
Income taxes payable	252,090	224,316
Total current liabilities	22,780,346	27,212,795

Commitments and contingencies

Stockholders' Equity
Common stock $.01 par value; 25,000,000 shares authorized,
10,842,274 and 10,814,042 issued, respectively	108,423	108,140
Additional paid-in capital	17,739,330	17,276,651
Retained earnings (deficit)	(1,050,886)	795,674
Accumulated other comprehensive loss	(4,410,677)	(3,441,262)
Treasury Stock at cost, 760,479 and 759,579 shares, respectively	(2,405,548)	(2,404,337)
Total stockholders' equity	9,980,642	12,334,866
Total liabilities and stockholders’ equity	$32,760,988	$39,547,661

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2010	2009

Net sales	$56,918,617	$59,344,538
Cost of sales	38,486,848	46,557,904
Gross profit	18,431,769	12,786,634

Selling, general and administrative expenses	15,579,080	16,117,590
Research and development expenses	4,458,915	4,421,935
Loss from operations	(1,606,226)	(7,752,891)

Other Income:
Interest income	5,373	14,217
Interest expense	(4,340)	(62,557)
Foreign currency	227,902	670,760
Total other income	228,935	622,420
Loss before tax provision	(1,377,291)	(7,130,471)
Deferred tax expense (benefit)	264,247	(164,501)
Current income tax expense	205,022	177,051
Net loss	$(1,846,560)	$(7,143,021)

Net loss per share:
Basic and Diluted	$(0.18)	$(0.71)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	Years ended September 30,
Other comprehensive loss :	2010	2009

Net loss	$(1,846,560)	$(7,143,021)
Forward exchange contracts marked to market	-	16,545
Foreign currency translation loss	(969,415)	(94,937)
Other comprehensive loss	$(2,815,975)	$(7,221,413)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	Common Stock				Accumulated
	Number		Additional	Retained	Other
	Of		Paid-in	Earnings	Comprehensive	Treasury
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Stock	Total
BALANCE AT SEPTEMBER 30, 2008	10,784,717	$107,847	$16,709,201	$7,938,695	$(3,362,870)	$(2,404,337)	$18,988,536
Net loss for the year ended September 30, 2009	-	-	-	(7,143,021)	-	-	(7,143,021)
Stock compensation	-	-	538,685	-	-	-	538,685
Foreign currency translation loss	-	-	-	-	(94,937)	-	(94,937)
Change in fair value of forward contracts	-	-	-	-	16,545	-	16,545
Stock issued through Employee Stock Purchase plan	29,325	293	28,765	-	-	-	29,058
BALANCE AT SEPTEMBER 30, 2009	10,814,042	$108,140	$17,276,651	$795,674	$(3,441,262)	$(2,404,337)	$12,334,866
Net loss for the year ended September 30, 2010	-	-	-	(1,846,560)	-	-	(1,846,560)
Stock compensation	-	-	435,133	-	-	-	435,133
Purchase of treasury stock	-	-		-	-	(1,211)	(1,211)
Exercise of stock options	13,625	136	16,023	-	-	-	16,159
Foreign currency translation loss	-	-	-	-	(969,415)	-	(969,415)
Stock issued through Employee Stock Purchase plan	14,607	147	11,523	-	-	-	11,670
BALANCE AT SEPTEMBER 30, 2010	10,842,274	$108,423	$17,739,330	$(1,050,886)	$(4,410,677)	$(2,405,548)	$9,980,642

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2010	2009

Cash Flows From Operating Activities:
Net loss	$(1,846,560)	$(7,143,021)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	271,455	280,610
Amortization of intangible assets	754,836	566,127
Inventory reserve	290,000	360,000
Bad debt expense	70,000	35,000
Sales reserve-net	259,240	135,537
Stock compensation expense-employees	435,133	538,685
Deferred tax expense (benefit)	264,247	(164,500)
Other non cash items	1,847	(5,820)
Changes in current assets and liabilities:
Accounts receivable and other non trade receivables	5,360,314	(5,219,333)
Inventories	(2,346,246)	3,669,643
Prepaid expenses and other current assets	(73,461)	164,726
Accounts payable	(5,079,294)	1,978,439
Accrued expenses and income taxes	1,353,175	3,577,766
Total adjustments	1,561,246	5,916,880
Net cash used in operating activities	(285,314)	(1,226,141)

Cash Flows From Investing Activities:
Purchase of PCTV assets	(511,332)	(4,506,225)
Purchases of property, plant and equipment	(62,792)	(41,679)
Net cash used in investing activities	(574,124)	(4,547,904)

Cash Flows From Financing Activities:
Proceeds from employee stock purchases	27,829	29,058
Purchase of treasury stock	(1,211)	-
Net cash provided by financing activities	26,618	29,058
Effect of exchange rates on cash	(477,618)	(78,392)
Net decrease in cash and cash equivalents	(1,310,438)	(5,823,379)
Cash and cash equivalents, beginning of year	8,368,342	14,191,721
Cash and cash equivalents, end of year	$7,057,904	$8,368,342
Supplemental disclosures:
Interest paid	$4,340	$62,557
Income taxes paid	$163,091	$60,880
Note payable to Avid Technology, Inc.	-	$2,500,000

See accompanying notes to consolidated financial statements

1. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Hauppauge Digital Inc. (the “Company”) and its wholly-owned subsidiaries, Hauppauge Computer Works, Inc., HCW Distributing Corp., Hauppauge Digital Inc. Taiwan, PCTV Systems Sarl, its branch PCTV Systems GmbH, Hauppauge Digital Europe Sarl, its branch Hauppauge Digital Europe Sarl Ireland and Hauppauge Digital Europe Sarl’s wholly-owned subsidiaries, Hauppauge Digital Asia Pte Ltd, Hauppauge Computer Works, GmbH, Hauppauge Computer Works, Ltd. and Hauppauge Computer Works Sarl. All inter-company accounts and transactions have been eliminated.

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

	Twelve months ended September 30,
	2010	2009
Product line sales
Analog sales	$1,498,046	$1,829,752
Digital	45,484,110	55,770,304
Other non TV tuners products	9,936,461	1,744,482
Total sales	$56,918,617	$59,344,538

The Company sells its product through a domestic and international network of distributors and retailers. Net sales to international and domestic customers were approximately 54% and 46% and 52% and 48% of total sales for the years ended September 30, 2010 and 2009, respectively.

Net sales to customers by geographic location consist of:

	Years ended September 30,
Sales to:	2010	2009
The Americas	46%	48%
Northern Europe	9%	7%
Southern Europe	15%	17%
Central and Eastern Europe	28%	25%
Asia	2%	3%
Total	100%	100%

Net long lived assets located in the United States, Europe and Asia locations were approximately 54%, 39% and 7% of total net long lived assets, respectively, at September 30, 2010, and 55%, 38% and 7%, respectively, at September 30, 2009.

Subsequent Events

Management has evaluated subsequent events after the balance sheet date through the issuance of the financial statements for appropriate accounting and disclosure through the filing date of our Form 10-K.

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

Revenue Recognition

The Company sells through a sales channel which is comprised of retailers, PC manufacturers and distributors. The majority of the Company’s customers are granted lines of credit. The product is shipped on account with the majority of customers typically given 30 to 60 day payment terms. Those customers deemed as large credit risks either pay in advance or issue the Company a letter of credit.

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

Income taxes

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements.     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized. The Company adopted ASC 740-10 (Financial Accounting Standards Board (“FASB”) Interpretation No. 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) effective October 1, 2007.  Under ASC740-10 ( FIN 48), tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. As of September 30 2010 and 2009, the Company did not have any uncertain tax positions, and the Company does not expect ASC 740-10 (FIN 48) to have a significant impact on its results of operations or financial position during the next 12 months.  As permitted by ASC-740-10(FIN 48), the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an interest expense in arriving at pre-tax income.

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

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency.  Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end.  Income statement accounts are translated at the average rate during the year.   Translation adjustments arising from the translation to U.S. Dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity.  Gains and losses resulting from  transactions that are denominated in currencies other than Euros are included in earnings as a component of other income.  The Company had a translation loss of $3,441,262 recorded on the balance sheet as of September 30, 2009. For the twelve months ended September 30, 2010 the Company recorded on the balance sheet translation losses of $969,415, resulting in an accumulated translation loss of $4,410,677 recorded as a component of accumulated other comprehensive income as of September 30, 2010.

Derivatives and Hedging Activities

For each of the fiscal years ended September 30, 2010 and 2009, at least 40 % of the Company’s sales were generated by its European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since the Company predominantly deals with North American and Asian suppliers and contract manufacturers, approximately 95% of the Company’s inventory required to support its European sales are purchased and paid in U.S. Dollars. The combination of sales billed in Euros supported by inventory purchased in U.S. dollars results in an absence of a natural local currency hedge. Consequently, the Company’s financial results are subject to market risks resulting from the fluctuations in the Euro  to  U.S. Dollar exchange rates.

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

As of September 30, 2010 and 2009 the Company had no open contracts outstanding.

The Company’s accounting policies for these instruments designate such instruments as cash flow hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative gains and losses on the balance sheet as a component of stockholders’ equity under the caption “Accumulated other comprehensive loss,”.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash,  receivables and accounts payable, approximate fair value as of September 30, 2010 and 2009 because of the relatively short term maturity of these instruments. The Company believes that borrowings outstanding under its note payable approximate fair value due to the short-term duration of the loan.

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

	Years ended September 30,
	2010	2009
Weighted average Common Stock outstanding-basic	10,066,637	10,045,449
Common Stock equivalents-stock options	-	-
Weighted average shares outstanding-diluted	10,066,637	10,045,449

Options to purchase 1,454,442 and 1,522,394 shares of Common Stock at prices ranging $1.05 to $7.45 and   $1.08 to $8.75, respectively, were outstanding as of September 30, 2010  and 2009, respectively, but were not included in the computation of diluted net income  per share of Common Stock  because they were anti-dilutive.

Stock Based Compensation

The Company follows FASB ASC-718 (SFAS No. 123R), “Share-Based Payments”  where  the fair value of stock options are determined using the Black-Scholes valuation model  and such fair value is recognized as an expense over the service period, net of estimated forfeitures.

The Company had as of September 30, 2010 options issued from four incentive option plans and one non qualified option plan. These options typically vest over a period of four to five years. Options granted  have a contract term of 10 years and  the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions based on historical data of the Company’s stock.

Stock option grant assumptions:	2010	2009
Weighted average fair value of grants	$0.55	$0.70
Risk free interest rate	2.69%	4.25%
Dividend yield	-	-
Expected volatility	50%	50%
Expected life in years	7	7

As of September 30, 2010, there was $501,671 of total unrecognized compensation expense net of estimated forfeitures, related to non-vested share based compensation arrangements which is expected to be recognized over a weighed average period of 4 years. The total fair value of options vested during the years ended September 30, 2010 and 2009 was $435,133 and $538,685.  For September 30, 2010 and 2009, stock compensation expense of $278,549 and $347,069 have been recorded to SG&A expense and $156,584 and $191,616 have been recorded to research and development expense.

In recognition that stock compensation is a non-cash expense, the effect of expensing options had no affect on the Company’s cash flow.  However, it was reflected in the Company’s cash flow statement as a non-cash item which was added back in the determination of cash flows from operating activities.

A summary of the Company’s non-vested shares as of September 30, 2010 and changes during the twelve months ended September 30, 2010 is presented below:

		Weighted
		Grant date
	Shares	Fair value
Non-vested as of October 1, 2009	465,000	$2.70
Granted	195,250	0.55
Vested	(186,080)	2.34
Forfeited	(84,524)	4.11
Non-vested as of September 30, 2010	389,646	$1.29

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
 The Company is obligated to provide the licensor with reports which quantify the licenses used and in certain cases the Company is subject to periodic audits. The licensing fees are accounted for as a component of product cost and are charged to cost of sales.

Recent Accounting Pronouncements

In January 2010, the FASB issued an accounting standard update amending the disclosure requirements for financial instruments under fair value. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The update provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

In September 2009, the FASB issued a standard which modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

2.	Accounts receivable

Receivables consist of:

•	Trade receivables from sales to customers
•	Receivables pertaining to component parts purchased from the Company by its contract manufacturers which are excluded from sales
•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by the Company’s Asian and European locations
•	Allowances, consisting of sales and bad debt
•	Other minor non trade receivables

The following is a listing by category of the Company’s accounts receivable as of September 30, 2010 and 2009.

	As of September 30,
Receivable detail:	2010	2009
Trade receivables	$9,123,726	$13,893,804
Allowance for doubtful accounts	(383,773)	(823,220)
Sales reserve	(4,336,759)	(3,300,000)
Net trade receivables	$4,403,194	$9,770,584

Receivable from contract manufacturers	$1,846,949	$2,933,918
GST and VAT taxes receivables	439,745	1,134,331
Other	69,140	48,143
Total other non trade receivables	$2,355,834	$4,116,392

3.  Inventories

Inventories consist of the following:

	September 30,
	2010	2009
Component Parts	$3,565,643	$2,799,723
Finished Goods	7,884,922	5,817,077
	$11,450,565	$8,616,800

4. Property, Plant and Equipment

The following is a summary of property, plant and equipment:

	September 30,
	2010	2009
Office Equipment and Machinery	$3,793,797	$3,780,398
Leasehold Improvements	150,870	115,870
	3,944,667	3,896,268
Less: Accumulated depreciation and amortization	(3,399,708)	(3,138,780)
	$544,959	$757,488

Depreciation and amortization expense totaled $ 271,455 and $ 280,610 for the years ended September 30, 2010 and 2009, respectively.

5. Intangible Assets

The following is a summary of intangible assets as of September 30, 2009 and 2010

			Net	Weighted
As of September 30, 2009	Purchase	Accumulated	Book	average remaining
Asset description	cost	Amortization	Value	life (in years)
Customer relationships	$1,644,353	$(102,772)	$1,541,581	11.25
Value of technology	1,849,897	(198,203)	1,651,694	6.25
Covenant not to compete	1,767,979	(265,152)	1,502,827	4.25
Total intangible assets	$5,262,229	$(566,127)	$4,696,102	8.45

			Net	Weighted
As of September 30, 2010	Purchase	Accumulated	Book	average remaining
Asset description	cost	Amortization	Value	life (in years)
Customer relationships	$1,644,353	(239,801)	$1,404,552	10.25
Value of technology	1,849,897	(462,474)	1,387,423	5.25
Covenant not to compete	1,767,979	(618,688)	1,149,291	3.25
Total intangible assets	$5,262,229	$(1,320,963)	$3,941,266	7.64

Amortization expense totaled $754, 836 and $566,127 for the years ended September 30, 2010 and 2009.  Amortization expense is expected to be approximately $755,000 for each of the fiscal years ended September 30, 2011, 2012  and  2013 respectively,  $490,000 for  the fiscal year ended September 30, 2014 and  $401,000 for the year ended September 30, 2015.

6.  Accrued Expenses –Fees

The Company uses software and technology purchased or licensed from third parties in certain of the Company’s products.  The Company enters into agreements for these technologies, and incurs a fee for each product sold that includes the technology. The Company recognizes and estimates the amount of fees owed to third parties based on products sold that include software and technology purchased or licensed from these third parties.  The Company uses all available applicable information in determining these estimates and thus the accrued amounts are subject to change as new information is made available to the Company.  In the third quarter of fiscal 2010, the Company reduced its accrued expense fees by approximately $2,200,000 due to changes in estimates and settlements.  In the fourth quarter of fiscal 2010 the Company corrected an error associated with prior periods. This correction resulted in a reduction to accrued expense fees of approximately $382,000 and a corresponding decrease to cost of sales. The Company did not deem this adjustment to be material to any prior period based on both qualitative and quantitative factors.

For fiscal 2010 there was $1,705,067 in fees were charged to cost of sales net of any changes in estimates reflected in the current year,  and $2,711,271 in fees were paid to various third parties.   For fiscal 2009 $2,694,648 in fees were charged to cost of sales and $2,545,587 in fees were paid to various third parties.   As of September 30, 2010 and September 30, 2009 the amount of Accrued expense fees amounted to $4,955,540 and $5,935,606, respectively.

7.  Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs and for which no invoice has been rendered.   Included in accrued expenses are accruals for product costs of $6,511,733 and $4,995,109 as of September 30, 2010 and 2009, respectively;  accruals for sales costs relating to a sales rebate program  of $1,274,150 and  $1,104,992  as of  September 30, 2010 and 2009, respectively; accruals  for  freight and duty expenses of  $1,311,577 and $1,020,432  as of  September 30, 2010 and 2009, respectively;  accruals for  compensation costs of $291,789 and $343,325 as of  September 30, 2010 and 2009, respectively;  accruals for  warranty repair costs of  $276,520 and $283,507 as of  September 30, 2010 and 2009, respectively  and  accruals for advertising and marketing costs of $316,396 and $294,942  as of  September 30, 2010 and 2009, respectively.

8. Income Taxes

The Company’s income tax provision consists of the following:

	Years ended September 30,
	2010	2009
Current tax expense:
State income taxes	$40,000	40,000
Foreign income taxes	165,022	137,050
Total current tax expense	205,022	177,050
Deferred tax expense (benefit)
Federal	236,432	(147,184)
State	27,815	(17,316)
Total deferred tax expense (benefit)	264,247	(164,500)
Total tax provision	$469,269	$12,550

Components of deferred taxes are as follows:

	Years ended September 30,
	2010	2009
Net operating loss domestic	$317,759	$388,989
Net operating loss foreign	475,693	475,693
Sales reserve	426,630	328,119
Inventory obsolescence	582,908	705,932
Allowance for bad debts	145,834	312,824
Vacation accrual	24,588	24,588
Warranty reserve	9,158	9,158
263 A inventory capitalization	121,086	115,650
Depreciation	32,732	14,822
Goodwill	94,336	114,856
AMT credit	177,704	170,247
R&D credit	396,174	407,971
Subtotal	2,804,602	3,068,849
Valuation allowance	(883,664)	(883,664)
Net deferred tax assets	$1,920,938	$2,185,185

 In evaluating the future realization of our deferred tax asset and the corresponding valuation allowance as of September 30, 2010, we took into consideration:

•	the Company’s domestic operations had taxable income for four out of the last five fiscal years
•	including royalties paid to the Company’s domestic operations by the Company’s European subsidiary, the Company anticipates taxable income for its domestic operations for fiscal 2011
•	the Company’s history of utilization of prior domestic net operating losses

After evaluating the circumstances listed above, it was the Company’s opinion that its net deferred tax asset net of $1,920,938 is realizable as of September 30, 2010.

As of September 30, 2010 the Company had $836,208 in unrestricted domestic net operating losses.  As of September 30, 2010 the Company had tax credit carry forwards for research and development expenses totaling $396,174 (which expires between 2010 and 2014) which have a full valuation allowance recorded against them.  Our net deferred tax asset is primarily attributable to our Hauppauge Computer Works Inc. domestic operations and consists of primarily of timing differences.   In addition there are foreign net operating losses which have a full valuation allowance recorded against them.

No provision has been made for income taxes on substantially all of the undistributed earnings of the Company’s foreign subsidiaries of approximately $5,982,202 at September 30, 2010 as the Company intends to indefinitely reinvest such earnings.

The difference between the actual income tax provision (benefit) and the tax provision computed by applying the Federal statutory income tax rate of 34% to the income before income tax is attributable to the following:

	Years ended September 30,
	2010	2009
Income tax expense at federal statutory rate	$(468,279)	$(2,424,360)
Change in estimate of prior year income taxes	(8,231)	(178,025)
Permanent differences-life insurance	1,700	1,700
Permanent differences-compensation expense	147,945	183,153
Permanent differences-other	1,700	1,190
State income taxes, net of federal benefit	54,215	9,084
Foreign earnings taxed at rates other than the federal statutory rate	751,276	2,430,294
Other	(11,057)	(10,486)
Taxes (benefit) on income (loss)	$469,269	$12,550

The Company’s Luxembourg corporation functions as the entity which services the Company’s European customers. The Company has separate domestic and foreign tax entities, with the Luxembourg entity paying a royalty fee to the Company’s domestic operation for use of the Hauppauge name.

Including royalty fees charged to the Company’s European subsidiary, the Company’s domestic operation incurred pretax income of $346,984 and $406,646 for the years ended September 30, 2010 and 2009.   The Company’s international operations had pretax net loss including royalty fees of $ 1,724,275 and $7,537,116 for the years ended September 30, 2010 and 2009.

9. Stockholders’ Equity

a.  Treasury Stock

The Company’s Board of Directors approved a stock repurchase program which allows for the repurchase of 1,200,000 shares under the plan.  As of  September 30, 2010, the Company  held 760,479  treasury shares purchased for $2,405,548 at an average purchase price of approximately $3.16 per share

b. Stock Compensation Plans

On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company’s stockholders on March 5, 1996.  The 1996 Non-Qualified Plan authorizes the grant of 500,000 shares of Common Stock, subject to adjustment as provided in the plan. The plan expired on March 5, 2006 and no more options can be issued under this plan.  This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue  Code.  As of September 30, 2010 and 2009,  138,000 and 181,400  options ranging in prices from $1.08  to $4.13 were outstanding under the 1996 Non-Qualified Plan.

On December 17, 1997, the Company’s Board of Directors adopted and authorized a new incentive stock option plan (“1997 ISO”) pursuant to section 422A of the Internal Revenue Code.   This plan was approved by the Company’s stockholders at the Company’s  March 12, 1998 annual stockholders’ meeting. The 1997 ISO plan as adopted authorizes the grant of up to 700,000 shares of Common Stock, subject to adjustment as provided in the plan. This plan terminated on December 16, 2007 and no further options can be issued under this plan.  As of September 30, 2010 and 2009, 154,267 and 168,360 options were outstanding with exercise price of $1.08 as of September 30, 2010 and from $1.08 to $ 8.75 as of September 30, 2009.

The Company’s Board of Directors, on May 9, 2000, adopted the 2000 Performance and Equity Incentive Plan (the “2000 Plan”). This plan was approved by the stockholders at the Company’s July 18, 2000 annual stockholders’ meeting. The purpose of the 2000 Plan is to attract, retain and motivate key employees, directors and non-employee consultants.

The 2000 Plan as adopted reserves 500,000 shares of Common Stock to be issued pursuant to stock options grants or other awards, subject to adjustment for any merger, reorganization, consolidation, recapitalization, stock dividend, stock split or any other changes in corporate structure affecting the Common Stock. This plan is to be administered by the Board of Directors. Grants of awards to non-employee directors require the approval of the Board of Directors.

The 2000 plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options.  Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company’s combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors, or a committee thereof, and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000.  As of September 30, 2010 and 2009, 154,267 and 188,867 options were outstanding from this plan ranging in prices from $1.05 to $1.375 as of September 30, 201 0 and $1.05 to $ 5.78 as of September 30, 2009.

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

The 2003 Plan as adopted reserves up to 500,000 shares of Common Stock to be issued pursuant to stock options grants or other awards, subject to adjustment for any merger, reorganization, consolidation,  recapitalization, stock dividend, stock split or any other changes in corporate structure affecting the Common  Stock.  All of the Common Stock which may be awarded under the 2003 Plan may be subject to delivery  through Incentive Stock Option Plans. The 2003 Plan will be administered by the Board of Directors or a Committee thereof composed of two or more members who are non-employee Directors (the “Committee”).  Grants of awards under the 2003 Plan to non-employee Directors require the approval of the Board of Directors. On September 5, 2006 the Company’s Board of Directors approved an amendment which increased the number  of shares of Common Stock  authorized and reserved for issuance under the plan by an additional 1,000,000 shares. The amendment was approved by the Company’s stockholders at the Company’s  October 17, 2006 Annual Stockholders Meeting.

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

This plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options. Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company’s combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000. Any fair value at the time of grant that exceeds $100,000 in any calendar year will not be deemed as incentive stock options. As of September 30, 2010 and 2009, 1,115,750 and 951,500 were outstanding from this plan ranging in prices from $0.95 to $7.45 as of September 30, 2010 and $1.24 to $ 7.45 as of September 30, 2009.

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

Stock Appreciation Rights may be granted in conjunction with all or part of any stock option granted under the 2003 Plan or independent of a stock option grant. Stock Appreciation Rights shall be subject to such terms and conditions as shall be determined by the Board or the Committee. Upon the exercise of a Stock Appreciation Right, a holder shall be entitled to receive an amount in cash, Common Stock, or both, equal in value to the excess of the fair market value over the option exercise price per Common Stock. Shares of Restricted Stock may also be issued either alone or in addition to other amounts granted under the 2003 Plan. The Board or the Committee shall determine the officers, key employees and non-employee consultants to whom and the time or times at which grants of Restricted Stock will be made, the number of shares to be awarded, the time or times within which such awards may be subject to forfeiture and any other terms and conditions of the awards. Long term performance awards may be awarded either alone or in addition to other awards granted under the 2003 Plan. The Board or the Committee shall determine the nature, length, and starting date of the performance period which shall generally be at least two years. The maximum award for any individual with respect to any one year of any applicable performance period shall be 100,000 shares of Common Stock.

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

The Company’s Board of Directors on May 9, 2000 adopted the Employee Stock Purchase Plan. This plan was approved by the Company’s stockholders’ at the Company’s July 18, 2000 annual stockholders’ meeting. This plan is intended to provide the Company’s full- time employees an opportunity to purchase an ownership interest in the Company through the purchase of Common Stock. The Company had reserved 100,000 shares of Common Stock for issuance under the plan. This plan is to be administered by the Board of Directors. Employees who have completed six months of employment and who work more than 20 hours per week for more than five months in the year are eligible to participate in the plan. The employee may elect to payroll deductions up to 10% per pay period. The purchase price shall either be the lower of 85% of the closing price on the offering commencement date or the offering termination date. No employee will be granted an option to purchase shares of Common Stock if such employee would own shares or holds options to purchase shares which would cause the employee to own more than 5% of the combined voting power of all classes of stock. Non-employees are not eligible to participate. The plan’s initial termination date was December 31, 2003. The maximum number of shares that may be issued in any quarterly offering is 10,000, plus un-issued shares from prior offerings whether offered or not. At the Company’s September 6, 2002 stockholders’ meeting, the Company’s stockholders’ approved an increase in shares reserved under this plan to 180,000, and extended the plan termination date to December 31, 2004. At the Company’s September 27, 2004 stockholders’ meeting the Company’s stockholders’ approved an increase in shares reserved under this plan to 260,000, and extended the plan termination date to December 31, 2006. On May 25, 2006 the Company’s Board of Directors approved a third amendment to the plan increasing the number of shares available to 420,000 and extending the expiration date of the plan to December 31, 2010. The amendment was approved by the Company’s stockholders’ at the Company’s October 17, 2006 annual stockholders’ meeting. As of September 30, 2010 and 2009, 218,896 and 204,289 shares of Common Stock were purchased under this plan.

A summary of the of the Company’s fixed options plans as of September 30, 2010 and 2009  and changes during the years ending those dates is presented below:
					Weighted
		Weighted		Weighted	average
		Average		Average	contracted	Aggregate
		Exercise	Non	Exercise	term	intrinsic
	ISO	Price	Qualified	Price	(years)	value

Balance at September 30, 2008	1,580,769	$3.99	186,975	$3.53
Granted	95,000	1.24	-	-
Forfeited	(334,775)	3.85	(5,575)	1.08
Balance at September 30, 2009	1,340,994	$3.77	181,400	$3.64
Granted	195,250	0.55	0	0.00
Forfeited	(206,177)	4.19	(43,400)	4.67
Exercised	(13,625)	1.27	0	1.08
Balance at September 30, 2010	1,316,442	$3.32	138,000	$3.31	6.53	-
Options exercisable at September 30, 2010	863,942	$3.91	138,000	$3.31	5.68	-

The aggregate intrinsic value of options exercised during the year ended September 30, 2010 was approximately $22,000.  There were no options exercised during fiscal 2009.

c. Stockholders’ Rights Agreements

On July 19, 2001, the Company’s Board of Directors adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of July 20, 2001 (the "Rights Agreement") between the Company and North American Transfer Company as Rights Agent. Pursuant to the Rights Agreement, one Right was issued for each share of Common Stock of the Company outstanding as of August 5, 2001. Each of the Rights entitles the registered holder to purchase from the Company one share of Common Stock at a price of $11.00 per share, subject to adjustment. The Rights generally will not become exercisable unless and until, among other things, any person acquires 10% to 12% or more of the outstanding Common Stock or makes a tender offer to acquire 10% or more of the outstanding Common Stock. The 10% threshold will not be applicable to institutional investors who stay below a 20% ownership level and who report their ownership on a Schedule 13G under the Securities Exchange Act of 1934. In addition, stockholders of more than 10% of the Common Stock as of July 19, 2001 were grandfathered at their then current level plus 1% unless they later fall below the 10% threshold. The Rights are redeemable under certain circumstances at $0.001 per Right and will expire, unless earlier redeemed or extended, on July 19, 2011.

10. Significant Customer Information

For fiscal 2010 there was no one customer that accounted for over 10% of our net sales. For fiscal 2009, the Company had one customer, D&H Distributing, that accounted for  approximately 12% of our net sales.

11.  Related  Party Transactions

The Company occupies a facility located in Hauppauge, New York for its executive offices and for the testing, storage and shipping of its products. Hauppauge Computer Works, Inc., (“HCW”) leases the premises (the “1990 Lease”), from Ladokk Realty Co., a real estate partnership which is principally owned by Kenneth Plotkin, the Company’s President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer and a stockholder of the Company, Dorothy Plotkin, the wife of Kenneth Plotkin and a stockholder of the Company and Laura Aupperle, the widow of Kenneth Aupperle, a founder and former President of the Company. The Company is obligated to pay real estate taxes and operating costs of maintaining the premises subject to the 1990 Lease.

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

The purchase price consisted of $2,238,000 payable in cash; $2,500,000 payable pursuant to Promissory Note, dated December 24, 2008, made payable by the Buyer to Avid (the “Note”) and the assumption of certain liabilities.  The principal amount due pursuant to the Note  was payable in 12 equal monthly installments of $208,333. The first such payment was due and paid on January 24, 2009 and the last payment was made on December 23, 2009.   Interest on the outstanding principal amount of the Note was payable at a rate equal to (i) from December 24, 2008 until the Maturity Date (as defined in the Note), five percent (5%), (ii) from and after the Maturity Date, or during the continuance of an Event of Default (as defined in the Note), at seven percent (7%).

The $4,738,000 paid to the seller, Avid Technology, Inc., consisted of $2,238,000 paid at the closing and $2,500,000 paid pursuant to a note payable.  As of   September 30, 2009, the note payable to Avid Technologies Inc. was $625,045. The note was paid in full on December 24, 2009.  The interest paid on the note was $3,968 and $62,557 for twelve months ended September 30, 2010 and 2009.

The  purchase price and the allocation of the purchase price is presented below.

Purchase Price Paid
Cash paid to seller	$4,738,000
Warranty liability assumed	262,000
Direct acquisition costs paid	486,578
Total purchase price	$5,486,578

Allocation of Purchase Price
Identifiable intangible assets	$5,262,229
Fixed assets	224,349
Total allocation of purchase price	$5,486,578

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

Twelve months
ended
Sept 30,
Pro forma statements:	2009
Revenue	$70,367,528
Net loss	$(7,841,031)
Net loss per share:
Basic and Diluted net loss per share	$(0.78)

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

Further, Avid and  Avid Technology International BV (collectively, the “Consignor”), and HCW and HDES (collectively, the “Consignee”) entered into an Inventory and Product Return Agreement, dated December 24, 2008 (the “Inventory Agreement”).  Pursuant to the terms of the Inventory Agreement, the Consignor is obligated to deliver the Consigned Inventory (as defined in the Inventory Agreement) to the Consignee and the Consignee is obligated to, as applicable, fill orders from products held as Consigned Inventory before filling any such orders with products or inventory other than the Consigned Inventory.  Upon the sale of Consigned Inventory by the Consignee, the Consignee has agreed to pay the Consignor for such Consigned Inventory as follows: (i) if Consignee sells Consigned Inventory for a price equal to or greater than Consignor’s Cost (as defined in the Inventory Agreement) for such Consigned Inventory, then Consignee has agreed to pay Consignor an amount equal to one hundred percent (100%) of the Consignor Cost for such Consigned Inventory; or (ii) if Consignee sells Consigned Inventory for a price less than the Consignor Cost for such Consigned Inventory, then Consignee has agreed to pay Consignor an amount equal to eighty percent (80%) of the sales price for such Consigned Inventory.  The Inventory Agreement expired on June 24, 2010.

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

14.  Commitments and Contingencies

The Company occupies space from both a related party and non related parties.  Rent expense to related parties and non related third parties totaled approximately $726,000 and $730,000  for the years ended September 30, 2010 and 2009  respectively. The Company pays the real estate taxes and it is responsible for normal building maintenance.

Minimum annual lease payments to related parties and unrelated third parties are as follows:

Years Ended September 30,

2011	$725,810
2012	242,030
2013	117,876
2014	58,938
Total	$1,144,654

15.  Fair Value Measurements

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

As of September 30, 2010 and 2009 the Company had no open contracts outstanding.

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

HAUPPAUGE DIGITAL INC.

By:	/s/ Kenneth Plotkin	Date: December 29, 2010
KENNETH PLOTKIN
President, Chairman of the Board, Chief Executive Officer and Chief
Operating Officer (Principal Executive Officer)

By:	/s/ Gerald Tucciarone	Date: December 29, 2010
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary (Principal Financial
And Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth Plotkin	Date: December 29, 2010
KENNETH PLOTKIN
President, Chairman of the Board, Chief Executive Officer and Chief
Operating Officer (Principal Executive Officer) and Director

By:	/s/ Gerald Tucciarone	Date: December 29, 2010
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary (Principal Financial
And Accounting Officer)

By:	/s/Seymour G. Siegel	Date: December 29, 2010
SEYMOUR G. SIEGEL
Director

By:	/s/ Bernard Herman	Date: December 29, 2010
BERNARD HERMAN
Director

By:	/s/ Christopher G. Payan	Date: December 29, 2010
CHRISTOPHER G. PAYAN
Director