Form 10-Q
period 2010-12-31
HAUPPAUGE DIGITAL INC
filed 2011-02-11
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2010

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

☐ YES              ☒  NO

As of January 31, 2011, 10,084,795 shares of .01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

Page no.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets –
December 31, 2010 (unaudited) and September 30, 2010	4

Consolidated Statements of Operations -
Three Months ended December 31, 2010 (unaudited) and 2009 (unaudited)	5

Consolidated Statements of Other Comprehensive Loss
Three Months ended December 31, 2010 (unaudited) and 2009 (unaudited)	6

Consolidated Statements of Cash Flows - Three Months ended December 31, 2010 (unaudited) and 2009 (unaudited)	7

Notes to Consolidated Financial Statements	8-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3. Quantitative and Qualitative Disclosures about Market Risks	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 6. Exhibits	20

Signatures	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (unaudited)	September 30 , 2010
Assets:
Cash and cash equivalents	$7,286,019	$7,057,904
Trade receivables, net of various allowances	3,623,630	4,403,194
Other non trade receivables	1,829,872	2,355,834
Inventories	12,214,733	11,450,565
Deferred tax asset-current	1,271,988	1,310,204
Prepaid expenses and other current assets	1,070,173	980,087
Total current assets	27,296,415	27,557,788

Intangible assets, net	3,752,557	3,941,266
Property, plant and equipment, net	505,835	544,959
Security deposits and other non current assets	106,241	106,241
Deferred tax asset-non current	449,224	610,734
Total assets	$32,110,272	$32,760,988

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$7,015,036	$7,306,221
Accrued expenses fees	4,917,267	4,955,540
Accrued expenses	10,416,263	10,266,495
Income taxes payable	276,717	252,090
Total current liabilities	22,625,283	22,780,346

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized,
10,845,368 and 10,842,274 issued, respectively	108,454	108,423
Additional paid-in capital	17,843,446	17,739,330
Retained deficit	(1,789,106)	(1,050,886)
Accumulated other comprehensive loss	(4,272,257)	(4,410,677)
Treasury Stock, at cost, 760,479 shares	(2,405,548)	(2,405,548)
Total stockholders' equity	9,484,989	9,980,642
Total liabilities and stockholders' equity	$32,110,272	$32,760,988

 See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2010	2009

Net sales	$12,862,946	$17,878,358
Cost of sales	8,515,708	12,655,961
Gross profit	4,347,238	5,222,397

Selling, general and administrative expenses	3,774,704	4,332,523
Research and development expenses	1,096,779	1,170,071
Loss from operations	(524,245)	(280,197)

Other income (expense):
Interest income	1,559	1,452
Interest expense	-	(4,340)
Foreign currency gain (loss)	31,523	(240)
Total other income (expense)	33,082	(3,128)
Loss before tax provision	(491,163)	(283,325)
Deferred tax expense	199,726	-
Current tax expense	47,331	51,226
Net loss	$(738,220)	$(334,551)

Net loss per share:
Basic and diluted	$(0.07)	$(0.03)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER  COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended December 31,
	2010	2009
Net loss	$(738,220)	$(334,551)
Foreign currency translation gain (loss)	161,219	(122,240)
Forward exchange contracts marked to market loss	(22,798)	(2,424)
Other comprehensive loss	$(599,799)	$(459,215)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2010	2009
Net loss	$(738,220)	$(334,551)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	59,931	69,521
Amortization of intangible assets	188,709	188,709
Stock compensation expense	100,470	106,251
Deferred tax expense	199,726	-
Sales reserve, net	(110,569)	78,300
Bad debt reserve	-	20,000
Other items	54,429	18
Changes in current assets and liabilities, net of effects of acquisition:
Accounts receivable	1,696,257	251,123
Inventories	(1,032,798)	146,083
Prepaid expenses and other current assets	(86,338)	103,248
Accounts payable	(301,340)	(151,918)
Accrued expenses and other current liabilities	238,624	1,971,997
Total adjustments	1,007,101	2,783,332
Net cash provided by operating activities	268,881	2,448,781
Cash Flows From Investing Activities:
PCTV acquisition	-	(511,332)
Purchases of property, plant and equipment	(20,807)	(2,773)
Net cash used in investing activities	(20,807)	(514,105)
Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and employee stock purchases	3,677	5,237
Net cash provided by financing activities	3,677	5,237
Effect of exchange rates on cash	(23,636)	(124,664)
Net increase in cash and cash equivalents	228,115	1,815,249
Cash and cash equivalents, beginning of period	7,057,904	8,368,342
Cash and cash equivalents, end of period	$7,286,019	$10,183,591
Supplemental disclosures:
Interest paid	-	$4,340
Income taxes paid	$33,416	$61,171

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of  Presentation

The accompanying unaudited consolidated financial statements for Hauppauge Digital Inc. and subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by  generally accepted accounting principles for annual financial statements.  In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the Company’s consolidated financial position,  results of operations and cash flows as of and for the interim periods have been included.  It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2010 Form 10-K.

The operating results for the three  months ended December 31, 2010 are not necessarily indicative of the results to be expected for the September 30, 2011 year end.

Management has evaluated subsequent events after the balance sheet date through the issuance of the financial statements for appropriate accounting and disclosure.

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

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Trade receivables and other non-trade receivables as of December 31, 2010 and September 30, 2010 consisted of:

	December 31,	September 30,
	2010	2010
Trade receivables	$7,975,599	$9,123,726
Allowance for doubtful accounts	(383,773)	(383,773)
Sales reserve	(3,968,196)	(4,336,759)
Net trade receivables	$3,623,630	$4,403,194
Receivable from contract manufacturers	$1,276,732	$1,846,949
GST and VAT taxes receivables	477,161	439,745
Other	75,979	69,140
Total other non trade receivables	$1,829,872	$2,355,834

Note 3.  Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	December 31, 2010	September 30, 2010
Component parts	$4,455,874	$3,565,643
Finished goods	7,758,859	7,884,922
	$12,214,733	$11,450,565

Note 4.  Net Loss Per Share

Basic net loss per share includes no dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects, in the periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted net income per share is as follows:

	Three months ended
	December 31,
	2010	2009
Weighted average shares outstanding-basic	10,083,417	10,059,808
Number of shares issued on the assumed exercise of stock options	-	-
Weighted average shares outstanding-diluted	10,083,417	10,059,808

Options to purchase 1,537,442 and 1,522,394 shares of common stock, at prices from $0.89 to $7.45 and from $1.05 to $8.75, were outstanding for the three months ended December 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.  Foreign Currency Translations and Transactions

The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency.  Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end.  Income statement accounts are translated at the average rate during the year.   Translation adjustments arising from the translation to U.S. Dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity.  Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income.  The Company had a translation loss of $4,410,677 recorded on the balance sheet as of September 30, 2010. For the three months ended December 31, 2010 the Company recorded on the balance sheet translation gains of $161,219,   resulting in an accumulated translation loss of $4,249,458 recorded as a component of accumulated other comprehensive loss as of December 31 2010.

Note 6.  Product segment and geographic information

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

Sales by functional category are as follows:

	Three months ended December 31,
Product line sales	2010	2009
Analog TV tuner products	$530,576	$277,870
Digital and combination analog and digital TV tuner products	8,195,740	15,805,316
Other non-TV tuner products	4,136,630	1,795,172
Total sales	$12,862,946	$17,878,358

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in Europe and Asia.  Sales percentages by geographic region are as follows:

	Three months ended December 31,
Geographic region	2010	2009
The Americas	61%	43%
Europe	37%	55%
Asia	2%	2%
Total	100%	100%

Note 7. Tax provision

The Company’s tax provision for the three months ended December 31, 2010 and 2009 is as follows:

	Three months ended December 31,
	2010	2009
Tax expense on international operations	$37,331	$41,226
State taxes	10,000	10,000
Deferred tax expense	199,726	-
Tax provision	$247,057	$51,226

Note 8. Accrued expense- fees

The Company uses software and technology purchased or licensed from third parties in certain of the Company’s products.  The Company enters into agreements for these technologies, and incurs a fee for each product sold that includes the technology. The Company recognizes and estimates the amount of fees owed to third parties based on products sold that include software and technology purchased or licensed from these third parties.  The Company uses all available applicable information in determining these estimates and thus the accrued amounts are subject to change as new information is made available to the Company. The Accrued expense fees are accounted for as a component of product cost and are charged to cost of sales.  As of December 31, 2010 and September 30, 2010 the amount of Accrued expense fees amounted to $4,917,267 and $4,955,540, respectively.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9, Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs and for which no invoice has been rendered. Accrued expenses as of December 31, 2010 and September 30, 2010 were $10,416,263 and $10,266,495, respectively. Included in accrued expenses are accruals for product costs,  accruals for sales costs relating to a sales rebate program, accruals  for  freight and duty expenses, accruals for  compensation, accruals for  warranty repair costs and  accruals for advertising and marketing costs. During the quarter ended December 31, 201 the Company reduced its warranty repair accrual by $150,787  as the actual warranty costs appear to have decreased compared to original estimates.

Note 10. Fair Value Measurements

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

As of December 31, 2010, the Company had foreign currency contracts outstanding of approximately $1,319,000 with a fair market value of $1,341,798 against the delivery of the Euro. These contracts expire each month through March 31, 2011. The Company had no forward exchange contracts outstanding as of September 30, 2010.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED DECEMBER 31, 2010 COMPARED TO THE THREE MONTH PERIOD ENDED DECEMBER 31, 2009

Results of operations for the three months ended December 31, 2010 compared to the three months ended  December 31, 2009 is as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	12/31/10	12/31/09	$	2010	2009	Variance

Net Sales	$12,862,946	$17,878,358	$(5,015,412)	100.00%	100.00%	-
Cost of sales	8,515,708	12,655,961	(4,140,253)	66.20%	70.79%	-4.59%
Gross Profit	4,347,238	5,222,397	(875,159)	33.80%	29.21%	4.59%
Gross Profit %	33.80%	29.21%	4.59%
Expenses:
Sales & marketing	2,510,330	2,900,815	(390,485)	19.52%	16.23%	3.29%
Sales & marketing-PCTV	97,398	124,713	(27,315)	0.76%	0.70%	0.06%
Technical support	110,718	121,173	(10,455)	0.86%	0.68%	0.18%
General & administrative	747,422	835,677	(88,255)	5.81%	4.67%	1.14%
General & administrative-PCTV	56,184	92,980	(36,796)	0.44%	0.52%	-0.08%
Amortization of intangible assets	188,709	188,709	-	1.47%	1.06%	0.41%
Selling, general and administrative stock compensation expense	63,943	68,456	(4,513)	0.50%	0.38%	0.12%
Total selling, general and administrative expense	3,774,704	4,332,523	(557,819)	29.36%	24.24%	5.12%
Research and development	655,950	627,757	28,193	5.10%	3.51%	1.59%
Research and development-PCTV	404,302	504,519	(100,217)	3.14%	2.82%	0.32%
Research and development stock compensation expense	36,527	37,795	(1,268)	0.28%	0.21%	0.07%
Total expenses	4,871,483	5,502,594	(631,111)	37.88%	30.78%	7.10%
Loss from operations	(524,245)	(280,197)	(244,048)	-4.08%	-1.57%	-2.51%

Other income (expense) :
Interest income	1,559	1,452	107	0.01%	0.01%	0.00%
Interest (expense)	-	(4,340)	4,340	0.00%	-0.02%	0.02%
Foreign currency	31,523	(240)	31,763	0.25%	0.00%	0.25%
Total other income (expense)	33,082	(3,128)	36,210	0.26%	-0.02%	0.27%
Loss before tax provision	(491,163)	(283,325)	(207,838)	-3.82%	-1.58%	-2.24%
Deferred tax expense	199,726	-	199,726	1.55%	0.00%	1.55%
Current tax expense	47,331	51,226	(3,895)	0.37%	0.29%	0.08%
Net loss	$(738,220)	$(334,551)	$(403,669)	-5.74%	-1.87%	-3.87%

Net sales for the three months ended December 31, 2010 decreased $5,015,412 compared to the three months ended December 31, 2009 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Three Months	Three Months	Dollar	dollar	geographic region
	ended 12/31/10	ended 12/31/09	Variance	variance %	2010	2009

The Americas	$7,893,888	$7,663,098	$230,790	3%	61%	43%
Europe	4,706,131	9,812,426	(5,106,295)	-52%	37%	55%
Asia	262,927	402,834	(139,907)	-35%	2%	2%
Total	$12,862,946	$17,878,358	$(5,015,412)	-28%	100%	100%

 European sales were impacted by lower consumer demand due to weak economic conditions and a weaker Euro exchange rate against the U.S. dollar for the quarter ended December 31, 2010.  A sales mix of higher priced product contributed to a 25.68% increase in the average unit sales price while unit sales declined by 42.75%.

Gross profit

Gross profit decreased $875,159 for the three months ended December 31, 2010 compared to the same period in the prior year.

The decrease in the gross profit is detailed below:
Increase (decrease)
Decreased sales	$(2,002,306)
Decrease due weaker Euro to USD exchange rate	(344,281)
Higher gross profit on sales mix	568,118
Change in warranty repair reserve	150,787
Lower production and production related costs	752,523
Total decrease in gross profit	$(875,159)

Gross profit percentage for the three months ended December 31, 2010 was 33.80% compared to 29.21% for the three months ended December 31, 2009, resulting in a gross profit percentage increase of 4.59%.

The increase in gross profit percentage is detailed below:
Increase (decrease)
Higher gross profit on sales mix	4.60%
Decrease due weaker Euro to USD exchange rate	-1.68%
Change in warranty repair reserve	1.17%
Lower production and production related costs	0.50%
Total increase in gross profit percentage	4.59%

The factors contributing to the gross profit percent increase of 4.59% for the three months ended December 31, 2010 were primarily:

•	Shift in sales to products with a higher average unit sales price resulted in a gross profit percentage increase of 4.60%.
•
A decrease in the Euro to USD exchange rate from 1.4773 for the three months ended December 31, 2010 to 1.3591 for the three months ended December 31, 2010 resulted in a gross profit decrease of 1.68%.

•	Change in warranty repair reserve to reflect changes in estimate based on actual experience resulted in gross profit increase of 1.17%
•	Lower production and production related costs such as building overhead, packaging costs, freight costs and labor costs at a third party facility resulted in a gross profit increase of 0.50%.

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Three months ended December 31,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Sales and marketing-HCW	$2,510,330	$2,900,815	$(390,485)	19.52%	16.23%	3.29%
Sales and marketing-PCTV	97,398	124,713	(27,315)	0.76%	0.70%	0.06%
Technical support	110,718	121,173	(10,455)	0.86%	0.68%	0.18%
General and administrative-HCW	747,422	835,677	(88,255)	5.81%	4.67%	1.14%
General and administrative-PCTV	56,184	92,980	(36,796)	0.44%	0.52%	-0.08%
Amortization of intangible assets	188,709	188,709	-	1.47%	1.06%	0.41%
Stock compensation	63,943	68,456	(4,513)	0.50%	0.38%	0.12%
Total	$3,774,704	$4,332,523	$(557,819)	29.36%	24.24%	5.12%

Selling, general and administrative expense for the first quarter of fiscal 2011 decreased $557,819 from the same period as last year as follows.

Sales and marketing expenses for HCW and PCTV decreased $417,800, driven primarily by a $140,198 decrease in expenses attributable to the decrease in the Euro exchange rate compared to the U.S. dollar, $317,670 decrease in sales related expenses, mainly commission and co-op advertising expenses, offset by an increase of $77,822 in sales offices expenses.

The decrease in Technical Support was primarily due to lower personnel costs. The  decrease in HCW and PCTV general and administrative expenses of $125,051 was due primarily to lower professional fees for legal and accounting services of $73,121 and lower PCTV general and administrative expenses of $36,796, mainly for termination of service related  contracts and lower communication and professional fees.

Research and  development expenses

Research and development expense for the three months ended December 31, 2010 decreased $73,292 from the three months ended December 31, 2009 as follows:
	HCW	PCTV	Total
Research and development expense-HCW	$28,193	$0	$28,193
Research and development expense-PCTV	0	(100,217)	(100,217)
Stock compensation expense	(1,268)	0	(1,268)
Total research and development expense	$26,925	$(100,217)	$(73,292)

The PCTV decrease in research and development expenses was due to lower personnel costs and lower program costs.  The increase in HCW research and development costs was due to higher personnel costs.

Tax provision

Our tax provision for the three months ended December 31, 2010 and 2009 is as follows:

	Three months ended December 31,
	2010	2009
Tax expense on international operations	$37,331	$41,226
State taxes	10,000	10,000
Deferred tax expense	199,726	-
Tax provision	$247,057	$51,226

Summary of operations

We recorded a net loss of $738,220 for the three months ended December 31, 2010, which resulted in basic and diluted net income per share of $0.07 on weighted average basic and diluted shares of 10,083,417, compared to a net loss of $334,551 for the three months ended December 31, 2009, which resulted in basic and diluted net loss per share of $0.03 on weighted average basic and diluted shares of 10,059,808.

Options to purchase 1,537,442 and 1,522,394 shares of common stock, at prices from $0.89 to $7.45 and from $1.05 to $8.75, were outstanding for the three months ended December 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Historically, our peak sales quarter due to holiday season sales is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 54% of sales for fiscal year ended September 30, 2010 and 52%  for the fiscal year ended September 30, 2009.  Part of our third and fourth quarters (April through June and July to September) can be potentially impacted by the reduction of activity experienced in Europe during the summer holiday period.

We target a wide range of customer types to attempt to moderate the seasonal nature of our retail sales.

Liquidity and capital resources

Our cash, working capital and stockholders’ equity position as of December 31, 2010 and September 30, 2010 is set forth below:
	December 31, 2010	September 30, 2010
Cash	$7,286,019	$7,057,904
Working Capital	4,671,132	4,777,442
Stockholders’ Equity	9,484,989	9,980,642

The Company had cash and cash equivalents as of December 31, 2010 of $7,286,019, an increase of $228,115 from September 30, 2010.

The increase in cash was due to was:

	Operating	Investing	Financing
	Activities	Activities	Activities	Total
Sources of cash:
Decrease in accounts receivable	$1,696,257	$0	$0	$1,696,257
Proceeds from employee stock purchases	-	-	3,677	3,677
Total sources of cash	1,696,257	$0	3,677	1,699,934
Less cash used for:
Increase in inventory	$(1,032,798)	$-	$-	$(1,032,798)
Net loss adjusted for non cash items	(245,524)	-	-	(245,524)
Increase in prepaid expenses and other current assets	(86,338)	-	-	(86,338)
Decrease in accounts payable and accrued expenses	(62,716)	-	-	(62,716)
Effect of exchange rates on cash	(23,636)	-	-	(23,636)
Capital equipment purchases	-	(20,807)	-	(20,807)
Total cash usage	(1,451,012)	(20,807)	-	(1,471,819)
Net cash increase	$245,245	$(20,807)	$3,677	$228,115
Net cash provided by operating activities was due to a decrease in accounts receivable of $1,696,257.   The decrease in accounts receivable was primarily due to timing of sales. Offsetting the cash increase were increases in inventory of $1,032,798, the net loss adjusted for non cash items of $245,524, increases in prepaid expenses of $86,338 and a decrease in accounts payable and accrued expenses of $62,716.  The increase in inventory was for parts purchased for products that are expected to be built in the second fiscal quarter.

Cash of $20,807 was used in investing activities for the purchase of fixed assets.  Cash of $3,677 from financing activities came from exercise of incentive stock options.

Our cash requirements for the next twelve months will include, among other things, the cash needed to fund our operating and working capital needs.  With the proper execution of our business and operating plan, we believe that our cash and cash equivalents as of December 31, 2010 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months.  Failure to meet the business and operating plan could require the need for additional sources of capital.   In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional capital needs.  In addition, if we are able to obtain financing, there can be no assurances that it will be on financially reasonable terms.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of December 31, 2010:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$901,735	$591,826	$280,440	$29,469

Inflation

While inflation has not had a material effect on our operations in the past, there can be no assurance that we will be able to continue to offset the effects of inflation on the costs of our products or services through price increases to our customers without experiencing a reduction in the demand for our products; or that inflation will not have an overall effect on the computer equipment market that would have a material effect on us.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report on Form 10-Q may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.  We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  All cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.  Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, the availability and pricing of key raw materials, competitive product offerings and pricing actions, dependence on key members of management,   the availability of financing, successful integration of acquisitions,  economic  conditions in the United States and abroad, history of operating losses an  as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to,  our Annual Report on  Form 10-K for the fiscal year ended September 30, 2010 and this  Form 10-Q for the three months ended December 31, 2010.  Copies of these filings are available at www.sec.gov.

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

HAUPPAUGE DIGITAL INC.

Date: February 11, 2011	By	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the
Board, President (Principal Executive Officer)

Date: February 11, 2011	By	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal
Accounting Officer) and Secretary