Form 10-Q
period 2011-03-31
HAUPPAUGE DIGITAL INC
filed 2011-05-13
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2011

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

☐ YES              ☒  NO

As of April 30, 2011, 10,122,344 shares of .01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

Page no.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – March 31, 2011 (unaudited) and September 30, 2010	3

Consolidated Statements of Operations - Three Months ended March 31, 2011 (unaudited) and 2010 (unaudited)	4

Consolidated Statements of Operations - Six Months ended March 31, 2011 (unaudited) and 2010 (unaudited)	5

Consolidated Statements of Other Comprehensive Loss Three Months and Six Months ended March 31, 2011 (unaudited) and 2010 (unaudited)	6

Consolidated Statements of Cash Flows - Six Months ended March 31, 2011 (unaudited) and 2010 (unaudited)	7

Notes to Consolidated Financial Statements	8-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21

Item 3. Quantitative and Qualitative Disclosures about Market Risks	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 6. Exhibits	23-24

Signatures	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (unaudited)	September 30, 2010
Assets:
Cash and cash equivalents	$5,455,432	$7,057,904
Trade receivables, net of various allowances	2,888,904	4,403,194
Other non trade receivables	1,719,590	2,355,834
Inventories	11,796,902	11,450,565
Deferred tax asset-current	1,082,096	1,310,204
Prepaid expenses and other current assets	1,156,928	980,087
Total current assets	24,099,852	27,557,788

Intangible assets, net	3,563,848	3,941,266
Property, plant and equipment, net	454,366	544,959
Security deposits and other non-current assets	106,241	106,241
Deferred tax asset-non current	708,304	610,734
Total assets	$28,932,611	$32,760,988

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$5,891,116	$7,306,221
Accrued expenses fees	4,593,864	4,955,540
Accrued expenses	9,908,706	10,266,495
Income taxes payable	309,752	252,090
Total current liabilities	20,703,438	22,780,346

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized, 10,882,823 and 10,842,274 issued, respectively	108,828	108,423
Additional paid-in capital	17,986,661	17,739,330
Retained deficit	(3,232,473)	(1,050,886)
Accumulated other comprehensive loss	(4,228,295)	(4,410,677)
Treasury Stock, at cost, 760,479 shares	(2,405,548)	(2,405,548)
Total stockholders' equity	8,229,173	9,980,642
Total liabilities and stockholders' equity	$28,932,611	$32,760,988

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2011	2010

Net sales	$10,324,162	$13,847,079
Cost of sales	7,102,764	9,981,288
Gross profit	3,221,398	3,865,791

Selling, general and administrative expenses	3,513,871	3,777,737
Research and development expenses	1,142,913	1,005,101
Loss from operations	(1,435,386)	(917,047)

Other income (expense):
Interest income	1,616	1,435
Foreign currency gain (loss)	(27,060)	61,875
Total other income (expense)	(25,444)	63,310
Loss before tax provision	(1,460,830)	(853,737)
Deferred tax benefit	(69,188)	0
Current tax expense	51,725	49,136
Net loss	$(1,443,367)	$(902,873)

Net loss per share:
Basic and diluted	$(0.14)	$(0.09)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended March 31,
	2011	2010

Net sales	$23,187,108	$31,725,437
Cost of sales	15,618,472	22,637,249
Gross profit	7,568,636	9,088,188

Selling, general and administrative expenses	7,288,575	8,110,260
Research and development expenses	2,239,692	2,175,172
Loss from operations	(1,959,631)	(1,197,244)

Other income (expense):
Interest income	3,175	2,894
Interest expense	-	(4,347)
Foreign currency gain	4,463	61,635
Total other income	7,638	60,182
Loss before tax provision	(1,951,993)	(1,137,062)
Deferred tax expense	130,538	-
Current tax expense	99,056	100,362
Net loss	$(2,181,587)	$(1,237,424)

Net loss per share:
Basic and diluted	$(0.22)	$(0.12)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended March 31,
	2011	2010
Net loss	$(1,443,367)	$(902,873)
Foreign currency translation gain (loss)	21,771	(546,772)
Forward exchange contracts marked to market gain	22,191	23,911
Other comprehensive loss	$(1,399,405)	$(1,425,734)

	Six months ended March 31,
	2011	2010
Net loss	$(2,181,587)	$(1,237,424)
Foreign currency translation gain (loss)	182,989	(669,012)
Forward exchange contracts marked to market gain (loss)	(607)	21,487
Other comprehensive loss	$(1,999,205)	$(1,884,949)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2011	2010
Net loss	$(2,181,587)	$(1,237,424)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	119,899	138,468
Amortization of intangible assets	377,418	377,418
Stock compensation expense	200,938	212,502
Deferred tax expense	130,538	-
Sales reserve, net	(110,569)	223,300
Bad debt reserve	-	40,000
Inventory reserve	179,000	-
Other items	(53,620)	18
Changes in current assets and liabilities
Accounts receivable and other non trade receivables	2,511,053	1,354,543
Inventories	(797,091)	(674,918)
Prepaid expenses and other current assets	(187,525)	(216,478)
Accounts payable	(1,380,157)	(1,527,858)
Accrued expenses and other current liabilities	(459,560)	2,826,842
Total adjustments	530,324	2,753,837
Net cash provided by (used in) operating activities	(1,651,263)	1,516,413
Cash Flows From Investing Activities:
PCTV acquisition	-	(511,332)
Purchases of property, plant and equipment	(29,306)	(22,734)
Net cash used in investing activities	(29,306)	(534,066)
Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and employee stock purchases	46,798	9,332
Net cash provided by financing activities	46,798	9,332
Effect of exchange rates on cash	31,299	(647,525)
Net (decrease) increase in cash and cash equivalents	(1,602,472)	344,154
Cash and cash equivalents, beginning of period	7,057,904	8,368,342
Cash and cash equivalents, end of period	$5,455,432	$8,712,496

Supplemental disclosures:
Interest paid	-	$4,340
Income taxes paid	$61,816	$106,451

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

The operating results for the three and six months ended March 31, 2011 are not necessarily indicative of the results to be expected for the September 30, 2011 year end.

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

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Trade receivables and other non-trade receivables as of March 31, 2011 and September 30, 2010 consisted of:

	March 31,	September 30,
	2011	2010
Trade receivables	$7,240,872	$9,123,726
Allowance for doubtful accounts	(383,773)	(383,773)
Sales reserve	(3,968,195)	(4,336,759)
Net trade receivables	$2,888,904	$4,403,194
Receivable from contract manufacturers	$1,211,465	$1,846,949
GST and VAT taxes receivables	433,849	439,745
Other	74,276	69,140
Total other non trade receivables	$1,719,590	$2,355,834

Note 3.  Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	March 31,	September 30,
	2011	2010
Component parts	$4,438,709	$3,565,643
Finished goods	7,358,193	7,884,922
Total inventory	$11,796,902	$11,450,565

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

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Weighted average shares outstanding-basic	10,106,679	10,065,344	10,094,920	10,062,545
Number of shares issued on the assumed exercise of stock options	-	-	-	-
Weighted average shares outstanding-diluted	10,106,679	10,065,344	10,094,920	10,062,545

Options to purchase 1,501,317 and 1,335,192 shares of common stock, at prices from $0.89 to $7.45 and from $1.05 to $8.75, were outstanding for the three months and six months ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5.  Foreign Currency Translations and Transactions

The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency.  Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end.  Income statement accounts are translated at the average rate during the year.   Translation adjustments arising from the translation to U.S. Dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity.  Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income.  The Company had a translation loss of $4,410,677 recorded on the balance sheet as of September 30, 2010. For the six months ended March 31, 2011 the Company recorded on the balance sheet translation gains of $182,989, resulting in an accumulated translation loss of $4,227,688 recorded as a component of accumulated other comprehensive loss as of March 31, 2011.

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

Sales by functional category are as follows:

	Three months ended March 31,		Six months ended March 31,
Product line sales	2011	2010	2011	2010
Analog TV tuner products	$215,309	$135,719	$745,885	$430,189
Digital and combination analog and digital TV tuner products	9,555,742	11,799,562	21,428,564	27,588,278
Other non-TV tuner products	553,111	1,911,798	1,012,659	3,706,970
Total sales	$10,324,162	$13,847,079	$23,187,108	$31,725,437

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in Europe and Asia.  Sales percentages by geographic region are as follows:

	Three months ended March 31,		Six months ended March 31,
Geographic region	2011	2010	2011	2010
The Americas	58%	45%	60%	44%
Europe	40%	52%	38%	53%
Asia	2%	3%	2%	3%
Total	100%	100%	100%	100%

Note 7. Tax provision

The Company’s tax provision for the three and six months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Tax expense on international operations	$41,725	$39,136	$79,056	$80,362
State taxes	10,000	10,000	20,000	20,000
Deferred tax (benefit) expense	(69,188)	-	130,538	-
Tax (benefit) provision	$(17,463)	$49,136	$229,594	$100,362

Note 8. Accrued expense- fees

The Company uses software and technology purchased or licensed from third parties in certain of the Company’s products.  The Company enters into agreements for these technologies, and incurs a fee for each product sold that includes the technology. The Company recognizes and estimates the amount of fees owed to third parties based on products sold that include software and technology purchased or licensed from these third parties.  The Company uses all available applicable information in determining these estimates and thus the accrued amounts are subject to change as new information is made available to the Company. The Accrued expense fees are accounted for as a component of product cost and are charged to cost of sales.  As of March 31, 2011 and September 30, 2010 the amount of Accrued expense fees amounted to $4,593,864 and $4,955,540, respectively.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9.  Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs and for which no invoice has been rendered. Accrued expenses as of March 31, 2011 and September 30, 2010 were $9,908,706 and $10,266,495, respectively. Included in accrued expenses are accruals for product costs,  accruals for sales costs relating to a sales rebate program, accruals  for  freight and duty expenses, accruals for  compensation, accruals for  warranty repair costs and  accruals for advertising and marketing costs.

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

As of March 31, 2011, the Company had a foreign  currency contract outstanding of approximately $226,480 with a fair market value of $225,873 against the delivery of the Euro. This contract expired on April 30, 2011. The Company had no forward exchange contracts outstanding as of September 30, 2010.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTH
PERIOD ENDED MARCH 31, 2010

Results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	03/31/11	03/31/10		$2011	2010	Variance

Net Sales	$10,324,162	$13,847,079	$(3,522,917)	100.00%	100.00%	-
Cost of sales	7,102,764	9,981,288	(2,878,524)	68.80%	72.08%	-3.28%
Gross Profit	3,221,398	3,865,791	(644,393)	31.20%	27.92%	3.28%
Gross Profit %	31.20%	27.92%	3.28%
Expenses:
Sales & marketing	2,225,185	2,406,232	(181,047)	21.55%	17.38%	4.17%
Sales & marketing-PCTV	100,591	112,924	(12,333)	0.97%	0.82%	0.15%
Technical support	109,230	123,329	(14,099)	1.06%	0.89%	0.17%
General & administrative	752,991	808,853	(55,862)	7.29%	5.84%	1.45%
General & administrative-PCTV	73,224	69,234	3,990	0.71%	0.50%	0.21%
Amortization of intangible assets	188,709	188,709	-	1.83%	1.36%	0.47%
Selling, general and administrative stock compensation expense	63,941	68,456	(4,515)	0.62%	0.49%	0.13%
Total selling, general and administrative expense	3,513,871	3,777,737	(263,866)	34.03%	27.28%	6.75%
Research and development	685,715	524,483	161,232	6.64%	3.79%	2.85%
Research and development-PCTV	420,671	442,823	(22,152)	4.07%	3.20%	0.87%
Research and development stock compensation expense	36,527	37,795	(1,268)	0.35%	0.27%	0.08%
Total expenses	4,656,784	4,782,838	(126,054)	45.09%	34.54%	10.55%
Loss from operations	(1,435,386)	(917,047)	(518,339)	-13.89%	-6.62%	-7.27%

Other income (expense) :
Interest income	1,616	1,435	181	0.02%	0.01%	0.01%
Foreign currency	(27,060)	61,875	(88,935)	-0.26%	0.45%	-0.71%
Total other income (expense)	(25,444)	63,310	(88,754)	-0.24%	0.46%	-0.70%
Loss before tax provision	(1,460,830)	(853,737)	(607,093)	-14.13%	-6.16%	-7.97%
Deferred tax benefit	(69,188)	-	(69,188)	-0.67%	0.00%	-0.67%
Current tax expense	51,725	49,136	2,589	0.50%	0.35%	0.15%
Net loss	$(1,443,367)	$(902,873)	$(540,494)	-13.96%	-6.51%	-7.45%

Net sales for the three months ended March 31, 2011 decreased $3,522,917 compared to the three months ended March 31, 2010 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Three Months	Three Months	Dollar	dollar	geographic region
	ended 03/31/11	ended 03/31/10	Variance	variance %	2011	2010
The Americas	5,986,441	6,318,133	(331,692)	-5%	58%	46%
Europe	4,112,624	7,141,656	(3,029,032)	-42%	40%	52%
Asia	225,097	387,290	(162,193)	-42%	2%	3%
Total	$10,324,162	$13,847,079	$(3,522,917)	-25%	100%	100%

European sales were impacted by lower consumer demand due to weak economic conditions and a weaker Euro exchange rate against the U.S. dollar for the quarter ended March 31, 2011.  A sales mix of higher average unit sales priced product contributed to a 43.80% increase in the average unit sales price while unit sales declined by 48.15%.

Gross profit

Gross profit decreased $644,393 for the three months ended March 31, 2011 compared to the same period in the prior year.

The decrease in the gross profit is detailed below:

Increase (decrease)
Decreased sales	$(1,361,628)
Decrease due to weaker Euro to USD exchange rate	(77,905)
Higher gross profit on sales mix	397,892
Lower production and production related costs	397,248
Total decrease in gross profit	$(644,393)

Gross profit percentage for the three months ended March 31, 2011 was 31.20% compared to 27.92% for the three months ended March 31, 2010, resulting in a gross profit percentage increase of 3.28%.

The increase in gross profit percentage is detailed below:

Increase (decrease)
Higher gross profit on sales mix	4.25%
Decrease due weaker Euro to USD exchange rate	-1.15%
Lower production and production related costs	0.18%
Total increase in gross profit percentage	3.28%

The factors contributing to the gross profit percent increase of 3.28% for the three months ended March 31, 2011 were primarily:

•	Shift in sales to products with a higher average unit sales price resulted in a gross profit percentage increase of 4.25%.
•	A decrease in the Euro to USD exchange rate from $1.3839 for the three months ended March 31, 2010 to $1.3680 for the three months ended March 31, 2011 resulted in a gross profit decrease of 1.15%.
•	Lower production and production related costs such as building overhead, packaging costs, freight costs and labor costs at a third party facility resulted in a gross profit increase of 0.18%.

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Three months ended March 31,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Sales and marketing-HCW	$2,225,185	$2,406,232	$(181,047)	21.55%	17.38%	4.17%
Sales and marketing-PCTV	100,591	112,924	(12,333)	0.97%	0.82%	0.15%
Technical support	109,230	123,329	(14,099)	1.06%	0.89%	0.17%
General and administrative-HCW	752,991	808,853	(55,862)	7.29%	5.84%	1.45%
General and administrative-PCTV	73,224	69,234	3,990	0.71%	0.50%	0.21%
Amortization of intangible assets	188,709	188,709	-	1.83%	1.36%	0.47%
Stock compensation	63,941	68,456	(4,515)	0.62%	0.49%	0.13%
Total	$3,513,871	$3,777,737	$(263,866)	34.03%	27.28%	6.75%

Selling, general and administrative expense for the second quarter of fiscal 2011 decreased $263,866 from the same period  last year as follows.

Sales and marketing expenses  decreased $193,380, driven primarily by a $17,632 decrease in expenses attributable to the decrease in the Euro exchange rate compared to the U.S. dollar, $30,913 in lower compensation costs,  $211,121 in lower  sales related expenses, mainly commission and co-op advertising expenses, offset by an increase of $66,386 in sales offices expenses.

The decrease in Technical Support of $14,099 was primarily due to lower personnel costs. The  decrease in  general and administrative expenses of $51,872 was due primarily to $30,568 in lower  banking costs due to premiums for option contracts paid during  the second quarter of fiscal 2010 for which no similar option contracts were entered into during the second quarter of fiscal 2011 and lower bad debt expense of $20,000.

Research and  development expenses

Research and development expenses for the three months ended March 31, 2011 increased $137,812 from the three months ended March 31, 2010.  The increase was mainly due to reimbursement received from a development partner during the second quarter of fiscal 2010 for engineering costs.

Tax provision

Our tax provision for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011	2010
Tax expense on international operations	$41,725	$39,136
State taxes	10,000	10,000
Deferred tax benefit	(69,188)	-
Tax (benefit) provision	$(17,463)	$49,136

Summary of operations

We recorded a net loss of $1,443,367 for the three months ended March 31, 2011, which resulted in basic and diluted net income per share of $0.14 on weighted average basic and diluted shares of 10,106,679, compared to a net loss of $902,873 for the three months ended March 31, 2010, which resulted in basic and diluted net loss per share of $0.09 on weighted average basic and diluted shares of 10,065,344.

Options to purchase 1,501,317 and 1,335,192 shares of common stock, at prices from $0.89 to $7.45 and from $1.05 to $8.75, were outstanding for the three months ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

SIX MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THE SIX MONTH PERIOD
ENDED MARCH 31, 2010

Results of operations for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 is as follows:

	Six	Six
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	03/31/11	03/31/10		$2011	2010	Variance

Net Sales	$23,187,108	$31,725,437	$(8,538,329)	100.00%	100.00%	-26.91%
Cost of sales	15,618,472	22,637,249	(7,018,777)	67.36%	71.35%	-3.99%
Gross Profit	7,568,636	9,088,188	(1,519,552)	32.64%	28.65%	3.99%
Gross Profit %	32.64%	28.65%	3.99%
Expenses:
Sales & marketing	4,735,515	5,307,047	(571,532)	20.41%	16.73%	3.69%
Sales & marketing-PCTV	197,989	237,637	(39,648)	0.85%	0.75%	0.10%
Technical support	219,948	244,502	(24,554)	0.95%	0.77%	0.18%
General & administrative	1,500,413	1,644,530	(144,117)	6.47%	5.18%	1.28%
General & administrative-PCTV	129,408	162,214	(32,806)	0.56%	0.51%	0.05%
Amortization of intangible assets	377,418	377,418	-	1.63%	1.19%	0.44%
Selling, general and administrative stock compensation expense	127,884	136,912	(9,028)	0.55%	0.43%	0.12%
Total selling, general and administrative expense	7,288,575	8,110,260	(821,685)	31.42%	25.56%	5.86%
Research and development	1,341,665	1,152,240	189,425	5.79%	3.63%	2.15%
Research and development-PCTV	824,973	947,342	(122,369)	3.56%	2.99%	0.57%
Research and development stock compensation expense	73,054	75,590	(2,536)	0.32%	0.24%	0.09%
Total expenses	9,528,267	10,285,432	(757,165)	41.09%	32.42%	8.67%
Loss from operations	(1,959,631)	(1,197,244)	(762,387)	-8.45%	-3.77%	-4.68%

Other income (expense) :
Interest income	3,175	2,894	281	0.01%	0.01%	0.00%
Interest (expense)	-	(4,347)	4,347	0.00%	-0.01%	0.01%
Foreign currency	4,463	61,635	(57,172)	0.02%	0.19%	-0.17%
Total other income	7,638	60,182	(52,544)	0.03%	0.19%	-0.16%
Loss before tax provision	(1,951,993)	(1,137,062)	(814,931)	-8.42%	-3.58%	-4.84%
Deferred tax expense	130,538	-	130,538	0.56%	0.00%	0.56%
Current tax expense	99,056	100,362	(1,306)	0.43%	0.32%	0.11%
Net loss	$(2,181,587)	$(1,237,424)	$(944,163)	-9.41%	-3.90%	-5.51%

Net sales for the six months ended March 31, 2011 decreased $8,538,329 compared to the six months ended March 31, 2010 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Six Months	Six Months	Dollar	dollar	geographic region
	ended 03/31/11	ended 03/31/10	Variance	variance %	2011	2010
The Americas	$13,880,329	$13,981,230	$(100,901)	-1%	60%	44%
Europe	8,818,755	16,954,082	(8,135,327)	-48%	38%	54%
Asia	488,024	790,125	(302,101)	-38%	2%	2%
Total	$23,187,108	$31,725,437	$(8,538,329)	-27%	100%	100%

European sales were impacted by lower consumer demand due to weak economic conditions and a weaker Euro exchange rate against the U.S. dollar for the six months ended March 31, 2011.  A sales mix of higher average sales priced product contributed to a 34.04% increase in the average unit sales price while unit sales declined by 45.47%.

Gross profit

Gross profit decreased $1,519,552 for the six months ended March 31, 2011 compared to the same period in the prior year.

The decrease in the gross profit is detailed below:

Increase (decrease)
Decreased sales	$(3,361,341)
Decrease due weaker Euro to USD exchange rate	(422,186)
Higher gross profit on sales mix	963,417
Change in warranty repair reserve	150,787
Lower production and production related costs	1,149,771
Total decrease in gross profit	$(1,519,552)

Gross profit percentage for the six months ended March 31, 2011 was 32.64% compared to 28.65% for the six months ended March 31, 2010, resulting in a gross profit percentage increase of 3.99%.

The increase in gross profit percentage is detailed below:
Increase (decrease)
Higher gross profit on sales mix	4.01%
Decrease due to weaker Euro to USD exchange rate	-1.03%
Change in warranty repair reserve	0.65%
Lower production and production related costs	0.36%
Total increase in gross profit percentage	3.99%

The factors contributing to the gross profit percent increase of 3.99% for the six months ended March 31, 2011 were primarily:

•	Shift in sales to products with a higher average unit sales price resulted in a gross profit percentage increase of 4.01%.
•	A decrease in the Euro to USD exchange rate from $1.4306 for the six months ended March 31, 2010 to $1.3636 for the six months ended March 31, 2011 resulted in a gross profit decrease of 1.03%.

•	Change in warranty repair reserve to reflect changes in estimate based on actual experience resulted in gross profit increase of 0.65%
•	Lower production and production related costs such as building overhead, packaging costs, freight costs and labor costs at a third party facility resulted in a gross profit increase of 0.36%.

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Six months ended March 31,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Sales and marketing-HCW	$4,735,515	$5,307,047	$(571,532)	20.41%	16.73%	3.69%
Sales and marketing-PCTV	197,989	237,637	(39,648)	0.85%	0.75%	0.10%
Technical support	219,948	244,502	(24,554)	0.95%	0.77%	0.18%
General and administrative-HCW	1,500,413	1,644,530	(144,117)	6.47%	5.18%	1.28%
General and administrative-PCTV	129,408	162,214	(32,806)	0.56%	0.51%	0.05%
Amortization of intangible assets	377,418	377,418	-	1.63%	1.19%	0.44%
Stock compensation	127,884	136,912	(9,028)	0.55%	0.43%	0.12%
Total	$7,288,575	$8,110,260	$(821,685)	31.42%	25.56%	5.86%

Selling, general and administrative expense for the six months ended March 31, 2011 decreased $821,685 from the same period last year as follows.

Sales and marketing expenses decreased $611,180, driven primarily by a $157,830 decrease in expenses attributable to the decrease in the Euro exchange rate compared to the U.S. dollar, $528,791  in lower sales related expenses, mainly commission and co-op advertising expenses, $67,668 in lower compensation costs, offset by an increase of $140,108 in sales offices expenses.

The decrease in Technical Support of $24,554 was primarily due to lower personnel costs. The decrease in general and administrative expenses of $176,923 was due primarily to lower professional fees for legal and accounting services of $55,137, lower PCTV general and administrative expenses of $32,806, mainly for termination of service related contracts and lower  professional fees, $40,000 in lower bad debt expense, $16,859 in lower  insurance  expense and $30,568 in lower banking costs due to premiums for option contracts paid during in fiscal 2010 for which no similar option contracts were entered into during fiscal 2011.

Research and  development expenses

Research and development expenses for the six months ended March 31, 2011 increased $64,520 from the six months ended March 31, 2010.  The increase was mainly due to reimbursement received from a development partner during fiscal 2010 for engineering costs.

Tax provision

Our tax provision for the six months ended March 31, 2011 and 2010 is as follows:

	Six months ended March 31,
	2011	2010
Tax expense on international operations	$79,056	$80,362
State taxes	20,000	20,000
Deferred tax expense	130,538	-
Tax provision	$229,594	$100,362

Summary of operations

We recorded a net loss of $2,181,587 for the six months ended March 31, 2011, which resulted in basic and diluted net income per share of $0.22 on weighted average basic and diluted shares of 10,094,920, compared to a net loss of $1,237,424 for the six months ended March 31, 2010, which resulted in basic and diluted net loss per share of $0.12 on weighted average basic and diluted shares of 10,062,545.

Options to purchase 1,501,317 and 1,335,192 shares of common stock, at prices from $0.89 to $7.45 and from $1.05 to $8.75, were outstanding for the six months ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

We target a wide range of customer types to attempt to moderate the seasonal nature of our retail sales.

Liquidity and capital resources

Our cash, working capital and stockholders’ equity position as of March 31, 2011 and September 30, 2010 is set forth below:

	March 31, 2011	September 30, 2010
Cash	$5,455,432	$7,057,904
Working Capital	3,396,414	4,777,442
Stockholders’ Equity	8,229,173	9,980,642

The Company had cash and cash equivalents as of March 31, 2011 of $5,455,432, a decrease of $1,602,472 from September 30, 2010.

The decrease in cash was due to:

	Operating	Investing	Financing
	Activities	Activities	Activities	Total
Sources of cash:
Decrease in accounts receivable and other non trade Receivables	$2,511,053	$-	$-	$2,511,053
Proceeds from employee stock purchases	-	-	46,798	46,798
Effect of exchange rates on cash	31,299	-	-	31,299
Total sources of cash	2,542,352	$-	46,798	2,589,150
Less cash used for:
Decrease in accounts payable and accrued expenses	(1,839,717)	-	-	(1,839,717)
Net loss adjusted for non cash items	(1,337,983)	-	-	(1,337,983)
Increase in inventory	(797,091)	-	-	(797,091)
Increase in prepaid expenses and other current assets	(187,525)	-	-	(187,525)
Capital equipment purchases	-	(29,306)	-	(29,306)
Total cash usage	(4,162,316)	(29,306)	-	(4,191,622)
Net cash decrease	$(1,619,964)	$(29,306)	$46,798	$(1,602,472)

Net cash used in operating activities was due to a decrease in accounts receivable and other non trade receivables of $2,511,053 offset by a decrease in accounts payable and accrued expenses of $1,839,717, the net loss adjusted for non cash items of $1,337,983, an increase in inventory of $797,091 and an increase in prepaid expenses of $187,525.  The decrease in accounts receivable was due to collections and lower second quarter sales volume.  The increase in inventory was due to lower sales turnover in the second quarter, and parts purchased for products that are expected to be built in the third fiscal quarter.

Cash of $29,306 was used in investing activities for the purchase of fixed assets.  Cash of $46,798 from financing activities came from exercise of incentive stock options.

Our cash requirements for the next twelve months will include, among other things, the cash needed to fund our operating and working capital needs.  With the proper execution of our business and operating plan, we believe that our cash and cash equivalents as of March 31, 2011 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months.  Failure to meet the business and operating plan could require the need for additional sources of capital.   In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional capital needs.  In addition, if we are able to obtain financing, there can be no assurances that it will be on financially reasonable terms.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of March 31, 2011:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$939,658	$516,158	$394,031	$29,469

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report on Form 10-Q may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.  We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  All cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.  Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, the availability and pricing of key raw materials, competitive product offerings and pricing actions, dependence on key members of management,   the availability of financing, successful integration of acquisitions,  economic  conditions in the United States and abroad, history of operating losses an  as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to,  our Annual Report on  Form 10-K for the fiscal year ended September 30, 2010, our Form 10-Q for the three months ended December 31, 2010 and this  Form 10-Q for the three months ended March 31, 2011.  Copies of these filings are available at www.sec.gov.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

3.1	Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 14, 2000 (2)

3.2	By-laws, as amended to date (3)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Denotes document filed as an Exhibit to our Registration Statement on Form SB-2 (No. 33- 85426), as amended, effective January 10, 1995 and incorporated herein by reference.
(2)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2006, and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to our Form 8-K dated December 26, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUPPAUGE DIGITAL INC.

Date:	May 13, 2011	By:	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the
Board, President (Principal Executive Officer)

Date:	May 13, 2011	By:	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal
Accounting Officer) and Secretary