Form 10-Q
period 2011-06-30
HAUPPAUGE DIGITAL INC
filed 2011-08-15
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

☐ YES              ☒  NO

As of July 25, 2011, 10,122,344 shares of .01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

Page no.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets –
June 30, 2011 (unaudited) and September 30, 2010	3

Consolidated Statements of Operations -
Three Months ended June 30, 2011 (unaudited) and 2010 (unaudited)	4

Consolidated Statements of Operations -
Nine Months ended June 30, 2011 (unaudited) and 2010 (unaudited)	5

Consolidated Statements of Other Comprehensive Loss
Three Months and Nine Months ended June 30, 2011 (unaudited) and 2010 (unaudited)	6

Consolidated Statements of Cash Flows - Nine Months ended June 30, 2011 (unaudited) and 2010 (unaudited)	7

Notes to Consolidated Financial Statements	8-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23

Item 3. Quantitative and Qualitative Disclosures about Market Risks	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 6. Exhibits	24-25

Signatures	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30 , 2011 (unaudited)	September 30 , 2010
Assets:
Cash and cash equivalents	$3,979,805	$7,057,904
Trade receivables, net of various allowances	2,741,674	4,403,194
Other non trade receivables	924,680	2,355,834
Inventories	10,645,363	11,450,565
Deferred tax asset-current	1,101,710	1,310,204
Prepaid expenses and other current assets	1,190,345	980,087
Total current assets	20,583,577	27,557,788

Intangible assets, net	3,375,139	3,941,266
Property, plant and equipment, net	413,292	544,959
Security deposits and other non-current assets	113,870	106,241
Deferred tax asset-non current	719,520	610,734
Total assets	$25,205,398	$32,760,988

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$3,843,225	$7,306,221
Accrued expenses fees	4,064,858	4,955,540
Accrued expenses	10,268,378	10,266,495
Income taxes payable	249,263	252,090
Total current liabilities	18,425,724	22,780,346

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized, 10,882,823 and 10,842,274 issued, respectively	108,828	108,423
Additional paid-in capital	18,087,128	17,739,330
Retained deficit	(4,824,228)	(1,050,886)
Accumulated other comprehensive loss	(4,186,506)	(4,410,677)
Treasury Stock, at cost, 760,479 shares	(2,405,548)	(2,405,548)
Total stockholders' equity	6,779,674	9,980,642
Total liabilities and stockholders' equity	$25,205,398	$32,760,988

 See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2011	2010

Net sales	$8,879,417	$13,593,518
Cost of sales	6,210,010	7,653,058
Gross profit	2,669,407	5,940,460

Selling, general and administrative expenses	3,273,690	3,705,827
Research and development expenses	977,489	1,083,489
(Loss) income from operations	(1,581,772)	1,151,144

Other income (expense):
Interest income	5,394	1,442
Foreign currency (loss) gain	(6,918)	152,142
Total other income (expense)	(1,524)	153,584
(Loss) income before tax provision	(1,583,296)	1,304,728
Current tax expense	39,289	58,912
Deferred tax (benefit) expense	(30,830)	330,600
Net (loss) income	$(1,591,755)	$915,216

Net (loss) income per share:
Basic and diluted	$(0.16)	$0.09

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended June 30,
	2011	2010

Net sales	$32,066,525	$45,318,955
Cost of sales	21,828,482	30,290,307
Gross profit	10,238,043	15,028,648

Selling, general and administrative expenses	10,562,265	11,816,087
Research and development expenses	3,217,181	3,258,661
Loss from operations	(3,541,403)	(46,100)

Other income :
Interest income	8,569	4,336
Interest expense	-	(4,340)
Foreign currency gain (loss)	(2,455)	213,770
Total other income	6,114	213,766
(Loss) income before tax provision	(3,535,289)	167,666
Current tax expense	138,345	159,274
Deferred tax expense	99,708	330,600
Net loss	$(3,773,342)	$(322,208)

Net loss per share:
Basic and diluted	$(0.37)	$(0.03)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended June 30,
	2011	2010
Net (loss) income	$(1,591,755)	$915,216
Foreign currency translation gain (loss)	41,182	(690,333)
Forward exchange contracts marked to market gain (loss)	607	(16,117)
Other comprehensive (loss) income	$(1,549,966)	$208,766

	Nine months ended June 30,
	2011	2010
Net loss	$(3,773,342)	$(322,208)
Foreign currency translation gain (loss)	224,171	(1,359,345)
Forward exchange contracts marked to market gain	-	5,370
Other comprehensive loss	$(3,549,171)	$(1,676,183)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2011	2010
Net loss	$(3,773,342)	$(322,208)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	180,168	206,730
Amortization of intangible assets	566,127	566,127
Stock compensation expense	301,405	326,350
Deferred tax expense	99,708	330,600
Sales reserve, net	(110,569)	259,240
Bad debt reserve	-	40,000
Inventory reserve	179,000	60,000
Other items	(14,287)	(14,313)
Changes in current assets and liabilities
Accounts receivable and other non trade receivables	3,429,576	5,350,574
Inventories	335,234	(2,855,649)
Prepaid expenses and other current assets	(229,189)	(225,239)
Accounts payable	(3,418,548)	(2,547,540)
Accrued expenses and other current liabilities	(709,208)	518,034
Total adjustments	609,417	2,014,914
Net cash (used in) provided by operating activities	(3,163,925)	1,692,706
Cash Flows From Investing Activities:
PCTV acquisition	-	(511,332)
Purchases of property, plant and equipment	(48,501)	(40,773)
Purchase of treasury shares	-	(1,211)
Net cash used in investing activities	(48,501)	(553,316)
Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and employee stock purchases	46,798	12,750
Net cash provided by financing activities	46,798	12,750
Effect of exchange rates on cash	87,529	(1,353,975)
Net decrease in cash and cash equivalents	(3,078,099)	(201,835)
Cash and cash equivalents, beginning of period	7,057,904	8,368,342
Cash and cash equivalents, end of period	$3,979,805	$8,166,507
Supplemental disclosures:
Interest paid	-	$4,347
Income taxes paid	$163,239	$133,367

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

The operating results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the September 30, 2011 year end.

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

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Trade receivables and other non-trade receivables as of June 30, 2011 and September 30, 2010 consisted of:

	June 30,	September 30,
	2011	2010
Trade receivables	$7,093,643	$9,123,726
Allowance for doubtful accounts	(383,773)	(383,773)
Sales reserve	(3,968,196)	(4,336,759)
Net trade receivables	$2,741,674	$4,403,194
Receivable from contract manufacturers	$650,189	$1,846,949
GST and VAT taxes receivables	205,819	439,745
Other	68,672	69,140
Total other non trade receivables	$924,680	$2,355,834

Note 3. Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	June 30,	September 30,
	2011	2010
Component parts	$3,840,349	$3,565,643
Finished goods	6,805,014	7,884,922
Total inventory	$10,645,363	$11,450,565

Note 4. Net Income (Loss) Per Share

Basic net income (loss) per share includes no dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects, in the periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted net income per share is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Weighted average shares outstanding-basic	10,122,344	10,068,765	10,104,061	10,064,618
Number of shares issued on the assumed exercise of stock options	-	135,327	-	-
Weighted average shares outstanding-diluted	10,122,344	10,204,092	10,104,061	10,064,618

Options to purchase 1,501,317 and 914,000 shares of common stock, at prices from $0.89 to $7.45 and $3.02 to $7.45, were outstanding for the three months ended June 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Options to purchase 1,501,317 and 1,529,442 shares of common stock, at prices from $0.89 to $7.45 and $1.05 to $7.45, were outstanding for the nine months ended and June 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 5. Foreign Currency Translations and Transactions

The Company’s Asian subsidiary reports its financial position and results of operations in the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency.  Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end.  Income statement accounts are translated at the average exchange rate during the year.   Translation adjustments arising from the translation to U.S. Dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity.  Gains and losses resulting from transactions that are denominated in currencies other than Euros are included in earnings as a component of other income.  The Company had a translation loss of $4,410,677 recorded on the balance sheet as of September 30, 2010. For the nine months ended June 30, 2011 the Company recorded on the balance sheet translation gains of $224,171, resulting in an accumulated translation loss of $4,186,506 recorded as a component of accumulated other comprehensive loss as of June 30, 2011.

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

Sales by functional category are as follows:

	Three months ended June 30,		Nine months ended June 30,
Product line sales	2011	2010	2011	2010
Analog TV tuner products	$171,113	$253,555	$933,048	$555,165
Digital and combination analog and digital TV tuner products	5,263,019	10,272,972	18,653,367	37,989,829
Other non-TV tuner products	3,445,285	3,066,991	12,480,110	6,773,961
Total sales	$8,879,417	$13,953,518	$32,066,525	$45,318,955

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in Europe and Asia.  Sales percentages by geographic region are as follows:

	Three months ended June 30,		Nine months ended June 30,
Geographic region	2011	2010	2011	2010
The Americas	58%	46%	59%	45%
Europe	38%	52%	38%	53%
Asia	4%	2%	3%	2%
Total	100%	100%	100%	100%

Note 7. Tax provision

The Company’s tax provision for the three and nine months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Tax expense on international operations	$29,289	$48,912	$108,345	$129,274
State taxes	10,000	10,000	30,000	30,000
Deferred tax (benefit) expense	(30,830)	330,600	99,708	330,600
Tax provision	$8,459	$389,512	$238,053	$489,874

Note 8. Accrued expense- fees

The Company uses software and technology purchased or licensed from third parties in certain of the Company’s products.  The Company enters into agreements for these technologies, and incurs a fee for each product sold that includes the technology. The Company recognizes and estimates the amount of fees owed to third parties based on products sold that include software and technology purchased or licensed from these third parties.  The Company uses all available applicable information in determining these estimates and thus the accrued amounts are subject to change as new information is made available to the Company.  Accrued expense fees are accounted for as a component of product cost and are charged to cost of sales.  As of June 30, 2011 and September 30, 2010 the amount of accrued expense fees amounted to $4,064,858 and $4,955,540, respectively.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs and for which no invoice has been rendered. Accrued expenses as of June 30, 2011 and September 30, 2010 were $10,268,378 and $10,266,495, respectively. Included in accrued expenses are accruals for product costs, accruals for sales costs relating to sales rebate programs, accruals for freight and duty expenses, accruals for compensation, accruals for warranty repair costs and accruals for advertising and marketing costs.

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

As of June 30, 2011 and September 30, 2010 the Company had no forward exchange contracts outstanding.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2010

Results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	06/30/11	06/30/10		$2011	2010	Variance
Net Sales	$8,879,417	$13,593,518	$(4,714,101)	100.00%	100.00%	-
Cost of sales	6,210,010	7,653,058	(1,443,048)	69.94%	56.30%	13.64%
Gross Profit	2,669,407	5,940,460	(3,271,053)	30.06%	43.70%	-13.64%
Gross Profit %	30.06%	43.70%	-13.64%
Expenses:
Sales & marketing	1,978,195	2,306,630	(328,435)	22.28%	16.97%	5.31%
Sales & marketing-PCTV	107,842	98,203	9,639	1.21%	0.72%	0.49%
Technical support	105,909	109,426	(3,517)	1.19%	0.80%	0.39%
General & administrative	759,250	862,150	(102,900)	8.55%	6.34%	2.21%
General & administrative-PCTV	69,842	67,358	2,484	0.79%	0.50%	0.29%
Amortization of intangible assets	188,709	188,709	0	2.13%	1.39%	0.74%
Selling, general and administrative stock compensation expense	63,943	73,351	(9,408)	0.72%	0.54%	0.18%
Total selling, general and administrative expense	3,273,690	3,705,827	(432,137)	36.87%	27.26%	9.61%
Research and development	511,533	653,751	(142,218)	5.76%	4.81%	0.95%
Research and development-PCTV	429,432	389,241	40,191	4.84%	2.86%	1.98%
Research and development stock compensation expense	36,524	40,497	(3,973)	0.41%	0.30%	0.11%
Total expenses	4,251,179	4,789,316	(538,137)	47.88%	35.23%	12.65%
Income (loss) from operations	(1,581,772)	1,151,144	(2,732,916)	-17.82%	8.47%	-26.29%

Other income (expense) :
Interest income	5,394	1,442	3,952	0.06%	0.01%	0.05%
Foreign currency	(6,918)	152,142	(159,060)	-0.08%	1.12%	-1.20%
Total other income (expense)	(1,524)	153,584	(155,108)	-0.02%	1.13%	-1.15%
Income (loss) before tax provision	(1,583,296)	1,304,728	(2,888,024)	-17.84%	9.60%	-27.44%
Deferred tax (benefit) expense	(30,830)	330,600	(361,430)	-0.35%	2.43%	-2.78%
Current tax expense	39,289	58,912	(19,623)	0.44%	0.43%	0.01%
Net income ( loss)	$(1,591,755)	$915,216	$(2,506,971)	-17.93%	6.74%	-24.67%

Net sales for the three months ended June 30, 2011 decreased $4,714,101 compared to the three months ended June 30, 2010 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Three Months	Three Months	Dollar	dollar	geographic region
	ended 06/30/11	ended 06/30/10	Variance	variance %	2011	2010
The Americas	$5,035,699	$6,276,662	$(1,240,963)	-20%	58%	46%
Europe	3,467,110	7,075,456	(3,608,346)	-51%	38%	52%
Asia	376,608	241,400	135,208	56%	4%	2%
Total	$8,879,417	$13,593,518	$(4,714,101)	-35%	100%	100%

European sales were impacted by lower consumer demand due to weak economic conditions.  Sales mix of higher average unit sales priced product contributed to a 54.00% increase in the average unit sales price while unit sales declined by 57.31%.

Gross profit

Gross profit decreased $3,271,053 for the three months ended June 30, 2011 compared to the same period in the prior year.

The decrease in the gross profit is detailed below:

Increase (decrease)
Decreased sales	$(2,543,593)
Increase due to stronger Euro to USD exchange rate	346,369
Higher gross profit on sales mix	755,712
License accrual adjustments-change in estimate	(2,119,167)
Lower production and production related costs	289,626
Total decrease in gross profit	$(3,271,053)

During the third quarter of fiscal 2010, the Company analyzed its accruals and recorded a change in estimate for license accruals of $2,119,167, no such adjustment was necessary for 2011.

Gross profit percentage for the three months ended June 30, 2011 was 30.06% compared to 43.70% for the three months ended June 30, 2010, resulting in a gross profit percentage decrease of 13.64%.

The decrease in gross profit percentage is detailed below:

Increase (decrease)
Higher gross profit on sales mix	1.38%
Increase due to stronger Euro to USD exchange rate	2.75%
License accrual adjustments-change in estimate	(15.59)%
Production and production related costs	(2.18)%
Total decrease in gross profit percentage	(13.64)%

The factors contributing to the gross profit percent decrease of 13.64% for the three months ended June 30, 2011 were primarily:

•	Change in sales mix resulted in a gross profit percentage increase of 1.38%.
•	An increase in the Euro to USD exchange rate from $1.4401 for the three months ended June 30, 2011 to $1.2730 for the three months ended June 30, 2011 resulted in a gross profit increase of 2.75%.
•
Change in estimate for license accruals during the third quarter of fiscal 2010, for which there was no similar adjustment in the third quarter of fiscal 2011, resulted in a gross profit decrease of 15.59%.

•	Due to lower sales, production and production related fixed costs were higher as a percentage of sales, resulting in a gross profit decrease of 2.18%.

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Three months ended June 30,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Sales and marketing-HCW	$1,978,195	$2,306,630	$(328,435)	22.28%	16.97%	5.31%
Sales and marketing-PCTV	107,842	98,203	9,639	1.21%	0.72%	0.49%
Technical support	105,909	109,426	(3,517)	1.19%	0.80%	0.39%
General and administrative-HCW	759,250	862,150	(102,900)	8.55%	6.34%	2.21%
General and administrative-PCTV	69,842	67,358	2,484	0.79%	0.50%	0.29%
Amortization of intangible assets	188,709	188,709	0	2.13%	1.39%	0.74%
Stock compensation	63,943	73,351	(9,408)	0.72%	0.54%	0.18%
Total	$3,273,690	$3,705,827	$(432,137)	36.87%	27.26%	9.61%

Selling, general and administrative expense for the third quarter of fiscal 2011 decreased $432,137 from the same period as last year as follows:

Sales and marketing expenses decreased $318,796, driven primarily by $7,571 in lower compensation costs, $346,437 in lower sales related expenses, mainly commission and co-op advertising expenses and lower sales office expenses of $141,723, offset by an increase in expenses of $176,935 due to the stronger Euro.

The decrease in technical support of $3,517 was primarily due to lower personnel costs. The decrease in general and administrative expenses of $100,416 was due primarily to $45,482 in lower banking costs due to premiums for option contracts paid during the third quarter of fiscal 2010, for which no similar option contracts were entered into during the third quarter of fiscal 2011, and lower professional fee expense of $50,966 due to lower legal and consulting fees.

Research and development expenses

Research and development expenses for the three months ended June 30, 2011 decreased $102,027 from the three months ended June 30, 2010. The decrease was mainly due to reimbursement received from a development partner during the third quarter of fiscal 2011 for engineering development costs.

Tax provision

Our tax provision for the three months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,
	2011	2010
Tax expense on international operations	$29,289	$48,912
State taxes	10,000	10,000
Deferred tax (benefit) expense	(30,830)	330,600
Tax provision	$8,459	$389,512

Summary of operations

We recorded a net loss of $1,591,755 for the three months ended June 30, 2011, which resulted in basic and diluted net loss per share of $0.16 on weighted average basic and diluted shares of 10,122,344, compared to net income of $915,216 for the three months ended June 30, 2010, which resulted in basic and diluted net income per share of $0.09 on weighted average basic and diluted shares of 10,068,765 and 10,204,092, respectively.

Options to purchase 1,501,317 and 914,000 shares of common stock, at prices from $0.89 to $7.45 and $3.02 to $7.45, were outstanding for the three months ended June 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

NINE MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO THE NINE MONTH PERIOD ENDED JUNE 30, 2010

Results of operations for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 is as follows:

	Nine	Nine
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	06/30/11	06/30/10		$2011	2010	Variance
Net Sales	$32,066,525	$45,318,955	$(13,252,430)	100.00%	100.00%	-
Cost of sales	21,828,482	30,290,307	(8,461,825)	68.07%	66.84%	1.23%
Gross Profit	10,238,043	15,028,648	(4,790,605)	31.93%	33.16%	-1.23%
Gross Profit %	31.93%	33.16%	-1.23%
Expenses:
Sales & marketing	6,713,710	7,613,677	(899,967)	20.94%	16.80%	4.14%
Sales & marketing-PCTV	305,831	335,840	(30,009)	0.95%	0.74%	0.21%
Technical support	325,857	353,928	(28,071)	1.02%	0.78%	0.24%
General & administrative	2,259,663	2,506,680	(247,017)	7.05%	5.53%	1.52%
General & administrative-PCTV	199,250	229,572	(30,322)	0.62%	0.51%	0.11%
Amortization of intangible assets	566,127	566,127	0	1.77%	1.25%	0.52%
Selling, general and administrative stock compensation expense	191,827	210,263	(18,436)	0.60%	0.46%	0.14%
Total selling, general and administrative expense	10,562,265	11,816,087	(1,253,822)	32.95%	26.07%	6.88%
Research and development	1,853,198	1,805,991	47,207	5.78%	3.99%	1.79%
Research and development-PCTV	1,254,405	1,336,583	(82,178)	3.91%	2.95%	0.96%
Research and development stock compensation expense	109,578	116,087	(6,509)	0.34%	0.26%	0.08%
Total expenses	13,779,446	15,074,748	(1,295,302)	42.98%	33.27%	9.71%
Loss from operations	(3,541,403)	(46,100)	(3,495,303)	-11.05%	-0.11%	-10.94%

Other income (expense) :
Interest income	8,569	4,336	4,233	0.03%	0.01%	0.02%
Interest (expense)	0	(4,340)	4,340	0.00%	-0.01%	0.01%
Foreign currency	(2,455)	213,770	(216,225)	-0.01%	0.47%	-0.48%
Total other income	6,114	213,766	(207,652)	0.02%	0.47%	-0.45%
(Loss) income before tax provision	(3,535,289)	167,666	(3,702,955)	-11.03%	0.36%	-11.39%
Deferred tax expense	99,708	330,600	(230,892)	0.31%	0.73%	-0.42%
Current tax expense	138,345	159,274	(20,929)	0.43%	0.35%	0.08%
Net loss	$(3,773,342)	$(322,208)	$(3,451,134)	-11.77%	-0.72%	-11.05%

Net sales for the nine months ended June 30, 2011 decreased $13,252,430 compared to the nine months ended June 30, 2010 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Nine Months	Nine Months	Dollar	dollar	geographic region
	ended 06/30/11	ended 06/30/10	Variance	variance %	2011	2010
The Americas	$18,916,028	$20,257,893	$(1,341,865)	-7%	59%	45%
Europe	12,285,865	24,029,538	(11,743,673)	-49%	38%	53%
Asia	864,632	1,031,524	(166,892)	-16%	3%	2%
Total	$32,066,525	$45,318,955	$(13,252,430)	-29%	100%	100%

European sales were impacted by lower consumer demand due to weak economic conditions.  Sales mix of higher average unit sales priced product contributed to a 37.89% increase in the average unit sales price while unit sales declined by 48.85%.

Gross profit

Gross profit decreased $4,790,605 for the nine months ended June 30, 2011 compared to the same period in the prior year.

The decrease in the gross profit is detailed below:

Increase (decrease)
Decreased sales	$(5,797,117)
Decrease due weaker Euro to USD exchange rate	(155,675)
Higher gross profit on sales mix	1,841,957
Change in warranty repair reserve	150,787
License accrual adjustments-change in estimate	(2,119,167)
Lower production and production related costs	1,288,610
Total decrease in gross profit	$(4,790,605)

Gross profit percentage for the nine months ended June 30, 2011 was 31.93% compared to 33.16% for the nine months ended June 30, 2010, resulting in a gross profit percentage decrease of 1.23%.

The decrease in gross profit percentage is detailed below:

Increase (decrease)
Higher gross profit on sales mix	3.68%
Decrease due to weaker Euro to USD exchange rate	(0.34)%
Change in warranty repair reserve	0.46%
License accrual adjustments-change in estimate	(4.68)%
Production and production related costs	(0.35)%
Total decrease in gross profit percentage	(1.23)%

The factors contributing to the gross profit percent decrease of 1.23% for the nine months ended June 30, 2011 were primarily:

•	Change in sales mix resulted in a gross profit percentage increase of 3.68%.
•	Lower Euro exchange rate for the first six months of fiscal 2011 resulted in a gross profit decrease of 0.34%.
•	Change in warranty repair reserve to reflect changes in estimate based on actual experience resulted in gross profit increase of 0.46%.
•	Change in estimate for license accruals during fiscal 2010, for which there was no similar adjustment during fiscal 2011, resulted in a gross profit decrease of 4.68%.
•	Due to lower sales, production and production related fixed costs were higher as a percentage of sales, resulting in a gross profit decrease of 0.35%.

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Nine months ended June 30,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Sales and marketing-HCW	$6,713,710	$7,613,677	$(899,967)	20.94%	16.80%	4.14%
Sales and marketing-PCTV	305,831	335,840	(30,009)	0.95%	0.74%	0.21%
Technical support	325,857	353,928	(28,071)	1.02%	0.78%	0.24%
General and administrative-HCW	2,259,663	2,506,680	(247,017)	7.05%	5.53%	1.52%
General and administrative-PCTV	199,250	229,572	(30,322)	0.62%	0.51%	0.11%
Amortization of intangible assets	566,127	566,127	0	1.77%	1.25%	0.52%
Stock compensation	191,827	210,263	(18,436)	0.60%	0.46%	0.14%
Total	$10,562,265	$11,816,087	$(1,253,822)	32.95%	26.07%	6.88%

Selling, general and administrative expense for the nine months ended June 30, 2011 decreased $1,253,822 from the same period last year as follows:

Sales and marketing expenses decreased $929,976, driven primarily by $76,238 in lower compensation costs, $875,228 in lower sales related expenses, mainly commission and co-op advertising expenses offset by higher sales office expenses of $2,385 and an increase in expenses of $19,105 due to the stronger Euro.

The decrease in technical support of $28,071 was primarily due to lower personnel costs. The decrease in general and administrative expenses of $277,339 was due primarily to lower professional fees for legal and accounting services of $112,376 due to lower legal and consulting fees, lower PCTV general and administrative expenses of $33,073, mainly for termination of service related contracts and lower professional fees, $40,000 in lower bad debt expense and $73,734 in lower banking costs due to premiums for option contracts paid during in fiscal 2010 for which no similar option contracts were entered into during fiscal 2011.

Research and development expenses

Research and development expenses for the nine months ended June 30, 2011 decreased $34,971 from the nine months ended June 30, 2010. The decrease was mainly due to the volume and timing of development programs.

Tax provision

Our tax provision for the nine months ended June 30, 2011 and 2010 is as follows:

	Nine months ended June 30,
	2011	2010
Tax expense on international operations	$108,345	$129,274
State taxes	30,000	30,000
Deferred tax expense	99,708	330,600
Tax provision	$238,053	$489,874

Summary of operations

We recorded a net loss of $3,773,342 for the nine months ended June 30, 2011, which resulted in basic and diluted net loss per share of $0.37 on weighted average basic and diluted shares of 10,104,061, compared to a net loss of $322,208 for the nine months ended June 30, 2010, which resulted in basic and diluted net loss per share of $0.03 on weighted average basic and diluted shares of 10,064,618.

Options to purchase 1,501,317 and 1,529,442 shares of common stock, at prices from $0.89 to $7.45 and 1.05 to $7.45, were outstanding for the nine months ended and June 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

We target a wide range of customer types to attempt to moderate the seasonal nature of our retail sales.

Liquidity and capital resources

Our cash, working capital and stockholders’ equity position as of June 30, 2011 and September 30, 2010 is set forth below:
	June 30, 2011	September 30, 2010
Cash	$3,979,805	$7,057,904
Working Capital	2,157,853	4,777,442
Stockholders’ Equity	6,779,674	9,980,642

The Company had cash and cash equivalents as of June 30, 2011 of $3,979,805, a decrease of $3,078,099 from September 30, 2010.

The decrease in cash was due to:

	Operating	Investing	Financing
	Activities	Activities	Activities	Total
Sources of cash:
Decrease in accounts receivable and other non trade receivables	$3,429,576	$0	$0	$3,429,576
Decrease in inventory	335,234	0	0	335,234
Proceeds from employee stock purchases	0	0	46,798	46,798
Effect of exchange rates on cash	87,529	0	0	87,529
Total sources of cash	3,852,339	0	46,798	3,899,137
Less cash used for:
Decrease in accounts payable and accrued expenses	(4,127,756)	-		(4,127,756)
Net loss adjusted for non cash items	(2,571,790)	-		(2,571,790)
Increase in prepaid expenses and other current assets	(229,189)	-		(229,189)
Capital equipment purchases	-	(48,501)	-	(48,501)
Total cash usage	(6,928,735)	(48,501)	-	(6,977,236)
Net cash decrease	$(3,076,396)	$(48,501)	$46,798	$(3,078,099)

Net cash used in operating activities was due to decreases in accounts receivable and inventory of $3,429,576 and $335,234, respectively, offset by a decrease in accounts payable and accrued expenses of $4,127,756, the net loss adjusted for non cash items of $2,571,790 and an increase in prepaid expenses of $229,189. The decrease in accounts receivable was due to collections and lower third quarter sales volume. The decrease in inventory was due to lower production due to lower sales. Cash of $48,501 was used in investing activities for the purchase of fixed assets. Cash of $46,798 from financing activities came from exercise of incentive stock options.

Our cash requirements for the next twelve months will include, among other things, the cash needed to fund our operating and working capital needs.  With the proper execution of our business and operating plan, we believe that our cash and cash equivalents as of June 30, 2011 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months.  Failure to meet the business and operating plan could require the need for additional sources of capital.   In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional capital needs.  In addition, if we are able to obtain financing, there can be no assurances that it will be on financially reasonable terms.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of June 30, 2011:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$745,860	$430,944	$314,916	$0

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report on Form 10-Q may not occur.  Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.  We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  All cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.  Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, the availability and pricing of key raw materials, competitive product offerings and pricing actions, dependence on key members of management, the availability of financing, successful integration of acquisitions, economic conditions in the United States and abroad, history of operating losses an as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, our Form 10-Q for the three months ended December 31, 2010, the three months ended March 31, 2011 and this Form 10-Q for the three months ended June 30, 2011.  Copies of these filings are available at www.sec.gov.

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

101
The following materials from the Hauppauge Digital Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include; (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) related Notes to Consolidated Financial Statements (furnished herewith).

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

HAUPPAUGE DIGITAL INC.

Date: August 15, 2011	By:	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the Board, President (Principal Executive Officer)

Date: August 15, 2011	By:	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal Accounting Officer) and Secretary