Form 10-K
period 2011-09-30
HAUPPAUGE DIGITAL INC
filed 2011-12-27
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              September 30, 2011

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 31, 2011 was approximately $15,917,246 based upon the last price reported on such date on the NASDAQ Global Market. Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the registrant.

As of December 12, 2011, the number of shares of Common Stock, $0.01 par value, outstanding was 10,122,344.

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

ITEM 1. BUSINESS

OVERVIEW

We are a developer of TV receivers, video recorders, Internet video streaming devices and other products for the personal computer market. Through our Hauppauge Computer Works, Inc., Hauppauge Digital Europe Sarl and PCTV Systems Sarl subsidiaries, we design, develop, manufacture and market products which record video from cable TV, satellite set top boxes and video game consoles such as the Xbox 360 and Sony Playstation 3, plus analog, digital and other types of TV tuners and devices that allow PC users to watch television on a PC screen in a resizable window. Certain of our products also enable the recording of TV shows to a PCs’ hard disk, receiving of digital TV data transmissions, and the display of digital media stored on a computer to a TV set and other mobile devices via a home network. We were incorporated in Delaware in August 1994 and are headquartered in Hauppauge, New York. We have administrative offices in Luxembourg, Ireland and Singapore, sales offices in Germany, London, Paris, The Netherlands, Sweden, Italy, Spain, Singapore, Taiwan and California and research and development centers in Hauppauge, New York, Braunschweig, Germany and Taipei,Taiwan.

OUR STRATEGY

Since our entry into the PC video market in 1991, management believes that we have become a leader in bringing live TV and other types of video content to PCs by focusing on five primary strategic fronts:

•	innovating and diversifying our products and our product lines
•	introducing new and desirable features in our products
•	expanding our domestic and international sales and distribution channels
•	forging strategic relationships with key industry players
•	outsourcing our production to contract manufacturers

As more people are looking to PCs for a total entertainment experience, we believe that our products are able to enhance the capabilities of the PC to enable it to become a one-stop integrated entertainment system. We feel our current products and products we may introduce in the future have the potential to be ubiquitous in PC-based home entertainment systems.

Our engineering group plans and designs new products and new product families. They also work on updating our current products to add new and innovative features that the marketplace seeks, while remaining vigilant in keeping our manufacturing costs low and trying to ensure that our products are compatible with new operating systems.

During fiscal 2011, our engineering department introduced ‘Colossus’, our high definition video recorder for desktop PCs, and ‘Broadway’. Broadway is a stand alone device which connects to a TV signal and streams live TV wirelessly to mobile Apple® devices such as the iPad®, iPhone® or iPod® Touch, Android phones and tablets, plus PCs and Mac notebooks and netbooks. In addition we introduced the WinTV-DCR-2650, a dual tuner CableCARD receiver which allows a PC user in the United States to connect to their cable TV signal and record two programs at a time or watch cable TV one channel while recording another. We also introduced the Win TV-Aero-m which allows PC users in the United States to watch the new ATSC M/H mobile broadcasts on any USB equipped notebook or netbook and the HD-PVR Gaming edition, which is specially designed for the dedicated Xbox360 or PS3 gamer, which enables the user to video record real time H.264 compressed game play recordings from an Xbox or PS3 player.

During fiscal 2010, our engineering department introduced the WinTV Extend, a built-in Internet video server for the WinTV v7.2 application. WinTV Extend takes a live TV signal received through one of the Hauppauge WinTV or PCTV tuner products and sends the live TV to the user’s iPhone, iPad, iPod touch, Mac or PC computer over either a home WiFi connection or over the Internet. In addition, we introduced the MediaMVD-HD High Definition digital media player and introduced new TV tuner products with the PCTV DV-T2 high definition digital TV receiver for the UK plus the PCTV 282e Flash Stick and the PCTV DVBV-S2 460e stick.

All of our PC based products introduced in 2011 are designed to run under the Microsoft Windows 7 operating system. Some of our products also work with Microsoft Vista and Microsoft Windows XP. Broadway and WinTV Extend are designed to work with the Apple iPad and iPhone plus Android tablets.

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

Products

 Our products fall under three product categories:

•	Video recorder products, such as USB-Live2, HD PVR and Colossus
•	TV receivers, which include Broadway, our Analog TV tuners, Digital TV tuner and Hybrid analog and digital TV tuner products
•	Non-TV tuner products such as the ImpactVCB, MediaMVP-HD and our TV applications for the PC and the Apple iPad and iPhone.

See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements comprising part of this Annual Report on Form 10-K for additional information relating to our operating segments.

Video recorder products

USB-Live2 is a standard definition video recorder which can be used to record video tapes and other types of video into a PC. Once on a PC, these recordings can be burned onto a DVD disc. USB-Live2 is sold to consumers who want to save their old video tapes by converting them to a DVD disc. USB-Live2 comes with software which allows a consumer to record a VHS tape, and then author a DVD disc from the video recording.

Our HD PVR is a High-Definition video recorder for making real-time H.264 compressed video recordings at resolutions up to 1080i.  The HD PVR records component video from a game console such as the Xbox 360, Playstation 3 or cable TV and satellite set top boxes. When used to record HD video from a cable TV or satellite set top box, the HD PVR can automatically change TV channels for scheduled recordings with its built-in IR blaster. The HD PVR recording format can be used to burn Blu-ray DVD disks. The HD PVRs recording quality allows personal archival of high definition TV programs from any component video HD set top box.  The HD PVR also has standard definition composite and S-Video inputs which allows the user to record their old home video tapes into an AVCHD format for creating Blu-ray DVD recordings.

Our Colossus is a high definition video recorder which plugs into a PC (an internal card). Colossus can record high definition video from a cable TV or satellite set top box, or an Xbox 360 or Sony Playstation 3 game console. Recording is done at up to 1080i HD video.

TV receivers

Broadway live TV streaming products for the iPad and iPhone

Broadway, developed by our PCTV Systems Sarl R&D team in Braunschweig Germany, connects to a TV signal and then transmits that TV signal over a Wi-Fi network or over the Internet. An Apple iPhone or iPad can receive this TV signal and display the live TV program on the screen. Broadway is a small, low power, stand alone device which is designed for unattended operation. With Broadway, an iPad or iPhone user can watch live TV in the home over their Wi-Fi network, or anywhere around the world via the Internet.

There are three models of Broadway: a model for Europe and parts of Asia which includes dual digital TV receivers for over-the-air digital TV, a model for North America with a built-in universal ATSC/NTSC and clear QAM receiver, and a model which includes a free-to-air high definition DVB-S2 satellite TV receiver.

Digital TV receivers and hybrid analog/digital TV receiver

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

Our WinTV-DCR-2650 is a PC-based cable TV set top box utilizing CableCARD technology that has two tuners. With Windows 7 Media Center, the user can record two TV programs at the same time, or the user can watch one TV program while recording another. There are other applications besides Windows Media Center which will work with the WinTV-DCR-2650. These programs will allow the user to watch and record cable TV programs which are marked as "copy freely" by their local cable operator. Most of these programs are network TV channels, including CBS, NBC and Fox.

We have a line of external TV tuners called TV tuner “sticks”. TV tuner “sticks” are small TV tuners which connect to a PC, notebook or netbook computer through the USB port. TV tuner “sticks’ are typically used for mobile PC users and others who want the flexibility to simply insert a USB TV tuner and watch TV on their screen. The small size and UPC plug-in capability are good for use in laptops while traveling. Our TV tuner “sticks” include the WinTV-NOVA, WinTV-Ministick and WinTV-Aero series.

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

Our WinTV-NOVA-TD stick is a pocket-sized external DVB-T tuner for our European markets, employs “Diversity Technology” with the use of two antennas to maximize the reception for the viewing of digital terrestrial TV on a PC or laptop. The product also allows recording of digital TV to a hard drive in high quality MPEG-2 format. The product’s pocket size and UPC plug-in capability is good for use in laptops while traveling.

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

Our WinTV-Aero-m stick allows for the receiving of the new ATSC M/H Mobile Digital TV broadcasts in the U.S. A user can tune into live local news, traffic information, weather, sporting events or entertainment programs using a Windows based netbook or notebook. A user can also watch live digital TV in a window in addition to checking their e-mail or Facebook account on their notebook or netbook.

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

Our WinTV-HVR-1400 and WinTV-HVR-1500, are dual tuner ExpressCard/54 cards designed for notebook computers with ExpressCard/54mm expansion slots. These TV tuners are for analog and digital TV watching and recording on laptop computers, and allow the recording of digital programs to a hard drive in high quality MPEG-2 format and the recording of analog programs.

Our WinTV-HVR-1600 is a PCI combination analog and digital TV tuner for our North American market. The WinTV-HVR-1600 is installed in an internal PCI slot in a desktop PC and allows the watching and recording of ATSC high definition TV and NTSC cable TV. The WinTV-HVR-1600 can record all ATSC formats, including the 1080i format. The WinTV-HVR-1600 also supports viewing and recording clear QAM digital cable TV channels and includes a remote control and IR blaster which changes the channels on the user’s satellite or cable TV set top box.

Our WinTV-HVR-1850 is a combination analog and digital PCI Express TV tuner for our North American market. The WinTV-HVR-1850 allows the watching and recording of ATSC high definition TV, clear QAM digital cable TV and NTSC analog cable TV on a PC.

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

Our WinTV-NOVA-S is a low cost DVB-S tuner for our European markets which allows for the viewingof satellite based digital programming on a PC. The product also allows for recording and playback of digital TV, using the high quality MPEG-2 format, and for listening to digital radio.

Our WinTV-HVR-1950 is a high performance external USB based TV tuner for the user’s PC or laptop. The WinTV-HVR-1950 allows the user to watch, pause and record analog cable TV, clear QAM digital cable TV, or ATSC over-the-air digital TV at up to 1080i resolution. The product comes with a remote control and IR blaster, and contains a built-in hardware MPEG-2 encoder for use when recording analog video.

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

PCTV TV tuner products

Our PCTV TV tuner products allow Windows or Macintosh users to view television programming on their computers. Our PCTV line consists of a family of USB sticks with a small and convenient form factor well-suited for use with laptops and PCI-based cards more appropriate for desktop users, in addition to PCI cards for use in desktop computers. PCTV products are positioned as our high end product offering. We believe that the positioning of the PCTV product line is complementary to our existing WinTV line and will broaden our product offerings.

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

Non-TV Tuner Products

Software Products

The Company’s WinTV application is a PC based TV watching, pause and recoding application. The WinTV application has been under continuous development since 1992. The current WinTV version 7 application is typically supplied on a CD-ROM and it is installed on a users PC which contains one of our WinTV TV tuner products. Features in WinTV v7 include: live TV in a window or full screen, program pause, scheduled record, multiple TV tuner support, close captioning and parental control.

Our WinTV Extend software product is a PC based Internet video server which streams live TV or other video content to remote devices such as an Apple iPad or iPhone. The difference between WinTV Extend and our Broadway product is that WinTV Extend runs on a PC while Broadway is stand alone. WinTV Extend was initially introduced in 2009 and is standard in the Hauppauge WinTV v7.2 application. Currently, WinTV Extend supports native Apple iOS encoding plus Adobe Flash. Adobe Flash is the preferred media format for PCs and Mac computers, plus the Android mobile platform.

Our WinTV Extend for the iPad and iPhone applications were introduced at the end of fiscal 2011. These applications are native Apple iOS applications which allow the watching of live TV over a Wi-Fi or Internet connection. The WinTV Extend for iPad and iPhone require a streaming server as the TV source. Current streaming servers supported are Broadway and the WinTV v7.2 application. These applications are provided through the Apple application store.

Video Capture Boards

Our ImpactVCB Video Capture Board (“ImpactVCB”) is a low cost PCI board for high performance access to digitized video. Designed for PC-based video conferencing and video capture in industrial applications, the ImpactVCB features “live” video-in-a-window, still image capture and drivers for Windows. There are also third party drivers and applications available for use with the Linux operating system.

Digital Media Adapters

Our MediaMVP-HD™ is a Linux-based digital media device, and is one of a new class of PC products which link TV sets and PCs. Media, such as music, digital pictures, and digital videos, are transmitted from the PC, where they are stored, to the MediaMVP™, where they are converted from a digital format into an analog format, enabling playback on a TV connected to the MediaMVP™. MediaMVP™ was introduced to the market in fiscal 2003, and the first shipments to customers were made at the start of our 2004 fiscal year.

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

TECHNOLOGY

Video Recorder Technology

Our HD PVR and Colossus high definition video recorders accept video from a Component Video source, such as the output of a cable TV or satellite set top box, or a video game console such as an Xbox 360 or Playstation 3. Hauppauge uses HD video encoder chips from Ambarella or Vixs inside these products to compress the Component Video into an H.264 form. H.264 is the compression technology used in Blu-ray DVD discs and is high quality. This compressed high definition video is then stored on the computers disc drive. Once on the disc drive, a user can playback the video recording in HD, burn the video recording onto a Blu-ray compatible DVD disc, or upload the video recording to YouTube.

We have a continuing engineering effort to deliver higher quality video recordings. In addition, we are developing support in our HD Video Recorders for third party applications such as Microsoft’s Media Center application.

Digital TV Receiver Technology

Our WinTV®-D board, developed during the 1999 fiscal year and delivered to the market in the beginning of fiscal 2000, was the first ATSC digital TV tuner for the North American market which allowed PCs to receive, display and record over-the-air digital TV signals. ATSC digital television is the digital TV standard for North America which has replaced analog television in the United States and Canada. In the U.S., all analog over-the-air television transmissions have ceased as of June 19, 2009 and only digital TV transmissions are broadcast. Since our first ATSC digital TV tuner delivered in 2000, we have introduced 8 new digital TV tuners for use in North America.

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

Analog TV Receiver Technology

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

The fourth generation analog TV tuners were WinTV®-PVR models which were first developed during fiscal 2000 and introduced to the market in early fiscal 2001. The WinTV®-PVRs include both internal PCI and external USB TV tuners which are designed to add the ability to record TV shows to a PC’s hard disk. The core technology in the WinTV®-PVR products is a hardware MPEG encoder, which compresses analog video from a TV tuner or external video source into an MPEG format in real time.

RESEARCH AND DEVELOPMENT

Our Research and Development efforts are focused on both extending the range of our current TV receiver and high definition video recording products, plus developing new features for our WinTV and WinTV Extend software products. We intend to develop more highly integrated versions of hardware products to further improve performance and price points, and new versions of software to add features, improve ease of use, and provide support for new operating systems.

As of September 30, 2011 we had three research and development operations: one based in our Hauppauge, New York headquarters, one based in Taipei, Taiwan, ROC and one in Braunschweig, Germany. The New York and Taiwan R&D operations are aimed at extending the range and features of our high definition video recorders and digital/analog TV receiver products.. The PCTV Systems research and development operation is based in Braunschweig, Germany, and is responsible for the updating and enhancement of Broadway and developing other PCTV products.

The technology underlying our products and certain other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. See, “Item 1A — Risk Factors”. We maintain an ongoing research and development program. Our future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We continue to invest in research and development. We spent approximately $4,258,000 and $4,459,000 for research and development expenses for the years ended September 30, 2011 and 2010, respectively. There can be no assurance that our current and future research and development will be successful or that we will be able to foresee, and respond to, advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete. See “Item 1A- Risk Factors.”

PRODUCTION AND SUPPLIERS

We design the hardware for most models of the WinTV, PCTV and MediaMVP products, and also write the operating software to be used in conjunction with the Microsoft Windows operating system and the Apple iOS operating system..

During fiscal 2011, we sub-contracted the manufacturing and assembly of most of our products to six independent third parties at facilities in various Asian countries. We monitor and test the quality of the completed products at any one of our facilities in the U.S. (Hauppauge, New York), Singapore or Ireland before packaging the products and shipping them to our customers. We also buy some models of TV tuner products, such as the WinTV Nova-t-Stick from other unrelated third party companies, add Hauppauge software and sell under our name or on a private label basis.

Certain component parts, such as TV tuners, video decoder chips and video compression chips, plus certain assembled products, such as the WinTV-HVR stick products that are essential to our business, are available from a single source or limited sources. Other essential component parts that are generally available from multiple sources may be obtained by us from only a single source or limited sources because of pricing concerns. See “Item 1A-Risk Factors.”

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

Components are normally acquired through purchase orders, either issued by us or by our contract manufacturers, typically covering our requirements for a 60-120 day period from the date of issue. Purchased assembled products are normally covered by longer term purchase orders. Our principal suppliers of component parts are Arrow Electronics, Dibcom S.A., NXP Semiconductors, Trident Microsystems, WT Microelectronics Singapore Pte Ltd and Conexant Systems.

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

During fiscal 2011 and 2010, all HD PVR, WinTV, PCTV and MediaMVP manufacturing was performed by six unrelated contract manufacturers in Asia. Product design specifications are provided by our engineering team to ensure proper assembly. Contract manufacturing is primarily done on a consignment basis, in which we provide all the significant component parts and we pay for assembly charges and for certain additional parts for each board produced. Some products are purchased on a turnkey basis, in which all components and labor are provided by the manufacturer, and the manufacturing price includes parts and assembly costs. We monitor the quality of the finished product produced by our contract manufacturers. As of September 30, 2011, we had six qualified contract manufacturers located in Malaysia, Indonesia, Taiwan and China, who are capable of producing our products to our standards. If demand were to increase dramatically, we believe additional production could be absorbed by these qualified contract manufacturers. For fiscal 2011 and 2010 we did not engage any contract manufacturers in Europe or North America.

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

Sales Channels for Our Products

We primarily sell through a sales channel which consist of retailers, PC manufacturers and distributors. We have no exclusive distributors and retailers. For fiscal 2011 we had one customer, Best Buy, that accounted for about 11.4% of our net sales. For fiscal 2010 no one customer accounted for more than 10% of our net sales.

Our PCTV products are offered as our high end line and are sold through similar retail and distribution channels as our WinTV products.

Marketing and Sales

We market our products both domestically and internationally through our sales offices in the U.S. (New York and California), Germany, the United Kingdom, France, Taiwan and Singapore, plus sales representative offices in the Netherlands, Spain, Scandinavia, Poland and Italy. For the fiscal 2011, approximately 59% of our sales were made within the United States while approximately 41% were made outside the United States. For the fiscal 2010, approximately 46% of our sales were made within the United States while approximately 54% were made outside the United States. More information on our geographic segments can be obtained from “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to the “Consolidated Financial Statements” which comprise part of this Annual Report on Form 10-K.

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

We have fifteen sales people located in Europe, one sales person in the Far East and two sales people in the U.S. In addition to our sales people we also utilize the services of 7 manufacturer representatives in the United States and 5 manufacturer representatives in Europe.

See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to a discussion on the impact seasonality has on our sales.

FOREIGN CURRENCY FLUCTUATIONS

For each of the fiscal years ended September 30, 2011 and 2010, at least 37% of our sales were generated by our European subsidiary and were invoiced and collected in local currency, which is primarily the Euro. On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 95% of our inventory required to support our European sales is purchased and paid in U.S. Dollars.

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

See “Item 1A-Risk Factors” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COMPETITION

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. We compete against a number of Asian and European companies. Our WinTV-DCR-2650 digital CableCARD receiver competes in the cable TV set top box market with Motorola, Scientific Atlanta, a subsidiary of Cisco Systems Inc. and with Tivo Inc. Our Broadway product competes in the consumer electronics market, where competition comes from Sling Media, a subsidiary of EchoStar Corporation, and others. Our HD PVR product competes in the video recorder market with Roxio, a subsidiary of Rovi Corporation. Our Win TV TV tuner products compete in the PC peripheral market where competition comes from a number of large Asian suppliers. There can be no assurance that we will not experience increased competition in the future. Such increased competition may have a material adverse affect on our ability to successfully market our products. Competition is expected to remain intense and, as a result, we may lose some of our market share to our competitors. Further, we believe that the market for our products will continue to be price competitive and thus we could continue to experience lower selling prices, lower gross profit margins and reduced profitability levels for such products than in the past. “Item 1A-Risk Factors”.

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

See “Item 1A-Risk Factors” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

EMPLOYEES

As of September 30, 2011, we employed 146 people domestically and internationally, including our executive officers, all of whom are employed on a full-time basis, and none of whom are represented by a union. Included in the 146 employees are 21 employees located in Braunschweig, Germany, primarily consisting of engineers and product support personnel, formerly employed by Avid Technology, Inc., whom we hired to support our PCTV operations.

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

Hauppauge Digital Europe Sarl (“HDE”), incorporated in Luxembourg, is our European subsidiary. It has thefollowing wholly-owned subsidiaries:
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

PCTV Systems Sarl Luxembourg is a wholly owned subsidiary of Hauppauge Digital Inc. This subsidiary was created to be the holding company of certain assets and properties acquired from Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GmbH, Avid Development GmbH and Avid Technology International BV.   PCTV Systems Sarl is a branch of PCTV Systems Sarl, Luxembourg. Located in Germany, PCTV Systems Sarl is responsible for PCTV research and development.

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

If our technology is not accepted, we will not be able to sustain or expand our business.

Our future success depends on the growing use and acceptance of TV tuner products, video products for PCs and internet based video technology. The market for these products and technology is still evolving, and may not develop to the extent necessary to enable us to further expand our business. We have invested, and continue to invest, significant time and resources in the development of new products for this market.

Our:

•	dependence on sales of TV tuner products, video recording products for the PC and internet based video technology
•	lack of market diversification
•	concentration on the North American and European market for the majority of our sales
•	potential inability to remain ahead of the development of competing technologies could each have a material adverse effect on our business, operating results and financial condition if we are unable to address any of the factors listed above.

We rely upon sales of a small number of product lines, and the failure of any one product line to be successful in the market could substantially reduce our sales.

We currently rely upon sales from our existing product lines to generate our sales. While we continue to develop additional products within these and other product lines, there can be no assurance that we will be successful in doing so. Consequently, if the existing or future products are not successful, sales could decline substantially, which would have a material adverse effect on our business, operating results and financial condition.

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

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. We compete against companies such as TiVo Inc. and ATI Technologies Inc., a division of Advanced Micro Devices, Inc., and a number of Asian and European companies. Our internet based video technology products compete in the consumer electronics market, where competition comes from Sony Corporation, Toshiba Corporation, Cisco Systems, Inc., Sling Media Inc. and others.

We believe that competition from new entrants will increase as the market for digital video in a PC expands. There can be no assurance that we will not experience increased competition in the future. Such increased competition may have a material adverse affect on our ability to successfully market our products. Competition is expected to remain intense and, as a result, we may lose some of our market share to our competitors. Further, we believe that the market for our products will continue to be price competitive and thus we could continue to experience lower selling prices, lower gross profit margins and reduced profitability levels for such products than in the past

Rapid technological changes and short product life cycles in our industry and the availability of new products, services and technologies could harm our business.

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products, services and technologies, which may have a material adverse impact upon our business, operating results and financial condition. The pervasive availability of new products, services (including internet services) and technologies may have a material adverse impact upon our business, operating results and financial condition. We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We expended approximately $4,258,000 and $4,459,000 for research and development expenses for the fiscal years ended September 30, 2011 and 2010, respectively. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies, services or products by competitors will not render our products or technologies non-competitive or obsolete.

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

We are substantially dependent upon foreign markets for sales of our products, primarily the European market, and adverse changes in these markets could reduce our sales.

Our future performance will likely be dependent, in large part, on our ability to continue to compete successfully in the European markets, where a large portion of our current and potential customers are located. Our ability to compete in these markets will depend on many factors, including:

•	the economic conditions in these regions
•	the value of the euro versus the U.S. dollar
•	the stability of the political environment in these regions
•	adverse changes in the relationships between major countries in these regions
•	the state of trade relations among these regions and the United States
•	restrictions on trade in these regions
•	the imposition or changing of tariffs by the countries in these regions on products of the type that we sell
•	changes in the regulatory environment in these regions
•	export restrictions and export license requirements
•	restrictions on the export of critical technology
•	our ability to develop products that meet the varied technical requirements of customers in each of these regions
•	our ability to maintain satisfactory relationships with our foreign customers and distributors
•	changes in freight rates
•	our ability to enforce agreements and other rights in the countries in these regions
•	difficulties in staffing and managing international operations
•	difficulties assessing new and existing international markets and credit risks
•	potential insolvency of international customers and difficulty in collecting accounts

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

For the two fiscal years ended September 30, 2011 and 2010, at least 37% of our sales were generated by our European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 95% of our inventory required to support our European sales are purchased and paid in U.S. Dollars.

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

Over the last two fiscal years our gross profit margins have ranged from a low of 25.57% to a high of 33.80% due to the following factors, among others:

•	sales mix of lower margin products
•	changes in foreign currency exchange rates, primarily the euro
•	allowances for excess inventory
•	increases in costs charged by contract manufacturers
•	increases in duty and tariff rates
•	increases in shipping costs
•	lower average selling prices
•	increases in material acquisition costs and
•	different gross margins for like products in different markets

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

During fiscal 2011, we subcontracted the manufacturing and assembly of our products to six independent third parties at facilities in various Asian countries.

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

If the supply of a key component or assembled product, such as the HD-PVR or a PCTV product, were to be delayed or curtailed, or in the event a key manufacturing or sole vendor delays shipment of such components or completed products, our ability to ship products in desired quantities and in a timely manner would be adversely affected. Our business, operating results and financial condition could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. We attempt to mitigate these potential risks by working closely with our key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. We are also seeking out alternative sources for assembled products, making us less dependent on a single or limited source.

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

We generally ship products within one to four weeks after receipt of orders. Therefore, our sales backlog is typically minimal. Accordingly, our expectations of future net sales and our product manufacturing and materials planning are based largely on our own estimates of future demand and not on firm customer orders. If we obtain orders in excess of our internal forecasts, we may be unable to timely increase production to meet demand, which could have a material adverse effect on our business, operating results and financial condition. If our net sales do not meet expectations, our business, operating results and financial condition would be adversely affected, we may be burdened with excess inventory, and we may be subject to excess costs or inventory write-offs.

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

We anticipate that we may need to raise additional capital in the future to continue our long term expansion plans, to respond to competitive pressures or to respond to unanticipated requirements. We currently do not have a working capital line of credit in place. We cannot be certain that we will be able to obtain financing on commercially reasonable terms, if at all. Our failure or inability to obtain financing on acceptable terms could require us to limit our plans for expansion, incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute existing stockholders’ holdings or discontinue a portion of our operations, each of which could have a material adverse effect on our business, operating results and financial condition.

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

Historically, our quarterly and annual operating results have varied significantly from period to period, and we expect that our results will continue to do so. These fluctuations result from a variety of factors, including:

•	market acceptance of our products
•	changes in order flow from our customers, and their inability to forecast their needs accurately
•	the timing of our new product announcements and of announcements by our competitors
•	increased competition, including changes in pricing by us and our competitors
•	delays in deliveries from our limited number of suppliers and subcontractors
•	difficulty in implementing effective cost management constraints
•	market and economic conditions

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is typically our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 37% and 54% of sales for the fiscal years ended September 30, 2011 and 2010, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period. Accordingly, any sales or net income in any particular period may be lower than the sales and net income in a preceding or comparable period. Period-to-period comparisons of our results of operations may not be meaningful, and should not be relied upon as indications of our future performance. In addition, our operating results may be below the expectations of securities analysts and investors in future periods. Failure to meet such expectations, should such an event occur, will likely cause our share price to decline.

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

On October 6, 2009, NASDAQ notified us that we were subject to delisting based on our failure to timely hold our Annual Stockholders’ Meeting.  On December 9, 2009, we held our Annual Stockholders’ Meeting and on December 10, 2009, a NASDAQ Hearings Panel rendered its determination to continue our listing.

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

On January 3, 2011 we received a letter from Nasdaq indicating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Global Market (as set forth in Nasdaq Listing Rule 5450(b)(1)(A)) because our stockholders’ equity was below The Nasdaq Global Market minimum stockholders’ equity listing requirement of $10,000,000. The Nasdaq Letter also indicated that we did not meet the continued listing requirements for The Nasdaq Global Market under its alternative standards. Subsequent to our receipt of the Nasdaq Letter, we sent a letter to Nasdaq describing our plan to regain compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Global Market. The plan was not accepted by Nasdaq. We subsequently applied to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market in order to conform to Nasdaq’s continued listing requirements. On February 28, 2011, we received a letter from The Nasdaq Stock Market notifying us that Nasdaq had approved our application to list our common stock on The Nasdaq Capital Market. The Nasdaq Letter stated that the listing of our common stock would be transferred to The Nasdaq Capital Market from The Nasdaq Global Market at the opening of business on Thursday, March 3, 2011.

No assurances can be provided that we will be able to achieve or maintain compliance with the requirements for continued listing under the NASDAQ Listing Rules (including with respect to, among others things, minimum bid price and stockholders’ equity) or that we will maintain our NASDAQ listing.

We may not be able to maintain our listing on The Nasdaq Capital Market.

Our Common Stock trades on The Nasdaq Capital Market under the symbol HAUP. Prior to March 3, 2011 our Common Stock traded on the Nasdaq Global Market. If we fail to meet the continued listing standards of The Nasdaq Capital Market, our Common Stock could be delisted from The Nasdaq Captial Market. If our securities are delisted by NASDAQ, then the market liquidity for such securities would likely be negatively affected, which may make it more difficult for holders to sell such securities in the open market, and we could face additional difficulty raising capital necessary for our continued operation. Investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our securities.

Our Amended and Restated By-Laws may have anti-takeover effects, limiting the ability of outside stockholders to seek control of management, and any premium over market price that an acquirer might otherwise pay may be reduced and any merger or takeover may be delayed.

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

We incurred losses from continuing operations for the last four fiscal years. During the fourth quarter of fiscal 2011 we put into place an expense reduction plan. While we believe that with the proper execution of our business and operating plan, our cash and cash equivalents as of September 30, 2011 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months, we must ultimately remain profitable or obtain financing to be able to meet our future cash flow requirements, and there can be no assurance that we will be able to do so. In addition, there can be no assurance that we will be able to obtain financing on commercially reasonable terms, if at all.

Inflation could have a material adverse effect on our business, operating results or financial condition

While inflation has not had a material adverse effect on our business, operating results or financial condition in the past, in the event that the inflation rate increases, there can be no assurance that we will be able to offset the effects of inflation through price increases to our customers, without experiencing a reduction in the demand for our products; or that inflation will not have a material adverse effect on our business, operating results or financial condition.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.       PROPERTIES

We occupy a facility located at 91 Cabot Court, Hauppauge, New York 1178 for our executive offices and for the testing, storage and shipping of our products. Hauppauge Computer Works, Inc. leases the premises from Ladokk Realty LLC, a real estate limited liability company, which is principally owned by Kenneth Plotkin, our President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer and the holder of approximately 8.53% of our shares of common stock as of September 30, 2011, Dorothy Plotkin, the wife of Kenneth Plotkin and the holder of approximately 5.45% of our shares of common stock as of September 30, 2011, and Laura Aupperle, the widow of Kenneth Aupperle, a founder and former President of the Company and the holder of approximately 6.78% of our shares of common stock as of September 30, 2011.

 On August 25, 2011 we entered into a new five year lease, commencing September 1, 2011 and ending August 31, 2016. Under the prior lease we were paying annual rent of $337,656. In recognition of the current real estate market conditions we were able to obtain a rent reduction. The new lease calls for base rent of $250,000 in the first and second years of the lease; base rent of $257,500 in the third and fourth years of the lease and base rent of $265,225 for the fifth year of the lease. The rent is payable monthly on the first day of each month. The execution of the lease agreement was approved by our Board of Directors, following the recommendation of our Audit Committee. Under the lease we are obligated to pay real estate taxes, utilities, insurance and operating costs of maintaining and repairing the premises during the term of the lease.

On May 1, 2001, Hauppauge Digital Europe Sarl commenced a lease of a 15,642 square foot building in Blanchardstown, Dublin, Ireland. The facility houses our European warehousing and distribution center. The lease, which is for the standard twenty-five year term in Ireland with the right to terminate by the lessee on the fifth and tenth year of the lease, calls for an annual rent of approximately $186,000. The rent includes an allocation for common area maintenance charges.

Our PCTV Systems operation occupies approximately 8,400 square feet in Braunschweig, Germany. This location houses our PCTV engineering and product development personnel. The lease expires on March 31, 2014 and calls for an annual rent of approximately $115,000.

Our Singapore subsidiary, Hauppauge Digital Asia Pte Ltd., occupies approximately 5,400 square feet in Singapore, which it uses as a sales and administration office and for the testing, storage and shipping of our products. The lease expires on November 30, 2016 and calls for an annual rent of approximately $63,000. The rent includes an allocation for common area maintenance charges.

Our German subsidiary, Hauppauge Computer Works GMBH, occupies approximately 6,000 square feet in Mönchengladbach, Germany. It is used as our European sales office and customer support center. It also has a product demonstration room and a storage facility. Hauppauge Computer Works GMBH pays an annual rent of approximately $55,000 for this facility pursuant to a rental agreement, which expires on October 31, 2012.

HCW occupies a shared office facility at the Danville Business Center in Danville, California. We use the California office as our western region sales office. The lease expires on May 31, 2012 and requires us to pay an annual rent, which includes telecommunications services, of approximately $9,800.

ITEM 3.     LEGAL PROCEEDINGS

We are presently party to no pending material legal proceedings.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the NASDAQ Capital Market under the symbol HAUP. Prior to March 3, 2011, our common was listed on the NASDAQ Global Market under the symbol HAUP. The range of high and low sales prices for our Common Stock during the two fiscal years ended September 30, 2011 and 2010 were as follows:

	Years ended September30,
	2011		2010
Price per share	High	Low	High	Low
First Quarter	$2.93	$2.10	$1.12	$0.62
Second Quarter	3.65	1.86	0.93	0.70
Third Quarter	2.37	1.76	3.93	0.86
Fourth Quarter	1.97	0.86	2.57	1.78

We have been advised by our transfer agent, Continental Stock Transfer & Trust Company, that the approximate number of holders of record (registered holders) of our Common Stock as of December 28, 2011 was 139.

No cash dividends have been paid during the two fiscal years ended September 30, 2011. We have no present intention of paying any cash dividends in our foreseeable future and intend to use our net income, if any, in our operations.

On November 8, 1996, we approved a stock repurchase program. The program authorized us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997. At our August 3, 2007 Board meeting, our Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000. As of September 30, 2011 we had repurchased 760,479 shares at an average price of $3.16

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth in the table below is certain information regarding the number of shares of our common stock that may be issued under options, warrants and rights pursuant to all of our existing equity compensation plans as of September 30, 2011.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	1,382,692	$3.39	292,500
Equity compensation plans not approved by stockholders	-	-	-
Total	1,382,692	$3.39	292,500

ITEM 6.	SELECTED FINANCIAL DATA

Item 301 of Regulation S-K “Selected Financial Data” is not required for Smaller Reporting Companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

Results of operations
Twelve months ended September 30, 2011 compared to September 30, 2010.

Results of operations for the twelve months ended September 30, 2011 compared to September 30, 2010 are as follows:

	Twelve	Twelve
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	9/30/11	9/30/10	$	2011	2010	Variance
Net Sales	$42,343,059	$56,918,617	$(14,575,558)	100.00%	100.00%	0.00%
Cost of sales	29,262,521	38,486,848	(9,224,327)	69.11%	67.62%	1.49%
Gross Profit	13,080,538	18,431,769	(5,351,231)	30.89%	32.38%	-1.49%
Gross Profit %	30.89%	32.38%	-1.49%
Expenses:
Sales & marketing	8,773,126	9,917,378	(1,144,252)	20.72%	17.41%	3.31%
Sales & marketing-PCTV	401,741	424,051	(22,310)	0.95%	0.75%	0.20%
Technical support	425,325	465,741	(40,416)	1.00%	0.82%	0.18%
General & administrative	3,131,465	3,446,878	(315,413)	7.40%	6.06%	1.34%
General & administrative-PCTV	274,813	291,647	(16,834)	0.65%	0.51%	0.14%
Amortization of intangible assets	754,836	754,836	-	1.78%	1.33%	0.45%
Selling, general and administrative stock compensation expense	255,770	278,549	(22,779)	0.60%	0.49%	0.11%
Severance charges	469,920	-	469,920	1.11%	0.00%	1.11%
Total selling, general and administrative expense	14,486,996	15,579,080	(1,092,084)	34.21%	27.37%	6.84%
Research and development	2,460,776	2,505,704	(44,928)	5.81%	4.40%	1.41%
Research and development-PCTV	1,651,145	1,796,627	(145,482)	3.90%	3.16%	0.74%
Research and development stock compensation expense	146,102	156,584	(10,482)	0.35%	0.28%	0.07%
Total expenses	18,745,019	20,037,995	(1,292,976)	44.27%	35.21%	9.06%
Net operating loss	(5,664,481)	(1,606,226)	(4,058,255)	-13.38%	-2.83%	-10.55%

Other income :
Interest income	10,450	5,373	5,077	0.02%	0.01%	0.01%
Interest expense	-	(4,340)	4,340	0.00%	-0.01%	0.01%
Foreign currency	6,268	227,902	(221,634)	0.02%	0.40%	-0.38%
Total other income	16,718	228,935	(212,217)	0.04%	0.40%	-0.36%
Loss before tax provision	(5,647,763)	(1,377,291)	(4,270,472)	-13.34%	-2.43%	-10.91%
Deferred tax expense	4,000	264,247	(260,247)	0.01%	0.45%	-0.44%
Current income tax expense	197,309	205,022	(7,713)	0.46%	0.36%	0.10%
Net loss	$(5,849,072)	$(1,846,560)	$(4,002,512)	-13.81%	-3.24%	-10.57%

Net sales for the twelve months ended September 30, 2011 decreased $14,575,558 compared to the twelve months ended September 30, 2010 as shown in the table below.

			Increase
			(decrease)	Increase	Percentage of sales by
	Twelve Months	Twelve Months	Dollar	(decrease)	Geographic region
Location	Ended 9/30/11	Ended 9/30/10	Variance	Variance %	2011	2010
The Americas	$24,868,597	$26,194,015	$(1,325,418)	-5%	59%	46%
Europe	15,911,519	29,329,137	(13,417,618)	-46%	37%	52%
Asia	1,562,943	1,395,465	167,478	12%	4%	2%
Total	$42,343,059	$56,918,617	$(14,575,558)	-26%	100%	100%

Weak economic conditions in Europe and in the Americas coupled with a sales transition from lower end TV tuner stick products to higher end video recorder and TV tuner products were the primary reasons for the decrease in sales. As a result of this transition, we experienced an increase in the average unit sales price of approximately 42% while our unit sales decreased by approximately 47%.

Seasonal nature of sales

There is a seasonal pattern to our quarterly sales. Listed below are the primary causes of our seasonal sales:

•
We primarily sell through a sales channel which consists of retailers, PC manufacturers and distributors. Spurred on by holiday spending, our sales during our first fiscal quarter, which encompasses the holiday season, have historically been the highest of our fiscal year.

•
We typically experience a slowdown during the summer holiday period in Europe starting with the second half of our fiscal third quarter and into the first half of our fiscal fourth quarter. We also experience decreased sales during the summer holiday period in the U.S. This has historically caused sales for the last six months of our fiscal year to be lower than the first six months of our fiscal year. Our sales for the first six months of fiscal 2010 and fiscal 2011 accounted for approximately 56% and 55% of sales, respectively, and our sales for the last six months of fiscal 2010 and 2011 accounted for approximately 44% and 45% of sales, respectively.

Although our strategy has been to diversify our sales to minimize the seasonal nature of our business, we anticipate similar seasonal trends for the near term future.

Gross profit

Gross profit decreased $5,351,231 for the twelve months ended September 30, 2011 compared to the twelve months ended September 30, 2010.

The decrease in the gross profit is detailed below:
Increase
(decrease)
Decrease in sales	$(5,888,524)
Higher gross profit on sales mix	659,948
Higher gross profit due Euro exchange rate	261,337
Lower production and production related costs	1,618,038
Change in accrued expense fees during fiscal 2011 due to changes in estimates	633,679
Change in accrued expense fees during fiscal 2010 due to settlements and changes in estimates	(2,253,709)
Change in accrued expense fees during fiscal 2010 due to correction of error related to prior periods	(382,000)
Total decrease in gross profit	$(5,351,231)

Gross profit percentage for the twelve months ended September 30, 2011 was 30.89% compared to 32.38% for the twelve months ended September 30, 2010, a decrease of 1.49%.

The decrease in the gross profit percentage is detailed below:
Increase
(decrease)
Higher gross profit on sales mix	1.27%
Increase in gross profit due Euro exchange rate	0.35%
Lower production and production related costs as a percentage of sales	0.02%
Change in accrued expense fees during fiscal 2011 due to changes in estimates	1.50%
Change in accrued expense fees during fiscal 2010 due to settlements and changes in estimates	(3.96)%
Change in accrued expense fees during fiscal 2010 due to correction of error related to prior periods	(0.67)%
Total decrease in gross profit percentage	(1.49)%

The components of the decrease in the gross profit percentage for the twelve months ended September 30, 2011 compared to the twelve months ended September 30, 2010 are detailed below:

•
Transition of product lines from lower end TV tuner stick products to higher end video recorder and TV tuner products resulted in an increase in the gross profit percentage for fiscal 2011 over fiscal 2010 of 1.27%.

•
Reductions in production and production related costs such as labor costs, building overhead and packaging costs resulted in an increase in the gross profit percentage for fiscal 2011 over fiscal 2010 of 0.02%.

•	An increase in the average Euro to USD rate from $1.3570 for fiscal 2010 to $1.3948 for fiscal 2011 resulted in an increase in gross profit percentage of 0.35% for fiscal 2011 over fiscal 2010.
•	Changes during fiscal 2011 in accrued expense fees due to changes in estimates resulted in a gross profit percentage increase of 1.50% for fiscal 2011 from fiscal 2010.
•	Changes during fiscal 2010 in accrued expense fees due to settlements and changes in estimates resulted in a gross profit percentage decrease of 3.96% for fiscal 2011 from fiscal 2010.
•	Changes during fiscal 2010 in accrued expense fees due to correction of error related to prior periods resulted in a gross profit percentage decrease of 0.67% for fiscal 2011 from fiscal 2010.

Volatility of gross profit percentage:

Excluding changes in the gross profit during fiscal 2010 related to accrued expense fee adjustments due to settlements and changes in estimates, over the eight quarters of fiscal 2010 and fiscal 2011, the gross profit percentage has ranged from a low of 25.57% to a high of 33.80%.

Listed below are factors which contribute to the volatility of our gross profit percentage.

•	Gross profit percentages vary within our retail family of products as well as for products sold to computer manufacturers. Changes in the product line sales mix affect the gross profit percentage.
•
Changes in the Euro to U.S. dollar exchange rate impact gross profit. An increase in the Euro tends to increase our gross profit percentage, while a decrease in the Euro tends to decrease our gross profit percentage.

•
Included in cost of sales are certain fixed and semi fixed costs, mainly for production labor, warehouse labor and the overhead costs of our Ireland distribution facility. When unit and dollar sales decline due to seasonal sales trends, these fixed costs get spread over lower unit and dollar sales, resulting in increased unit costs and increased fixed and semi fixed costs as a percentage of sales, which lowers the gross profit percentage.

•
Our market is constantly changing with new competitors joining our established competitors. These competitive pressures from time to time result in a lowering of our average sales prices to meet our competitors’ prices, which tends to reduce the gross profit and gross profit percentage.

•
The supply and demand for component parts affect the gross profit percentage. When component parts are in short supply we may be subject to price increases. Conversely, when component parts’ supply is high we may be able to secure price decreases.

•	As unit sales volume increases we have more leverage in negotiating volume price reductions with our component suppliers and our contract manufacturers.
•	Pricing from our suppliers and our contract manufacturers and are continually reviewed as we seek to achieve cost reductions from our component part suppliers and contract manufacturers.
•	Our mix of sales impact our obligation to pay certain licensing costs.
•
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

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expenses.

	Twelve months ended September 30,
	Dollar Amounts			Percentage of Sales
			Increase
	2011	2010	(Decrease)	2011	2010	Increase
Sales & marketing-HCW	$8,773,126	$9,917,378	$(1,144,252)	20.72%	17.41%	3.31%
Sales & marketing-PCTV	401,741	424,051	(22,310)	0.95%	0.75%	0.20%
Technical support	425,325	465,741	(40,416)	1.00%	0.82%	0.18%
General & administrative-HCW	3,131,465	3,446,878	(315,413)	7.40%	6.06%	1.34%
General & administrative-PCTV	274,813	291,647	(16,834)	0.65%	0.51%	0.14%
Amortization of intangible assets	754,836	754,836	-	1.78%	1.33%	0.45%
Selling, general and administrative stock compensation expense	255,770	278,549	(22,779)	0.60%	0.49%	0.11%
Severance charges	469,920	-	469,920	1.11%	0.00%	1.11%
Total selling, general and administrative expense	$14,486,996	$15,579,080	$(1,092,084)	34.21%	27.37%	6.84%

Selling, general and administrative expense for the fiscal year ended September 30, 2011 decreased $1,092,084 from fiscal 2010 as follows:

Sales and marketing expenses decreased $1,166,562, driven primarily by $78,317 in lower compensation expenses, $1,042,575 in lower sales related expenses, due to lower commission and co-op advertising, lower sales office expenses of $185,670 due to a decrease in personnel and an increase in expenses of $140,000 due to the stronger Euro.

The decrease in technical support of $40,416 was primarily due to lower personnel expenses. The decrease in general and administrative expenses of $332,247 was due primarily to lower professional fees of $163,999 due to lower legal and consulting fees, lower PCTV general and administrative expenses of $24,479, mainly for termination of service related contracts and lower professional fees, $30,000 in lower bad debt expense and $66,252 in lower financing fees due to premiums for foreign exchange option contracts paid during fiscal 2010 for which no similar option contracts were entered into during fiscal 2011.

During the fourth quarter of fiscal 2011 we put into place an expense reduction plan. Pursuant to this plan we incurred severance and termination costs of $469,920.

Selling, general and administrative expense as a percentage of sales

Due to fixed costs which fluctuate minimally with changes in sales, coupled with the seasonal nature of our business, selling general and administrative expense as a percentage of sales are sensitive to seasonal sales fluctuations. Over the eight quarters of fiscal 2010 and fiscal 2011, selling general and administrative expense (excluding severance charges booked in the fourth quarter of fiscal 2011) as a percentage of sales has resulted in the following trends:

•
With our first quarter usually yielding the highest quarterly sales levels of the fiscal year, selling, general and administrative expense as a percentage of sales have typically been the lowest of the fiscal year. As reflected in the chart, selling, general and administrative expense as a percentage of sales was the lowest in the first quarter of fiscal 2010 and 2011.

•
Reflecting the seasonal trend in sales, selling, general and administrative expense for the third or fourth quarter are the highest as a percentage of sales. Total selling, general and administrative expense as a percentage of sales were the highest in the fourth quarter of fiscal 2010 and third quarter of fiscal 2011.

•	Reflecting the decline in sales, total selling, general and administrative expenses as a percent of sales were higher for fiscal 2011 compared to fiscal 2010.

With the expectation that the seasonal nature of sales will continue for the near future, we expect selling, general and administrative expenses as a percentage of sales to reflect a future trend that is similar to the historical trends we have experienced over the prior two fiscal years.

Research and development expense

Research and development expenses for the fiscal year ended September 30, 2011 decreased $200,892 compared to the fiscal year ended September 30, 2010. The decrease was due to $35,760 in lower compensation expenses, $193,154 in lower development expenses due to reimbursements from development partners plus the volume and timing of development programs, and an increase in expenses of $38,503 due to the stronger Euro.

Other income

Other income for the fiscal year ended September 30, 2011 was $16,718 compared to other income of $228,935 for the fiscal year ended September 30, 2010 as detailed below:

	Twelve months ended September 30,
	2011	2010
Interest income	$10,450	$5,373
Interest (expense)	-	(4,340)
Foreign currency transaction gains	6,268	227,902
Total other income	$16,718	$228,935

During fiscal 2010, we had forward exchange contracts which we sold at a profit.

Tax provision

Our net tax provision for the fiscal years ended September 30, 2011 and 2010 is as follows:

	Twelve months ended September 30,
	2011	2010
Deferred tax expense	$4,000	$264,247
Foreign income tax	157,309	165,022
State income tax	40,000	40,000
Net tax provision	$201,309	$469,269

Our net deferred tax asset is primarily attributable to our Hauppauge Computer Works Inc. domestic operations and consists primarily of timing differences. In evaluating the future realization of our deferred tax asset and the corresponding valuation allowance as of September 30, 2011, we took into consideration:

•
our domestic operations had taxable income in two of the last five fiscal years, and would have had taxable income in the current year if we did not dispose of inventory that we were able to take a tax benefit for;

•
a three year forecast that included the impact of new products recently released as well as an expense reduction plan that the Company put into effect, which supports the utilization of our current net operating losses and a portion of our current timing differences included in our deferred tax assets ;

•	our history of utilization of prior domestic net operating losses

 After evaluating the circumstances listed above, it was our opinion that its net deferred tax asset of $1,916,938 is realizable as of September 30, 2011.

As a result of all of the above items mentioned in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, we had incurred a net loss of $5,849,072 for the fiscal year ended September 30, 2011, which resulted in basic and diluted net loss per share of $0.58 on weighted average basic and diluted shares of 10,108,670, compared to a net loss of $1,846,560 for the fiscal year ended September 30, 2010, which resulted in basic and diluted net loss per share of $0.18 on weighted average basic and diluted shares of 10,066,637.

Options to purchase 1,382,692 and 1,454,442 shares of Common Stock at prices ranging $0.95 to $7.45 and $1.05 to $7.45, respectively, were outstanding as of September 30, 2011 and 2010, respectively, but were not included in the computation of diluted net income per share of Common Stock because they were anti-dilutive.

Liquidity and Capital Resources

We had cash and cash equivalents as of September 30, 2011 of $4,080,537 a decrease of $2,977,367 from September 30, 2010.

The decrease in cash was due to:

	Operating	Investing	Financing
	Activities	Activities	Activities	Total
Sources of cash:
Decrease in accounts receivable	$1,028,682	$-	$-	$1,028,682
Decrease in inventory	662,537	-	-	662,537
Proceeds from employee stock purchases	-	-	46,798	46,798
Total sources of cash	1,691,219	-	46,798	1,738,017
Less cash used for:
Net loss adjusted for non cash items	$(4,317,848)	$-	$-	$(4,317,848)
Decrease in accounts payable and accrued expenses	(342,134)	-	-	(342,134)
Capital equipment purchases	0	(56,294)	-	(56,294)
Increase in prepaid expenses and other current assets	(7,523)	-	-	(7,523)
Total usage of cash	(4,667,505)	(56,294)	-	(4,723,799)
Effect of exchange rates on cash	-	-	-	8,415
Net cash decrease	$(2,976,286	$(56,294)	$46,798	$(2,977,367)

The net cash decrease due to operating activities was $2,976,286. The decrease was due to $4,317,848 of net loss adjusted for non cash items, a decrease in accounts payable and accrues expenses of $342,134 and an increase in prepaid expenses and other current assets of $7,523. Somewhat offsetting these cash decreases were decreases in accounts receivable and inventory of $1,028,682 and $662,537, respectively. The decrease in accounts receivable was due to collections and lower fiscal 2011 fourth quarter sales. The decrease in inventory was due to reduced production related to the lower sales. Cash of $56,294 was used in investing activities for the purchase of fixed assets. Cash of $46,798 from financing activities came from exercise of incentive stock options. The effect of changes in exchange rates provided an $8,415 increase in cash.

We had a working capital deficit of ($8,033) as of September 30, 2011 and working capital of $4,777,442 as of September 30, 2010. A net reduction in current assets of $5,148,106, reflective of lower business volume and the net loss for the year were the primary drivers of the reduction in working capital.

Our cash requirements for the next twelve months will include, among other things, the cash needed to fund our operating and working capital needs. During the fourth quarter of fiscal 2011 we put into place an expense reduction plan. With the proper execution of this plan and our business and operating plan, we believe that our cash and cash equivalents as of September 30, 2011 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months. Failure to meet the business and operating plan could require the need for additional sources of capital. In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional capital needs. In addition, if we are able to obtain financing, there can be no assurances that it will be on financially reasonable terms.

We do not currently have a bank line of credit in place.

On November 8, 1996, we approved a stock repurchase program. The program authorized us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997. At our August 3, 2007 Board meeting, our Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000. As of September 30, 2011 and 2010, we held 760,479 treasury shares purchased for $2,405,548 at an average purchase price of $3.16

Sources and (usage) of cash components

The chart below shows our cash balances, sources of cash and (usage) of cash by quarter for fiscal 2010 through fiscal 2011.

Cash balance, cash sources and cash (usage) by component per quarter-fiscal 2010 through fiscal 2011
$11,000,000
$10,500,000
$10,000,000
$9,500,000
$9,000,000
$8,500,000
$8,000,000
$7,500,000
$7,000,000
$6,500,000
$6,000,000
$5,500,000
$5,000,000
$4,500,000
$4,000,000
$3,500,000
$3,000,000
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$0
($500,000)
($1,000,000)
($1,500,000)
($2,000,000)
($2,500,000)
($3,000,000)
1Q 10
2Q 10
3Q 10
4Q 10
1Q 11
2Q 11
3Q 11
4Q 11
Cash balance
Net income (loss) adjisted for non cash items
Changes in current assets and liabiliites
Capital equipment purchases
Note Payable

Sources and (usage) of cash primarily comes from the items listed below:

•	Net loss adjusted for non cash items
•	Changes in the levels of current assets and current liabilities, primarily accounts receivable, inventories and accounts payable
•	Purchase of capital equipment

Accounts receivable, inventory, accounts payable and accrued expenses make up the majority of our current asset and current liability levels. Our cash balances are affected by changes in these assets and liabilities. In the quarters where cash was used to increase the current asset levels or decrease the current liability levels, there was usually a corresponding decrease or neutral position in the cash balances during those quarters. Conversely, in the quarters when we generated cash by reducing the current asset levels or increasing the current liability levels, there was a corresponding increase in the cash balances during those quarters.

We expect for the near term future that our operating structure will remain similar to past years, therefore our investment and subsequent changes in our current assets and current liabilities required to fund our operating cycles will continue to have a material impact on our cash generation, cash usage and cash balances. During the fourth quarter of fiscal 2011 we put into place an expense reduction plan. The strategy is to bring expenses into alignment with our sales. The objective of this plan is to reduce and ultimately eliminate the operating losses and stop the reduction of cash related to the operating losses.

Future Contractual Obligation

The following table shows our contractual obligations related to lease obligations as of September 30, 2011:
	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,951,584	$566,408	$812,216	$572,960

Inflation

While inflation has not had a material adverse effect on our business, operating results or financial condition in the past, in the event that the inflation rate increases, there can be no assurance that we will be able to offset the effects of inflation through price increases to our customers, without experiencing a reduction in the demand for our products; or that inflation will not have a material adverse effect on our business, operating results or financial condition.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:
•	Revenue Recognition
•	Management’s estimates
•	Translation of assets and liabilities denominated in non-functional currencies on our European financial statements
•	Inventory obsolescence and reserves
•	Accounts receivable related reserves
•	Intangible assets
•	Income taxes

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

Management’s Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for revenues, cost of sales and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to sales provisions, as described above, income taxes, bad debts, inventory allowances, accrued licensing fees and other contingencies. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Our products are sold through sales channels which consist of retailers, PC manufacturers and distributors. Our products are primarily a retail product sold to end user consumers. Similar to other companies in the computer industry, our products are subject to returns by the end user. In recognition that product may be returned at a later date, at the end of every quarter, based on historical data, we evaluate our sales reserve level based on the previous six months sales and we adjust our sales reserve as required.

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

Income taxes

We account for income taxes under an asset and liability approach, which recognizes deferred tax assets and liabilities based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided for if based upon the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

Our deferred tax asset is primarily attributable to our Hauppauge Computer Works Inc. domestic operations and consists primarily of timing differences. As of September 30, 2011, we had $1,330,319 in net operating losses that expire between 2023 and 2026. The estimated tax benefit from the utilization of these net operating losses is $505,522 as of September 30, 2011, and is reflected as a component of our deferred tax asset. In addition to the net operating losses we had $1,116,354 in inventory obsolescence reserves and $423,773 in bad debt reserves, with a combined deferred tax asset value of $585,249. Based on management's current estimate of book and taxable income attributable to our domestic operations for the next three years, it was determined that it is more likely than not that our domestic operations we will be able to generate enough taxable income in the respective carry forward periods and will utilize the respective net operating losses. Management’s estimates considered the following:

•	during the latter part of fiscal 2011 we introduced new products that target the gaming market, the i-Pad and i-Phone market and the cable market, which we feel will enhance our sales stream
•	during the latter part of fiscal 2011 we put into place an expense reduction plan, which is expected to reduce operating expenses by approximately $2.5 million in fiscal 2012
•
based on a three year forecast with flat domestic sales for fiscal 2012, and a 5% increase in sales for fiscal 2013 and fiscal 2014, our domestic operations, including the royalty fee from our European subsidiary, will have net income for fiscal 2012, 2013 and 2014. During that period we are projecting that we will fully utilize all of our current net operating losses, and approximately 60% of our current timing differences

While we believe that our estimates and assumptions are reasonable, if we do not realize enough taxable income to fully utilize the net operating loss carry forwards, additional valuation allowances or tax provisions may be required.

The Company recognizes the financial statement impact of tax provisions, taken or expected to be taken, utilizing a more-likely-than-not recognition threshold. We also recognize any interest and penalties related to tax uncertainties as income tax expense. As of September 30, 2011, there are no unrecognized tax benefits, or related accrued interest and penalties, recorded in the financial statements.

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We do not expect that the adoption of this disclosure-only guidance will have an impact on our consolidated financial results and becomes effective during the second quarter of fiscal 2012.

In May 2011, the FASB issued amendments to fair value measurement and disclosure requirements. This guidance amends United States generally accepted accounting principles (“U.S. GAAP”) to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This includes clarification of the Board’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word “shall” rather than “should” to describe the requirements in U.S. GAAP). This amended guidance is to be applied prospectively and becomes effective during the second quarter of fiscal 2012. We do not expect this guidance will have a material impact on results of operations or financial position.

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

N/A

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.  Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting  during our fourth  fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

  None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held with us by each of our directors and executive officers, his age as of September 30, 2011 and the year in which each director became a director.

Name	Age	Positions and Offices Held	Year Became Director
Kenneth Plotkin	60	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director	1994
Gerald Tucciarone	56	Chief Financial Officer, Treasurer and Secretary
John Casey	55	Vice President of Technology
Bernard Herman	84	Director	1996
Adam M Zeitsiff	38	Director	2011
Seymour G. Siegel	69	Director	2003

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

Gerald Tucciarone joined us in January 1995 and has served as Chief Financial Officer and Treasurer since such time. He has served as our Secretary since July 25, 2005.  Prior to his joining us, Mr. Tucciarone served as Vice-President of Finance, from 1985 to 1992, with Walker-Telecommunications, Inc., a manufacturer of phones and voice-mail equipment, and from 1992 to 1995, as Assistant Controller with Chadbourne & Parke.  Mr. Tucciarone is a certified public accountant.

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

Seymour G. Siegel has served as one of our directors since May 16, 2003.  He is a Certified Public Accountant and since April 2000 has been a principal in the Business Consulting Group of Rothstein, Kass & Company, P.C., an accounting and consulting firm.  From 1974 to 1990 he was managing partner and founder of Siegel Rich and Co, P.C., CPAs which merged into Weiser & Co., LLC, where he was a senior partner. He formed Siegel Rich Inc. in 1994, which, in April, 2000, became a division of Rothstein, Kass & Company, P.C.  Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations.  He has served as a director and member of the audit committees of Barpoint.com, Oak Hall Capital Fund, Prime Motor Inns Limited Partnership and Noise Cancellation Technologies Inc., all public companies.  He is currently a director and chairman of the audit committee of EVI and Air Industries Inc.  He is also a member of the compensation committee of EVI. We believe that Mr. Siegel’s business expertise and experience and his accounting background give him the qualifications and skills necessary to serve as one of our directors.

Adam M.  Zeitsiff  joined our Board of Directors on June 9, 2011. Since January 2006 Mr. Zeitsiff  has served as the Chief Executive Officer of EZFacility, Inc., the fitness and leisure division of Jonas Software, Inc., which provides cloud-based business management software solutions in the fitness, sports and leisure industries. From May 2004 until January 2006 he was the Chief Executive Officer and Co-Founder of VCinema, an internet based downloadable video store service.   From May 1995 to April 2004 he was the President, Chief Executive and Co-Founder of IVCi, LLC, a provider of desktop and board room video conferencing solutions in the Tri-State area. Mr. Zeitsiff also serves as a director of Testing Machines, Inc. and Long Island Elite.  We believe that Mr. Zeitsiff’s business experience in starting, running and growing technology-oriented companies gives him the qualifications and skills necessary to serve as one of our directors.

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

Audit Committee

The Audit Committee of the Board of Directors is responsible for (i) the appointment, compensation, retention and oversight of the work of the independent registered public accountants, (ii) reviewing our financial statements with management and the independent registered public accountants, (iii) making an appraisal of our audit effort, (iv) recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations, and (v) consulting with management and our independent registered public accountants with regard to the adequacy of internal accounting controls.  The members of the Audit Committee currently are Messrs. Herman,  Siegel and Zeitsiff.   Our Board of Directors has adopted a written charter for the Audit Committee.  A copy of the charter is available on our website, www.hauppauge.com.

Audit Committee Financial Expert

Our Board of Directors has determined that we have an "audit committee financial expert" (as defined by Item 407(d)(5) of Regulation S-K as promulgated by the Securities and Exchange Commission) serving on our Audit Committee.  Our audit committee financial expert is Seymour G. Siegel.  The directors who serve on the Audit Committee are "independent" directors based on the definition of independence in the listing rules of The Nasdaq Stock Market.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics for our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions.  You can obtain a free copy of our Code of Ethics by writing to our Secretary at our offices at 91 Cabot Court, Hauppauge, New York 11788.  We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K  regarding an amendment to, or waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K by posting such information on our website, www.hauppauge.com.

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

ITEM 11. EXECUTIVE  COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for each of the fiscal years ended September 30, 2011 and 2010 for our Chief Executive Officer and two other most highly compensated executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compen- sation ($)		Total ($)

Kenneth Plotkin	2011	$177,840	$-	$73,500	(1)(4)	$8,106	(2)	$259,446
President, Chairman of the Board, Chief Executive Officer, and Chief Operating Officer	2010	$172,386	$-	$-		$6,000	(2)	$178,386

Gerald Tucciarone	2011	$154,050	$-	$-		-		$154,050
Treasurer, Chief Financial Officer, and Secretary	2010	$149,468	$-	$9,875	(1)(3)	-		$159,343

John Casey Vice President of	2011	$152,100	$-	$-		-		$152,100
Technology	2010	$147,576	$-	$9,875	(1)(3)	-		$157,451

(1)
Represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC-718 (SFAS No. 123R).  See Note 1 of  Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for a description of the assumptions used in that computation. The actual value realized with respect to option awards will depend on the difference between the market value of our common stock on the date the option is exercised and the exercise price.

(2)	Represents non-cash compensation in the form of the use of a car and related expenses and insurance premiums paid by us.

(3)
12,500 options were granted on April 26, 2010 at an exercise price of $1.27 and a fair value price of $0.79.  The options vest to the extent of 6,250 shares on April 26, 2011 and 6,250 shares on April 26, 2012 and expire on April 25, 2020.

(4)
50,000 options were granted on November 2, 2010 at an exercise price of $2.27 and a fair value price of $1.47.  The options vest to the extent of 12,500 shares on November 2, 2011, 2012, 2013 and 2014 and expire on November 1, 2020.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth certain information concerning outstanding option awards held by our named executive officers as of the fiscal year ended September 30, 2011.
OPTION AWARDS
Number of Securities Underlying
Unexercised Options

Name	Exercisable	Unexercisable		Option Exercise Price ($) (1)	Option Expiration Date

Kenneth Plotkin	10,000	-		$1.16	10/01/2011
	10,000	-		$1.19	10/16/2012
	5,000	-		$3.32	8/09/2014
	160,000	40,000	(2)	$4.96	11/20/2016
	-	50,000	(3)	$2.27	11/01/2020

Gerald Tucciarone	10,000	-		$1.05	10/01/2011
	22,500	-		$1.08	10/16/2012
	20,000	-		$4.62	2/11/2015
	30,000			$7.45	1/22/2017
	4,000	4,000	(4)	$1.64	6/26/2018
	6,250	6,250	(5)	$1.27	4/25/2020

John Casey	10,000	-		$1.05	10/01/2011
	30,000	-		$1.08	10/16/2012
	20,000	-		$4.62	2/11/2015
	16,000			$7.45	1/22/2017
	8,000			$4.13	12/26/2017
	2,500	2,500	(6)	$1.64	6/26/2018
	6,250	6,250	(7)	$1.27	4/25/2020

(1)	Calculated using the closing price of our common stock on the date of the grant.

(2)	40,000 options vest to the extent of 40,000 shares on November 20, 2011.

(3)	50,000 options vest to the extent of 12,500 shares on November 2, 2011, 2012, 2013 and 2014.

(4)	4,000 options vest to the extent of 4,000 shares on June 26, 2012.

(5)	6,250 options vest to the extent of 6,250 shares on April 26, 2012.

(6)	2,500 options vest to the extent of 2,500 shares on June 26, 2012.

(7)	6,250 options vest to the extent of 2,500 shares on April 26, 2012

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

DIRECTOR COMPENSATION FOR 2011 FISCAL YEAR

The following table sets forth compensation paid to our non-employee directors for the fiscal year ended September 30, 2011:

Name	Fees Earned or Paid in Cash	Option Awards	Stock Awards		All Other Compensation	Total

Bernard Herman	$26,100	$-	-	(1)	$-	$26,100
Christopher G. Payan	$20,250	$-	-	(2)	$-	$20,250
Seymour G. Siegel	$35,100	$-	-	(3)	$-	$35,100

During fiscal year 2011, each of Bernard Herman, Christopher G. Payan and Seymour G. Siegel, each a non-employee director, received an annual retainer of $18,000, paid in quarterly installments in advance, and $1,350 for every Board meeting that he attended in person.   Additionally, the Chairman of the Audit Committee, Mr. Siegel, received an annual stipend of $9,000.

(1)	As of September 30, 2011, Mr. Herman held options to purchase 60,000 shares of the Company’s Common Stock and had awards of 8,994 shares of the Company’s Common Stock outstanding.
(2)	Mr. Payan was not nominated for re-election to the Board at the conclusion of his current term, which ended On August 11, 2011, the date of our 2010 Annual Stockholders’ Meeting.
(3)	As of September 30, 2011, Mr. Siegel held options to purchase 55,000 shares of the Company’s Common Stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth, to our knowledge based solely upon records available to us, certain information as of September 30, 2011 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each current director, (iii) each of the named executive officers, and (iv) all current executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class

Kenneth Plotkin
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	863,585	(1)(3)(4)	8.53%

Laura Aupperle
23 Sequoia Drive
Hauppauge, N.Y. 11788	common stock	682,892	(2)	6.78%

Dorothy Plotkin
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	551,660	(1)(4)	5.45%

John Casey 91 Cabot Court
Hauppauge, N.Y. 11788	common stock	202,950	(5)	2.00%

Bernard Herman 91 Cabot Court
Hauppauge, N.Y. 11788	common stock	68,994	(6)	*

Gerald Tucciarone 91 Cabot Court
Hauppauge, N.Y. 11788	common stock	99,250	(7)	*

Seymour G. Siegel 91 Cabot Court
Hauppauge, N.Y.	common stock	55,000	(8)	*

All executive officers and directors as a group (5) persons	common stock	1,289,779	(1)(3)(4)(5)(6)(7)(8)	12.74%

* Denotes less than 1% percent

(1)
Dorothy Plotkin, wife of Kenneth Plotkin, beneficially owns 551,660 shares of our common stock or 5.45% of the outstanding shares of common stock.  Ownership of shares of our common stock by Mr. Plotkin does not include ownership of shares of our common stock by Mrs. Plotkin.  Likewise, ownership of shares of our common stock by Mrs. Plotkin does not include ownership of shares of our common stock by Mr. Plotkin.

(2)
To our knowledge, based upon Schedule 13G filed under the Securities Exchange Act of 1934, as amended, and other information that is publicly available, Laura Aupperle, the widow of Kenneth R. Aupperle, beneficially owns 685,892 shares of our common stock,  or 6.78% of the outstanding shares of our common stock.

(3)
Includes 197,500 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days.  Does not include 77,500 shares of our common stock issuable upon the exercise of incentive stock options  which are currently unexercisable or not exercisable within 60 days.

(4)
Does not include 18,000 shares of our common stock owned by the Plotkins' adult daughter. Does not include 4,000 shares of our common stock owned by the Plotkins' adult son.  Each of Mr. and Mrs. Plotkin disclaim beneficial ownership of all such 22,000 shares of our common stock.

(5)
Includes 92,750 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 8,750 shares of our common stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(6)
Includes 60,000 shares of our common stock issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days and 5,000 shares of common stock issued in lieu of options on November 26, 2008.

(7)
Includes 92,750 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 8,750 shares of our common stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(8)	Includes 55,000 shares of our common stock issuable upon the exercise of non-qualified stock options which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We occupy a facility located at 91 Cabot Court, Hauppauge, New York 11788 for our executive offices and for the testing, storage and shipping of our products.  Hauppauge Computer Works, Inc. leases the premises  from Ladokk Realty LLC, a real estate limited liability company,  which is principally owned by Kenneth Plotkin, our President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer and the holder of approximately 8.53% of our shares of common stock as of September 30, 2011,  Dorothy Plotkin, the wife of Kenneth Plotkin and the holder of approximately 5.45% of our shares of common stock as of September 30, 2011, and Laura Aupperle, the widow of  Kenneth Aupperle, a founder and former President of the Company and the holder of approximately 6.78% of our shares of common stock as of September 30, 2011.

 On August 25, 2011 we entered into a new five year lease, commencing September 1, 2011 and ending August 31, 2016.  Under the prior lease we were paying annual rent of $337,656.  In recognition of the current real estate market conditions we were able to obtain a rent reduction. The new lease calls for base rent of $250,000 in the first and second years of the lease; base rent of $257,500 in the third and fourth years of the lease and base rent of $265,225 for the fifth year of the lease.  The rent is payable monthly on the first day of each month.   The execution of the lease agreement was approved by our Board of Directors, following the recommendation of our Audit Committee.  Under the lease we are obligated to pay real estate taxes, utilities, insurance and operating costs of maintaining and repairing the premises during the term of the lease.

We did not have any unpaid rent to this related party as of September 30, 2011.   Rent expense to related parties totaled approximately $322,497 and $329,979 for the fiscal years ended September 30, 2011 and 2010, respectively.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Messrs. Kenneth Plotkin, Bernard Herman,  Adam M Zeitsiff and Seymour G. Siegel.  Each of Messrs. Herman, Zeitsiff and Siegel is currently an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Audit Committee

The Audit Committee of the Board of Directors is responsible for (i) the appointment, compensation, retention and oversight of the work of the independent registered public accountants, (ii) reviewing our financial statements with management and the independent registered public accountants, (iii) making an appraisal of our audit effort, (iv) recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations, and (v) consulting with management and our independent registered public accountants with regard to the adequacy of internal accounting controls. The members of the Audit Committee currently are Messrs. Herman, Zeitsiff and Siegel, each of whom is an "independent" director based on the definition of independence in Listing  Rule 5605(a)(2) of The Nasdaq Stock Market.

Nominating Committee

The purpose of the Nominating Committee of the Board of Directors is to assist the Board of Directors in identifying and recruiting qualified individuals to become Board members and select director nominees to be presented for Board and/or stockholder approval.  The members of the Nominating Committee currently are Messrs. Herman, Zeitsiff and Siegel, each of whom is an "independent" director based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

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

The members of the Compensation Committee currently are Messrs. Herman, Zeitsiff and Siegel, each of whom is an "independent" director based on the definition of independence in Listing Rule 5605(a)(2) of  The Nasdaq Stock Market.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by BDO USA, LLP, our principal independent registered public accountants, for professional services rendered for the fiscal years ended September 30, 2011 and September 30, 2010, respectively:

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees
Audit Fees (1)	$177,000	$181,000
Tax Fees (2)	34,000	18,000
All Other Fees	-	-
Total Fees	$211,000	$199,000

(1)
Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accountants in connection with   statutory and regulatory filings (including Form S-8) or engagements for the fiscal years ended   September 30, 2011 and September 30, 2010, respectively.

(2)
Tax fees consist of aggregate fees billed for tax compliance and tax preparation for our federal and state tax filings.  For fiscal 2011, $26,160 was related to the preparation of our federal and state tax returns and $7,828 was related to services rendered for a New York State tax audit.

The Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accountants  and approves in advance any services to be performed by the independent registered public accountants, whether audit-related or not.  The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accountants.  All of the fees shown above were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1 a)(1)  Financial Statements
The following documents are included in Item 8 of this Annual Report on Form 10-K:

(a)(2)   Financial Statement Schedules-N/A

(a)(3)   Exhibits.

Exhibit
Number             Description of Exhibit

2.1
Asset Purchase Agreement, dated October 25, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, Avid Technology International BV, and PCTV Corp. (11)

2.1.1
Buyer Parent Guaranty, dated October  25, 2008, by Hauppauge Digital Inc. to and for the benefit of Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, and Avid Technology International BV (11)

2.1.2
Amendment No. 1 to Asset Purchase Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, Avid Technology International BV, and PCTV Corp. (14)

2.1.3	Secured Promissory Note, dated December 24, 2008, made by PCTV Systems Sarl in favor of Avid Technology, Inc. (14)

2.1.4
Transition Services Agreement, dated December 24, 2008, by and among Hauppauge Digital Europe Sarl, PCTV Systems Sarl, Hauppauge Computer Works, Inc., Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, and Avid Technology International BV. (14)

2.1.5
Inventory and Product Return Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Avid Technology International BV, Hauppauge Computer Works, Inc. and Hauppauge Digital Europe Sarl (14)

2.1.6	Intellectual Property License Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc. and PCTV Systems Sarl (14)

2.1.7
Audited financial statements of the PCTV Business of Avid Technology, Inc. as of September 30, 2008 and December 31, 2007 and un-audited  pro forma financial statement of operations of Hauppauge Digital Inc. and the PCTV Business of Avid Technology, Inc. for the year ended  September 30, 2008.  (15)

3.1	Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 14, 2000 (12)

3.2	By-laws, as amended to date (2)

4.1	Form of Common Stock Certificate (1)

4.2	1994 Incentive Stock Option Plan (1)

4.3	1996 Non-Qualified Stock Option Plan (6)

4.4	1998 Incentive Stock Option Plan (6)

4.5	2000 Hauppauge Digital Inc. Performance and Equity Incentive Plan (3)

4.6	Hauppauge Digital Inc. Employee Stock Purchase Plan (4)

4.7	2003 Hauppauge Digital Inc. Performance and Equity Incentive Plan (5)

4.8	Amendment to 2003 Hauppauge Digital Inc. Performance and Equity Incentive Plan (10)

4.9	Amendment to the Hauppauge Digital Inc. Employee Stock Purchase Plan (4)

4.10	Second Amendment to the Hauppauge Digital Inc. Employee Stock Purchase Plan (4)

4.11	Third Amendment to the Hauppauge Digital Inc. Employee Stock Purchase Plan (10)

10.1	Employment Agreement, dated as of January 10, 1998, by and between Hauppauge Digital Inc. and Kenneth Plotkin (6)

10.1.1	Amendment to Employment Agreement with Kenneth Plotkin, dated April 10, 2008 (13)

10.2	Lease, dated February 7, 1990, between Ladokk Realty Company and Hauppauge Computer Works, Inc. (1)

10.2.1	Modification made February 1, 1996 to lease dated February 7, 1990 between Ladokk Realty Company and Hauppauge Computer Works, Inc. (6)

10.2.2	Lease, dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works, Inc. (7)

10.2.3	Amendment dated October 17, 2006 to lease dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works, Inc. (8)

14	Code of Ethics, as amended to date (9)

21	Subsidiaries

23	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS      XBRL Instance Document **
101.SCH    XBRL Taxonomy Extension Schema Document **
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB    XBRL Taxonomy Extension Label Linkbase Document **
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document**

** Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

(6)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2003 (File Number: 001-13550, Film Number: 031073457) and incorporated herein by reference.
(7)	Denotes document filed as an Exhibit to our Form 10-Q for the period ended March 31, 2004 (File Number: 001-13550, Film Number: 04809252) and incorporated herein by reference.
(8)	Denotes document filed as an Exhibit to our Form 8-K dated October 17, 2006 (File Number: 001-13550, Film Number: 061149507)) and incorporated herein by reference.
(9)	Denotes document filed as an Exhibit to our Form 8-K dated August 23, 2004 (File Number: 001-13550, Film Number: 04995501) and incorporated herein by reference.
(10)	Denotes document filed as an Exhibit to our Form 8-K dated October 17, 2006 (File Number: 001-13550, Film Number: 06114847)) and incorporated herein by reference.
(11)	Denotes document filed as an Exhibit to our Form 8-K dated October 25, 2008 and incorporated herein by reference.
(12)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2006, and incorporated herein by reference.
(13)	Denotes document filed as an Exhibit to our Form 8-K dated April 10, 2008, and incorporated herein by reference.
(14)	Denotes document filed as an Exhibit to our Form 8-K dated December 24, 2008, and incorporated herein by reference.
(15)	Denotes document filed as an Exhibit to our Form 8-K-A dated March 9, 2009, and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hauppauge Digital Inc. and Subsidiaries
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Hauppauge Digital Inc. and Subsidiaries as of September 30, 2011 and 2010 and the related consolidated statements of operations, other comprehensive loss, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital Inc. and Subsidiaries at September 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
BDO USA, LLP

Melville, New York
December 27, 2011

HAUPPAUGE DIGITAL  INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2011	2010
ASSETS:
Current Assets:
Cash and cash equivalents	$4,080,537	$7,057,904
Accounts receivable, net of various allowances	3,708,696	4,403,194
Other non trade receivables	2,408,326	2,355,834
Inventories	10,092,224	11,450,565
Deferred tax asset-current	1,127,641	1,310,204
Prepaid expenses and other current assets	992,258	980,087
Total current assets	22,409,682	27,557,788

Intangible assets, net	3,186,430	3,941,266
Property, plant and equipment, net	368,703	544,959
Security deposits and other non-current assets	112,813	106,241
Deferred tax asset-non current	789,297	610,734
Total assets	$26,866,925	$32,760,988

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable	$6,674,900	$7,306,221
Accrued expenses – fees	4,082,719	4,955,540
Accrued expenses	11,417,895	10,266,495
Income taxes payable	242,201	252,090

Total current liabilities	22,417,715	22,780,346
Commitments and contingencies

Stockholders' Equity
Common stock $.01 par value; 25,000,000 shares authorized,10,882,823 and 10,842,274 issued, respectively	108,828	108,423
Additional paid-in capital	18,187,595	17,739,330
Retained deficit	(6,899,958)	(1,050,886)
Accumulated other comprehensive loss	(4,541,707)	(4,410,677)
Treasury Stock at cost, 760,479 shares	(2,405,548)	(2,405,548)
Total stockholders' equity	4,449,210	9,980,642
Total liabilities and stockholders’ equity	$26,866,925	$32,760,988

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2011	2010
Net sales	$42,343,059	$56,918,617
Cost of sales	29,262,521	38,486,848
Gross profit	13,080,538	18,431,769

Selling, general and administrative expenses	14,486,996	15,579,080
Research and development expenses	4,258,023	4,458,915
Loss from operations	(5,664,481)	(1,606,226)

Other Income:
Interest income	10,450	5,373
Interest expense	-	(4,340)
Foreign currency	6,268	227,902
Total other income	16,718	228,935
Loss before tax provision	(5,647,763)	(1,377,291)
Current income tax expense	197,309	205,022
Deferred tax expense	4,000	264,247
Net loss	$(5,849,072)	$(1,846,560)

Net loss per share:
Basic and Diluted	$(0.58)	$(0.18)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL  INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER  COMPREHENSIVE LOSS

	Years ended September 30,
	2011	2010
Other comprehensive loss:
Net loss	$(5,849,072)	$(1,846,560)
Foreign currency translation loss	(131,030)	(969,415)
Other comprehensive loss	$(5,980,102)	$(2,815,975)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS  OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	Common Stock
	Number		Additional	Retained	Accumulated Other
	Of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Income (Loss)	Treasury Stock	Total

BALANCE AT SEPTEMBER 30, 2009	10,814,042	$108,140	$17,276,651	$795,674	$(3,441,262)	$(2,404,337)	$12,334,866
Net loss for the year ended September 30, 2010	-	-	-	(1,846,560)	-	-	(1,846,560)
Stock compensation	-	-	435,133	-	-	-	435,133
Purchase of treasury stock	-	-		-	-	(1,211)	(1,211)
Exercise of stock options	13,625	136	16,023	-	-	-	16,159
Foreign currency translation loss	-	-	-	-	(969,415)	-	(969,415)
Stock issued through Employee Stock Purchase plan	14,607	147	11,523	-	-	-	11,670
BALANCE AT SEPTEMBER 30, 2010	10,842,274	$108,423	$17,739,330	$(1,050,886)	$(4,410,677)	$(2,405,548)	$9,980,642
Net loss for the year ended September 30, 2011	-	-	-	(5,849,072)	-	-	(5,849,072)
Stock compensation	-	-	401,872	-	-	-	401,872
Exercise of stock options	40,375	403	46,100	-	-	-	46,503
Foreign currency translation loss	-	-	-	-	(131,030)	-	(131,030)
Stock issued through Employee Stock Purchase plan	174	2	293	-	-	-	295
BALANCE AT SEPTEMBER 30, 2011	10,882,823	$108,828	$18,187,595	$(6,899,958)	$(4,541,707)	$(2,405,548)	$4,449,210

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL  INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2011	2010

Cash Flows From Operating Activities:
Net loss	$(5,849,072)	$(1,846,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232,550	271,455
Amortization of intangible assets	754,836	754,836
Stock compensation expense-employees	401,872	435,133
Deferred tax expense	4,000	264,247
Sales reserve, net	(174,435)	259,240
Bad debt reserve	40,000	70,000
Inventory reserve	269,000	290,000
Other	3,401	1,847
Changes in current assets and liabilities:
Accounts receivable and other non trade receivables	1,028,682	5,360,314
Inventories	662,537	(2,346,246)
Prepaid expenses and other current assets	(7,523)	(73,461)
Accounts payable	(634,067)	(5,079,294)
Accrued expenses and income taxes	291,933	1,353,175
Total adjustments	2,872,786	1,561,246
Net cash used in operating activities	(2,976,286)	(285,314)

Cash Flows From Investing Activities:
Purchase of PCTV assets	-	(511,332)
Purchases of property, plant and equipment	(56,294)	(62,792)
Net cash used in investing activities	(56,294)	(574,124)

Cash Flows From Financing Activities:
Proceeds from employee stock purchases	46,798	27,829
Purchase of treasury stock	-	(1,211)
Net cash provided by financing activities	46,798	26,618
Effect of exchange rates on cash	8,415	(477,618)
Net decrease in cash and cash equivalents	(2,977,367)	(1,310,438)
Cash and cash equivalents, beginning of year	7,057,904	8,368,342
Cash and cash equivalents, end of year	$4,080,537	$7,057,904

Supplemental disclosures:

Interest paid	-	$4,340
Income taxes paid	$206,157	$163,091

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

Nature of Business

Hauppauge Digital  Inc. is a developer of analog and digital video products for the personal computer and Apple iPad and iPhone market. Through its Hauppauge Computer Works, Inc., Hauppauge Digital Europe Sarl and PCTV subsidiaries, the Company designs, develop, manufactures and markets analog, digital and other types of TV tuners, streaming video and video recorders and other devices that allow PC users to watch television on an Apple iPad, iPhone or PC. Certain of the Company’s products also enable the recording of video from game consoles and TV shows to a PCs hard disk, receiving of digital TV data transmissions, and the display of digital media stored on a computer to a TV set and other mobile devices via a home network. The Company, incorporated in Delaware in August 1994, is headquartered in Hauppauge, New York. The Company has administrative offices in Luxembourg, Ireland and Singapore and sales offices in Germany, London, Paris, The Netherlands, Sweden, Italy, Spain, Singapore, Taiwan and California and research and development centers in Hauppauge, New York, Braunschweig, Germany and Taiwan.
.
The Company’s products fall under three product categories:

•	Video recorder products, such as USB-Live2, which allows consumers to record video tapes to DVD disc, HD PVR and Colossus
•	TV receivers, which include Broadway and our WinTV and PCTV TV tuner products
•	Non-TV tuner products such as the ImpactVCB, MediaMVP-HD and our TV applications for the PC and the Apple iPad and iPhone

The Company’s TV tuner products enable, among other things, a PC user to watch TV in a resizable window on a PC. The Company’s video recorder products allow consumers to record high definition video from a cable TV or satellite set top box or a game console such as a Xbox 360 or Sony Playstation 3. The Company’s other non TV tuner products enable, among other things, the ability to watch and listen to PC based videos, music and pictures on a TV set through a home network.

Product Segment and Geographic Information

The Company operates primarily in one business segment, which is the development, marketing and manufacturing of TV receiver and video recording products for the personal computer market. Most of the Company’s products are similar in function and share commonality of component parts and manufacturing processes.  The Company’s products are either sold, or can be sold, by the same retailers and distributors in the Company’s marketing channel. The Company also sells the Company’s TV tuner products directly to PC manufacturers. The Company evaluates its product lines under the functional categories of Video recorder products, such as the USB-Live2, TV tuner products and other  video products and software.  Sales by functional category are as follows:

	Twelve months ended September 30,
	2011	2010
Product line sales
Video recorder products	$17,693,070	$8,267,817
TV tuner products	23,220,545	46,531,474
Other video products and software	1,429,444	2,119,326
Total sales	$42,343,059	$56,918,617

The Company sells its product through a domestic and international network of distributors and retailers. Net sales to international and domestic customers were approximately 41% and 59% and 54% and 46% of total sales for the years ended September 30, 2011 and 2010, respectively.

Net sales to customers by geographic location consist of:

	Years ended September 30,
Sales to:	2011	2010
The Americas	59%	46%
Northern Europe	12%	9%
Southern Europe	10%	15%
Central and Eastern Europe	15%	28%
Asia	4%	2%
Total	100%	100%

Net long lived assets located in the United States, Europe and Asia were approximately 55%, 39% and 6% of total net  long lived assets, respectively, at September 30, 2011, and 54%, 39% and 7%, respectively, at September 30, 2010.

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

Revenue Recognition

The Company sells through a sales channel which is comprised of retailers, PC manufacturers and distributors. The majority of the Company’s customers are granted lines of credit. The product is shipped on account with the majority of customers typically given 30 to 60 day payment terms. Those customers deemed as significant credit risks either pay in advance or issue the Company a letter of credit.  The Company requires the customer to submit a purchase order to the Company.  The product price and payment terms are fixed per the terms of the purchase order.  Upon shipment of the order to the customer, the title to the goods is passed to the customer.   The customer is legally obligated to pay for the order within the payment terms stated on the customer’s purchase order.  The obligation to insure the boards and the cost of pilferage, while in the customer’s possession, is the responsibility of the customer.  The Company sells analog, hybrid video recorders or digital computer boards that are stocked on the shelves of retailers and are subject to the normal consumer traffic that retail stores attract. Aside from normal store promotions such as advertisements in the store’s circular, the Company has no further obligation to assist in the resale of the products.

The Company offers some of its customers a right of return. The Company’s accounting complies with FASB ASC 605-15  (SFAS 48) Revenue Recognition when Right of Return Exists, as typically at the end of every quarter the Company, based on historical data, evaluates its sales reserve level  based on the  previous six months sales.  Due to seasonal nature of the business coupled with the changing economic environment, management exercises judgment with regard to the historical data when calculating the reserve.

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

Warranty Policy

The Company warrants that its products are free from defects in material and workmanship for a period of two years from the date of initial retail purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company or its authorized repair agent. The Company accrues anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale.  The Company’s repair rate of product under warranty has been minimal and the warranty reserve has not been material.

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

Income taxes

The Company follows the liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements.     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized. The Company adopted ASC 740-10 (Financial Accounting Standards Board (“FASB”) Interpretation No. 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) effective October 1, 2007.  Under ASC740-10 (FIN 48), tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. As of September 30 2010 and 2009, the Company did not have any uncertain tax positions, and the Company does not expect ASC 740-10 (FIN 48) to have a significant impact on its results of operations or financial position during the next 12 months.  As permitted by ASC-740-10 (FIN 48), the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. Previously, the Company’s policy was to classify interest and penalties as an interest expense in arriving at pre-tax income.

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

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency.  Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end.  Income statement accounts are translated at the average rate during the year.   Translation adjustments arising from the translation to U.S. Dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity.  Gains and losses resulting from  transactions that are denominated in currencies other than Euros are included in earnings as a component of other income.  The Company had a translation loss of $4,410,677 recorded on the balance sheet as of September 30, 2010. For the twelve months ended September 30, 2011 the Company recorded on the balance sheet translation losses of $131,030, resulting in an accumulated translation loss of $4,541,707 recorded as a component of accumulated other comprehensive loss as of September 30, 2011.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, receivables and accounts payable, approximate fair value as of September 30, 2011 and 2010 because of the relatively short term maturity of these instruments.

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

	Years ended September 30,
	2011	2010
Weighted average Common Stock outstanding-basic	10,108,670	10,066,637
Common Stock equivalents-stock options	-	-
Weighted average shares outstanding-diluted	10,108,670	10,066,637

Options to purchase 1,382,692 and 1,454,442 shares of Common Stock at prices ranging $0.95 to $7.45 and   $1.05 to $7.45, respectively, were outstanding as of September 30, 2011 and 2010, respectively, but were not included in the computation of diluted net income per share of Common Stock because they were anti-dilutive.

Stock Based Compensation

The Company follows FASB ASC-718 (SFAS No. 123R), “Share-Based Payments”  where  the fair value of stock options are determined using the Black-Scholes valuation model  and such fair value is recognized as an expense over the service period, net of estimated forfeitures.  The Company had as of September 30, 2011 options issued from four incentive option plans and one non qualified option plan. These options typically vest over a period of four to five years. Options granted  have a contract term of 10 years and  the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions based on historical data of the Company’s stock.

Stock option grant assumptions:	2011	2010
Weighted average fair value of grants	$1.47	$0.55
Risk free interest rate	2.75%	2.69%
Dividend yield	-	-
Expected volatility	65%	50%
Expected life in years	7	7

As of September 30, 2011, there was $236,739 of total unrecognized compensation expense net of estimated forfeitures, related to non-vested share based compensation arrangements which is expected to be recognized over a weighted average period of 4 years. The total fair value of options vested during the years ended September 30, 2011 and 2010 was $401,872 and $435,133.  For September 30, 2011 and 2010, stock compensation expense of $255,770 and $278,549 have been recorded to SG&A expense and $146,102 and $156,584 have been recorded to research and development expense.

In recognition that stock compensation is a non-cash expense, the effect of expensing options had no affect on the Company’s cash flow.  However, it was reflected in the Company’s cash flow statement as a non-cash item which was added back in the determination of cash flows from operating activities.

A summary of the Company’s non-vested shares as of September 30, 2011 and changes during the twelve months ended September 30, 2011 is presented below:

		Weighted
		Grant date
	Shares	Fair value
Non-vested as of October 1, 2010	389,646	$1.29
Granted	90,000	1.47
Vested	(240,500)	1.68
Forfeited	(4,646)	1.24
Non-vested as of September 30, 2011	234,500	$1.54

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

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of this disclosure-only guidance will not have an impact on the Company’s consolidated financial results and becomes effective during the Company’s second quarter of fiscal 2012.

In May 2011, the FASB issued amendments to fair value measurement and disclosure requirements.  This guidance amends United States generally accepted accounting principles (“U.S. GAAP”) to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This includes clarification of the Board’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word “shall” rather than “should” to describe the requirements in U.S. GAAP). This amended guidance is to be applied prospectively and becomes effective during the Company’s second quarter of fiscal 2012.  The Company does not expect this guidance will have a material impact on its results of operations or financial position.

2.	Accounts receivable

Receivables consist of:

•	Trade receivables from sales to customers
•	Receivables pertaining to component parts purchased from the Company by its contract manufacturers which are excluded from sales
•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by the Company’s Asian and European locations
•	Allowances, consisting of sales and bad debt
•	Other minor non trade receivables

The following is a listing by category of the Company’s accounts receivable as of September 30, 2011 and 2010.

	As of September 30,
Receivable detail:	2011	2010
Trade receivables	$7,893,923	$9,123,726
Allowance for doubtful accounts	(423,773)	(383,773)
Sales reserve	(3,761,454)	(4,336,759)
Net trade receivables	$3,708,696	$4,403,194

Receivable from contract manufacturers	$2,030,251	$1,846,949
GST and VAT taxes receivables	298,303	439,745
Other	79,772	69,140
Total other non trade receivables	$2,408,326	$2,355,834

3.  Inventories

Inventories consist of the following:

	September 30,
	2011	2010
Component Parts	$3,504,129	$3,565,643
Finished goods	3,774,917	4,670,873
Subtotal	7,279,046	8,236,516
Reserve for anticipated sales returns at cost	2,813,178	3,214,049
Total	$10,092,224	$11,450,565

4. Property, Plant and Equipment

The following is a summary of property, plant and equipment:
	September 30,
	2011	2010
Office Equipment and Machinery	$1,628,807	$3,793,797
Leasehold Improvements	-	150,870
	1,628,807	3,944,667
Less: Accumulated depreciation and amortization	(1,260,104)	(3,399,708)
	$368,703	$544,959

Depreciation and amortization expense totaled $ 232,550 and $ 271,455 for the years ended September 30, 2011 and 2010, respectively.

5. Intangible Assets

The following is a summary of intangible assets as of September 30, 2011 and 2010

			Net	Weighted
As of September 30, 2011	Purchase	Accumulated	Book	average remaining
Asset description	Cost	Amortization	Value	life (in years)
Customer relationships	$1,644,353	(376,830)	$1,267,523	9.25
Value of technology	1,849,897	(726,745)	1,123,152	4.25
Covenant not to compete	1,767,979	(972,223)	795,756	2.25
Total intangible assets	$5,262,229	$(2,075,799)	$3,186,430	6.90

			Net	Weighted
As of September 30, 2010	Purchase	Accumulated	Book	average remaining
Asset description	Cost	Amortization	Value	life (in years)
Customer relationships	$1,644,353	(239,801)	$1,404,552	10.25
Value of technology	1,849,897	(462,474)	1,387,423	5.25
Covenant not to compete	1,767,979	(618,688)	1,149,291	3.25
Total intangible assets	$5,262,229	$(1,320,963)	$3,941,266	7.64

Amortization expense totaled $754, 836 for the years ended September 30, 2011 and 2010.  Amortization expense is expected to be approximately $755,000 for each of the fiscal years ended September 30, 2012 and 2013, respectively, $490,000 for the fiscal year ended September 30, 2014, $401,000 for the year ended September 30, 2015 and $204,000 for the fiscal year ended September 30, 2016.

6.  Accrued Expenses –Fees

The Company uses software and technology purchased or licensed from third parties in certain of the Company’s products.  The Company enters into agreements for these technologies, and incurs a fee for each product sold that includes the technology. The Company recognizes and estimates the amount of fees owed to third parties based on products sold that include software and technology purchased or licensed from these third parties.  The Company uses all available applicable information in determining these estimates and thus the accrued amounts are subject to change as new information is made available to the Company.  During fiscal 2011, the Company reduced its accrued expense fees by approximately $634,000 due to changes in estimates. In the third quarter of fiscal 2010, the Company reduced its accrued expense fees by approximately $2,200,000 due to changes in estimates and settlements.  In the fourth quarter of fiscal 2010 the Company corrected an error associated with prior periods. This correction resulted in a reduction to accrued expense fees of approximately $382,000 and a corresponding decrease to cost of sales. The Company did not deem this adjustment to be material to any prior period based on both qualitative and quantitative factors.

For fiscal 2011 $1,745,092 in fees were charged to cost of sales and $2,059,485 in fees were paid to various third parties.   For fiscal 2010 $1,705,067 in fees were charged to cost of sales net of any changes in estimates and correction of error,   and $2,711,271 in fees were paid to various third parties.    As of September 30, 2011 and September 30, 2010 the amount of accrued expense fees amounted to $4,082,719 and $4,955,540, respectively.

7.  Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs, and for which no invoice has been rendered. Included in accrued expenses are accruals for product costs of $7,818,624 and $6,679,994 as of September 30, 2011 and 2010, respectively; accruals for sales costs relating to a sales rebate program of $1,516,987 and $1,350,058 as of September 30, 2011 and 2010, respectively; accruals for freight and duty expenses of $991,616 and $1,311,577 as of September 30, 2011 and 2010, respectively; accruals for compensation costs of $289,031 and $291,789 as of September 30, 2011 and 2010, respectively; accruals for warranty repair costs of $120,286 and $276,520 as of September 30, 2011 and 2010, respectively, accruals for advertising and marketing costs of $221,618 and $356,557 as of September 30, 2011 and 2010, respectively and severance accruals of $459,733 as of September 30, 2011.

8. Income Taxes

The Company’s income tax provision consists of the following:

	Years ended September 30,
	2011	2010

Current tax expense:
State income taxes	$40,000	$40,000
Foreign income taxes	157,309	165,022
Total current tax expense	197,309	205,022
Deferred tax expense (benefit)
Federal	3,579	236,432
State	421	27,815
Total deferred tax expense (benefit)	4,000	264,247
Total tax provision	$201,309	$469,269

Components of deferred taxes are as follows:

	Years ended September 30,
	2011	2010

Net operating loss domestic	$505,522	$317,759
Net operating loss foreign	475,693	475,693
Sales reserve	360,345	426,630
Inventory obsolescence reserve	424,215	582,908
Allowance for bad debts	161,034	145,834
Vacation accrual	24,588	24,588
Warranty reserve	9,158	9,158
263 A inventory capitalization	148,301	121,086
Depreciation	48,870	32,732
Goodwill	73,816	94,336
AMT credit	177,704	177,704
R&D credit	391,356	396,174
Subtotal	2,800,602	2,804,602
Valuation allowance	(883,664)	(883,664)
Net deferred tax assets	$1,916,938	$1,920,938

The Company’s net deferred tax asset is primarily attributable to our Hauppauge Computer Works Inc. domestic operations and consists primarily of timing differences.  In evaluating the future realization of the Company’s deferred tax asset and the corresponding valuation allowance as of September 30, 2011, the Company took into consideration:

•
our domestic operations had  taxable income  in two  of the last five fiscal years, and would have had taxable income in the current year if we did not dispose of inventory that we were able to take a tax benefit for;

•
a three year forecast that included the impact of new products recently released as well as an expense reduction plan that the Company put into effect, which supports the utilization of our current net operating losses and a portion of our current timing differences included in our deferred tax assets ;

•	our history of utilization of prior domestic net operating losses

After evaluating the circumstances listed above, it was the Company’s opinion that its net deferred tax asset of $1,916,938 is realizable as of September 30, 2011.

As of September 30, 2011, the Company had $1,330,319 in unrestricted domestic net operating losses expiring between 2023 and 2026.  As of September 30, 2011, the Company had tax credit carry forwards for research and development expenses totaling $391,356 (which expire between 2011 and 2014) which have a full valuation allowance recorded against them.  Our net deferred tax asset is primarily attributable to our Hauppauge Computer Works Inc. domestic operations and consists of primarily of timing differences.   In addition there are foreign net operating losses which have a full valuation allowance recorded against them.

No provision has been made for income taxes on substantially all of the undistributed earnings of the Company’s foreign subsidiaries of approximately $1,032,000 at September 30, 2011 as the Company intends to indefinitely reinvest such earnings.

The difference between the actual income tax provision (benefit) and the tax provision computed by applying the Federal statutory income tax rate of 34% to the loss before income tax is attributable to the following:

	Years ended September 30,
	2011	2010
Income tax expense (benefit) at federal statutory rate	$(1,920,239)	$(468,279)
Change in estimate of prior year income taxes	3,619	(8,231)
Permanent differences-life insurance	1,700	1,700
Permanent differences-compensation expense	136,636	147,945
Permanent differences-other	1,700	1,700
State income taxes, net of federal benefit	40,421	54,215
Foreign earnings taxed at rates other than the federal statutory rate	1,936,780	751,276
Other	692	(11,057)
Tax provision	$201,309	$469,269

The Company’s Luxembourg corporation functions as the entity which services the Company’s European customers. The Company has separate domestic and foreign tax entities, with the Luxembourg entity paying a royalty fee to the Company’s domestic operation for use of the Hauppauge name.

Including royalty fees received from the Company’s European subsidiary, the Company’s domestic operation generated pretax income of $327,577 and $346,984 for the years ended September 30, 2011 and 2010, respectively.   The Company’s international operations had pretax loss including royalty fees of $5,975,340 and $1,724,275 for the years ended September 30, 2011 and 2010.

9. Stockholders’ Equity

a.  Treasury Stock

The Company’s Board of Directors approved a stock repurchase program which allows for the repurchase of 1,200,000 shares under the plan.  As of  September 30, 2011, the Company  held 760,479  treasury shares purchased for $2,405,548 at an average purchase price of approximately $3.16 per share

b. Stock Compensation Plans

On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company’s stockholders on March 5, 1996. The plan expired on March 5, 2006 and no more options can be issued under this plan.  This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue  Code.  As of September 30, 2011 and 2010,  99,500 and 138,000  options ranging in prices from $1.08  to $4.13 were outstanding under the 1996 Non-Qualified Plan.

On December 17, 1997, the Company’s Board of Directors adopted and authorized a new incentive stock option plan (“1997 ISO”) pursuant to section 422A of the Internal Revenue Code.   This plan was approved by the Company’s stockholders at the Company’s March 12, 1998 Annual Stockholders’ Meeting.  This plan terminated on December 16, 2007 and no further options can be issued under this plan.  As of September 30, 2011 and 2010, 40,925 and 46,725 options were outstanding, respectively, with exercise prices of $1.08 as of September 30, 2011 and ranging from $1.08 to $ 8.75 as of September 30, 2010.

The Company’s Board of Directors, on May 9, 2000, adopted the 2000 Performance and Equity Incentive Plan (the “2000 Plan”). This plan was approved by the stockholders at the Company’s July 18, 2000 Annual Stockholders’ Meeting. The purpose of the 2000 Plan is to attract, retain and motivate key employees, directors and non-employee consultants.  The plan expired on May 9, 2010 and no more options can be issued under this plan. As of September 30, 2011 and 2010, 125,517 and 154,267 options were outstanding from this plan ranging in prices from $1.05 to $1.375.

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

The 2003 Plan as adopted reserves up to 500,000 shares of Common Stock to be issued pursuant to stock options grants or other awards, subject to adjustment for any merger, reorganization, consolidation,  recapitalization, stock dividend, stock split or any other changes in corporate structure affecting the Common  Stock.  All of the Common Stock which may be awarded under the 2003 Plan may be subject to delivery  through Incentive Stock Option Plans. The 2003 Plan will be administered by the Board of Directors or a Committee there of composed of two or more members who are non-employee Directors (the “Committee”).  Grants of awards under the 2003 Plan to non-employee Directors require the approval of the Board of Directors. On September 5, 2006 the Company’s Board of Directors approved an amendment which increased the number  of shares of Common Stock  authorized and reserved for issuance under the plan by an additional 1,000,000 shares. The amendment was approved by the Company’s stockholders at the Company’s October 17, 2006 Annual Stockholders Meeting.

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

This plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options.  Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company’s combined voting power cannot be granted at less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000. Any fair value at the time of grant that exceeds $100,000 in any calendar year will not be deemed as incentive stock options.    As of September 30, 2011 and 2010, 1,116,750 and 1,115,750 were outstanding from this plan ranging in prices from $0.95 to $7.45.

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

The Company’s Board of Directors  on May 9, 2000 adopted the Employee Stock Purchase Plan. This plan was approved by the Company’s  stockholders’ at the Company’s July 18, 2000 Annual Stockholders’ Meeting. This plan is intended to provide the Company’s full- time employees an opportunity to purchase an ownership interest in the Company through the purchase of Common Stock.    On May 25, 2006 the Company’s Board of Directors approved a third amendment to the plan increasing the number of shares available to 420,000 and extending the expiration date of the plan to December 31, 2010.  The extension was approved by the Company’s stockholders’ at the Company’s October 17, 2006 Annual Stockholders’ Meeting. The Company did not further extend the plan and the plan expired on December 31, 2010.   As of December 31, 2010 and September 30, 2010, 218,882 and 218,708 shares of Common Stock were purchased under this plan.

A summary of the of the Company’s fixed options plans as of September 30, 2011 and 2010 and changes during the years ending those dates is presented below:

					Weighted
		Weighted		Weighted	Average
		Average		Average	Contract	Aggregated
		Exercise	Non	Exercise	Term	Intrinsic
	ISO	Price	Qualified	Price	(Years)	Value
Balance at September 30, 2009	1,340,994	$3.77	181,400	$3.64
Granted	195,250	0.99	-	-
Forfeited	(209,177)	4.19	(43,400)	4.67
Exercised	(13,625)	1.27	0	-
Balance at September 30, 2010	1,316,442	$3.32	138,000	$3.31
Granted	98,000	1.24	0	0.00
Forfeited	(90,875)	1.73	(38,500)	4.05
Exercised	(40,375)	1.15	0	0.00
Balance at September 30, 2011	1,283,192	$3.42	99,500	$3.03	4.06	-
Options exercisable at September 30, 2011	1,048,692	$3.84	99,500	$3.03	3.13	-

The aggregate intrinsic value of options exercised during the year ended September 30, 2011 was approximately $57,000 and $22,000 for September 30, 2011 and 2010, respectively.

c. Stockholders’ Rights Agreements

On July 19, 2001, the Company’s Board of Directors adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of July 20, 2001 (the "Rights Agreement") between the Company and North American Transfer Company as Rights Agent. Pursuant to the Rights Agreement, one Right was issued for each share of Common Stock of the Company outstanding as of August 5, 2001. Each of the Rights entitles the registered holder to purchase from the Company one share of Common Stock at a price of $11.00 per share, subject to adjustment. The Rights generally will not become exercisable unless and until, among other things, any person acquires 10% to 12% or more of the outstanding Common Stock or makes a tender offer to acquire 10% or more of the outstanding Common Stock. The 10% threshold will not be applicable to institutional investors who stay below a 20% ownership level and who report their ownership on a Schedule 13G under the Securities Exchange Act of 1934. In addition, stockholders of more than 10% of the Common Stock as of July 19, 2001 were grandfathered at their then current level plus 1% unless they later fall below the 10% threshold. The Rights are redeemable under certain circumstances at $0.001 per Right. The Rights expired on July 19, 2011.

10. Significant Customer Information

For fiscal 2011, the Company had one customer, Best Buy, that accounted for approximately 11.4% of our net sales. For Fiscal For fiscal 2010 there was no one customer that accounted for over 10% of our net sales.

11.  Related  Party Transactions

The Company occupies a facility located in Hauppauge, New York  for its executive offices and for the testing, storage and shipping of its products.  Hauppauge Computer Works, Inc. leases the premises from Ladokk Realty LLC, a real estate limited liability company, which is principally owned by Kenneth Plotkin, the Company’s President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer and a stockholder of the Company, Dorothy Plotkin, the wife of Kenneth Plotkin and a stockholder of the Company and Laura Aupperle, the widow of  Kenneth Aupperle, a founder and former President of the Company.

The previous lease expired on August 31, 2011.   On August 25, 2011 the Company entered into a new five year lease, commencing September 1, 2011 and ending August 31, 2016.  Under the expired lease the company was paying annual rent of $337,656.  In recognition of the current real estate market conditions, the Company was able to obtain a rent reduction. The new lease calls for base rent of $250,000 in the first and second years of the lease; base rent of $257,500 in the third and fourth years of the lease and base rent of $265,225 for the fifth year of the lease.  The rent is payable monthly on the first day of each month.   The execution of the lease agreement was approved by our Board of Directors, following the recommendation of our Audit Committee.  Under the lease the Company is obligated to pay real estate taxes, utilities, insurance and operating costs of maintaining and repairing the premises during the term of the lease.

12.  Litigation

In the normal course of business the Company is party to various claims and/or litigation.  To the best of its knowledge management believes that there is currently no material litigation which, considered in the aggregate would have a material adverse effect on the Company’s financial position and results of operations.

13.  Commitments and Contingencies

The Company occupies space from both a related party and non related parties.  Rent expense to related parties and non related third parties totaled approximately $724,000 and $726,000  for the years ended September 30, 2011 and 2010  respectively. The Company pays the real estate taxes and it is responsible for normal building maintenance.

Minimum annual lease payments to related parties and unrelated third parties are as follows:

Years Ended September 30,

2012	$566,408
2013	434,326
2014	377,890
2015	319,596
2016	253,364
Total	$1,951,584

14.  Fair Value Measurements

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

HAUPPAUGE DIGITAL INC.

By:	/s/ Kenneth Plotkin	Date: December 27, 2011
KENNETH PLOTKIN
President, Chairman of the Board, Chief Executive Officer and Chief
Operating Officer (Principal Executive Officer)

By:	/s/ Gerald Tucciarone	Date: December 27, 2011
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary (Principal Financial
And Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth Plotkin	Date: December 27, 2011
KENNETH PLOTKIN
President, Chairman of the Board, Chief Executive Officer and Chief
Operating Officer (Principal Executive Officer) and Director

By:	/s/ Gerald Tucciarone	Date: December 27, 2011
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary (Principal Financial
And Accounting Officer)

By:	/s/Seymour G. Siegel	Date: December 27, 2011
SEYMOUR G. SIEGEL
Director

By:	/s/ Bernard Herman	Date: December 27, 2011
BERNARD HERMAN
Director

By:	/s/ Adam M Zeitsiff	Date: December 27, 2011
ADAM M. ZEITSIFF
Director