Form 10-Q
period 2011-12-31
HAUPPAUGE DIGITAL INC
filed 2012-02-14
CIK 930803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES      ☒ NO

As of January 31, 2011, 10,122,344 shares of .01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

Page no.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – December 31, 2011 (unaudited) and September 30, 2011	3

Consolidated Statements of Operations - Three Months ended December 31, 2011 (unaudited) and 2010 (unaudited)	4

Consolidated Statements of Other Comprehensive Loss Three Months ended December 31, 2011 (unaudited) and 2010 (unaudited)	5

Consolidated Statements of Cash Flows - Three Months ended December 31, 2011 (unaudited) and 2010 (unaudited)	6

Notes to Consolidated Financial Statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4. Controls and Procedures	17-18

PART II. OTHER INFORMATION

Item 6. Exhibits	19

Signatures	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30 , 2011
	(unaudited)
Assets:
Cash and cash equivalents	$4,421,669	$4,080,537
Trade receivables, net of various allowances	6,550,861	3,708,696
Other non trade receivables	2,250,523	2,408,326
Inventories	11,347,909	10,092,224
Deferred tax asset-current	1,175,152	1,127,641
Prepaid expenses and other current assets	1,147,060	992,258
Total current assets	26,893,174	22,409,682

Intangible assets, net	2,997,721	3,186,430
Property, plant and equipment, net	342,718	368,703
Security deposits and other non-current assets	113,889	112,813
Deferred tax asset-non current	304,855	789,297
Total assets	$30,652,357	$26,866,925

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$8,331,595	$6,674,900
Accrued expenses fees	4,551,547	4,082,719
Accrued expenses	12,734,525	11,417,895
Income taxes payable	249,131	242,201
Total current liabilities	25,866,798	22,417,715

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized, 10,882,823 issued	108,828	108,828
Additional paid-in capital	18,216,422	18,187,595
Retained deficit	(6,456,026)	(6,899,958)
Accumulated other comprehensive loss	(4,678,117)	(4,541,707)
Treasury Stock, at cost, 760,479 shares	(2,405,548)	(2,405,548)
Total stockholders' equity	4,785,559	4,449,210
Total liabilities and stockholders' equity	$30,652,357	$26,866,925

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31,
	2011	2010

Net sales	$15,427,227	$12,862,946
Cost of sales	10,417,464	8,515,708
Gross profit	5,009,763	4,347,238

Selling, general and administrative expenses	3,298,737	3,774,704
Research and development expenses	812,382	1,096,779
Income (loss) from operations	898,644	(524,245)

Other income :
Interest income	1,688	1,559
Foreign currency gain	16,879	31,523
Total other income	18,567	33,082
Income (loss) before tax provision	917,211	(491,163)
Current tax expense	36,348	199,726
Deferred tax expense	436,931	47,331
Net income (loss)	$443,932	$(738,220)

Net income (loss) per share:
Basic and diluted	$0.04	$(0.07)

See accompanying notes to consolidated financial statements

4

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended December 31,
	2011	2010
Net income (loss)	$443,932	$(738,220)
Foreign currency translation gain (loss)	(136,410)	161,219
Forward exchange contracts marked to market loss	-	(22,798)
Other comprehensive income (loss)	$307,522	$(599,799)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2011	2010
Net income (loss)	$443,932	$(738,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,598	59,931
Amortization of intangible assets	188,709	188,709
Stock compensation expense	28,827	100,470
Deferred tax expense	436,931	199,726
Sales reserve, net	75,029	(110,569)
Bad debt reserve	40,000	-
Other items	(18,404)	54,429
Changes in current assets and liabilities
Accounts receivable and other non trade receivables	(3,119,059)	1,696,257
Inventories	(1,080,617)	(1,032,798)
Prepaid expenses and other current assets	(165,930)	(86,338)
Accounts payable	1,681,192	(301,340)
Accrued expenses and other current liabilities	1,854,226	238,624
Total adjustments	(34,498)	1,007,101
Net cash provided by operating activities	409,434	268,881
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(18,613)	(20,807)
Net cash used in investing activities	(18,613)	(20,807)
Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and employee stock purchases	-	3,677
Net cash provided by financing activities	-	3,677
Effect of exchange rates on cash	(49,689)	(23,636)
Net increase in cash and cash equivalents	341,132	228,115
Cash and cash equivalents, beginning of period	4,080,537	7,057,904
Cash and cash equivalents, end of period	$4,421,669	$7,286,019
Supplemental disclosures:
Income taxes paid	$10,276	$33,416

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements for Hauppauge Digital Inc. and subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2011 Form 10-K.

The operating results for the three months ended December 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2012.

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

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Trade receivables and other non-trade receivables as of December 31, 2011 and September 30, 2011 consisted of:

	December 31,	September 30,
	2011	2011
Trade receivables	$11,026,185	$7,893,923
Allowance for doubtful accounts	(463,773)	(423,773)
Sales reserve	(4,011,551)	(3,761,454)
Net trade receivables	$6,550,861	$3,708,696
Receivable from contract manufacturers	$1,812,455	$2,030,251
GST and VAT taxes receivables	348,686	298,303
Other	89,382	79,772
Total other non trade receivables	$2,250,523	$2,408,326

Note 3. Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	December 31,	September 30,
	2011	2011
Component parts	$4,087,133	$3,504,129
Finished goods	4,272,530	3,774,917
Subtotal	8,359,663	7,279,046
Reserve for anticipated sales returns at cost	2,988,246	2,813,178
Total	$11,347,909	$10,092,224

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

	Three months ended
	December 31,
	2011	2010
Weighted average shares outstanding-basic	10,122,344	10,083,417
Number of shares issued on the assumed exercise of stock options	-	-
Weighted average shares outstanding-diluted	10,122,344	10,083,417

Options to purchase 1,404,567 and 1,537,442 shares of common stock, at prices from $0.86 to $7.45 and from $0.89 to $7.45, were outstanding for the three months ended December 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Note 5. Product segment and geographic information

The Company operates in one business segment, which is the development, marketing and manufacturing of analog and digital video products for the personal computer market and Apple iPad® and iPhone® market. The products are similar in function and share commonality of component parts and manufacturing processes. The Company’s products are either sold, or can be sold, by the same retailers and distributors in the Company’s marketing channel. The Company also sells product directly to PC manufacturers.

The Company’s products fall under three product categories:

•	Video recorder products, such as USB-Live2, which allows consumers to record video tapes to DVD disc or to some of the Company’s products, such as the HD PVR and Colossus
•	TV receivers, which include Broadway and the Company’s WinTV and PCTV TV tuner products
•	Non-TV tuner products such as the ImpactVCB, MediaMVP-HD and the Company’s TV applications for the PC and the Apple iPad® and iPhone®

The Company’s TV tuner products enable, among other things, a PC user to watch TV in a resizable window on a PC. The Company’s video recorder products allow consumers to record high definition video from a cable TV or satellite set top box or a game console such as a Xbox 360 or Sony Playstation 3. The Company’s other non-TV tuner products enable, among other things, the ability to watch and listen to PC based videos, music and pictures on a TV set through a home network.

Sales by functional category are as follows:

	Three months ended December 31,
Product line sales	2011	2010
Video recorder products	$8,965,926	$4,037,049
TV tuner products	6,190,210	8,411,720
Other video products and software	271,091	414,177
Total sales	$15,427,227	$12,862,946

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in Europe and Asia. Sales percentages by geographic region are as follows:

	Three months ended December 31,
Geographic region	2011	2010
The Americas	58%	61%
Europe	38%	37%
Asia	4%	2%
Total	100%	100%

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Note 6. Tax provision

The Company’s tax provision for the three months ended December 31, 2011 and 2010 is as follows:

	Three months ended December 31,
	2011	2010
Current tax expense on international operations	$26,348	$37,331
Current state taxes	10,000	10,000
Deferred tax expense	436,931	199,726
Tax provision	$473,279	$247,057

Note 7. Accrued expense-fees

The Company uses software and technology purchased or licensed from third parties in certain of the Company’s products.  The Company enters into agreements for these technologies, and incurs a fee for each product sold that includes the technology. The Company recognizes and estimates the amount of fees owed to third parties based on products sold that include software and technology purchased or licensed from these third parties.  The Company uses all available applicable information in determining these estimates and thus the accrued amounts are subject to change as new information is made available to the Company. Accrued expense-fees are accounted for as a component of product cost and are charged to cost of sales.  As of December 31, 2011 and September 30, 2011 the amount of accrued expense-fees amounted to $4,551,547 and $4,082,719, respectively.

Note 8. Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs and for which no invoice has been rendered. Accrued expenses as of December 31, 2011 and September 30, 2011 were $12,734,525 and $11,417,895, respectively. Included in accrued expenses are accruals for product costs, accruals for sales costs relating to sales rebate programs, accruals for freight and duty expenses, accruals for compensation, accruals for warranty repair costs and accruals for advertising and marketing costs.

Note 9. Fair Value Measurements

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

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

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

The carrying amount of cash, accounts receivable and accounts payable and other short-term financial instruments approximate their fair value due to their short-term nature.

Item 2.    MANAgement's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period ENDED December 31, 2011 Compared to THE THREE MONTH PERIOD ENDED DECEMBER 31, 2010

Results of operations for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 is as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	12/31/11	12/31/10		$2011	2010	Variance

Net Sales	$15,427,227	$12,862,946	$2,564,281	100.00%	100.00%	-
Cost of sales	10,417,464	8,515,708	1,901,756	67.53%	66.20%	1.33%
Gross Profit	5,009,763	4,347,238	662,525	32.47%	33.80%	-1.33%
Gross Profit %	32.47%	33.80%	-1.33%
Expenses:
Sales & marketing	2,092,617	2,510,330	(417,713)	13.56%	19.52%	-5.96%
Sales & marketing-PCTV	68,540	97,398	(28,858)	0.44%	0.76%	-0.32%
Technical support	90,787	110,718	(19,931)	0.59%	0.86%	-0.27%
General & administrative	771,008	747,422	23,586	5.00%	5.81%	-0.81%
General & administrative-PCTV	68,730	56,184	12,546	0.45%	0.44%	0.01%
Amortization of intangible assets	188,709	188,709	0	1.22%	1.47%	-0.25%
Selling, general and administrative stock compensation expense	18,346	63,943	(45,597)	0.12%	0.50%	-0.38%
Total selling, general and administrative expense	3,298,737	3,774,704	(475,967)	21.38%	29.36%	-7.98%
Research and development	519,785	655,950	(136,165)	3.37%	5.10%	-1.73%
Research and development-PCTV	282,116	404,302	(122,186)	1.83%	3.14%	-1.31%
Research and development stock compensation expense	10,481	36,527	(26,046)	0.07%	0.28%	-0.21%
Total expenses	4,111,119	4,871,483	(760,364)	26.65%	37.88%	-11.23%
Income (loss) from operations	898,644	(524,245)	1,422,889	5.82%	-4.08%	9.90%

Other income:
Interest income	1,688	1,559	129	0.01%	0.01%	0.00%
Foreign currency	16,879	31,523	(14,644)	0.11%	0.25%	-0.14%
Total other income	18,567	33,082	(14,515)	0.12%	0.26%	-0.14%
Income (loss) before tax provision	917,211	(491,163)	1,408,374	5.94%	-3.82%	9.76%
Current tax expense	36,348	47,331	(10,983)	0.23%	0.37%	-0.14%
Deferred tax expense	436,931	199,726	237,205	2.83%	1.55%	1.28%
Net income ( loss)	$443,932	($738,220)	$1,182,152	2.88%	-5.74%	8.62%

Net sales for the three months ended December 31, 2011 increased $2,564,281 compared to the three months ended December 31, 2010 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Three Months	Three Months	Dollar	dollar	geographic region
	ended 12/31/11	ended 12/31/10	Variance	variance %	2011	2010
The Americas	8,980,855	7,893,887	1,086,968	14%	58%	61%
Europe	5,848,490	4,706,131	1,142,359	24%	38%	37%
Asia	597,882	262,928	334,954	127%	4%	2%
Total	$15,427,227	$12,862,946	$2,564,281	20%	100%	100%

In fiscal 2011 we began a repositioning of our product offerings from lower-end TV tuner products to higher-end video recorder, video streaming and digital TV tuner products. Led by strong sales of our higher end video recorder and video streaming products our sales increased by approximately 20% over the first quarter of fiscal 2011. As a result of this transition, we experienced an increase in the average unit sales price of approximately 30% while our unit sales decreased by approximately 8%.

Gross profit

Gross profit increased $662,525 for the three months ended December 31, 2011 compared to the same period in the prior year. The increase in gross profit was due to:

Three Months
ended
Gross profit in dollars-increase (decrease)	12/31/11
Higher sales	$1,128,482
Weaker Euro	(48,298)
Labor related and other costs	(105,477)
Mix of higher gross profit retail sales	137,300
License fee adjustment	(234,863)
Mix of OEM sales	(214,619)
Total increase in gross profit	$662,525

The decrease in the gross profit percentage was due to:

Three Months
ended
Gross profit percentage-increase (decrease)	12/31/11
Mix of higher gross profit retail sales	1.24%
Weaker Euro	(0.18)%
Labor related and other costs	1.01)%
License fee adjustment	(2.00)%
Mix of OEM sales	(1.40)%
Total gross profit percentage decrease	(1.33)%

The factors contributing to the gross profit percentage decrease of 1.33% for the three months ended December 31, 2011 were primarily:

•      Favorable gross profit percentage due to mix of higher average sales price retail sales resulted in an increase of 1.24%.

•      A decrease in the Euro to USD exchange rate from $1.3591 for the three months ended December 31, 2010 to $1.3479 for the three months ended December 31, 2011 resulted in a gross profit decrease of 0.18%.

•      Mix of lower gross profit OEM sales resulted in a gross profit decrease of 1.40%

•      Labor related and other costs resulted in a gross profit increase of 1.01%

•      Lower license fee adjustments resulted in a gross profit decrease of 2.00%

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Three months ended December 31,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Sales and marketing-HCW	$2,092,617	$2,510,330	$(417,713)	13.56%	19.52%	-5.96%
Sales and marketing-PCTV	68,540	97,398	(28,858)	0.44%	0.76%	-0.32%
Technical support	90,787	110,718	(19,931)	0.59%	0.86%	-0.27%
General and administrative-HCW	771,008	747,422	23,586	5.00%	5.81%	-0.81%
General and administrative-PCTV	68,730	56,184	12,546	0.45%	0.44%	0.01%
Amortization of intangible assets	188,709	188,709	0	1.22%	1.47%	-0.25%
Stock compensation	18,346	63,943	(45,597)	0.12%	0.50%	-0.38%
Total	$3,298,737	$3,774,704	$(475,967)	21.38%	29.36%	-7.98%

Selling, general and administrative expense for the first quarter of fiscal 2012 decreased $475,967 from the same period as last year as follows:

Sales and marketing expenses decreased $446,571, driven primarily by $34,026 in lower compensation expenses, $487,046 in lower sales office expenses due to office downsizing and office closures, offset somewhat by $74,501 in higher sales related expenses, such as commission and co-op advertising.

The decrease in technical support of $19,931 was primarily due to lower personnel expenses. The increase in general and administrative expenses of $36,132 was due primarily to $40,000 in bad debt expense in recognition of potential non-collectible accounts. The decrease in stock compensation expense is due to less options issued at a lower fair value.

Research and development expenses

Research and development expenses for the three months ended December 31, 2011 decreased $284,397 from the three months ended December 31, 2010. The decrease was mainly due to lower compensation and compensation related expenses due to personnel reductions and lower stock compensation expense due to less options issued at a lower price.

Tax provision

Our tax provision for the three months ended December 31, 2011 and 2010 is as follows:

	Three months ended December 31,
	2011	2010
Current tax expense on international operations	$26,348	$37,331
Current state taxes	10,000	10,000
Deferred tax expense	436,931	199,726
Tax provision	$473,279	$247,057

The increase in deferred tax expense was primarily due to the utilization of net operating losses.

Summary of operations

We recorded a net income of $443,932 for the three months ended December 31, 2011, which resulted in basic and diluted net income per share of $0.04 on weighted average basic and diluted shares of 10,122,344, compared to a net loss of $738,220 for the three months ended December 31, 2010, which resulted in basic and diluted net loss per share of $0.07 on weighted average basic and diluted shares of 10,083,417.

Options to purchase 1,404,567 and 1,537,442 shares of common stock, at prices from $0.86 to $7.45 and from $0.89 to $7.45, were outstanding for the three months ended December 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Historically, our peak sales quarter due to holiday season sales is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 41% of sales for fiscal year ended September 30, 2011 and 54% for the fiscal year ended September 30, 2010. Part of our third and fourth quarters (April through June and July to September) can be potentially impacted by the reduction of activity experienced in Europe during the summer holiday period.

We target a wide range of customer types to attempt to moderate the seasonal nature of our retail sales.

Liquidity and capital resources

The Company had cash and cash equivalents as of December 31, 2011 of $4,421,669, an increase of $341,132 from September 30, 2011.

The increase in cash was due to:

	Operating	Investing	Financing
	Activities	Activities	Activities	Total
Sources of cash:
Increase in accounts payable and accrued expenses	$3,535,418	$-	$-	$3,535,418
Net income adjusted for non cash items	1,239,622	-	-	1,239,622
Total sources of cash	4,775,040	-	-	4,775,040
Less cash used for:
Increase in accounts receivable	(3,119,059)	-	-	(3,119,059)
Increase in inventory	(1,080,617)	-	-	(1,080,617)
Increase in prepaid expenses and other current assets	(165,930)	-	-	(165,930)
Capital equipment purchases	0	(18,613)	-	(18,613)
Total cash usage	(4,365,606)	(18,613)	-	(4,384,219)
Effect of exchange rates on cash	-	-	-	(49,689)
Net cash increase	$409,434	$(18,613)	$-	$341,132

Cash provided by operating activities was due to an increase in accounts payable and accrued expenses of $3,535,418 and net income adjusted for non cash items of $1,239,622. Cash used by operating activities was due to an increase in accounts receivable of $3,119,059, an increase in inventory of $1,080,617 and an increase in prepaid expenses and other current assets of $165,930. The increase in accounts receivable was due to an increase in sales of approximately 50% between the first quarter of fiscal 2012 and the fourth quarter of fiscal 2011. The increase in inventory was due to higher production required in response to the increased sales. The increase in accounts payable and accrued expenses was due to material purchases required to build the inventory needed to fund the increase in sales. Cash of $18,613 was used to purchase capital equipment.

We had working capital of $1,026,376 as of December 31, 2011 compared to a working capital deficit of $8,033 as of September 30, 2011. The net increase in current assets of $4,483,492 as of December 31, 2011 compared to September 30, 2011 was a result of increased business volume for the three months ended December 31, 2011.

Our cash requirements for the next twelve months will include, among other things, the cash needed to fund our operating and working capital needs. During the fourth quarter of fiscal 2011 we put into place an expense reduction plan. With the proper execution of this plan and our business and operating plan, we believe that our cash and cash equivalents as of December 31, 2011 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months. Failure to meet the business and operating plan could require the need for additional sources of capital. In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional capital needs. In addition, if we are able to obtain financing, there can be no assurances that it will be on financially reasonable terms.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of December 31, 2011:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,795,217	$521,746	$780,249	$493,222

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

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We do not expect that the adoption of this disclosure-only guidance will have an impact on our consolidated financial results when it becomes effective during the second quarter of fiscal 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 305 of Regulation S-K “Quantitative and Qualitative Disclosures About Market Risk” is not required for Smaller Reporting Companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report on Form 10-Q may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. All cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, the availability and pricing of key raw materials, competitive product offerings and pricing actions, dependence on key members of management, the availability of financing, successful integration of acquisitions, economic conditions in the United States and abroad, history of operating losses, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and this Form 10-Q for the three months ended December 31, 2011.  Copies of these filings are available at www.sec.gov.

PART II. OTHER INFORMATION

Item 6. Exhibits

3.1	Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 14, 2000 (2)

3.2	By-laws, as amended to date (3)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document **
101 SCH	SCH XBRL Taxonomy Extension Schema Document **
101 CAL	CAL XBRL Taxonomy Extension Calculation Linkbase Document **
101 LAB	LAB XBRL Taxonomy Extension Label Linkbase Document **
101 PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document**
101 DEF	DEF XBRL Taxonomy Extension Definition Linkbase Document**

** Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Denotes document filed as an Exhibit to our Registration Statement on Form SB-2 (No. 33- 85426), as amended, effective January 10, 1995 and incorporated herein by reference.
(2)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2006 (File Number: 001-13550, Film Number: 061302843) and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to our Form 8-K dated December 26, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUPPAUGE DIGITAL INC.

Date: February 14, 2012	By:	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the
Board, President (Principal Executive Officer)

Date: February 14, 2012	By:	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal
Accounting Officer) and Secretary

