Form 10-Q
period 2012-03-31
HAUPPAUGE DIGITAL INC
filed 2012-05-14
CIK 930803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

☒ YES           ☐ NO

As of April 25, 2012, 10,122,344 shares of .01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

Page no.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – March 31, 2012 (unaudited) and September 30, 2011	3

Consolidated Statements of Operations – Three Months ended March 31, 2012 (unaudited) and 2011 (unaudited)	4

Consolidated Statements of Operations – Six Months ended March 31, 2012 (unaudited) and 2011 (unaudited)	5

Consolidated Statements of Other Comprehensive Income (Loss) Three Months and Six Months ended March 31, 2012 (unaudited) and 2011 (unaudited)	6

Consolidated Statements of Cash Flows - Six Months ended March 31, 2012 (unaudited) and 2011 (unaudited)	7

Notes to Consolidated Financial Statements	8-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 6. Exhibits	24

Signatures	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (unaudited)	September 30, 2011
Assets:
Cash and cash equivalents	$3,999,270	$4,080,537
Trade receivables, net of various allowances	3,678,785	3,708,696
Other non trade receivables	2,008,208	2,408,326
Inventories	12,048,532	10,092,224
Deferred tax asset-current	1,086,884	1,127,641
Prepaid expenses and other current assets	1,198,453	992,258
Total current assets	24,020,132	22,409,682

Intangible assets, net	2,809,012	3,186,430
Property, plant and equipment, net	313,216	368,703
Security deposits and other non-current assets	113,289	112,813
Deferred tax asset-non current	279,216	789,297
Total assets	$27,534,865	$26,866,925

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$5,533,850	$6,674,900
Accrued expenses fees	4,733,476	4,082,719
Accrued expenses	12,440,377	11,417,895
Income taxes payable	251,873	242,201
Total current liabilities	22,959,576	22,417,715

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized, 10,882,823 issued	108,828	108,828
Additional paid-in capital	18,250,882	18,187,595
Retained deficit	(6,803,207)	(6,899,958)
Accumulated other comprehensive loss	(4,575,666)	(4,541,707)
Treasury Stock, at cost, 760,479 shares	(2,405,548)	(2,405,548)
Total stockholders' equity	4,575,289	4,449,210
Total liabilities and stockholders' equity	$27,534,865	$26,866,925

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2012	2011
Net sales	$11,320,988	$10,324,162
Cost of sales	7,721,672	7,102,764
Gross profit	3,599,316	3,221,398

Selling, general and administrative expenses	2,991,170	3,513,871
Research and development expenses	806,211	1,142,913
Loss from operations	(198,065)	(1,435,386)

Other income (expense) :
Interest income	1,147	1,616
Foreign currency loss	(309)	(27,060)
Total other income (expense)	838	(25,444)
Loss before tax provision	(197,227)	(1,460,830)
Current tax expense	36,047	51,725
Deferred tax expense (benefit)	113,907	(69,188)
Net loss	$(347,181)	$(1,443,367)

Net loss per share:
Basic and diluted	$(0.03)	$(0.14)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended March 31,
	2012	2011

Net sales	$26,748,215	$23,187,108
Cost of sales	18,139,136	15,618,472
Gross profit	8,609,079	7,568,636

Selling, general and administrative expenses	6,289,907	7,288,575
Research and development expenses	1,618,593	2,239,692
Income (loss) from operations	700,579	(1,959,631)

Other income :
Interest income	2,835	3,175
Foreign currency gain	16,570	4,463
Total other income	19,405	7,638
Income (loss) before tax provision	719,984	(1,951,993)
Current tax expense	72,395	99,056
Deferred tax expense	550,838	130,538
Net income (loss)	$96,751	$(2,181,587)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.22)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended March 31,
	2012	2011
Net loss	$(347,181)	$(1,443,367)
Foreign currency translation gain	102,451	21,771
Forward exchange contracts marked to market gain	-	22,191
Other comprehensive loss	$(244,730)	$(1,399,405)

	Six months ended March 31,
	2012	2011
Net income (loss)	$96,751	$(2,181,587)
Foreign currency translation gain (loss)	(33,959)	182,989
Forward exchange contracts marked to market loss	-	(607)
Other comprehensive income (loss)	$62,792	$(1,999,205)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2012	2011
Net income (loss)	$96,751	$(2,181,587)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	89,096	119,899
Amortization of intangible assets	377,418	377,418
Stock compensation expense	63,287	200,938
Deferred tax expense	550,838	130,538
Sales reserve, net	75,029	(110,569)
Bad debt reserve	40,000	-
Inventory reserve	200,000	179,000
Other items	34,958	(53,620)
Changes in current assets and liabilities
Accounts receivable and other non trade receivables	130,418	2,511,053
Inventories	(1,987,477)	(797,091)
Prepaid expenses and other current assets	(204,346)	(187,525)
Accounts payable	(1,144,775)	(1,380,157)
Accrued expenses and other current liabilities	1,638,046	(459,560)
Total adjustments	(137,508)	530,324
Net cash used in operating activities	(40,757)	(1,651,263)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(33,609)	(29,306)
Net cash used in investing activities	(33,609)	(29,306)
Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and employee stock purchases	-	46,798
Net cash provided by financing activities	-	46,798
Effect of exchange rates on cash	(6,901)	31,299
Net decrease in cash and cash equivalents	(81,267)	(1,602,472)
Cash and cash equivalents, beginning of period	4,080,537	7,057,904
Cash and cash equivalents, end of period	$3,999,270	$5,455,432

Supplemental disclosures:
Income taxes paid	$61,608	$61,816

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

The operating results for the three months and six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2012.

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

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Trade receivables and other non-trade receivables as of March 31, 2012 and September 30, 2011 consisted of:

	March 31,	September 30,
	2012	2011
Trade receivables	$8,154,109	$7,893,923
Allowance for doubtful accounts	(463,773)	(423,773)
Sales reserve	(4,011,551)	(3,761,454)
Net trade receivables	$3,678,785	$3,708,696
Receivable from contract manufacturers	$1,583,735	$2,030,251
GST and VAT tax receivables	345,244	298,303
Other	79,229	79,772
Total other non trade receivables	$2,008,208	$2,408,326

Note 3. Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	March 31,	September 30,
	2012	2011
Component parts	$4,678,738	$3,504,129
Finished goods	4,381,548	3,774,917
Subtotal	9,060,286	7,279,046
Reserve for anticipated sales returns at cost	2,988,246	2,813,178
Total	$12,048,532	$10,092,224

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

	Three months ended		Six months ended
	March 31		March 31
	2012	2011	2012	2011
Weighted average shares outstanding-basic	10,122,344	10,106,679	10,122,344	10,094,920
Number of shares issued on the assumed exercise of stock options	-	-	-	-
Weighted average shares outstanding-diluted	10,122,344	10,160,679	10,122,344	10,094,920

Options to purchase 1,535,567 and 1,501,317 shares of common stock, at prices from $0.77 to $7.45 and from $0.89 to $7.45, were outstanding for the three months and six months ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

Sales by functional category are as follows:

	Three months ended March 31,		Six months ended March 31
Product line sales	2012	2011	2012	2011
Video recorder products	$6,264,295	$4,567,307	$14,977,716	$8,244,389
TV tuner products	4,471,833	5,396,100	10,626,263	14,027,646
Other video products and software	584,860	360,755	1,144,236	915,073
Total sales	$11,320,988	$10,324,162	$26,748,215	$23,187,108

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in the United Stated, Europe and Asia. Sales percentages by geographic region are as follows:

	Three months ended March 31,		Six months ended March 31
Geographic region	2012	2011	2012	2011
The Americas	54%	58%	57%	60%
Europe	41%	40%	39%	38%
Asia	5%	2%	4%	2%
Total	100%	100%	100%	100%

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Note 6. Tax provision

The Company’s tax provision for the three and six months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Current tax expense on international operations	$26,047	$41,725	$62,395	$79,056
Current state taxes	10,000	10,000	10,000	20,000
Deferred tax expense	113,907	(69,188)	550,838	130,538
Tax provision	$149,954	$(17,463)	$623,233	$229,594

The increase in deferred tax expense was primarily due to the utilization of net operating losses and the write off and disposal of obsolete inventory.

Note 7. Accrued expense-fees

The Company uses software and technology purchased or licensed from third parties in certain of the Company’s products. The Company enters into agreements for these technologies, and incurs a fee for each product sold that includes the technology. The Company recognizes and estimates the amount of fees owed to third parties based on products sold that include software and technology purchased or licensed from these third parties. The Company uses all available applicable information in determining these estimates and thus the accrued amounts are subject to change as new information is made available to the Company. Accrued expense-fees are accounted for as a component of product cost and are charged to cost of sales. As of March 31, 2012 and September 30, 2011 the amount of accrued expense-fees amounted to $4,733,476 and $4,082,719, respectively.

Note 8. Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs and for which no invoice has been rendered. Accrued expenses as of March 31, 2012 and September 30, 2011 were $12,440,377 and $11,417,895, respectively. Included in accrued expenses are accruals for product costs, accruals for sales costs relating to sales rebate programs, accruals for freight and duty expenses, accruals for compensation, accruals for warranty repair costs and accruals for advertising and marketing costs.

Note 9. Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value, and expands the related disclosure requirements. The ASC indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company also follows the provisions of ASC 820-10 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2010. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad Levels, which are described below:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period ENDED MARCH 31, 2012 Compared to THE THREE MONTH PERIOD ENDED MARCH 31, 2011

Results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	03/31/12	03/31/11		$2012	2011	Variance

Net Sales	$11,320,988	$10,324,162	$996,826	100.00%	100.00%	-
Cost of sales	7,721,672	7,102,764	618,908	68.21%	68.80%	-0.59%
Gross Profit	3,599,316	3,221,398	377,918	31.79%	31.20%	0.59%
Gross Profit %	31.79%	31.20%	0.59%
Expenses:
Sales & marketing	1,833,970	2,225,185	(391,215)	16.20%	21.55%	-5.35%
Sales & marketing-PCTV	61,081	100,591	(39,510)	0.54%	0.97%	-0.43%
Technical support	95,931	109,230	(13,299)	0.85%	1.06%	-0.21%
General & administrative	723,343	752,991	(29,648)	6.39%	7.29%	-0.90%
General & administrative-PCTV	66,205	73,224	(7,019)	0.58%	0.71%	-0.13%
Amortization of intangible assets	188,709	188,709	-	1.67%	1.83%	-0.16%
Selling, general and administrative stock compensation expense	21,931	63,941	(42,010)	0.19%	0.62%	-0.43%
Total selling, general and administrative expense	2,991,170	3,513,871	(522,701)	26.42%	34.03%	-7.61%
Research and development	517,193	685,715	(168,522)	4.57%	6.64%	-2.07%
Research and development-PCTV	276,489	420,671	(144,182)	2.44%	4.07%	-1.63%
Research and development stock compensation expense	12,529	36,527	(23,998)	0.11%	0.35%	-0.24%
Total expenses	3,797,381	4,656,784	(859,403)	33.54%	45.09%	-11.55%
Loss from operations	(198,065)	(1,435,386)	1,237,321	-1.75%	-13.89%	12.14%

Other income (expense):
Interest income	1,147	1,616	(469)	0.01%	0.02%	-0.01%
Foreign currency	(309)	(27,060)	26,751	0.00%	-0.26%	0.26%
Total other income (expense)	838	(25,444)	26,282	0.01%	-0.24%	0.25%
Loss before tax provision	(197,227)	(1,460,830)	1,263,603	-1.74%	-14.13%	12.39%
Current tax expense	36,047	51,725	(15,678)	0.31%	0.50%	-0.19%
Deferred tax expense	113,907	(69,188)	183,095	1.01%	-0.67%	1.68%
Net loss	$(347,181)	$(1,443,367)	$1,096,186	-3.06%	-13.96%	10.90%

Net sales for the three months ended March 31, 2012 increased $996,826 compared to the three months ended March 31, 2011 as shown in the table below.

			Increase
			(decrease)	Increase	Percentage of sales by
	Three Months	Three Months	Dollar	(decrease)	geographic region
	ended 03/31/12	ended 03/31/11	Variance	variance %	2012	2011
The Americas	$6,092,069	$5,986,441	$105,628	2%	54%	58%
Europe	4,703,289	4,112,624	590,665	14%	41%	40%
Asia	525,630	225,097	300,533	134%	5%	2%
Total	$11,320,988	$10,324,162	$996,826	10%	100%	100%

In fiscal 2011 we began a repositioning of our product offerings from lower-end TV tuner products to higher-end video recorder, video streaming and digital TV tuner products. Led by sales of our higher end video recorder and video streaming products our sales increased by approximately 10% over the second quarter of fiscal 2011. As a result of this transition, we experienced an increase in the average unit sales price of approximately 25% while our unit sales declined by approximately 13%.

Gross profit

Gross profit increased $377,918 for the three months ended March 31, 2012 compared to the same quarter in the prior fiscal year. The increase in gross profit was due to:

Three Months ended
Gross profit in dollars-increase (decrease)	03/31/12
Higher sales	$416,175
Weaker Euro	(207,315)
Labor related and other costs	(169,053)
Mix of higher gross profit retail sales	329,103
License fee adjustment	(80,821)
Mix of OEM sales	89,829
Total increase in gross profit	$377,918

The increase in the gross profit percentage was due to:

Three Months ended
Gross profit percentage-increase (decrease)	03/31/12
Mix of higher gross profit retail sales	2.21%
Weaker Euro	(1.03)%
Labor related and other costs	(0.56)%
License fee adjustment	(0.82)%
Mix of OEM sales	0.79%
Total gross profit percentage increase	0.59%

The factors contributing to the gross profit percentage increase of 0.59% for the three months ended March 31, 2012 were primarily:

•	Favorable gross profit percentage due to mix of higher average sales price retail sales resulted in an increase of 2.21%.
•	A decrease in the Euro to USD exchange rate from $1.3680 for the three months ended March 31, 2011 to $1.3115 for the three months ended March 31, 2011 resulted in a gross profit decrease of 1.03%.
•	Mix of lower gross profit OEM sales resulted in a gross profit increase of 0.79%
•	Labor related and other costs resulted in a gross profit decrease of 0.56%
•	Lower license fee adjustments resulted in a gross profit decrease of 0.82%

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Three months ended March 31,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Sales and marketing-HCW	$1,833,970	$2,225,185	$(391,215)	16.20%	21.55%	-5.35%
Sales and marketing-PCTV	61,081	100,591	(39,510)	0.54%	0.97%	-0.43%
Technical support	95,931	109,230	(13,299)	0.85%	1.06%	-0.21%
General and administrative-HCW	723,343	752,991	(29,648)	6.39%	7.29%	-0.90%
General and administrative-PCTV	66,205	73,224	(7,019)	0.58%	0.71%	-0.13%
Amortization of intangible assets	188,709	188,709	0	1.67%	1.83%	-0.16%
Stock compensation	21,931	63,941	(42,010)	0.19%	0.62%	-0.43%
Total	$2,991,170	$3,513,871	$(522,701)	26.42%	34.03%	-7.61%

As a result of an expense reduction plan implemented in the fourth quarter of fiscal 2011, selling, general and administrative expense decreased $522,701 from the same quarter in the prior fiscal year as follows:

Sales and marketing expenses decreased $430,725, driven primarily by $25,618 in lower compensation expenses, $467,793 in lower sales office expenses due to office downsizing and office closures, offset somewhat by $62,686 in higher sales related expenses, primarily for commission and co-op advertising.

The decrease in technical support of $13,299 was primarily due to lower personnel expenses. The decrease in general and administrative expenses of $36,667 was due primarily to lower compensation expenses and negotiated rent reductions. The decrease in stock compensation expense was due to lower option grants issued at a lower fair value.

Research and development expenses

Research and development expenses for the three months ended March 31, 2012 decreased $336,702 from the same quarter in the prior fiscal year. The decrease was mainly due to lower compensation and compensation related expenses pursuant to an expense reduction plan implemented in the fourth quarter of fiscal 2011. The decrease in stock compensation expense was due to lower option grants issued at a lower fair value.

Tax provision

Our tax provision for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011
Current tax expense on international operations	$26,047	$41,725
Current state taxes	10,000	10,000
Deferred tax expense (benefit)	113,907	(69,188)
Tax provision (benefit)	$149,954	$(17,463)

The increase in deferred tax expense was primarily due to the utilization of net operating losses and the write off and disposal of obsolete inventory.

Summary of operations

We recorded a net loss of $347,181 for the three months ended March 31, 2012, which resulted in basic and diluted net loss per share of $0.03 on weighted average basic and diluted shares of 10,122,344, compared to a net loss of $1,443,367 for the three months ended March 31, 2011, which resulted in basic and diluted net loss per share of $0.14 on weighted average basic and diluted shares of 10,106,679.

Options to purchase 1,535,567 and 1,501,317 shares of common stock, at prices from $0.77 to $7.45 and from $0.89 to $7.45, were outstanding for the three months ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

SIX Month Period ENDED MARCH 31, 2012 Compared to THE SIX MONTH PERIOD ENDED MARCH 31, 2011

Results of operations for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 is as follows:

	Six	Six
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	03/31/12	03/31/11		$2012	2011	Variance

Net Sales	$26,748,215	$23,187,108	$3,561,107	100.00%	100.00%	-
Cost of sales	18,139,136	15,618,472	2,520,664	67.81%	67.36%	0.45%
Gross Profit	8,609,079	7,568,636	1,040,443	32.19%	32.64%	-0.45%
Gross Profit %	32.19%	32.64%	-0.45%
Expenses:
Sales & marketing	3,926,587	4,735,515	(808,928)	14.67%	20.42%	-5.75%
Sales & marketing-PCTV	129,621	197,989	(68,368)	0.48%	0.85%	-0.37%
Technical support	186,718	219,948	(33,230)	0.70%	0.95%	-0.25%
General & administrative	1,494,351	1,500,413	(6,062)	5.59%	6.47%	-0.88%
General & administrative-PCTV	134,935	129,408	5,527	0.50%	0.56%	-0.06%
Amortization of intangible assets	377,418	377,418	0	1.41%	1.63%	-0.22%
Selling, general and administrative stock compensation expense	40,277	127,884	(87,607)	0.15%	0.55%	-0.40%
Total selling, general and administrative expense	6,289,907	7,288,575	(998,668)	23.50%	31.43%	-7.93%
Research and development	1,036,978	1,341,665	(304,687)	3.88%	5.79%	-1.91%
Research and development-PCTV	558,605	824,973	(266,368)	2.09%	3.56%	-1.47%
Research and development stock compensation expense	23,010	73,054	(50,044)	0.09%	0.32%	-0.23%
Total expenses	7,908,500	9,528,267	(1,619,767)	29.56%	41.10%	-11.54%
Income (loss) from operations	700,579	(1,959,631)	2,660,210	2.63%	-8.46%	11.09%

Other income:
Interest income	2,835	3,175	(340)	0.01%	0.01%	0.00%
Foreign currency	16,570	4,463	12,107	0.06%	0.02%	0.04%
Total other income	19,405	7,638	11,767	0.07%	0.03%	0.04%
Income (loss) before tax provision	719,984	(1,951,993)	2,671,977	2.70%	-8.43%	11.13%
Current tax expense	72,395	99,056	(26,661)	0.27%	0.43%	-0.16%
Deferred tax expense	550,838	130,538	420,300	2.06%	0.56%	1.50%
Net income ( loss)	$96,751	$(2,181,587)	$2,278,338	0.37%	-9.42%	9.79%

Net sales for the six months ended March 31, 2012 increased $3,561,107 compared to the six months ended March 31, 2011 as shown in the table below.

			Increase
			(decrease)	Increase	Percentage of sales by
	Six Months	Six Months	Dollar	(decrease)	geographic region
	ended 03/31/12	ended 03/31/11	Variance	variance %	2012	2011
The Americas	$15,072,924	$13,880,328	$1,192,596	9%	57%	60%
Europe	10,551,779	8,818,755	1,733,024	20%	39%	38%
Asia	1,123,512	488,025	635,487	130%	4%	2%
Total	$26,748,215	$23,187,108	$3,561,107	15%	100%	100%

In fiscal 2011 we began a repositioning of our product offerings from lower-end TV tuner products to higher-end video recorder, video streaming and digital TV tuner products. Led by sales of our higher end video recorder and video streaming products our sales increased by approximately 15% over fiscal 2011. As a result of this transition, we experienced an increase in the average unit sales price of approximately 27% while our unit sales declined by approximately 9%.

Gross profit

Gross profit increased $1,040,443 for the six months ended March 31, 2012 compared to the same period in the prior fiscal year. The increase in gross profit was due to:

Six Months ended
Gross profit in dollars-increase (decrease)	03/31/12
Higher sales	$1,531,364
Weaker Euro	(255,613)
Labor related and other costs	(274,530)
Mix of higher gross profit retail sales	252,298
License fee adjustment	(283,184)
Mix of OEM sales	70,108
Total increase in gross profit	$1,040,443

The decrease in the gross profit percentage was due to:

Six Months ended
Gross profit percentage-increase (decrease)	03/31/12
Mix of higher gross profit retail sales	0.82%
Weaker Euro	(0.55)%
Labor related and other costs	0.36%
License fee adjustment	(1.34)%
Mix of OEM sales	0.26%
Total gross profit percentage decrease	(0.45)%

The factors contributing to the gross profit percentage decrease of 0.45% for the six months ended March 31, 2012 were primarily:

•	Favorable gross profit percentage due to mix of higher average sales price retail sales resulted in an increase of 0.82%.
•	A decrease in the Euro to USD exchange rate from $1.3636 for the six months ended March 31, 2011 to $1.3297 for the six months ended March 31, 2012 resulted in a gross profit decrease of 0.55%.
•	Mix of lower gross profit OEM sales resulted in a gross profit increase of 0.26%
•	Labor related and other costs resulted in a gross profit increase of 0.36%
•	Lower license fee adjustments resulted in a gross profit decrease of 1.34%

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Six months ended March 31,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Sales and marketing-HCW	$3,926,587	$4,735,515	$(808,928)	14.67%	20.42%	-5.75%
Sales and marketing-PCTV	129,621	197,989	(68,368)	0.48%	0.85%	-0.37%
Technical support	186,718	219,948	(33,230)	0.70%	0.95%	-0.25%
General and administrative-HCW	1,494,351	1,500,413	(6,062)	5.59%	6.47%	-0.88%
General and administrative-PCTV	134,935	129,408	5,527	0.50%	0.56%	-0.06%
Amortization of intangible assets	377,418	377,418	0	1.41%	1.63%	-0.22%
Stock compensation	40,277	127,884	(87,607)	0.15%	0.55%	-0.40%
Total	$6,289,907	$7,288,575	$(998,668)	23.50%	31.43%	-7.93%

As a result of an expense reduction plan implemented in the fourth quarter of fiscal 2011, selling, general and administrative expense decreased $998,668 from the same period in the prior fiscal year as follows:

Sales and marketing expenses decreased $877,296, driven primarily by $59,644 in lower compensation expenses, $954,839 in lower sales office expenses due to office downsizing and office closures, offset somewhat by $137,187 in higher sales related expenses, primarily for commission and co-op advertising.

The decrease in technical support of $33,230 was primarily due to lower personnel expenses. The decrease in general and administrative expenses of $535 was due primarily to decreases in rent and compensation expense offset by an increase in bad debt expense in recognition of potential non-collectible accounts. The decrease in stock compensation expense is due to less options issued at a lower fair value.

Research and development expenses

Research and development expenses for the six months ended March 31, 2012 decreased $621,099 from the same period in the prior fiscal year. The decrease was mainly due to lower compensation and compensation related expenses pursuant to an expense reduction plan implemented in the fourth quarter of fiscal 2011. The decrease in stock compensation expense was due to lower option grants issued at a lower fair value.

Tax provision (Benefit)

Our tax provision for the six months ended March 31, 2012 and 2011 is as follows:

	Six months ended March 31,
	2012	2011
Current tax expense on international operations	$62,395	$79,056
Current state taxes	10,000	20,000
Deferred tax expense	550,838	130,538
Tax provision	$623,233	$229,594

The increase in deferred tax expense was primarily due to the utilization of net operating losses and the write off and disposal of obsolete inventory.

Summary of operations

We recorded a net income of $96,751 for the six months ended March 31, 2012, which resulted in basic and diluted net income per share of $0.01 on weighted average basic and diluted shares of 10,122,344, compared to a net loss of $2,181,587 for the six months ended March 31, 2011, which resulted in basic and diluted net loss per share of $0.22 on weighted average basic and diluted shares of 10,094,920.

Options to purchase 1,535,567 and 1,501,317 shares of common stock, at prices from $0.77 to $7.45 and from $0.89 to $7.45, were outstanding for the six months ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Historically, our peak sales quarter due to holiday season sales is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 41% of sales for the fiscal year ended September 30, 2011 and 54% for the fiscal year ended September 30, 2010. Part of our third and fourth quarters (April through June and July to September) can be potentially impacted by the reduction of activity experienced in Europe during the summer holiday period.

We target a wide range of customer types to attempt to moderate the seasonal nature of our retail sales.

Liquidity and capital resources

The Company had cash and cash equivalents as of March 31, 2012 of $3,999,270, a decrease of $81,267 from September 30, 2011.

The decrease in cash was due to:

	Operating	Investing	Financing
	Activities	Activities	Activities	Total
Sources of cash:
Net income adjusted for non cash items	$1,527,377	$-	$-	$1,527,377
Increase in accounts payable and accrued expenses	493,271	-	-	493,271
Decrease in accounts receivable	130,418	-	-	130,418
Total sources of cash	2,151,066	-	-	2,151,066
Less cash used for:
Increase in inventory	(1,987,477)	-	-	(1,987,477)
Increase in prepaid expenses and other current assets	(204,346)	-	-	(204,346)
Capital equipment purchases	-	(33,609)	-	(33,609)
Total cash usage	(2,191,823)	(33,609)	-	(2,225,432)
Effect of exchange rates on cash	-	-	-	(6,901)
Net cash decrease	$(40,757)	$(33,609)	$-	$(81,267)

Cash used in operating activities was due to an increase in inventory and increase in prepaid and other current assets of $2,191,823 offset by net income adjusted for non cash items, an increase in accounts payable and accrued expenses and a decrease in accounts receivable of $2,151,066. The increase in inventory was due to higher production required in response to the increased sales. The increase in accounts payable and accrued expenses was due to material purchases required to build the inventory needed to fund the increase in sales. The reduction in accounts receivable of $130,418 was due to collections coupled with lower sales in the second fiscal quarter compared to our first fiscal quarter. Cash of $33,609 was used to purchase capital equipment.

We had working capital of $1,060,556 as of March 31, 2012 compared to a working capital deficit of $8,033 as of September 30, 2011. An increase in current assets of $1,610,450, spurred on by higher business volume, offset somewhat by an increase in current liabilities of $541,861 was responsible for the increase in working capital.

Our cash requirements for the next twelve months will include, among other things, the cash needed to fund our operating and working capital needs. During the fourth quarter of fiscal 2011 we put into place an expense reduction plan. With the proper execution of this plan and our business and operating plan, we believe that our cash and cash equivalents as of March 31, 2012 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months. Failure to meet the business and operating plan could require the need for additional sources of capital. In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional capital needs. In addition, if we are able to obtain financing, there can be no assurances that it will be on financially reasonable terms.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of March 31, 2012:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,767,342	$601,203	$752,655	$413,484

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

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We do not expect that the adoption of this disclosure-only guidance will have an impact on our consolidated financial results when it becomes effective during the Company’s first quarter of fiscal 2013 as the Company believes it already complies with the guidance.

In May 2011, the FASB issued amendments to fair value measurement and disclosure requirements. This guidance amends United States generally accepted accounting principles (“U.S. GAAP”) to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This includes clarification of the Board’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word “shall” rather than “should” to describe the requirements in U.S. GAAP). This amended guidance is to be applied prospectively and became effective during the second quarter of fiscal 2012. This guidance did not have a material impact on results of operations or financial position.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report on Form 10-Q may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. All cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, the availability and pricing of key raw materials, competitive product offerings and pricing actions, dependence on key members of management, the availability of financing, successful integration of acquisitions, economic conditions in the United States and abroad, fluctuating currency rates, history of operating losses, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, our Form 10-Q for the three months ended December 31, 2011 and this Form 10-Q for the three months ended March 31, 2012. Copies of these filings are available at www.sec.gov.

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

** Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

HAUPPAUGE DIGITAL INC.

Date: May 14, 2012	By:	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the Board, President (Principal Executive Officer)

Date: May 14, 2012	By:	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal Accounting Officer) and Secretary

