Form 10-Q
period 2012-06-30
HAUPPAUGE DIGITAL INC
filed 2012-08-14
CIK 930803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☐ YES           ☒ NO

As of July 31, 2012, 10,122,344 shares of $0.01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

Page no.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets – June 30, 2012 (unaudited) and September 30, 2011	3

Consolidated Statements of Operations - Three Months ended June 30, 2012 (unaudited) and 2011 (unaudited)	4

Consolidated Statements of Operations - Nine Months ended June 30, 2012 (unaudited) and 2011 (unaudited)	4

Consolidated Statements of Other Comprehensive Loss Three Months and Nine Months ended June 30, 2012 (unaudited) and 2011 (unaudited)	6

Consolidated Statements of Cash Flows - Nine Months ended June 30, 2012 (unaudited) and 2011 (unaudited)	7

Notes to Consolidated Financial Statements	8-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 6. Exhibits	24

Signatures	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (unaudited)	September 30 , 2011
Assets:
Cash and cash equivalents	$4,149,110	$4,080,537
Trade receivables, net of various allowances	3,032,764	3,708,696
Other non trade receivables	890,951	2,408,326
Inventories	11,061,527	10,092,224
Deferred tax asset-current	1,077,837	1,127,641
Prepaid expenses and other current assets	1,140,357	992,258
Total current assets	21,352,546	22,409,682

Intangible assets, net	2,620,303	3,186,430
Property, plant and equipment, net	274,618	368,703
Security deposits and other non-current assets	113,883	112,813
Deferred tax asset-non current	404,890	789,297
Total assets	$24,766,240	$26,866,925

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$3,815,037	$6,674,900
Accrued expenses fees	4,900,534	4,082,719
Accrued expenses	12,348,028	11,417,895
Income taxes payable	226,000	242,201
Total current liabilities	21,289,599	22,417,715

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized, 10,882,823 issued	108,828	108,828
Additional paid-in capital	18,282,526	18,187,595
Retained deficit	(7,830,189)	(6,899,958)
Accumulated other comprehensive loss	(4,678,976)	(4,541,707)
Treasury Stock, at cost, 760,479 shares	(2,405,548)	(2,405,548)
Total stockholders' equity	3,476,641	4,449,210
Total liabilities and stockholders' equity	$24,766,240	$26,866,925

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,
	2012	2011

Net sales	$9,215,703	$8,879,417
Cost of sales	6,563,941	6,210,010
Gross profit	2,651,762	2,669,407

Selling, general and administrative expenses	2,935,797	3,273,690
Research and development expenses	821,414	977,489
Loss from operations	(1,105,449)	(1,581,772)

Other expense :
Interest income	967	5,394
Foreign currency loss	(3,659)	(6,918)
Total other expense	(2,692)	(1,524)
Loss before tax provision	(1,108,141)	(1,583,296)
Current tax expense	35,469	39,289
Deferred tax benefit	(116,627)	(30,830)
Net loss	$(1,026,983)	$(1,591,755)

Net loss per share:
Basic and diluted	$(0.10)	$(0.16)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended June 30,
	2012	2011

Net sales	$35,963,918	$32,066,525
Cost of sales	24,703,077	21,828,482
Gross profit	11,260,841	10,238,043

Selling, general and administrative expenses	9,225,702	10,562,265
Research and development expenses	2,440,008	3,217,181
Loss from operations	(404,869)	(3,541,403)

Other income :
Interest income	3,802	.8,569
Foreign currency gain (loss)	12,911	(2,455)
Total other income	16,713	6,114
Loss before tax provision	(388,156)	(3,535,289)
Current tax expense	107,864	138,345
Deferred tax expense	434,211	99,708
Net loss	$(930,231)	$(3,773,342)

Net loss per share:
Basic and diluted	$(0.09)	$(0.37)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,
	2012	2011
Net loss	$(1,026,983)	$(1,591,755)
Foreign currency translation gain (loss)	(103,310)	41,182
Forward exchange contracts marked to market gain	-	607
Other comprehensive loss	$(1,130,293)	$(1,549,966)

	Nine months ended June 30,
	2012	2011
Net loss	$(930,231)	$(3,773,342)
Foreign currency translation gain (loss)	(137,269)	224,171
Other comprehensive loss	$(1,067,500)	$(3,549,171)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2012	2011
Net loss	$(930,231)	$(3,773,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,515	180,168
Amortization of intangible assets	566,127	566,127
Stock compensation expense	94,931	301,405
Deferred tax expense	434,211	99,708
Sales reserve, net	75,029	(110,569)
Bad debt reserve	40,000	-
Inventory reserve	340,000	179,000
Other items	24,755	(14,287)
Changes in current assets and liabilities
Accounts receivable and other non trade receivables	1,715,178	3,429,576
Inventories	(1,134,235)	335,234
Prepaid expenses and other current assets	(163,884)	(229,189)
Accounts payable	(2,823,561)	(3,418,548)
Accrued expenses and other current liabilities	1,808,119	(709,208)
Total adjustments	1,110,185	609,417
Net cash provided by (used in) operating activities	179,954	(3,163,925)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(39,430)	(48,501)
Net cash used in investing activities	(39,430)	(48,501)
Cash Flows From Financing Activities:
Proceeds from the exercise of stock options and employee stock purchases	-	46,798
Net cash provided by financing activities	-	46,798
Effect of exchange rates on cash	(71,951)	87,529
Net increase (decrease) in cash and cash equivalents	68,573	(3,078,099)
Cash and cash equivalents, beginning of period	4,080,537	7,057,904
Cash and cash equivalents, end of period	$4,149,110	$3,979,805

Supplemental disclosures:
Income taxes paid	$117,303	$163,239

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

The operating results for the three months and nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2012.

Note 2. Trade Accounts and Other Non-Trade Receivables

Trade receivables consist of:

•	Trade receivables from sales to customers
•	Allowances, consisting of sales and bad debt

Other non trade receivables consist of:

•	Receivables pertaining to component parts purchased from the Company at cost by the Company’s contract manufacturers which are excluded from sales
•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by the Company’s Asian and European locations
•	Other minor non-trade receivables

Trade receivables and other non-trade receivables as of June 30, 2012 and September 30, 2011 consisted of:

	June 30,	September 30,
	2012	2011
Trade receivables	$7,396,438	$7,893,923
Allowance for doubtful accounts	(352,123)	(423,773)
Sales reserve	(4,011,551)	(3,761,454)
Net trade receivables	$3,032,764	$3,708,696
Receivable from contract manufacturers	$608,331	$2,030,251
GST and VAT tax receivables	214,138	298,303
Other	68,482	79,772
Total other non trade receivables	$890,951	$2,408,326

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Note 3. Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	June 30,	September 30,
	2012	2011
Component parts	$4,317,478	$3,504,129
Finished goods	3,755,803	3,774,917
Subtotal	8,073,281	7,279,046
Reserve for anticipated sales returns at cost	2,988,246	2,813,178
Total	$11,061,527	$10,092,224

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

	Three months ended		Nine months ended
	June 30		June 30,
	2012	2011	2012	2011
Weighted average shares outstanding-basic	10,122,344	10,122,344	10,122,344	10,104,061
Number of shares issued on the assumed exercise of stock options	-	-	-	-
Weighted average shares outstanding-diluted	10,122,344	10,122,344	10,122,344	10,104,061

Options to purchase 1,531,567 and 1,501,317 shares of common stock, at prices from $0.77 to $7.45 and from $0.89 to $7.45, were outstanding for the three months and nine months ended June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

)

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

Sales by functional category are as follows:

	Three months ended June 30,		Nine months ended June 30
Product line sales	2012	2011	2012	2011
Video recorder products	$4,137,859	$3,585,118	$19,115,575	$11,829,507
TV tuner products	4,629,434	4,610,004	14,747,645	18,697,862
Other video products and software	448,410	684,295	2,100,698	1,539,156
Total sales	$9,215,703	$8,879,417	$35,963,918	$32,066,525

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in the United Stated, Europe and Asia. Sales percentages by geographic region are as follows:

	Three months ended June 30,		Nine months ended June 30,
Geographic region	2012	2011	2012	2011
The Americas	46%	58%	54%	59%
Europe	50%	38%	42%	38%
Asia	4%	4%	4%	3%
Total	100%	100%	100%	100%

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Note 6. Tax provision

The Company’s tax provision for the three and nine months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Current tax expense on international operations	$25,469	$29,289	$77,864	$108,345
Current state taxes	10,000	10,000	30,000	30,000
Deferred tax (benefit) expense	(116,627)	(30,830)	434,211	99,708
Tax (benefit) provision	$(81,158)	$8,459	$542,075	$238,053

Deferred tax benefit for the three months ended June 30, 2012 was primarily due to increases in reserves and net operating losses offset somewhat by write-offs for bad debt.

Deferred tax expense for the nine months ended June 30, 2012 was primarily due to the utilization of net operating losses and write-offs of inventory and bad debt.

Note 7. Accrued expense-fees

The Company uses software and technology purchased or licensed from third parties in certain of the Company’s products.  The Company enters into agreements for these technologies, and incurs a fee for each product sold that includes the technology. The Company recognizes and estimates the amount of fees owed to third parties based on products sold that include software and technology purchased or licensed from these third parties.  The Company uses all available applicable information in determining these estimates and thus the accrued amounts are subject to change as new information is made available to the Company. Accrued expense-fees are accounted for as a component of product cost and are charged to cost of sales.  As of June 30, 2012 and September 30, 2011 the amount of accrued expense-fees amounted to $4,900,534 and $4,082,719, respectively.

Note 8. Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs and for which no invoice has been rendered. Accrued expenses as of June 30, 2012 and September 30, 2011 were $12,348,028 and $11,417,895, respectively. Included in accrued expenses are accruals for product costs, accruals for sales costs relating to sales rebate programs, accruals for freight and duty expenses, accruals for compensation, accruals for warranty repair costs and accruals for advertising and marketing costs.

Note 9. Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value, and expands the related disclosure requirements. The ASC indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company also follows the provisions of ASC 820-10 with respect to its non-financial assets and liabilities adopted during the first quarter of fiscal 2010. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad Levels, which are described below:

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

Three Month Period ENDED JUNE 30, 2012 Compared to THE THREE MONTH

PERIOD ENDED JUNE 30, 2011

Results of operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	06/30/12	06/30/11		$2012	2011	Variance

Net Sales	$9,215,703	$8,879,417	$336,286	100.00%	100.00%	-
Cost of sales	6,563,941	6,210,010	353,931	71.23%	69.94%	1.29%
Gross Profit	2,651,762	2,669,407	(17,645)	28.77%	30.06%	-1.29%
Gross Profit %	28.77%	30.06%	-1.29%
Expenses:
Sales & marketing	1,748,014	1,978,195	(230,181)	18.97%	22.28%	-3.31%
Sales & marketing-PCTV	63,065	107,842	(44,777)	0.68%	1.21%	-0.53%
Technical support	90,941	105,909	(14,968)	0.99%	1.19%	-0.20%
General & administrative	753,762	759,250	(5,488)	8.18%	8.55%	-0.37%
General & administrative-PCTV	71,167	69,842	1,325	0.77%	0.79%	-0.02%
Amortization of intangible assets	188,709	188,709	0	2.05%	2.13%	-0.08%
Selling, general and administrative stock compensation expense	20,139	63,943	(43,804)	0.22%	0.72%	-0.50%
Total selling, general and administrative expense	2,935,797	3,273,690	(337,893)	31.86%	36.87%	-5.01%
Research and development	517,737	511,533	6,204	5.62%	5.76%	-0.14%
Research and development-PCTV	292,172	429,432	(137,260)	3.17%	4.84%	-1.67%
Research and development stock compensation expense	11,505	36,524	(25,019)	0.12%	0.41%	-0.29%
Total expenses	3,757,211	4,251,179	(493,968)	40.77%	47.88%	-7.11%
Loss from operations	(1,105,449)	(1,581,772)	476,323	-12.00%	-17.82%	5.82%

Other expense:
Interest income	967	5,394	(4,427)	0.01%	0.06%	-0.05%
Foreign currency	(3,659)	(6,918)	3,259	-0.04%	-0.08%	0.04%
Total other expense	(2,692)	(1,524)	(1,168)	-0.03%	-0.02%	-0.01%
Loss before tax provision	(1,108,141)	(1,583,296)	475,155	-12.03%	-17.84%	5.81%
Current tax expense	35,469	39,289	(3,820)	0.37%	0.44%	-0.07%
Deferred tax benefit	(116,627)	(30,830)	(85,797)	-1.27%	-0.35%	-0.92%
Net loss	$(1,026,983)	$(1,591,755)	$564,772	-11.13%	-17.93%	6.80%

Net sales for the three months ended June 30, 2012 increased $336,286 compared to the three months ended June 30, 2011 as shown in the table below.

			Increase
			(decrease)	Increase	Percentage of sales by
	Three Months	Three Months	Dollar	(decrease)	geographic region
	ended 0630/12	ended 06/30/11	Variance	variance %	2012	2011
The Americas	$4,217,404	$5,035,699	$(818,295)	(16)%	46%	58%
Europe	4,673,280	3,467,110	1,206,170	35%	50%	38%
Asia	325,019	376,608	(51,589)	(4)%	4%	4%
Total	$9,215,703	$8,879,417	$336,286	4%	100%	100%

Led by sales of our video recorder and video streaming products, our sales increased by approximately 10.24% before the effect on sales caused by the decline in the Euro. The decline in the Euro resulted in a reduction in sales of approximately 6.46%. The average USD to Euro rate for the third quarter of fiscal 2012 was $1.28330 compared to $1.44010 for the third quarter of fiscal 2011, a reduction of approximately 10.89%.

Gross profit

Gross profit decreased $17,645 for the three months ended June 30, 2012 compared to the same quarter in the prior fiscal year. The decrease in gross profit was due to:

Three Months ended
Gross profit in dollars-increase (decrease)	06/30/12
Higher sales	$142,931
Weaker Euro	(573,238)
Labor related and other costs	(49,434)
Sales mix of higher gross profit retail sales	518,474
License fee adjustment	(96,690)
Sales mix of OEM sales	40,312
Total decrease in gross profit	$(17,645)

The decrease in the gross profit percentage was due to:

Three Months ended
Gross profit percentage-increase (decrease)	06/30/12
Sales mix of higher gross profit retail sales	2.91%
Weaker Euro	(3.44)%
Labor related and other costs	(0.08)%
License fee adjustment	(1.12)%
Sales mix of OEM sales	0.44%
Total gross profit percentage decrease	(1.29)%

The factors contributing to the gross profit percentage decrease of 1.29% for the three months ended June 30, 2012 were primarily:

•	Favorable gross profit percentage due to sales mix of higher average sales price retail sales resulted in an increase of 2.91%.
•	A decrease in the USD to Euro exchange rate from $1.4401 for the three months ended June 30, 2011 to $1.28330 for the three months ended June 30, 2012 resulted in a gross profit decrease of 3.44%.
•	A decrease in the sales mix of lower gross profit OEM sales resulted in a gross profit increase of 0.44%
•	Labor related and other costs resulted in a gross profit decrease of 0.08%
•	Lower license fee adjustments resulted in a gross profit decrease of 1.12%

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Three months ended June 30,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Sales and marketing-HCW	$1,748,014	$1,978,195	$(230,181)	18.97%	22.28%	-3.31%
Sales and marketing-PCTV	63,065	107,842	(44,777)	0.68%	1.21%	-0.53%
Technical support	90,941	105,909	(14,968)	0.99%	1.19%	-0.20%
General and administrative-HCW	753,762	759,250	(5,488)	8.18%	8.55%	-0.37%
General and administrative-PCTV	71,167	69,842	1,325	0.77%	0.79%	-0.02%
Amortization of intangible assets	188,709	188,709	0	2.05%	2.13%	-0.08%
Stock compensation	20,139	63,943	(43,804)	0.22%	0.72%	-0.50%
Total	$2,935,797	$3,273,690	$(337,893)	31.86%	36.87%	-5.01%

As a result of an expense reduction plan implemented in the fourth quarter of fiscal 2011, selling, general and administrative expense decreased $337,893 from the same quarter in the prior fiscal year as follows:

Sales and marketing expenses decreased $274,958, driven primarily by $6,224 in lower compensation expenses and $361,615 in lower sales office expenses due to office downsizing and office closures, offset somewhat by $92,881 in higher sales related expenses, primarily for commission and co-op advertising.

The decrease in technical support of $14,968 was primarily due to lower personnel expenses. The decrease in general and administrative expenses of $4,163 was due primarily to lower compensation expenses and negotiated rent reductions. The decrease in stock compensation expense was due to fewer option grants issued at a lower fair value.

Research and development expenses

Research and development expenses for the three months ended June 30, 2012 decreased $156,075 from the same quarter in the prior fiscal year. The decrease was mainly due to lower compensation and compensation related expenses pursuant to an expense reduction plan implemented in the fourth quarter of fiscal 2011. The decrease in stock compensation expense was due to fewer option grants issued at a lower fair value.

Tax provision

Our tax provision for the three months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,
	2012	2011
Current tax expense on international operations	$25,469	$29,289
Current state taxes	10,000	10,000
Deferred tax benefit	(116,627)	(30,830)
Tax provision (benefit)	$(81,158)	$8,459

Deferred tax benefit for the three months ended June 30, 2012 was primarily due to increases in reserves and net operating losses offset somewhat by write-offs for bad debt.

Summary of operations

We recorded a net loss of $1,026,983 for the three months ended June 30, 2012, which resulted in basic and diluted net loss per share of $0.10 on weighted average basic and diluted shares of 10,122,344, compared to a net loss of $1,591,755 for the three months ended June 30, 2011, which resulted in basic and diluted net loss per share of $0.16 on weighted average basic and diluted shares of 10,122,344.

Options to purchase 1,531,567 and 1,501,317 shares of common stock, at prices from $0.77 to $7.45 and from $0.89 to $7.45, were outstanding for the three months ended June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

NINE Month Period ENDED JUNE 30, 2012 Compared to THE NINE MONTH PERIOD ENDED JUNE 30, 2011

Results of operations for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 is as follows:

	Nine	Nine
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	06/30/12	06/30/11		$2012	2011	Variance

Net Sales	$35,963,918	$32,066,525	$3,897,393	100.00%	100.00%	0.00%
Cost of sales	24,703,077	21,828,482	2,874,595	68.69%	68.07%	0.62%
Gross Profit	11,260,841	10,238,043	1,022,798	31.31%	31.93%	-0.62%
Gross Profit %	31.31%	31.93%	-0.62%
Expenses:
Sales & marketing	5,674,601	6,713,710	(1,039,109)	15.77%	20.94%	-5.17%
Sales & marketing-PCTV	192,686	305,831	(113,145)	0.54%	0.95%	-0.41%
Technical support	277,659	325,857	(48,198)	0.77%	1.02%	-0.25%
General & administrative	2,248,113	2,259,663	(11,550)	6.25%	7.05%	-0.80%
General & administrative-PCTV	206,102	199,250	6,852	0.57%	0.62%	-0.05%
Amortization of intangible assets	566,127	566,127	0	1.57%	1.77%	-0.20%
Selling, general and administrative stock compensation expense	60,414	191,827	(131,413)	0.17%	0.60%	-0.43%
Total selling, general and administrative expense	9,225,702	10,562,265	(1,336,563)	25.64%	32.95%	-7.31%
Research and development	1,554,715	1,853,198	(298,483)	4.32%	5.78%	-1.46%
Research and development-PCTV	850,777	1,254,405	(403,628)	2.37%	3.91%	-1.54%
Research and development stock compensation expense	34,516	109,578	(75,062)	0.10%	0.34%	-0.24%
Total expenses	11,665,710	13,779,446	(2,113,736)	32.43%	42.98%	-10.55%
Loss from operations	(404,869)	(3,541,403)	3,136,534	-1.12%	-11.05%	9.93%

Other income:
Interest income	3,802	8,569	(4,767)	0.01%	0.03%	-0.02%
Foreign currency	12,911	(2,455)	15,366	0.04%	-0.01%	0.04%
Total other income	16,713	6,114	10,599	0.05%	0.02%	0.03%
Loss before tax provision	(388,156)	(3,535,289)	3,147,133	-1.07%	-11.03%	9.96%
Current tax expense	107,864	138,345	(30,481)	0.30%	0.43%	-0.13%
Deferred tax expense	434,211	99,708	334,503	1.21%	0.31%	0.90%
Net loss	$(930,231)	$(3,773,342)	$2,843,111	-2.58%	-11.77%	9.19%

Net sales for the nine months ended June 30, 2012 increased $3,897,393 compared to the nine months ended June 30, 2011 as shown in the table below.

			Increase
			(decrease)	Increase	Percentage of sales by
	Nine Months	Nine Months	Dollar	(decrease)	geographic region
	ended 06/30/12	ended 06/30/11	Variance	variance %	2012	2011
The Americas	$19,290,328	$18,916,028	$374,300	2%	54%	59%
Europe	15,225,059	12,285,865	2,939,194	24%	42%	38%
Asia	1,448,531	864,632	583,899	68%	4%	3%
Total	$35,963,918	$32,066,525	$3,897,393	12%	100%	100%

Led by sales of our video recorder and video streaming products, our sales increased by approximately 14.74% before the effect on sales caused by the decline in the Euro. The decline in the Euro resulted in a reduction in sales of approximately 2.58%. The average USD to Euro rate for the nine months ended June 30, 2012 was $1.31420 compared to $1.38910 for the nine months ended June 30, 2011, a reduction of approximately 5.39%.

Gross profit

Gross profit increased $1,022,798 for the nine months ended June 30, 2012 compared to the same period in the prior fiscal year. The increase in gross profit was due to:

Nine Months ended
Gross profit in dollars-increase (decrease)	06/30/12
Higher sales	$1,670,582
Weaker Euro	(828,851)
Labor related and other costs	(323,964)
Sales mix of higher gross profit retail sales	775,983
License fee adjustment	(379,874)
Sales mix of OEM sales	108,922
Total increase in gross profit	$1,022,798

The decrease in the gross profit percentage was due to:

Nine Months ended
Gross profit percentage-increase (decrease)	06/30/12
Sales mix of higher gross profit retail sales	1.40%
Weaker Euro	(1.32)%
Labor related and other costs	0.29%
License fee adjustment	(1.28)%
Sales mix of OEM sales	0.29%
Total gross profit percentage decrease	(0.62)%

The factors contributing to the gross profit percentage decrease of 0.62% for the nine months ended June 30, 2012 were primarily:

•	Favorable gross profit percentage due to sales mix of higher average sales price retail sales resulted in an increase of 1.40%.
•	A decrease in the USD to Euro exchange rate from $1.38910 for the nine months ended June 30, 2011 to $1.31420 for the nine months ended June 30, 2012 resulted in a gross profit decrease of 1.32%
•	A decrease in the sales mix of lower gross profit OEM sales resulted in a gross profit increase of 0.29%
•	Labor related and other costs resulted in a gross profit increase of 0.29%
•	Lower license fee adjustments resulted in a gross profit decrease of 1.28%

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Nine months ended June 30,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Sales and marketing-HCW	$5,674,601	$6,713,710	$1,039,109)	15.77%	20.94%	-5.17%
Sales and marketing-PCTV	192,686	305,831	(113,145)	0.54%	0.95%	-0.41%
Technical support	277,659	325,857	(48,198)	0.77%	1.02%	-0.25%
General and administrative-HCW	2,248,113	2,259,663	(11,550)	6.25%	7.05%	-0.80%
General and administrative-PCTV	206,102	199,250	6,852	0.57%	0.62%	-0.05%
Amortization of intangible assets	566,127	566,127	0	1.57%	1.77%	-0.20%
Stock compensation	60,414	191,827	(131,413)	0.17%	0.60%	-0.43%
Total	$9,225,702	$10,562,265	$1,336,563)	25.64%	32.95%	-7.31%

As a result of an expense reduction plan implemented in the fourth quarter of fiscal 2011, selling, general and administrative expense decreased $1,336,563 from the same period in the prior fiscal year as follows:

Sales and marketing expenses decreased $1,152,254, driven primarily by $65,868 in lower compensation expenses, $1,316,454 in lower sales office expenses due to office downsizing and office closures, offset somewhat by $230,068 in higher sales related expenses, primarily for commission and co-op advertising.

The decrease in technical support of $48,198 was primarily due to lower personnel expenses. The decrease in general and administrative expenses of $4,698 was due primarily to decreases in rent and compensation expense offset by an increase in bad debt expense in recognition of potential non-collectible accounts. The decrease in stock compensation expense is due to fewer options issued at a lower fair value.

Research and development expenses

Research and development expenses for the nine months ended June 30, 2012 decreased $777,173 from the same period in the prior fiscal year. The decrease was mainly due to lower compensation and compensation related expenses pursuant to an expense reduction plan implemented in the fourth quarter of fiscal 2011. The decrease in stock compensation expense was due to fewer option grants issued at a lower fair value.

Tax provision (Benefit)

Our tax provision for the nine months ended June 30, 2012 and 2011 is as follows:

	Nine months ended June 30,
	2012	2011
Current tax expense on international operations	$77,864	$108,345
Current state taxes	30,000	30,000
Deferred tax expense	434,211	99,708
Tax provision	$542,075	$238,053

Deferred tax expense for the nine months ended June 30, 2012 was primarily due to the utilization of net operating losses and write-offs of inventory and bad debt.

Summary of operations

We recorded a net loss of $930,231 for the nine months ended June 30, 2012, which resulted in basic and diluted net loss per share of $0.09 on weighted average basic and diluted shares of 10,122,344, compared to a net loss of $3,773,342 for the nine months ended June 30, 2011, which resulted in basic and diluted net loss per share of $0.37 on weighted average basic and diluted shares of 10,104,061.

Options to purchase 1,531,567 and 1,501,317 shares of common stock, at prices from $0.77 to $7.45 and from $0.89 to $7.45, were outstanding for the nine months ended June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Historically, our peak sales quarter due to holiday season sales is our first fiscal quarter (October through December), followed by our second fiscal quarter (January through March). In addition, our international sales, mostly in the European market, were 41% of sales for the fiscal year ended September 30, 2011 and 54% for the fiscal year ended September 30, 2010. Part of our third and fourth quarters (April through June and July through September) can be potentially impacted by the reduction of activity experienced in Europe during the summer holiday period.

We target a wide range of customer types to attempt to moderate the seasonal nature of our retail sales.

Liquidity and capital resources

The Company had cash and cash equivalents as of June 30, 2012 of $4,149,110, an increase of $68,573 from September 30, 2011.

The increase in cash was due to:

	Operating	Investing	Financing
	Activities	Activities	Activities	Total
Sources of cash:
Decrease in accounts receivable	$1,715,178	$0	$0	$1,715,178
Net loss adjusted for non cash items	778,337	0	0	778,337
Total sources of cash	2,493,515	0	0	2,493,515
Less cash used for:
Increase in inventory	(1,134,235)	0	0	(1,134,235)
Decrease in accounts payable and accrued expenses	(1,015,442)	0	0	(1,015,442)
Increase in prepaid expenses and other current assets	(163,884)	0	0	(163,884)
Capital equipment purchases	0	(39,430)	0	(39,430)
Total cash usage	(2,313,561)	(39,430)	0	(2,352,991)
Effect of exchange rates on cash	0	0	0	(71,951)
Net cash increase	$179,954	$(39,430)	$0	$68,573

Cash provided by operating activities of $179,954 was due to a decrease in accounts receivable of $1,715,178 and the net loss adjusted for non cash items of $778,337 offset somewhat by increases in inventory and prepaid and other current assets of $1,298,119 and a decrease in accounts payable and accrued expenses of $1,015,442. The decrease in receivables was due to collections coupled with lower sales in our third fiscal quarter compared to our second fiscal quarter. The increase in inventory was due to material purchased in response to sales demand. The decrease in accounts payable and accrued expenses was due to payments to suppliers coupled with lower material purchases. Cash of $39,430 was used to purchase capital equipment. We had working capital of $62,947 as of June 30, 2012 compared to a working capital deficit of $8,033 as of September 30, 2011.

Our cash requirements for the next twelve months will include, among other things, the cash needed to fund our operating and working capital needs. During the fourth quarter of fiscal 2011 we put into place an expense reduction plan. With the proper execution of this plan and our business and operating plan, we believe that our cash and cash equivalents as of June 30, 2012 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months. Failure to meet the business and operating plan could require the need for additional sources of capital. In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional capital needs. In addition, if we are able to obtain financing, there can be no assurances that it will be on financially reasonable terms.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of June 30, 2012:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,613,376	$554,569	$725,061	$333,746

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report on Form 10-Q may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. All cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, the availability and pricing of key raw materials, competitive product offerings and pricing actions, dependence on key members of management, the availability of financing, successful integration of acquisitions, economic conditions in the United States and abroad, fluctuating currency rates, history of operating losses, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, our Form 10-Q for the three months ended December 31, 2011, the three months ended March 31, 2012 and this Form 10-Q for the three months ended June 30, 2012.  Copies of these filings are available at www.sec.gov.

PART II. OTHER INFORMATION

Item 6. Exhibits.

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

HAUPPAUGE DIGITAL INC.

Date: August 14, 2012	By:	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the
Board, President (Principal Executive Officer)

Date: August 14, 2012	By:	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal
Accounting Officer) and Secretary

