Form 10-K
period 2012-09-30
HAUPPAUGE DIGITAL INC
filed 2012-12-28
CIK 930803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to ___________

Commission file number           1-13550

HAUPPAUGE DIGITAL INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3227864
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

91 Cabot Court, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (631) 434-1600

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12 (g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes                                                      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes                                                      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

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

☐ Yes                                                      ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of the close of business on March 31, 2012 was approximately $11,602,908 based upon the last price reported on such date on the NASDAQ Capital Market. Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the registrant.

As of December 12, 2012, the number of shares of Common Stock, $0.01 par value, outstanding was 10,122,344.

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

ITEm 1. BUSINESS

OVERVIEW

We are a developer of TV receivers, video recorders, video streaming devices and other products for the personal computer market. Through our Hauppauge Computer Works Inc., Hauppauge Digital Europe Sarl and PCTV Systems Sarl subsidiaries, we design, develop, manufacture and market products which (a) receive a TV signal which allows PC users to watch television on a PC screen in a resizable window, (b) receive a TV signal and ‘stream’ the TV signal around the home or over the Internet, and (c) record high definition video from cable TV, satellite set top boxes and video game consoles such as the Xbox 360 and Sony Playstation 3. Certain of our products also enable the recording of TV shows to a PC’s hard disk, receiving of digital TV data transmissions, and the display of digital media stored on a computer to a TV set and other mobile devices via a home network. We were incorporated in Delaware in August 1994 and are headquartered in Hauppauge, New York. We have administrative offices in Luxembourg, our Hauppauge facility and Singapore, distribution centers in our Hauppauge facility, Ireland and our Singapore facility, and sales offices in Germany, London, Paris, The Netherlands, Sweden, Italy, Spain, our Singapore facility, Taiwan and California and research and development centers in our Hauppauge facility, Braunschweig, Germany and our Taiwan facility.

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

As more people are looking to PCs for a total entertainment experience, we believe that our products are able to enhance the capabilities of the PC to enable it to become a one-stop integrated entertainment system. We feel our current products and products we may introduce in the future have the potential to be widely accepted for PC-based home entertainment systems.

Our engineering group plans and designs new products and new product families. They also work on updating our current products to add new and innovative features that the marketplace seeks, while remaining vigilant in keeping our manufacturing costs low and trying to ensure that our products are compatible with new operating systems.

During fiscal 2012, our engineering department introduced the HD PVR 2 Gaming edition, designed for the dedicated Xbox360 or PS3 gamer, which enables the user to video record real time H.264 compressed game play recordings from an Xbox or PS3 player. HD PVR 2 comes with HDMI in and out to make it easier to connect to your Xbox 360 and your HD TV set. For the PS3, HD PVR 2 comes with a PS3 component video gaming cable, while still using the HDMI out for no-delay pass through to your HD TV set. HD PVR 2 has a top mounted record button: hit the record button and recording starts on your PC. This makes recording video game play super easy. We started shipping this product at the end of fiscal 2012.

During fiscal 2012, our engineering department tested and certified most of our TV tuners for use with the new Windows 8 operating system from Microsoft. Windows 8 was formally introduced in October 2012.

During fiscal 2012, our engineering department also introduced ‘StreamEez’. StreamEez is designed as an Internet steaming device for small groups and organizations who want to stream live events over the Internet. The target markets are local administrations such as school boards, political organizations and churches. StreamEez was designed to make Internet streaming easy, and is pre-configured to support streaming services such as Ustream, Justin.TV and Twitch. We have not commenced shipment of this product.

During fiscal 2011, our engineering department introduced ‘Colossus’, our high definition video recorder for desktop PCs, and ‘Broadway’. Broadway is a standalone device which connects to a TV signal and streams live TV wirelessly to mobile Apple® devices such as the iPad®, iPhone® or iPod® Touch, Android phones and tablets, plus PCs and Mac notebooks and netbooks. In addition, in late fiscal 2011 we introduced the WinTV-DCR-2650, a dual tuner CableCARD receiver which allows a PC user in the United States to connect to their cable TV signal and record two programs at a time or watch cable TV on one channel while recording another. We also introduced the Win TV-Aero-m which allows PC users in the United States to watch the new ATSC M/H mobile broadcasts on any USB equipped notebook or netbook and the HD-PVR Gaming Edition, which is specially designed for the dedicated Xbox360 or PS3 gamer, and which enables the user to video record real time H.264 compressed game play recordings from an Xbox or PS3 player.

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

Our domestic and international sales and marketing team cultivates a variety of distribution channels comprised of computer and electronic retailers, computer products distributors and PC manufacturers. Computer and electronic retailers include retail stores, web stores and third-party catalogs, both print and on-line, among others.  We work closely with our retailers to enhance sales through joint advertising campaigns and promotions. We believe that developing our international presence contributes to our strategic position, allowing us to benefit from investments in product development, and more firmly establishing our Hauppauge®, WinTV®, PCTV and MediaMVP™ brand names in the international marketplace. We currently have nine sales offices in countries outside of the U.S., including a sales and R&D facility in Taiwan to service the growing Asian market.

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

Products

Our products fall under three product categories:

•	TV receivers, which include Digital TV tuners for PCs, analog TV receivers, our Broadway Internet streaming TV receiver and hybrid analog and digital TV tuner products
•	Video recorder products, such as USB-Live2, HD PVR, HD PVR 2 and Colossus
•	Non-TV tuner products such as the ImpactVCB, MediaMVP-HD and our TV applications for the PC and the Apple iPad and iPhone.

See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements comprising part of this Annual Report on Form 10-K for additional information relating to our product categories.

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

We have a line of external TV tuners called TV tuner “sticks”. TV tuner “sticks” are small TV tuners which connect to a PC, notebook or netbook computer through the USB port. TV tuner “sticks” are typically used for mobile PC users and others who want the flexibility to simply insert a USB TV tuner and watch TV on their screen. The small size and UPC plug-in capability are good for use in laptops while traveling. Our TV tuner “sticks” include the WinTV-NOVA, WinTV-Ministick and WinTV-Aero series.

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

Our WinTV-NOVA-TD stick is a pocket-sized external DVB-T tuner for our European markets which employs “Diversity Technology” with the use of two antennas to maximize the reception for the viewing of digital terrestrial TV on a PC or laptop. The product also allows recording of digital TV to a hard drive in high quality MPEG-2 format. The product’s pocket size and UPC plug-in capability is good for use in laptops while traveling.

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

Our myTV 2GO-m is an external stick sold in the European market that allows the user to watch and record live Freeview digital TV on the user’s iPad, iPad 2 and iPhone 4S. The myTV 2GO-m's built-in antenna can be used to receive Freeview TV within approximately 10 miles of a Freeview broadcast transmitter, depending on location. The myTV 2GO-m comes with an EPG built into the application which allows the user to see a guide of upcoming digital TV programs. Other features allow the user to pause live TV or record the user’s favorite Freeview TV program.

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

Video recorder products

USB-Live2 is a standard definition video recorder which can be used to record video tapes and other types of video onto a PC. Once on a PC, these recordings can be burned onto a DVD disc. USB-Live2 is sold to consumers who want to save their old video tapes by converting them to a DVD disc. USB-Live2 comes with software which allows a consumer to record a VHS tape, and then author a DVD disc from the video recording.

HD PVR 2 Gaming Edition is our newest high definition video recorder. It is a complete kit for gamers who want to record their Sony PlayStation 3 or Xbox 360 game-play in high definition. The HD PVR 2 Gaming Edition has high video quality and records HD video from either HDMI or component video at up to 1080p/30. Gamers can share their best video game-play with friends on YouTube by using the included Showbiz application to record and then upload videos to YouTube. HD PVR 2 Gaming Edition allows any user to produce their own video movies from their game-play. A special PS3 component video cable is included.

HD PVR is our previous generation High-Definition video recorder for making real-time H.264 compressed video recordings at resolutions up to 1080i.  The HD PVR records component video from a game console such as the Xbox 360, Playstation 3 or cable TV and satellite set top boxes. When used to record HD video from a cable TV or satellite set top box, the HD PVR can automatically change TV channels for scheduled recordings with its built-in IR blaster. The HD PVR recording format can be used to burn Blu-ray DVD disks. The HD PVR’s recording quality allows personal archival of high definition TV programs from any component video HD set top box.  The HD PVR also has standard definition composite and S-Video inputs which allows the user to record their old home video tapes into an AVCHD format for creating Blu-ray DVD recordings.

Colossus has similar capabilities as HD PVR, but is an internal card for Windows based PCs. Colossus can record high definition video from a cable TV or satellite set top box, or an Xbox 360 or Sony Playstation 3 game console. Recording is done at up to 1080i HD video.

PCTV Systems TV tuner products

Our PCTV Systems Sarl operation, based in Germany, develops TV tuner products which allow Windows or Macintosh users to view television programming on their computers. Our PCTV line consists of a family of USB sticks with a small and convenient form factor well-suited for use with laptops and PCI-based cards more appropriate for desktop users, in addition to PCI cards for use in desktop computers. PCTV products are positioned as our high end product offering. We believe that the positioning of the PCTV product line is complementary to our WinTV line and expanded our product offerings.

Analog TV tuners

With the global shift to digital TV broadcasts, the sales of our analog family of products have been declining and we expect this decline to continue during the transition from analog to digital broadcasts.

Non-TV Tuner Products

Software Products

Our WinTV application is a PC based TV watching, pause and recoding application. The WinTV application has been under continuous development since 1992. The current WinTV version 7 application is typically supplied on a CD-ROM and it is installed on a user’s PC which contains one of our WinTV TV tuner products. Features in WinTV version 7 include: live TV in a window or full screen, program pause, scheduled record, multiple TV tuner support, close captioning and parental control.

Our WinTV Extend software product is a PC based Internet video server which streams live TV or other video content to remote devices such as an Apple iPad or iPhone. The difference between WinTV Extend and our Broadway product is that WinTV Extend runs on a PC while Broadway is stand alone. WinTV Extend was initially introduced in 2009 and is standard in the Hauppauge WinTV version 7.2 application. Currently, WinTV Extend supports native Apple iOS encoding plus Adobe Flash. Adobe Flash is the preferred media format for PCs and Mac computers, plus the Android mobile platform.

Our WinTV Extend for the iPad and iPhone applications were introduced at the end of fiscal 2011. These applications are native Apple iOS applications which allow the watching of live TV over a Wi-Fi or Internet connection. The WinTV Extend for iPad and iPhone require a streaming server as the TV source. Current streaming servers supported are Broadway and the WinTV version 7.2 application. These applications are provided through the Apple application store.

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

Digital Media Adapters

Our MediaMVP-HD™ is a Linux-based digital media device, and is one of a class of PC products which link TV sets and PCs. Media, such as music, digital pictures, and digital videos, are transmitted from the PC, where they are stored, to the MediaMVP™, where they are converted from a digital format into an analog format, enabling playback on a TV connected to the MediaMVP™. MediaMVP™ was introduced to the market in fiscal 2003, and the first shipments to customers were made at the start of our 2004 fiscal year.

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

We plan to continue our engineering effort to deliver higher quality video recordings. In addition, we plan to continue developing support in our HD Video Recorders for third party applications such as Microsoft’s Media Center application.

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

The software to control the digital TV reception is based on our WinTV®-2000 software, which was developed during fiscal 1999 and had a major update in 2006 and 2008. Over the two fiscal years ended September 30, 2010, we further developed the digital TV reception capabilities of our digital family of products and as of September 30, 2010 we had 18 products for DVB-T terrestrial, DVB-S and DVB-S2 satellite, ATSC and clear QAM digital TV reception. In addition, there are seven PCTV products which allow digital TV to be watched on a PC or notebook computer.

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

As of September 30, 2012, we had three research and development operations: one based in our Hauppauge, New York headquarters, one based in Taipei, Taiwan, ROC and one in Braunschweig, Germany. The New York and Taiwan R&D operations are aimed at extending the range and features of our high definition video recorders and digital/analog TV receiver products. The PCTV Systems research and development operation is based in Braunschweig, Germany, and is responsible for the updating and enhancement of Broadway and developing other PCTV products.

The technology underlying our products and certain other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. See, “Item 1A — Risk Factors”. We maintain an ongoing research and development program. Our future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We continue to invest in research and development. We spent approximately $3,399,000 and $4,258,000 for research and development expenses for the years ended September 30, 2012 and 2011, respectively. There can be no assurance that our current and future research and development will be successful or that we will be able to foresee, and respond to, advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete. See “Item 1A- Risk Factors.”

Production and Suppliers

We design the hardware for most models of the WinTV, HD PVR, HD PVR 2, PCTV and MediaMVP products, and also write the operating software to be used in conjunction with the Microsoft Windows operating system and the Apple iOS operating system.

During fiscal 2012, we sub-contracted the manufacturing and assembly of most of our products to six independent third parties at facilities in various Asian countries. We monitor and test the quality of the completed products at any one of our facilities in the U.S. (Hauppauge, New York), Singapore or Ireland before packaging the products and shipping them to our customers. We also buy some models of TV tuner products, such as the WinTV Nova-T-Stick from other unrelated third party companies, add Hauppauge software and sell under our name or on a private label basis.

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

Components are normally acquired through purchase orders, either issued by us or by our contract manufacturers, typically covering our requirements for a 60-120 day period from the date of issue. Purchased assembled products are normally covered by longer term purchase orders. Our principal suppliers of component parts are Arrow Electronics, Dibcom S.A., Ambarella, Sigma Designs, NXP Semiconductors, WT Microelectronics Singapore Pte Ltd and Conexant Systems.

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

During fiscal 2012 and 2011, all HD PVR, WinTV, PCTV and MediaMVP manufacturing was performed by six unrelated contract manufacturers in Asia. Product design specifications are provided by our engineering team to ensure proper assembly. Contract manufacturing is primarily done on a consignment basis, in which we provide all the significant component parts and we pay for assembly charges and for certain additional parts for each board produced. Some products are purchased on a turnkey basis, in which all components and labor are provided by the manufacturer, and the manufacturing price includes parts and assembly costs. We monitor the quality of the finished product produced by our contract manufacturers. As of September 30, 2012, we had six qualified contract manufacturers located in Malaysia, Indonesia, Taiwan and China, who are capable of producing our products to our standards. If demand were to increase dramatically, we believe additional production could be absorbed by these qualified contract manufacturers. For fiscal 2012 and 2011 we did not engage any contract manufacturers in Europe or North America.

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

Customers and Markets

We primarily market our products to the personal computer market, including both Microsoft Windows and Apple Macintosh based systems. Our HD PVR Gaming Edition products are marketed to the gaming market. To reach these multiple markets, we sell to a network of computer retailers in the U.S., Europe and Asia and through computer products distributors and manufacturers. To attract new users to our products, from time to time we run special promotions and participate in cooperative advertising with computer retailers. We actively participate in trade shows to educate and train key computer retail marketing personnel. Most of our sales and marketing budget is aimed at the consumer market.

Apart from the typical home user, we also target business users. One example of a business application is in the fitness market where our product is primarily used to display TV on treadmills and elliptical exercise machines. We have sold our WinTV® products on a direct corporate sales basis to financial services information providers for incorporation into their workstations, and several independent financial institutions. This market segment is typically project-based.

We also offer our products to PC manufacturers that either embed a WinTV® product in a PC that they sell, or sell the WinTV® as an accessory to the PC.

Sales Channels for Our Products

We primarily sell through a sales channel which consist of retailers, PC manufacturers and distributors. We have no exclusive distributors and retailers. For fiscal 2012 and 2011 we had one customer, Best Buy in the United States, that accounted for about 10.35% and 11.4% of our net sales, respectively.

Our PCTV products are offered as our high end line and are sold through similar retail and distribution channels as our WinTV products.

Marketing and Sales

We market our products both domestically and internationally through our sales offices in the U.S. (New York and California), Germany, the United Kingdom, France, Taiwan and Singapore, plus sales representative offices in the Netherlands, Spain, Scandinavia and Italy. For fiscal 2012, approximately 56% of our sales were made within the United States while approximately 44% were made outside the United States. For fiscal 2011, approximately 59% of our sales were made within the United States while approximately 41% were made outside the United States. More information on our geographic segments can be obtained from “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to the “Consolidated Financial Statements” which comprise part of this Annual Report on Form 10-K.

From time to time, we advertise our products in a number of consumer computer magazines. We also participate in retailers’ market promotion programs, such as store circulars and promotions and retail store displays. These in-store promotional programs, magazine advertisements, plus a public relations program aimed at editors of key PC computer magazines and an active website on the internet, are the principal means of getting our products introduced to end users. Our sales in computer retail stores are closely related to the effectiveness of these programs, along with the technical capabilities of the products. We also list our products in catalogs of various mail order companies and attend trade shows.

We have thirteen sales people located in Europe, two sales people in the Far East and two sales people in the U.S. In addition to our sales people we also utilize the services of 6 manufacturer representatives in the United States and 3 manufacturer representatives in Europe.

See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to a discussion on the impact seasonality has on our sales.

Foreign Currency Fluctuations

For each of the fiscal years ended September 30, 2012 and 2011, 40% and 37%, respectively, of our sales were generated by our European subsidiary and were invoiced and collected in local currency, which is primarily the Euro. On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 95% of our inventory required to support our European sales is purchased and paid in U.S. Dollars.

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

See “Item 1A-Risk Factors” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions. We compete against a number of Asian and European companies. For example, our WinTV-DCR-2650 digital CableCARD receiver competes in the cable TV set top box market with Motorola, Scientific Atlanta, and with Tivo Inc. Our Broadway product competes in the consumer electronics market, where competition comes from Sling Media, a subsidiary of EchoStar Corporation, and others. Our HD PVR product competes in the video recorder market with Roxio, a subsidiary of Rovi Corporation, and ElGato. Our Win TV tuner products compete in the PC peripheral market where competition comes from a number of large Asian suppliers. There can be no assurance that we will not experience increased competition in the future. Such increased competition may have a material adverse affect on our ability to successfully market our products. Competition is expected to remain intense and, as a result, we may lose some of our market share to our competitors. Further, we believe that the market for our products will continue to be price competitive and thus we could continue to experience lower selling prices, lower gross profit margins and reduced profitability levels for such products than in the past. “Item 1A-Risk Factors”.

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

If a patent holder refuses to offer such a license or offers such a license on terms unacceptable to us, there is a risk of incurring substantial litigation or settlement costs regardless of the merits of the allegations or which party eventually prevails. If we do not prevail in litigation, we may be required to pay significant damages and/or cease sales and production of infringing products, and also may incur significant defense costs. Additionally, we may need to attempt to design around a given technology, although there can be no assurances that this would be possible or economical.

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

Even though we independently develop most of our products and copyright the operating software which our products use, our success will depend, in a large part, on our ability to innovate, obtain or license patents, protect trade secrets and operate without infringing on the proprietary rights of others. We maintain copyrights on certain of our designs and software programs, but currently we have no patent on our TV tuner products (as we believe that such technology cannot be patented) or other products.

The trademarks “Hauppauge®”, “SoftPVR®”, “HardPVR®” , “MediaMVP®” and "WinTV®" have been registered with the United States Patent and Trademark Office.

See “Item 1A-Risk Factors” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of September 30, 2012, we employed 132 people domestically and internationally, including our executive officers, all of whom are employed on a full-time basis, and none of whom are represented by a union. Included in the 132 employees are 17 employees located in Braunschweig, Germany, primarily consisting of engineers and product support personnel, formerly employed by Avid Technology, Inc., whom we hired to support our PCTV operations.

Corporate Structure

Hauppauge Digital Inc. was incorporated in the state of Delaware on August 2, 1994. Listed below is a chart depicting our corporate structure.

Corporate Organization Chart

Hauppauge Digital Inc. is the parent holding company. Our subsidiaries function as follows:

Hauppauge Computer Works Inc., incorporated in New York, is our United States operating company. It has locations in Hauppauge, New York and Danville, California. The Hauppauge, New York location functions as our company headquarters and houses the executive offices and is responsible for some or all of the following functions:

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

Hauppauge Computer Works Inc. is in turn the holding company of a foreign sales corporation, Hauppauge Computer Works, Ltd, (incorporated in the U.S. Virgin Islands).

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

Our future success depends on the growing use and acceptance of TV tuner products, video products for PCs, internet based video technology and video gaming-related products. The market for these products and technology is still evolving, and may not develop to the extent necessary to enable us to further expand our business. We have invested, and continue to invest, significant time and resources in the development of new products for this market.

Our:

•	dependence on sales of TV tuner products, video recording products for the PC and internet based video technology
•	lack of market diversification
•	concentration on the North American and European market for the majority of our sales
•	potential inability to remain ahead of the development of competing technologies,

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

We rely heavily on the success of retailers, dealers and PC manufacturers to market, sell and distribute our products. If these channels are not effective in distributing our products, or if a significant customer were to cease purchasing our products, our sales could be reduced.

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

The company’s largest customer is Best Buy, a consumer electronics retailer based in the United States. Sales to Best Buy accounted for 10.35% and 11.4% of sales in fiscal 2012 and 2011, respectively. Should Best Buy cease to purchase our products, a significant percentage of our sales would be lost.

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

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products, services and technologies, which may have a material adverse impact upon our business, operating results and financial condition. The pervasive availability of new products, services (including internet services) and technologies may have a material adverse impact upon our business, operating results and financial condition. We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We expended approximately $3,399,000 and $4,258,000 for research and development expenses for the fiscal years ended September 30, 2012 and 2011, respectively. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies, services or products by competitors will not render our products or technologies non-competitive or obsolete.

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

For the two fiscal years ended September 30, 2012 and 2011, 40% and 37% of our sales were generated by our European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 95% of our inventory required to support our European sales are purchased and paid in U.S. Dollars.

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

Over the last two fiscal years our gross profit margins have ranged from a low of 25.76% to a high of 33.80% due to the following factors, among others:

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

As margins may decline, our profitability will be more dependent upon effective cost management controls. There can be no assurances that such cost management controls can be implemented and maintained, and if implemented, that they will be successful.

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

Our cost reduction and operational efficiency programs may not achieve the intended results.

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

During fiscal 2012, we subcontracted the manufacturing and assembly of our products to six independent third parties at facilities in various Asian countries.

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

If a patent holder refuses to offer such a license or offers such a license on terms unacceptable to us, there is a risk of incurring substantial litigation or settlement costs regardless of the merits of the allegations, or which party eventually prevails. If we do not prevail in a litigation, we may be required to pay significant damages and/or to cease sales and production of infringing products, and also may incur significant defense costs. Additionally, we may need to attempt to design around a given technology, although there can be no assurances that this would be possible or economical.

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

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is typically our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 44% and 41% of sales for the fiscal years ended September 30, 2012 and 2011, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period. Accordingly, any sales or net income in any particular period may be lower than the sales and net income in a preceding or comparable period. Period-to-period comparisons of our results of operations may not be meaningful, and should not be relied upon as indications of our future performance. In addition, our operating results may be below the expectations of securities analysts and investors in future periods. Failure to meet such expectations, should such an event occur, will likely cause our share price to decline.

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

On January 3, 2011 we received a letter from Nasdaq (the “Nasdaq Letter”) indicating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Global Market (as set forth in Nasdaq Listing Rule 5450(b)(1)(A)) because our stockholders’ equity was below The Nasdaq Global Market minimum stockholders’ equity listing requirement of $10,000,000. The Nasdaq Letter also indicated that we did not meet the continued listing requirements for The Nasdaq Global Market under its alternative standards. Subsequent to our receipt of the Nasdaq Letter, we sent a letter to Nasdaq describing our plan to regain compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Global Market. The plan was not accepted by Nasdaq. We subsequently applied to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market in order to conform to Nasdaq’s continued listing requirements. On February 28, 2011, we received a letter from The Nasdaq Stock Market notifying us that Nasdaq had approved our application to list our common stock on The Nasdaq Capital Market and that the listing of our common stock would be transferred to The Nasdaq Capital Market from The Nasdaq Global Market at the opening of business on Thursday, March 3, 2011.

We are currently not incompliance with Nasdaq’s continued listing requirements (see the next risk factor, below), and no assurances can be provided that we will be able to achieve or maintain compliance with the requirements for continued listing under the Nasdaq Listing Rules (including with respect to, among other things, minimum stockholders’ equity) or that we will maintain our Nasdaq Capital Market listing.

We are not in compliance with Nasdaq’s continued listing requirements. Accordingly, we may not be able to maintain our listing on the Nasdaq Capital Market.

We must comply with Nasdaq’s continued listing requirements in order to maintain our listing on the Nasdaq Capital Market. As of September 30, 2012, our total stockholders’ equity was $1,965,358, which did not comply with the Equity Standard for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b)(1) (requiring a minimum stockholders’ equity of $2,500,000). As of September 30, 2012, we also did not meet the Market Value of Listed Securities Standard and the Net Income Standard required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rules 5550(b)(2) and 5550(b)(3), respectively. Companies must continue to meet at least one of the Standards set forth in Rule 5550(b)(1)-(3) to continue to be listed on the Nasdaq Capital Market. We have not received notice of this deficiency from Nasdaq, although we anticipate that Nasdaq will issue such notification.

If we fail to meet the continued listing standards of the Nasdaq Capital Market, our Common Stock could be delisted from the Nasdaq Capital Market. If our Common Stock is delisted by Nasdaq, then the market liquidity of our Common Stock would likely be negatively affected, which would make it more difficult for holders to sell our Common Stock in the open market. Investors would find it more difficult to dispose of or obtain accurate quotations as to the market value of our Common Stock, and the per share price of our Common Stock may be adversely affected. Delisting from Nasdaq would also result in negative publicity and would also make it more difficult for us to obtain financing or raise additional capital that may be needed for our operations. Delisting from Nasdaq may result in a loss of confidence by investors, customers, suppliers or employees.

No assurances can be provided that we will be able to regain or maintain compliance with the requirements for continued listing under the Nasdaq Listing Rules and maintain our Nasdaq Capital Market listing.

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

We incurred losses from continuing operations for the last five fiscal years. During the fourth quarter of fiscal 2011 we put into place an expense reduction plan. While we believe that with the proper execution of our business and operating plan, our cash and cash equivalents as of September 30, 2012 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months, we must ultimately become profitable or obtain financing to be able to meet our future cash flow requirements, and there can be no assurance that we will be able to do so. In addition, there can be no assurance that we will be able to obtain financing on commercially reasonable terms, if at all.

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

Item 1B.        unresolved staff comments

Not applicable

Item 2.         PROPERTIES

We occupy a facility located at 91 Cabot Court, Hauppauge, New York 11788 for our executive offices, sales, research and development, and for the testing, storage and shipping of our products. Hauppauge Computer Works Inc. leases the premises from Ladokk Realty LLC, a real estate limited liability company, which is 25% owned by Kenneth Plotkin, our President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer and the holder of approximately 8.95% of our shares of common stock as of September 30, 2012, 25% owned by Dorothy Plotkin, the wife of Kenneth Plotkin and the holder of approximately 5.45% of our shares of common stock as of September 30, 2012, and 50% owned by Laura Aupperle, the widow of Kenneth Aupperle, a founder and former President of our Company.

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

On May 1, 2001, Hauppauge Digital Europe Sarl commenced a lease of a 15,642 square foot building in Blanchardstown, Dublin, Ireland. The facility houses our European warehousing and distribution center. The lease, which is for the standard twenty-five year term in Ireland with the right to terminate by the lessee on the fifth and tenth year of the lease, calls for an annual rent of approximately $170,000. The rent includes an allocation for common area maintenance charges.

Our PCTV Systems operation occupies approximately 8,400 square feet in Braunschweig, Germany. This location houses our PCTV engineering and product development personnel. The lease expires on March 31, 2014 and calls for an annual rent of approximately $107,000.

Our Singapore subsidiary, Hauppauge Digital Asia Pte Ltd., occupies approximately 5,400 square feet in Singapore, which it uses as a sales and administration office and for the testing, storage and shipping of our products. The lease expires on November 30, 2016 and calls for an annual rent of approximately $74,000. The rent includes an allocation for common area maintenance charges.

Our German subsidiary, Hauppauge Computer Works GMBH, occupies approximately 6,000 square feet in Mönchengladbach, Germany. It is used as our European sales office and customer support center. It also has a product demonstration room and a storage facility. Hauppauge Computer Works GMBH pays an annual rent of approximately $25,000 for this facility pursuant to a rental agreement, which expires on July 31, 2014.

Hauppauge Computer Works Inc. occupies a shared office facility at the Danville Business Center in Danville, California. We use the California office as our western region sales office. The lease expires on May 31, 2013 and requires us to pay an annual rent, which includes telecommunications services, of approximately $9,800.

Item 3.      LEGAL PROCEEDINGS

We are presently not party to any pending material legal proceedings.

item 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently listed on the NASDAQ Capital Market under the symbol HAUP. Prior to March 3, 2011, our common was listed on the NASDAQ Global Market under the symbol HAUP. The range of high and low sales prices for our Common Stock during the two fiscal years ended September 30, 2012 and 2011 were as follows:

	Years ended September30,
	2012		2011
Price per share	High	Low	High	Low
First Quarter	$1.28	$0.60	$2.93	$2.10
Second Quarter	1.66	0.69	3.65	1.86
Third Quarter	1.48	0.98	2.37	1.76
Fourth Quarter	1.37	1.01	1.97	0.86

We have been advised by our transfer agent, Continental Stock Transfer & Trust Company, that the approximate number of holders of record (registered holders) of our Common Stock as of September 30, 2012 was 131.

No cash dividends have been paid during the two fiscal years ended September 30, 2012. We have no present intention of paying any cash dividends in our foreseeable future and intend to use our net income, if any, in our operations.

On November 8, 1996, we approved a stock repurchase program. The program authorized us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997. At our August 3, 2007 Board meeting, our Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000. As of September 30, 2012, we had repurchased 760,479 shares at an average price of $3.16.

We must comply with Nasdaq’s continued listing requirements in order to maintain our listing on the Nasdaq Capital Market. As of September 30, 2012, our total stockholders’ equity was $1,965,358, which did not comply with the Equity Standard for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b)(1) (requiring a minimum stockholders’ equity of $2,500,000). As of September 30, 2012, we also did not meet the Market Value of Listed Securities Standard and the Net Income Standard required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rules 5550(b)(2) and 5550(b)(3), respectively. Companies must continue to meet at least one of the Standards set forth in Rule 5550(b)(1)-(3) to continue to be listed on the Nasdaq Capital Market. We have not received notice of this deficiency from Nasdaq, although we anticipate that Nasdaq will issue such notification.

If we fail to meet the continued listing standards of the Nasdaq Capital Market, our Common Stock could be delisted from the Nasdaq Capital Market. See “Item 1A — Risk Factors”.

No assurances can be provided that we will be able to regain or maintain compliance with the requirements for continued listing under the Nasdaq Listing Rules and maintain our Nasdaq Capital Market listing.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth in the table below is certain information regarding the number of shares of our common stock that may be issued under options, warrants and rights pursuant to all of our existing equity compensation plans as of September 30, 2012.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	1,524,567	$3.03	1,101,375
Equity compensation plans not approved by stockholders	-	-	-
Total	1,524,567	$3.03	1,101,375

ITEM 6.   SELECTED FINANCIAL DATA

Item 301 of Regulation S-K “Selected Financial Data” is not required for Smaller Reporting Companies.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Twelve months ended September 30, 2012 compared to September 30, 2011.

Results of operations for the twelve months ended September 30, 2012 compared to September 30, 2011 are as follows:

	Twelve	Twelve
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	9/30/12	9/30/11		$2012	2011	Variance

Net Sales	$44,640,360	$42,343,059	$2,297,301	100.00%	100.00%	0.00%
Cost of sales	31,144,077	29,262,521	1,881,556	69.77%	69.11%	0.66%
Gross Profit	13,496,283	13,080,538	415,745	30.23%	30.89%	-0.66%
Gross Profit %	30.23%	30.89%	-0.66%
Expenses:
Sales & marketing	7,481,104	8,773,126	(1,292,022)	16.75%	20.72%	-3.97%
Sales & marketing-PCTV	251,585	401,741	(150,156)	0.56%	0.95%	-0.39%
Technical support	360,135	425,325	(65,190)	0.81%	1.00%	-0.19%
General & administrative	2,987,203	3,131,465	(144,262)	6.69%	7.40%	-0.71%
General & administrative-PCTV	270,906	274,813	(3,907)	0.61%	0.65%	-0.04%
Amortization of intangible assets	754,836	754,836	0	1.69%	1.78%	-0.09%
Selling, general and administrative stock compensation expense	81,773	255,770	(173,997)	0.18%	0.60%	-0.42%
Severance charges	0	469,920	(469,920)	0.00%	1.11%	-1.11%
Total selling, general and administrative expense	12,187,542	14,486,996	(2,299,454)	27.29%	34.21%	-6.92%
Research and development	2,226,880	2,460,776	(233,896)	4.99%	5.81%	-0.82%
Research and development-PCTV	1,125,616	1,651,145	(525,529)	2.52%	3.90%	-1.38%
Research and development stock compensation expense	46,716	146,102	(99,386)	0.10%	0.35%	-0.25%
Total expenses	15,586,754	18,745,019	(3,158,265)	34.90%	44.27%	-9.37%
Net operating loss	(2,090,471)	(5,664,481)	3,574,010	-4.67%	-13.38%	8.71%

Other income :
Interest income	4,500	10,450	(5,950)	0.01%	0.02%	-0.01%
Foreign currency	9,903	6,268	3,635	0.02%	0.01%	0.01%
Total other income	14,403	16,718	(2,315)	0.03%	0.03%	0.00%
Loss before income tax provision	(2,076,068)	(5,647,763)	3,571,695	-4.64%	-13.35%	8.71%
Current income tax expense	150,204	197,309	(47,105)	0.34%	0.45%	-0.11%
Deferred income tax expense	317,178	4,000	313,178	0.72%	0.01%	0.71%
Net loss	$(2,543,450)	$(5,849,072)	$3,305,622	-5.70%	-13.81%	8.11%

Net sales for the twelve months ended September 30, 2012 increased $2,297,301 compared to the twelve months ended September 30, 2011 as shown in the table below.

			Increase
			(decrease)	Increase	Percentage of	Percentage of
	Twelve Months	Twelve Months	Dollar	(decrease)	Total Sales	Total Sales
Location	Ended 9/30/12	Ended 9/30/11	Variance	Variance %	Fiscal 2012	Fiscal 2011
The Americas	$24,785,200	$24,868,597	$(83,397)	-0.34%	55.52%	58.73%
Europe	18,055,428	15,911,519	2,143,909	13.47%	40.45%	37.58%
Asia	1,799,732	1,562,943	236,789	15.15%	4.03%	3.69%
Total	$44,640,360	$42,343,059	$2,297,301	5.43%	100.00%	100.00%

Driven by the sales of our video recorder and video streaming products, sales increased by approximately 8.26% before the effect on sales caused by the decline in the Euro. The decline in the Euro resulted in a reduction in sales of approximately 2.83%. The average USD to Euro rate for fiscal 2012 was $1.2987 compared to $1.3948 for fiscal 2011, a reduction of approximately 6.89%.

Seasonal nature of sales

There is a seasonal pattern to our quarterly sales. Listed below are the primary causes of our seasonal sales:

•	We primarily sell through a sales channel which consists of retailers, PC manufacturers and distributors. Spurred on by holiday spending, our sales during our first fiscal quarter, which encompasses the holiday season, have historically been the highest of our fiscal year.
•	We typically experience a slowdown during the summer holiday period in Europe starting with the second half of our fiscal third quarter and into the first half of our fiscal fourth quarter. We also experience decreased sales during the summer holiday period in the U.S. This has historically caused sales for the last six months of our fiscal year to be lower than the first six months of our fiscal year. Our sales for the first six months of fiscal 2011 and fiscal 2012 accounted for approximately 55% and 60% of sales, respectively, and our sales for the last six months of fiscal 2011 and 2012 accounted for approximately 45% and 40% of sales, respectively.

Although our strategy has been to diversify our sales to minimize the seasonal nature of our business, we anticipate similar seasonal trends for the near term future.

Gross profit

Gross profit increased $415,745 for the twelve months ended September 30, 2012 compared to the twelve months ended September 30, 2011.

The increase in the gross profit is detailed below:

Increase
(decrease)
Increased sales	$965,273
Weaker Euro exchange rate	(1,199,324)
Higher labor related and other costs	(207,538)
Mix of higher gross profit retail sales	1,280,636
Change in accrued expense fees	(423,302)
Total increase in gross profit	$415,745

Gross profit percentage for the twelve months ended September 30, 2012 was 30.23% compared to 30.89% for the twelve months ended September 30, 2011, a decrease of 0.66%.

The decrease in the gross profit percentage is detailed below:

Increase
(decrease)
Higher gross profit on sales mix	1.81%
Decrease due weaker Euro exchange rate	(1.54)%
Lower production and production related costs as a percentage of sales	0.11%
Change in accrued expense fees	(1.04)%
Total decrease in gross profit percentage	(0.66)%

The components of the decrease in the gross profit percentage for the twelve months ended September 30, 2012 compared to the twelve months ended September 30, 2011 are detailed below:

•	Transition of product lines from low margin OEM products to higher margin retail products resulted in an increase in the gross profit percentage for fiscal 2012 over fiscal 2011 of 1.81%.
•	A decrease in the average Euro to USD rate from $1.3948 for fiscal 2011 to $1.2987 for fiscal 2012 resulted in a decrease in gross profit percentage of 1.54% for fiscal 2012 compared to fiscal 2011.
•	Reductions in production labor, building overhead and packaging costs resulted in an increase in the gross profit percentage for fiscal 2012 over fiscal 2011 of 0.11%..
•	Lower changes during fiscal 2012 in accrued expense fees due to changes in estimates resulted in a gross profit percentage decrease of 1.04% for fiscal 2012 compared to fiscal 2011.

Volatility of gross profit percentage:

Over the eight quarters covering fiscal 2011 through fiscal 2012, the gross profit percentage has ranged from a low of 25.76% to a high of 33.80%.

Listed below are factors which contribute to the volatility of our gross profit percentage.

•	Gross profit percentages vary within our retail family of products as well as for products sold to computer manufacturers. Changes in the product line sales mix affect the gross profit percentage.
•	Changes in the Euro to U.S. dollar exchange rate impact gross profit. An increase in the Euro tends to increase our gross profit percentage, while a decrease in the Euro tends to decrease our gross profit percentage.
•	Included in cost of sales are certain fixed and semi-fixed expenses, mainly for production labor, warehouse labor and the overhead costs of our Ireland distribution facility. When unit and dollar sales decline due to seasonal sales trends, these fixed costs get spread over lower unit and dollar sales, resulting in increased unit costs and increased fixed and semi-fixed costs as a percentage of sales, which lowers the gross profit percentage.
•	Our market is constantly changing with new competitors joining our established competitors. These competitive pressures from time to time result in a lowering of our average sales prices to meet our competitors’ prices, which tends to reduce the gross profit and gross profit percentage.
•	The supply and demand for component parts affect the gross profit percentage. When component parts are in short supply we may be subject to price increases. Conversely, when component parts’ supply is high we may be able to secure favorable prices.
•	As unit sales volume increases we have more leverage in negotiating volume price reductions with our component suppliers and our contract manufacturers.
•	Pricing from our suppliers and our contract manufacturers are continually reviewed as we seek to achieve cost reductions from our component part suppliers and contract manufacturers.
•	Our mix of sales impact our obligation to pay certain licensing costs.

•	Increases in fuel costs are reflected in the amounts we pay for the delivery of product from our suppliers and the amounts we pay for deliveries to our customers. Rising fuel prices increase our freight costs and negatively impact our gross profit.

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

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expenses.

	Twelve months ended September 30,
	Dollar Amounts			Percentage of Sales
			Increase			Increase
	2012	2011	(Decrease)	2012	2011	(decrease)
Sales & marketing-HCW	$7,481,104	$8,773,126	$(1,292,022)	16.75%	20.72%	-3.97%
Sales & marketing-PCTV	251,585	401,741	(150,156)	0.56%	0.95%	-0.39%
Technical support	360,135	425,325	(65,190)	0.81%	1.00%	-0.19%
General & administrative-HCW	2,987,203	3,131,465	(144,262)	6.69%	7.40%	-0.71%
General & administrative-PCTV	270,906	274,813	(3,907)	0.61%	0.65%	-0.04%
Amortization of intangible assets	754,836	754,836	-	1.69%	1.78%	-0.09%
Stock compensation expense	81,773	255,770	(173,997)	0.18%	0.60%	-0.42%
Severance charges	-	469,920	(469,920)	0.00%	1.11%	-1.11%
Total selling, general and administrative expense	$12,187,542	$14,486,996	$(2,299,454)	27.29%	34.21%	-6.92%

Pursuant to an expense reduction plan implemented in the fourth quarter of fiscal 2011, selling, general and administrative expense for fiscal 2012 decreased $2,299,454 from prior fiscal year as follows:

Sales and marketing expenses decreased $1,442,178, driven primarily by $70,832 in lower compensation expenses, $1,568,344 in lower sales office expenses due to office downsizing and office closures, offset somewhat by $196,998 in higher sales related expenses, primarily for commission and co-op advertising.

The decrease in technical support of $65,190 was primarily due to lower personnel expenses. The decrease in general and administrative expenses of $148,169 was due primarily to decreases in rent and utilities due to renegotiation of leases, the relocation of offices to smaller spaces and lower compensation expense due to reduction of workforce. The decrease in stock compensation expense was due to fewer non vested options outstanding issued at a lower fair value price. During the fourth quarter of fiscal 2011, we put into place an expense reduction plan. Pursuant to this plan we incurred severance and termination costs of $469,920 for fiscal 2011.

Selling, general and administrative expense as a percentage of sales

Due to fixed costs which fluctuate minimally with changes in sales, coupled with the seasonal nature of our business, selling general and administrative expense as a percentage of sales is sensitive to seasonal sales fluctuations. Over the eight quarters of fiscal 2011 and fiscal 2012, selling general and administrative expense (excluding severance charges booked in the fourth quarter of fiscal 2011) as a percentage of sales has resulted in the following trends:

•	With our first quarter usually yielding the highest quarterly sales levels of the fiscal year, selling, general and administrative expense as a percentage of sales have typically been the lowest of the fiscal year. As reflected in the chart, selling, general and administrative expense as a percentage of sales was the lowest in the first quarter of fiscal 2011 and 2012.
•	Reflecting the seasonal trend in sales, selling, general and administrative expense for the third or fourth quarter are the highest as a percentage of sales. Total selling, general and administrative expense as a percentage of sales were the highest in the third quarter of fiscal 2011 and fourth quarter of fiscal 2012.
•	Reflecting the increase in sales and the reduction in expenses for fiscal 2012 compared to fiscal 2011, total selling, general and administrative expenses as a percentage of sales were lower for fiscal 2012 compared to fiscal 2011.

With the expectation that the seasonal nature of sales will continue for the near future, we expect selling, general and administrative expenses as a percentage of sales to reflect a future trend that is similar to the historical trends we have experienced over the prior two fiscal years.

Research and development expense

Research and development expenses for the fiscal year ended September 30, 2012 decreased $858,811 from the fiscal year ended September 30, 2011. The decrease was mainly due to lower compensation and compensation related expenses pursuant to an expense reduction plan implemented in the fourth quarter of fiscal 2011 of $1,170,388 and lower stock compensation expense of $99,386, due to fewer non vested options outstanding issued at a lower fair value price, offset by an increase of $410,963 for new product development costs.

Tax provision

Our net tax provision for the fiscal years ended September 30, 2012 and 2011 is as follows:

	Twelve months ended September 30,
	2012	2011
Deferred tax expense	$317,178	$4,000
Foreign income tax	110,204	157,309
State income tax	40,000	40,000
Net tax provision	$467,382	$201,309

Our net deferred tax asset is primarily attributable to our Hauppauge Computer Works Inc. domestic operations and consists primarily of timing differences. In evaluating the future realization of our deferred tax asset and the corresponding valuation allowance as of September 30, 2012, we took into consideration:

•	before inventory disposals, write offs of accounts receivable and utilization of net operating loss carry-forwards, our domestic operations had taxable income in four of the last five fiscal years;
•	over the last five fiscal years our domestic operations had $3,871,521 in inventory disposals, account receivable write offs and net operating loss carry-forward utilization, which at a 38% blended tax rate provided a $1,471,178 reduction in taxes payable;
•	a three year forecast that included the impact of new products as well as an expense reduction plan that we put into effect which supports the deferred tax asset utilization of our current net operating losses and a portion of our current timing differences over the next three years;
•	our history of utilization of prior domestic net operating losses.

After evaluating the circumstances listed above, it was our opinion that our net deferred tax asset of $1,599,760 was realizable as of September 30, 2012.

As a result of all of the above items mentioned in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, we had incurred a net loss of $2,543,450 for the fiscal year ended September 30, 2012, which resulted in basic and diluted net loss per share of $0.25 on weighted average basic and diluted shares of 10,122,344, compared to a net loss of $5,849,072 for the fiscal year ended September 30, 2011, which resulted in basic and diluted net loss per share of $0.58 on weighted average basic and diluted shares of 10,108,670.

Options to purchase 1,524,567 and 1,382,692 shares of Common Stock at prices ranging $0.77 to $7.45 and $0.95 to $7.45, respectively, were outstanding as of September 30, 2012 and 2011, respectively, but were not included in the computation of diluted net loss per share of Common Stock because they were anti-dilutive.

Liquidity and Capital Resources

We had cash and cash equivalents as of September 30, 2012 of $5,095,853, an increase of $1,015,316 from September 30, 2011.

The increase in cash was due to:

	Operating	Investing	Financing
Sources of cash:	Activities	Activities	Activities	Total
Decrease in accounts receivable	$1,796,195	$-	$-	$1,796,195
Increase in accounts payable and accrued expenses	353,941	-	-	353,941
Total sources of cash	2,150,136	-	-	2,150,136
Less cash used for:
Net loss adjusted for non cash items	(759,009)	-	-	(759,009)
Increase in inventory	(161,911)	-	-	(161,911)
Increase in prepaid expenses and other current assets	(107,792)	-	-	(107,792)
Capital equipment purchases	-	(45,465)	-	(45,465)
Total cash usage	(1,028,712)	(45,465)	-	(1,074,177)
Effect of exchange rates on cash	-	-	-	(60,643)
Net cash increase	$1,121,424	$(45,465)	$-	$1,015,316

Operating activities contributed $1,121,424 to the cash increase. The increase in cash was due to decreases in accounts receivable of $1,796,195, due to aggressive collections and lower sales in the fourth quarter of fiscal 2012 compared to fiscal 2011, in addition to an increase in accounts payable and accrued expenses of $353,941. Offsetting this increase was the net loss adjusted for non cash items of $759,009, an increase in inventory of $161,911 and an increase in prepaid expenses and other current assets of $107,792.

Cash of $45,465 was used in investing activities for the purchase of fixed assets. The effect of exchange rates, primarily for the Euro, resulted in a cash reduction of $60,643. We had working capital deficits of $1,433,704 and $8,033 as of September 30, 2012 and 2011.

Our cash requirements for the next twelve months will include, among other things, the cash needed to fund our operating and working capital needs. With the proper execution of our business and operating plan, we believe that our cash and cash equivalents as of September 30, 2012 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months. Failure to meet the business and operating plan could require the need for additional sources of capital. In recognition of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional capital needs. In addition, if we are able to obtain financing, there can be no assurances that it will be on financially reasonable terms.

We do not currently have a bank line of credit in place.

On November 8, 1996, we approved a stock repurchase program. The program authorized us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997. At our August 3, 2007 Board meeting, our Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000. As of September 30, 2012 and 2011, we held 760,479 treasury shares purchased for $2,405,548 at an average purchase price of $3.16.

Sources and (usage) of cash components

The chart below shows our cash balances, sources of cash and (usage) of cash by quarter for fiscal 2011 through fiscal 2012.

Sources and (usage) of cash primarily comes from the items listed below:

•	Net income (loss) adjusted for non cash items
•	Changes in the levels of current assets and current liabilities, primarily accounts receivable, inventories and accounts payable
•	Purchase of capital equipment

Accounts receivable, inventory, accounts payable and accrued expenses make up the majority of our current asset and current liability levels. Our cash balances are affected by changes in these assets and liabilities. In the quarters where cash was used to increase the current asset levels or decrease the current liability levels, there was usually a corresponding decrease or neutral position in the cash balances during those quarters. Conversely, in the quarters when we generated cash by reducing the current asset levels or by increasing the current liability levels, there was a corresponding increase in the cash balances during those quarters.

We expect that our operating structure will remain similar to past years, therefore investment in and subsequent changes to the current assets and current liabilities required to fund our operating cycles will continue to have a material impact on our cash generation, cash usage and cash balance.

Future Contractual Obligation

The following table shows our contractual obligations related to lease obligations as of September 30, 2012:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,836,396	$595,517	$987,514	$253,365

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

Revenue Recognition

We sell through a sales channel which is comprised of retailers, PC manufacturers and distributors. The majority of our customers are granted lines of credit. The product is shipped on account with the majority of customers typically given 30 to 60 day payment terms. Those customers deemed as significant credit risks either pay in advance or issue us a letter of credit. We require the customer to submit a purchase order to us. The product price and payment terms are fixed per the terms of the purchase order. Upon shipment of the order to the customer, the title to the goods is passed to the customer. The customer is legally obligated to pay for the order within the payment terms stated on the customer’s purchase order. The obligation to insure the products and the cost of pilferage, while in the customer’s possession, is the responsibility of the customer. We sell analog, hybrid video recorders or digital computer products that are stocked on the shelves of retailers and are subject to the normal consumer traffic that retail stores attract. Aside from normal store promotions such as advertisements in the store’s circular, we have no further obligation to assist in the resale of the products.

We offer some of our customers a right of return. Our accounting complies with FASB ASC 605-15 “Revenue Recognition when Right of Return Exists”, as typically at the end of every quarter the Company, based on historical data, evaluates its sales reserve level based on the previous six months sales. Due to the seasonal nature of the business coupled with the changing economic environment, management exercises judgment with regard to the historical data when calculating the reserve.

We offer mail-in rebates on certain products at certain times as determined by us. The rebates are recorded as a reduction to sales. The Company also participates in limited cooperative advertising programs with retailers and distributors and accounts for these in accordance with FASB ASC 605-50, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” and classifies these expenses as a component of sales and marketing expenses.

Management’s Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for revenues, cost of sales and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to sales provisions, as described above, bad debts, income taxes, inventory allowances, accrued licensing fees and other contingencies. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Our products are sold through sales channels which consist of retailers, PC manufacturers and distributors. Our products are primarily a retail product sold to end user consumers. Similar to other companies in the computer industry, our products are subject to returns by the end user. In recognition that product may be returned at a later date, at the end of every quarter, based on historical data, we evaluate our sales return reserve level based on the previous six months sales and we adjust our sales return reserve as required.

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

Income taxes

We account for income taxes under an asset and liability approach, which recognizes deferred tax assets and liabilities based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse and for tax credit carry forwards. Valuation allowances are provided for if, based upon the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

Our deferred tax asset is primarily attributable to our Hauppauge Computer Works Inc. domestic operations and consists primarily of timing differences. As of September 30, 2012, we had $968,314 in net operating losses that expire between 2023 and 2026. The estimated tax benefit from the utilization of these net operating losses is $367,959 as of September 30, 2012, and is reflected as a component of our deferred tax asset. In addition to the net operating loss carry forwards we had $935,860 in inventory obsolescence reserves and $352,123 in bad debt reserves, with a combined deferred tax asset value of $489,434. Based on management's current estimate of book and taxable income attributable to our domestic operations for the next three years, it was determined that it is more likely than not that our domestic operations will be able to generate enough taxable income in the respective carry forward periods and this taxable income will enable us to utilize the respective net operating loss carry forwards. Management’s estimates considered the following:

•	before inventory disposals, write offs of accounts receivable and utilization of net operating loss carry-forwards, our domestic operations had taxable income in four of the last five fiscal years;
•	over the last five fiscal years our domestic operations had $3,871,521 in inventory disposals, account receivable write offs and net operating loss carry-forward utilization, which at a 38% blended tax rate provided a $1,471,178 reduction in taxes payable;
•	a three year forecast that included the impact of new products as well as an expense reduction plan that we put into effect which supports the deferred tax asset utilization of our current net operating losses and a portion of our current timing differences over the next three years;
•	our history of utilization of prior domestic net operating losses.

While we believe that our estimates and assumptions are reasonable, if we do not realize enough taxable income to fully utilize the net operating loss carry forwards, additional valuation allowances or tax provisions may be required.

We recognize the financial statement impact of tax provisions, taken or expected to be taken, utilizing a more-likely-than-not recognition threshold. We also recognize any interest and penalties related to tax uncertainties as income tax expense. As of September 30, 2012, there were no unrecognized tax benefits, or related accrued interest and penalties, recorded in the financial statements.

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the previous option to report other comprehensive income and its components in the statement of stockholders’ equity. In December 2011, the FASB issued an amendment to defer indefinitely a requirement in the June 2011 standard that called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We already comply with this disclosure guidance.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT Market Risk

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of September 30, 2012, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None

PART III

Item 10. directors, Executive Officers AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held with us by each of our directors and executive officers, his age as of September 30, 2012 and the year in which each director became a director.

Name	Age	Positions and Offices Held	Year Became Director
Kenneth Plotkin	61	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director	1994
Gerald Tucciarone	57	Chief Financial Officer, Treasurer and Secretary
John Casey	56	Vice President of Technology
Bernard Herman	84	Director	1996
Adam M Zeitsiff	38	Director	2011
Seymour G. Siegel	69	Director	2003

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

Seymour G. Siegel has served as one of our directors since May 16, 2003.  He is a Certified Public Accountant, inactive, and a Principal Emeritus at Rothstein Kass, an accounting and consulting firm. Since April 2000 he has been a principal in the Business Consulting Group of Rothstein, Kass & Company, P.C., an accounting and consulting firm.  From 1974 to 1990 he was managing partner and founder of Siegel Rich and Co, P.C., CPAs, which merged into WeiserMazars LLC, where he was a senior partner.   Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations.  He has served as a director and member of the audit committees of Barpoint.com, Oak Hall Capital Fund, Prime Motor Inns Limited Partnership, Noise Cancellation Technologies Inc., Emerging Vision, Inc., and GreenHouse Holdings, Inc., all public companies.  He is currently a director and chairman of the audit committee of Air Industries Inc., Stratus Media Group, Inc. and a member of the Audit Committee of Premier Alliance Group Inc. We believe that Mr. Siegel’s business expertise and experience and his accounting background give him the qualifications and skills necessary to serve as one of our directors.

Adam Zeitsiff joined our Board of Directors on June 9, 2011. Since January 2006, Mr. Zeitsiff has served as the Chief Executive Officer of EZFacility, Inc., which is the lead brand within the Fitness, Sports and Leisure division of Jonas Software, Inc., for which he also serves as the Business Unit Manager. EZFacility provides cloud-based business management software and billing solutions in the fitness, sports and leisure industries. From May 2004 until January 2006 he was the Chief Executive Officer and Co-Founder of VCinema, an internet based downloadable video store service. From May 1995 to April 2004 he was the President, Chief Executive and Co-Founder of IVCi, LLC, a global provider of video conferencing, audio-visual and IP video networking solutions. Mr. Zeitsiff also serves as a Director of the Long Island Elite, a 501(c)(3) charity focused on raising funds and awareness for lesser-known charities across Long Island. We believe that Mr. Zeitsiff’s business experience in starting, running and growing technology-oriented companies gives him the qualifications and skills necessary to serve as one of our directors.

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

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations from such persons that no other reports were required, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended September 30, 2012.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for each of the fiscal years ended September 30, 2012 and 2011 for our Chief Executive Officer and two other most highly compensated executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Kenneth Plotkin	2012	$183,600	$-	$2,450	(1)(3)	$8,106	(2)	$194,156
President, Chairman of the Board, Chief Executive Officer, and Chief Operating Officer	2011	$177,840	$-	$73,500	(1)(4)	$8,106	(2)	$259,446

Gerald Tucciarone	2012	$161,160	$-	$2,450	(1)(3)	-		$163,310
Treasurer, Chief Financial Officer,	2011	$154,050	$-	$-		-		$154,050
and Secretary

John Casey	2012	$159,120	$-	$3,920	(1)(5)	-		$163,040
Vice President of
Technology	2011	$152,100	$-	$-		-		$152,100

(1)	Represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC-718. See Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for a description of the assumptions used in that computation. The actual value realized with respect to option awards will depend on the difference between the market value of our common stock on the date the option is exercised and the exercise price.

(2)	Represents non-cash compensation in the form of the use of a car and related expenses and insurance premiums paid by us.

(3)	5,000 options were granted on January 5, 2012 at an exercise price of $0.77 and a fair value price of $0.49. The options vest to the extent of 2,500 shares on January 5, 2013 and 2,500 shares on January 5, 2014 and expire on January 4, 2022.

(4)	50,000 options were granted on November 2, 2010 at an exercise price of $2.27 and a fair value price of $1.47. The options vest to the extent of 12,500 shares on November 2, 2011, 2012, 2013 and 2014 and expire on November 1, 2020.

(5)

8,000 options were granted on January 5, 2012 at an exercise price of $0.77 and a fair value price of $0.49. The options vest to the extent of 4,000 shares on January 5, 2013 and 4,000 shares on January 5, 2014 and expire on January 4, 2022.

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

The 1998 Employment Agreement further provides for disability benefits, our obligation to pay the premiums on a term life insurance policy or policies in the amount of $500,000 on the life of Mr. Plotkin, owned by Mr. Plotkin or his spouse, or a trust for their respective benefit or for the benefit of their family, a car allowance of $500 per month, reasonable reimbursement for automobile expenses, and medical insurance as is standard for our executives.  Furthermore, the 1998 Employment Agreement provides that we may apply for, and own, life insurance on the life of Mr. Plotkin for our benefit, in such amount as the Board may from time to time determine; we shall pay the premiums as they become due on any such insurance policies; and all dividends and any cash value and proceeds on such insurance policies shall belong to us.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning outstanding option awards held by our named executive officers as of the fiscal year ended September 30, 2012.

OPTION AWARDS

Number of Securities Underlying

Unexercised Options

				Option	Option
				Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($) (1)	Date

Kenneth Plotkin	10,000	-		$1.19	10/16/2012
	5,000	-		$3.32	8/09/2014
	200,000	-		$4.96	11/20/2016
	12,500	37,500	(2)	$2.27	11/01/2020
	-	5,000	(3)	$0.77	1/04/2022

Gerald Tucciarone	22,500	-		$1.08	10/16/2012
	20,000	-		$4.62	2/11/2015
	30,000	-		$7.45	1/22/2017
	8,000	-		$1.64	6/26/2018
	12,500	-		$1.27	4/25/2020
	-	5,000	(3)	$0.77	1/04/2022

John Casey	30,000	-		$1.08	10/16/2012
	20,000	-		$4.62	2/11/2015
	16,000	-		$7.45	1/22/2017
	8,000	-		$4.13	12/26/2017
	5,000	-		$1.64	6/26/2018
	12,500	-		$1.27	4/25/2020
	-	8,000	(4)	$0.77	1/04/2022

(1)	Calculated using the closing price of our common stock on the date of the grant.

(2)	37,500 options vest to the extent of 12,500 shares on November 2, 2012, 2013 and 2014.

(3)	5,000 options vest to the extent of 2,500 shares on January 5, 2013 and 2014.

(4)	8,000 options vest to the extent of 4,000 shares on January 5, 2013 and 2014.

Termination of Employment and Change in Control Agreements

In the event of a termination of employment associated with a Change in Control of the Company, as defined in the 1998 Employment Agreement, a one-time bonus shall be paid to the executive equal to three times the amount of the executive's average annual compensation (including salary, bonus and benefits, paid or accrued) received by him for the thirty-six month period preceding the date of the Change in Control.

In the event of a Change in Control, as defined in our 1998 Incentive Stock Option Plan, options granted to the named executive officers pursuant to said plan shall become immediately vested and exercisable.  The 1998 Incentive Stock Option Plan further provides that options granted shall terminate if and when the optionee ceases to be our employee or the employee of one our subsidiaries, unless (1) the optionee shall die while in our employ or the employ of one of our subsidiaries, in which case, the options shall be exercisable, as and to the extent exercisable by such person or persons as shall have acquired the optionee's rights by will or the laws of descent and distribution, but not later than one year after the date of death and not after the expiration of the specific period fixed in the option grant or (2) the optionee shall become disabled (within the meaning of section 105(d)(4) of the Internal Revenue  Code) while in our employ or the employ of one of our subsidiaries and such optionee's employment shall terminate by reason of such disability, in which case the options shall be exercisable, as and to the extent exercisable at the time of the termination of his employment, within such period as shall be set forth in the option grant, but only within one year after the termination of the optionee's employment and not after the expiration of the specific period fixed in the option grant as in effect at the time of the termination of his employment. In the event of a termination of employment associated with a Change in Control, as defined in the 2003 Performance and Equity Incentive Plan and the 2012 Performance and Equity Incentive Plan, options granted pursuant to said plan shall vest or be exercisable upon termination of an employee’s employment within 24 months from the date of the Change in Control, but only to the extent determined by the Board (or the Committee, as defined in such plan), unless the employee is terminated for Cause or the employee resigns his employment without Good Reason (as such terms are defined in the 2003 Performance and Equity Incentive Plan and the 2012 Performance and Equity Incentive Plan, respectively).

DIRECTOR COMPENSATION FOR 2012 FISCAL YEAR

The following table sets forth compensation paid to our non-employee directors for the fiscal year ended September 30, 2012:

Name	Fees Earned or Paid in Cash	Option Awards	Stock Awards		All Other Compensation	Total

Bernard Herman	$27,450	$-	-	(1)	$-	$27,450
Adam M. Zeitsiff	$27,450	$-	-	(2)	$-	$27,450
Seymour G. Siegel	$36,450	$-	-	(3)	$-	$36,450

(1)	As of September 30, 2012, Mr. Herman held options to purchase 70,000 shares of the Company’s Common Stock and had awards of 8,994 shares of the Company’s Common Stock outstanding.
(2)	As of September 30, 2012, Mr. Zeitsiff held options to purchase 30,000 shares of the Company’s Common Stock.
(3)	As of September 30, 2012, Mr. Siegel held options to purchase 65,000 shares of the Company’s Common Stock.

During fiscal 2012, each of Bernard Herman, Adam M. . Zeitsiff and Seymour G. Siegel, each a non-employee director, received an annual retainer of $18,000, paid in quarterly installments in advance, and $1,350 for every Board meeting that he attended in person. Additionally, the Chairman of the Audit Committee, Mr. Siegel, received an annual stipend of $9,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth, to our knowledge based solely upon records available to us, certain information as of December 13, 2012 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each current director, (iii) each of the named executive officers, and (iv) all current executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class

Kenneth Plotkin
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	906,085	(1)(2)(3)	8.95%

Dorothy Plotkin
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	551,660	(1)(3)	5.45%

John Casey
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	201,700	(4)	1.99%

Bernard Herman
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	78,994	(5)	*

Gerald Tucciarone
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	99,500	(6)	*

Adam M. Zeitsiff
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	10,000	(7)	*

Seymour G. Siegel
91 Cabot Court
Hauppauge, N.Y. 11788	common stock	65,000	(8)	*

All executive officers and directors as a group (6) persons	common stock	1,361,279	(1)(2)(3)(4)(5)(6)(7)(8)	13.45%

* Denotes less than 1% percent

(1)	Dorothy Plotkin, wife of Kenneth Plotkin, beneficially owns 551,660 shares of our common stock or 5.45% of the outstanding shares of common stock. Ownership of shares of our common stock by Mr. Plotkin does not include ownership of shares of our common stock by Mrs. Plotkin. Likewise, ownership of shares of our common stock by Mrs. Plotkin does not include ownership of shares of our common stock by Mr. Plotkin.

(2)	Includes 240,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 30,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(3)	Does not include 18,000 shares of our common stock owned by the Plotkins' adult daughter. Does not include 4,000 shares of our common stock owned by the Plotkins' adult son. Each of Mr. and Mrs. Plotkin disclaim beneficial ownership of all such 22,000 shares of our common stock.

(4)	Includes 91,500 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 8,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(5)	Includes 70,000 shares of our common stock issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days and 5,000 shares of common stock issued in lieu of options on November 26, 2008.

(6)	Includes 93,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 5,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(7)	Includes 10,000 shares of our common stock issuable upon the exercise of non-qualified stock options which are currently exercisable. Does not include 20,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(8)	Includes 65,000 shares of our common stock issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days.

Item 13.     Certain Relationships AND Related Transactions, AND DIRECTOR INDEPENDENCE

We occupy a facility located at 91 Cabot Court, Hauppauge, New York 11788 for our executive offices, sales, research and development, and for the testing, storage and shipping of our products. Hauppauge Computer Works Inc. leases the premises from Ladokk Realty LLC, a real estate limited liability company, which is 25% owned by Kenneth Plotkin, our President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer and the holder of approximately 8.95% of our shares of common stock as of September 30, 2012, 25% owned by Dorothy Plotkin, the wife of Kenneth Plotkin and the holder of approximately 5.45% of our shares of common stock as of September 30, 2012, and 50% owned by Laura Aupperle, the widow of Kenneth Aupperle, a founder and former President of our Company.

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

We did not have any unpaid rent to this related party as of September 30, 2012.  Rent expense to related parties totaled approximately $250,000 and $322,497 for the fiscal years ended September 30, 2012 and 2011, respectively.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Messrs. Kenneth Plotkin, Bernard Herman, Adam M Zeitsiff and Seymour G. Siegel. Each of Messrs. Herman, Zeitsiff and Siegel is currently an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Audit Committee

The Audit Committee of the Board of Directors is responsible for (i) the appointment, compensation, retention and oversight of the work of the independent registered public accountants, (ii) reviewing our financial statements with management and the independent registered public accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent registered public accountants with regard to the adequacy of internal accounting controls. The members of the Audit Committee currently are Messrs. Herman, Zeitsiff and Siegel. Our Board of Directors has determined that we have an "audit committee financial expert" (as defined by Item 407(d)(5) of Regulation S-K as promulgated by the Securities and Exchange Commission) serving on our Audit Committee. Our audit committee financial expert is Seymour G. Siegel. The directors who serve on the Audit Committee are "independent" directors based on the definition of independence in the listing rules of The Nasdaq Stock Market. Our Board of Directors has adopted a written charter for the Audit Committee.  A copy of the charter is available on our website, www.hauppauge.com.

Nominating Committee

The purpose of the Nominating Committee of the Board of Directors is to assist the Board of Directors in identifying and recruiting qualified individuals to become Board members and select director nominees to be presented for Board and/or stockholder approval. The members of the Nominating Committee currently are Messrs. Herman, Zeitsiff and Siegel.

The directors who serve on the Nominating Committee are "independent" directors based on the definition of independence in the listing rules of The Nasdaq Stock Market. Our Board of Directors has adopted a written charter for the Nominating Committee. A copy of the charter is available on our website, www.hauppauge.com.

Compensation Committee

The Compensation Committee of the Board of Directors is responsible for providing assistance to the Board of Directors in discharging the Board of Directors' responsibilities relating to management organization, performance, compensation and succession, including considering and authorizing the compensation philosophy for the Company's personnel; making recommendations to the Board of Directors with respect to the Company's employee benefit plans; administering the Company's incentive, deferred compensation and equity based plans; reviewing and approving corporate goals and objectives relevant to chief executive officer and senior management compensation, evaluating chief executive officer and senior management performance in light of those goals and objectives and, either as a committee or together with other independent directors (as directed by the Board of Directors), determining and approving chief executive officer and senior management compensation based on this evaluation; and annually reviewing and approving perquisites for the chief executive officer and senior management. The members of the Compensation Committee currently are Messrs. Herman, Zeitsiff and Siegel. The directors who serve on the Compensation Committee are "independent" directors based on the definition of independence in the listing rules of The Nasdaq Stock Market. Our Board of Directors has adopted a written charter for the Compensation Committee.  A copy of the charter is available on our website, www.hauppauge.com.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by BDO USA, LLP, our principal independent registered public accountants, for professional services rendered for the fiscal years ended September 30, 2012 and September 30, 2011, respectively:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit Fees (1)	$163,000	$177,000
Tax Fees (2)	23,000	34,000
Audit-Related Fees	-	-
All Other Fees	-	-
Total Fees	$186,000	$211,000

(1)	Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings (including in fiscal 2012 the filing of a Form S-8) or engagements for the fiscal years ended September 30, 2012 and September 30, 2011, respectively.

(2)	Tax fees consist of aggregate fees billed for professional services rendered for tax compliance and tax preparation for our federal and state tax filings. For fiscal 2012, $21,979 was related to the preparation of our federal and state tax returns and $1,528 was related to services rendered for a New York State tax audit.

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

(a)((1)  Financial Statements

The following documents are included in Item 8 of this Annual Report on Form 10-K:

(a)(2)   Financial Statement Schedules-not applicable

(a)(3)   Exhibits

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated October 25, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, Avid Technology International BV, and PCTV Corp. (11)

2.1.1	Buyer Parent Guaranty, dated October 25, 2008, by Hauppauge Digital Inc. to and for the benefit of Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, and Avid Technology International BV (11)

2.1.2	Amendment No. 1 to Asset Purchase Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, Avid Technology International BV, and PCTV Corp. (14)

2.1.3	Secured Promissory Note, dated December 24, 2008, made by PCTV Systems Sarl in favor of Avid Technology, Inc. (14)

2.1.4	Transition Services Agreement, dated December 24, 2008, by and among Hauppauge Digital Europe Sarl, PCTV Systems Sarl, Hauppauge Computer Works Inc., Avid Technology, Inc., Pinnacle Systems, Inc., Avid Technology GMBH, Avid Development GMBH, and Avid Technology International BV (14)

2.1.5	Inventory and Product Return Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Avid Technology International BV, Hauppauge Computer Works Inc. and Hauppauge Digital Europe Sarl (14)

2.1.6	Intellectual Property License Agreement, dated December 24, 2008, by and among Avid Technology, Inc., Pinnacle Systems, Inc. and PCTV Systems Sarl (14)

2.1.7	Audited financial statements of the PCTV Business of Avid Technology, Inc. as of September 30, 2008 and December 31, 2007 and un-audited pro forma financial statement of operations of Hauppauge Digital Inc. and the PCTV Business of Avid Technology, Inc. for the year ended September 30, 2008. (15)

3.1	Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 14, 2000 (12)

3.2	By-laws, as amended to date (2)

4.1	Form of Common Stock Certificate (1)

4.2	1994 Incentive Stock Option Plan (1)

4.3	1996 Non-Qualified Stock Option Plan (6)

4.4	1998 Incentive Stock Option Plan (6)

4.5	2000 Hauppauge Digital Inc. Performance and Equity Incentive Plan (3)

4.6	Hauppauge Digital Inc. Employee Stock Purchase Plan (4)

4.7	2003 Hauppauge Digital Inc. Performance and Equity Incentive Plan (5)

4.8	Amendment to 2003 Hauppauge Digital Inc. Performance and Equity Incentive Plan (10)

4.9	Amendment to the Hauppauge Digital Inc. Employee Stock Purchase Plan (4)

4.10	Second Amendment to the Hauppauge Digital Inc. Employee Stock Purchase Plan (4)

4.11	Third Amendment to the Hauppauge Digital Inc. Employee Stock Purchase Plan (10)

4.12	Hauppauge Digital Inc. 2012 Performance and Equity Incentive Plan (16)

10.1	Employment Agreement, dated as of January 10, 1998, by and between Hauppauge Digital Inc. and Kenneth Plotkin (6)

10.1.1	Amendment to Employment Agreement with Kenneth Plotkin, dated April 10, 2008 (13)

10.2	Lease, dated February 7, 1990, between Ladokk Realty Company and Hauppauge Computer Works Inc. (1)

10.2.1	Modification made February 1, 1996 to Lease dated February 7, 1990 between Ladokk Realty Company and Hauppauge Computer Works Inc. (6)

10.2.2	Lease, dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works Inc. (7)

10.2.3	Amendment dated October 17, 2006 to Lease dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works Inc. (8)

14	Code of Ethics, as amended to date (9)

21	Subsidiaries

23	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

** Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Denotes document filed as an Exhibit to our Registration Statement on Form SB-2 (No. 33-85426), as amended, effective January 10, 1995 and incorporated herein by reference.
(2)	Denotes document filed as an Exhibit to our Form 8-K dated December 26, 2007 (File Number: 001-13550, Film Number: 071326828) and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No. 333-46906), and incorporated herein by reference.
(4)	Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No. 333-46910), and as an Exhibit to our Proxy Statement on Schedule 14A dated September 18, 2006 (File Number: 001-13550, Film Number: 061105723) and incorporated herein by reference.
(5)	Denotes document filed as an Exhibit to our Registration Statement on Form S-8 (No. 333-109065), and as an Exhibit to our Proxy Statement on Schedule 14A dated September 18, 2006 (File Number: 001-13550, Film Number: 061105723) and incorporated herein by reference.
(6)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2003 (File Number: 001-13550, Film Number: 031073457) and incorporated herein by reference.
(7)	Denotes document filed as an Exhibit to our Form 10-Q for the period ended March 31, 2004 (File Number: 001-13550, Film Number: 04809252) and incorporated herein by reference.
(8)	Denotes document filed as an Exhibit to our Form 8-K dated October 17, 2006 (File Number: 001-13550, Film Number: 061149507)) and incorporated herein by reference.
(9)	Denotes document filed as an Exhibit to our Form 8-K dated August 23, 2004 (File Number: 001-13550, Film Number: 04995501) and incorporated herein by reference.
(10)	Denotes document filed as an Exhibit to our Form 8-K dated October 17, 2006 (File Number: 001-13550, Film Number: 061148847)) and incorporated herein by reference.
(11)	Denotes document filed as an Exhibit to our Form 8-K dated October 25, 2008 and incorporated herein by reference.
(12)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2006 (File Number: 001-13550, Film Number: 061302843), and incorporated herein by reference.
(13)	Denotes document filed as an Exhibit to our Form 8-K dated April 10, 2008, and incorporated herein by reference.
(14)	Denotes document filed as an Exhibit to our Form 8-K dated December 24, 2008, and incorporated herein by reference.
(15)	Denotes document filed as an Exhibit to our Form 8-K-A dated March 9, 2009, and incorporated herein by reference.
(16)	Denotes document filed as Appendix A-1 to our Proxy Statement on Schedule 14A filed on July 2, 2012, and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Hauppauge Digital Inc. and Subsidiaries

Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Hauppauge Digital Inc. and Subsidiaries as of September 30, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital Inc. and Subsidiaries at September 30, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
BDO USA, LLP

Melville, New York
December 28, 2012

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2012	2011
ASSETS:
Current Assets:
Cash and cash equivalents	$5,095,853	$4,080,537
Accounts receivable, net of various allowances	2,618,081	3,708,696
Other non trade receivables	1,995,654	2,408,326
Inventories	9,497,856	10,092,224
Deferred tax asset-current	977,488	1,127,641
Prepaid expenses and other current assets	1,088,085	992,258
Total current assets	21,273,017	22,409,682

Intangible assets, net	2,431,594	3,186,430
Property, plant and equipment, net	235,978	368,703
Security deposits and other non-current assets	109,218	112,813
Deferred tax asset-non current	622,272	789,297
Total assets	$24,672,079	$26,866,925

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable	$5,865,085	$6,674,900
Accrued expenses – fees	4,002,754	4,082,719
Accrued expenses	12,608,759	11,417,895
Income taxes payable	230,123	242,201
Total current liabilities	22,706,721	22,417,715

Commitments and contingencies

Stockholders' Equity
Common stock $.01 par value; 25,000,000 shares authorized,
10,882,823 issued	108,828	108,828
Additional paid-in capital	18,316,085	18,187,595
Retained deficit	(9,443,408)	(6,899,958)
Accumulated other comprehensive loss	(4,610,599)	(4,541,707)
Treasury stock at cost, 760,479 shares	(2,405,548)	(2,405,548)
Total stockholders' equity	1,965,358	4,449,210
Total liabilities and stockholders’ equity	$24,672,079	$26,866,925

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2012	2011
Net sales	$44,640,360	$42,343,059
Cost of sales	31,144,077	29,262,521
Gross profit	13,496,283	13,080,538

Selling, general and administrative expenses	12,187,542	14,486,996
Research and development expenses	3,399,212	4,258,023
Loss from operations	(2,090,471)	(5,664,481)

Other Income:
Interest income	4,500	10,450
Foreign currency	9,903	6,268
Total other income	14,403	16,718
Loss before income tax provision	(2,076,068)	(5,647,763)
Current income tax expense	150,204	197,309
Deferred income tax expense	317,178	4,000
Net loss	$(2,543,450)	$(5,849,072)
Net loss per share:
Basic and Diluted	$(0.25)	$(0.58)

See accompanying notes to consolidated financial statements

F-4

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended September 30,
	2012	2011
Comprehensive loss:

Net loss	$(2,543,450)	$(5,849,072)
Foreign currency translation loss	(68,892)	(131,030)
Comprehensive loss	$(2,612,342)	$(5,980,102)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	Common Stock
	Number		Additional	Retained	Accumulated Other
	Of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Income (Loss)	Treasury Stock	Total

BALANCE AT SEPTEMBER 30, 2010	10,842,274	$108,423	$17,739,330	$(1,050,886)	$(4,410,677)	$(2,405,548)	$9,980,642
Net loss for the year ended September 30, 2011	-	-	-	(5,849,072)	-	-	(5,849,072)
Stock compensation	-	-	401,872	-	-	-	401,872
Exercise of stock options	40,375	403	46,100	-	-	-	46,503
Foreign currency translation loss	-	-	-	-	(131,030)	-	(131,030)
Stock issued through Employee Stock Purchase plan	174	2	293	-	-	-	295
BALANCE AT SEPTEMBER 30, 2011	10,882,823	108,828	18,187,595	(6,899,958)	(4,541,707)	(2,405,548)	4,449,210
Net loss for the year ended September 30, 2012	-	-	-	(2,543,450)	-	-	(2,543,450)
Stock compensation	-	-	128,490	-	-	-	128,490
Foreign currency translation loss	-	-	-	-	(68,892)	-	(68,892)
BALANCE AT SEPTEMBER 30, 2012	10,882,823	$108,828	$18,316,085	$(9,443,408)	$(4,610,599)	$(2,405,548)	$1,965,358

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2012	2011

Cash Flows From Operating Activities:
Net loss	$(2,543,450)	$(5,849,072)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	178,190	232,550
Amortization of intangible assets	754,836	754,836
Stock compensation expense	128,490	401,872
Deferred tax expense	317,178	4,000
Sales return reserve, net	(120,834)	(174,435)
Provision for bad debt	40,000	40,000
Provision for slow moving inventory	465,000	269,000
Other	21,581	3,401
Changes in current assets and liabilities:
Accounts receivable and other non trade receivables	1,796,195	1,028,682
Inventories	(161,911)	662,537
Prepaid expenses and other current assets	(107,792)	(7,523)
Accounts payable	(793,813)	(634,067)
Accrued expenses and income taxes payable	1,147,754	291,933
Total adjustments	3,664,874	2,872,786
Net cash provided by (used in) operating activities	1,121,424	(2,976,286)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(45,465)	(56,294)
Net cash used in investing activities	(45,465)	(56,294)

Cash Flows From Financing Activities:
Proceeds from employee stock purchases	-	46,798
Net cash provided by financing activities	-	46,798
Effect of exchange rates on cash	(60,643)	8,415
Net increase (decrease) in cash and cash equivalents	1,015,316	(2,977,367)
Cash and cash equivalents, beginning of year	4,080,537	7,057,904
Cash and cash equivalents, end of year	$5,095,853	$4,080,537
Supplemental disclosures:

Income taxes paid	$161,455	$206,157

See accompanying notes to consolidated financial statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hauppauge Digital Inc. and its wholly-owned subsidiaries, Hauppauge Computer Works Inc., Hauppauge Digital Inc. Taiwan, PCTV Systems Sarl, its branch PCTV Systems GmbH, Hauppauge Digital Europe Sarl, its branch Hauppauge Digital Europe Sarl Ireland and Hauppauge Digital Europe Sarl’s wholly-owned subsidiaries, Hauppauge Digital Asia Pte Ltd, Hauppauge Computer Works, GmbH, Hauppauge Computer Works, Ltd. and Hauppauge Computer Works Sarl, ( collectively, the “Company”). All inter-company accounts and transactions have been eliminated.

Nature of Business

Hauppauge Digital Inc. is a developer of analog and digital video products for the personal computer and Apple iPad and iPhone market. Through its Hauppauge Computer Works Inc., Hauppauge Digital Europe Sarl and PCTV subsidiaries, the Company designs, develops, manufactures and markets analog, digital and other types of TV tuners, streaming video and video recorders and other devices that allow PC users to watch television on an Apple iPad, iPhone or PC. Certain of the Company’s products also enable the recording of video from game consoles and TV shows to a PCs hard disk, receiving of digital TV data transmissions, and the display of digital media stored on a computer to a TV set and other mobile devices via a home network. The Company, incorporated in Delaware in August 1994, is headquartered in Hauppauge, New York. The Company has administrative offices in Luxembourg, Ireland and Singapore and sales offices in Germany, London, Paris, The Netherlands, Sweden, Italy, Spain, Singapore, Taiwan and California and research and development centers in Hauppauge, New York, Braunschweig, Germany and Taiwan.

The Company’s products fall under three product categories:

•	TV receivers, which include Digital TV tuners for PCs, analog TV receivers, our Broadway Internet streaming TV receiver and hybrid analog and digital TV tuner products
•	Video recorder products, such as USB-Live2, HD PVR, HD PVR 2 and Colossus
•	Non-TV tuner products such as the ImpactVCB, MediaMVP-HD and our TV applications for the PC and the Apple iPad and iPhone.

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

Product Segment and Geographic Information

The Company operates primarily in one business segment, which is the development, marketing and manufacturing of TV receiver and video recording products for the personal computer market. Most of the Company’s products are similar in function and share commonality of component parts and manufacturing processes. The Company’s products are either sold, or can be sold, by the same retailers and distributors in the Company’s marketing channel. The Company also sells its TV tuner products directly to PC manufacturers. The Company evaluates its product lines under the functional categories of video recorder products, such as the USB-Live2, TV tuner products and other video products and software.

Sales by functional category are as follows:

	Fiscal years ended September 30,
	2012	2011
Product line sales
Video recorder products	$23,828,900	$17,693,070
TV tuner products	18,546,331	23,220,545
Other video products and software	2,265,129	1,429,444
Total sales	$44,640,360	$42,343,059

The Company sells its product through a domestic and international network of distributors and retailers.

Net sales to customers by geographic location consist of:

	Fiscal years ended September 30,
Sales to:	2012	2011
The Americas	56%	59%
Northern Europe	12%	12%
Southern Europe	11%	10%
Central and Eastern Europe	17%	15%
Asia	4%	4%
Total	100%	100%

Net long lived assets located in the United States, Europe and Asia were approximately 60%, 35% and 5% of total net long lived assets, respectively, at September 30, 2012, and 55%, 39% and 6%, respectively, at September 30, 2011.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit. Concentration of credit risk with respect to accounts receivable exists because the Company operates in one industry (also see Note 10). Although the Company operates in one business segment, it does not believe that it has a material concentration of credit risk either from an individual counter party or a group of counter parties, due to the large and diverse user group for its products. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible amounts.

Shipping and Handling Costs

The Company records all shipping and handling charges in Cost of Sales.

Revenue Recognition

The Company sells through a sales channel which is comprised of retailers, PC manufacturers and distributors. The majority of the Company’s customers are granted lines of credit. The product is shipped on account with the majority of customers typically given 30 to 60 day payment terms. Those customers deemed as significant credit risks either pay in advance or issue the Company a letter of credit. The Company requires the customer to submit a purchase order to the Company. The product price and payment terms are fixed per the terms of the purchase order. Upon shipment of the order to the customer, the title to the goods is passed to the customer. The customer is legally obligated to pay for the order within the payment terms stated on the customer’s purchase order. The obligation to insure the products and the cost of pilferage, while in the customer’s possession, is the responsibility of the customer. The Company sells analog, hybrid video recorders or digital computer products that are stocked on the shelves of retailers and are subject to the normal consumer traffic that retail stores attract. Aside from normal store promotions such as advertisements in the store’s circular, the Company has no further obligation to assist in the resale of the products.

The Company offers some of its customers a right of return. The Company’s accounting complies with (Financial Accounting Standards Board (“FASB”) ASC 605-15 “Revenue Recognition when Right of Return Exists”, as typically at the end of every quarter the Company, based on historical data, evaluates its sales reserve level based on the previous six months sales. Due to seasonal nature of the business coupled with the changing economic environment, management exercises judgment with regard to the historical data when calculating the reserve.

The Company offers mail-in rebates on certain products at certain times as determined by the Company. The rebates are recorded as a reduction to sales. The Company also participates in limited cooperative advertising programs with retailers and distributors and accounts for these in accordance with FASB ASC 605-50, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” and classifies these expenses as a component of sales and marketing expenses.

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

Inventories

Inventories are valued at the lower of cost (principally average cost) or market. Cost adjustments have been provided to reduce obsolete and/or excess inventory to its net realizable value.

Property, Plant and Equipment

Depreciation of office equipment and machinery and amortization of leasehold improvements is provided for using both accelerated and straight line methods over the estimated useful lives of the related assets as follows:

Office Equipment and Machinery: 5 to 7 years

Leasehold improvements: asset life or lease term, whichever is shorter

Income taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements and for tax credit carry forwards. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized. The Company follows FASB ASC 740-10 , under which tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. As of September 30, 2012 and 2011, the Company did not have any uncertain tax positions, and due to unused tax loss carry forwards, has three years worth of open tax years. The Company does not expect any open tax years or uncertain tax positions to have a significant impact on its results of operations or financial position during the next 12 months.  As permitted by ASC-740-10, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision.

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

Foreign Currency Translations and Transactions

The Company’s Asian subsidiary’s functional currency is the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate during the year. Translation adjustments arising from the translation to U.S. Dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity. Gains and losses resulting from transactions that are denominated in currencies other than the functional currency are included in earnings as a component of other income. The Company had a translation loss of $4,541,707 recorded on the balance sheet as of September 30, 2011. For the fiscal year ended September 30, 2012, the Company recorded balance sheet translation losses of $68,892, resulting in an accumulated translation loss of $4,610,599 recorded as a component of accumulated other comprehensive loss as of September 30, 2012.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, receivables and accounts payable, approximate fair value as of September 30, 2012 and 2011 because of the relatively short term maturity of these instruments.

Net income (loss) per share

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding for the period. Diluted net income (loss) per share reflects, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings (loss) per share follows:

	Years ended September 30,
	2012	2011
Weighted average Common Stock outstanding-basic	10,122,344	10,108,670
Common Stock equivalents-stock options	-	-
Weighted average shares outstanding-diluted	10,122,344	10,108,670

Options to purchase 1,524,567 and 1,382,692 shares of Common Stock at prices ranging $0.77 to $7.45 and $0.95 to $7.45, respectively, were outstanding as of September 30, 2012 and 2011, respectively, but were not included in the computation of diluted net loss per share of Common Stock because they were anti-dilutive.

Stock Based Compensation

The Company follows FASB ASC-718 “Share Based Payments”, under which the fair value of stock options are determined using the Black-Scholes valuation model and such fair value is recognized as an expense over the service period, net of estimated forfeitures. As of September 30, 2012, options had been issued from four incentive option plans and one non qualified option plan. These options typically vest over a period of four to five years. Options granted have a contract term of 10 years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions in the table below based on the interest rate of a 10 year government bond and an expected volatility based on historical data of the Company’s stock.

Stock option grant assumptions:	2012	2011
Weighted average fair value of grants	$0.63	$1.47
Risk free interest rate	1.96% and 1.66%	2.75%
Dividend yield	-	-
Expected volatility	65%	65%
Expected life in years	7	7

As of September 30, 2012, there was $293,398 of total unrecognized compensation expense net of estimated forfeitures, related to non-vested share based compensation arrangements which is expected to be recognized over a weighted average period of 4 years. The total stock based compensation recorded during the years ended September 30, 2012 and 2011 was $128,490 and $401,872. For September 30, 2012 and 2011, stock compensation expense of $81,773 and $255,770 have been recorded to selling, general and administrative expense and $46,717 and $146,102 have been recorded to research and development expense.

Accrued expenses - fees

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

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the previous option to report other comprehensive income and its components in the statement of stockholders’ equity. In December 2011, the FASB issued an amendment to defer indefinitely a requirement in the June 2011 standard that called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The Company already complies with this disclosure guidance.

2.	Accounts receivable

On a daily basis, the Company credit approves all orders scheduled for shipment. Customers who are over their credit limit or who have invoices that are past their due date are typically placed on credit hold until the credit problem is resolved. Credit reviews are performed on new customers. Existing customers who request an increased credit line are subject to a new credit review before increases in their credit line are approved.

The Company’s reserve for bad debt is computed using a specific identification method. On a quarterly basis the Company reviews the age and quality of its accounts receivable. The Company reserves amounts due us from companies that have gone bankrupt or companies that it evaluates are near bankrupt.

Receivables consist of:

•	Trade receivables from sales to customers
•	Receivables pertaining to component parts purchased from the Company by its contract manufacturers which are excluded from sales
•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by the Company’s Asian and European locations
•	Allowances, consisting of sales returns and allowances and bad debt
•	Other minor non trade receivables

The following is a listing by category of the Company’s accounts receivable as of September 30, 2012 and 2011.

	As of September 30,
Receivable detail:	2012	2011
Trade receivables	$6,319,544	$7,893,923
Allowance for doubtful accounts	(352,123)	(423,773)
Sales returns and allowances	(3,349,340)	(3,761,454)
Net trade receivables	$2,618,081	$3,708,696

Receivable from contract manufacturers	$1,649,444	$2,030,251
GST and VAT taxes receivables	287,446	298,303
Other	58,764	79,772
Total other non trade receivables	$1,995,654	$2,408,326

3. Inventories

Inventories consist of the following:

	September 30,
	2012	2011
Component Parts	$3,412,673	$3,504,129
Finished goods	3,563,284	3,774,917
Subtotal	6,975,957	7,279,046
Reserve for anticipated sales returns at cost	2,521,899	2,813,178
Total	$9,497,856	$10,092,224

4. Property, Plant and Equipment

The following is a summary of property, plant and equipment:

	September 30,
	2012	2011
Office Equipment and Machinery	$1,663,528	$1,628,807
Less: Accumulated depreciation and amortization	(1,427,550)	(1,260,104)
	$235,978	$368,703

Depreciation and amortization expense totaled $ 178,190 and $ 232,550 for the years ended September 30, 2012 and 2011, respectively.

5. Intangible Assets

The following is a summary of intangible assets as of September 30, 2012 and 2011

			Net	Weighted
As of September 30, 2012	Purchase	Accumulated	Book	average remaining
Asset description	Cost	Amortization	Value	life (in years)
Customer relationships	$1,644,353	(513,859)	$1,130,494	8.25
Value of technology	1,849,897	(991,017)	858,880	3.25
Covenant not to compete	1,767,979	(1,325,759)	442,220	1.25
Total intangible assets	$5,262,229	$(2,830,635)	$2,431,594	6.29

			Net	Weighted
As of September 30, 2011	Purchase	Accumulated	Book	average remaining
Asset description	Cost	Amortization	Value	life (in years)
Customer relationships	$1,644,353	(376,830)	$1,267,523	9.25
Value of technology	1,849,897	(726,745)	1,123,152	4.25
Covenant not to compete	1,767,979	(972,223)	795,756	2.25
Total intangible assets	$5,262,229	$(2,075,799)	$3,186,430	6.90

Amortization expense totaled $754,836 for each of the years ended September 30, 2012 and 2011. Amortization expense is expected to be approximately $755,000 for the year ending September 30, 2013, $490,000 for the year ending September 30, 2014, $401,000 for the year ending September 30, 2015, $204,000 for the year ending September 30, 2016 and $582,000 for the years ending September 30, 2018 through September 30, 2021.

6. Accrued Expenses – Fees

The Company uses software and technology purchased or licensed from third parties in certain of the Company’s products. The Company recognizes and estimates the amount of fees owed to third parties based on products sold that include software and technology purchased or licensed from these third parties.  During fiscal 2012 and 2011, the Company reduced its accrued expense fees by approximately $310,000 and $569,000, respectively, due to changes in estimates.

During fiscal 2012, $1,494,875 in fees were charged to cost of sales and $1,574,839 in fees were paid to various third parties. During fiscal 2011, $1,745,092 in fees were charged to cost of sales and $2,059,485 in fees were paid to various third parties.

7. Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs, and for which no invoice has been rendered. Included in accrued expenses are accruals for product costs of $8,943,687 and $7,818,624 as of September 30, 2012 and 2011, respectively; accruals for sales costs relating to a sales rebate program of $1,773,589 and $1,516,987 as of September 30, 2012 and 2011, respectively; accruals for freight and duty expenses of $979,712 and $991,616 as of September 30, 2012 and 2011, respectively; accruals for compensation costs of $207,683 and $289,031 as of September 30, 2012 and 2011, respectively; accruals for warranty repair costs of $110,878 and $120,286 as of September 30, 2012 and 2011, respectively, accruals for advertising and marketing costs of $200,367 and $221,618 as of September 30, 2012 and 2011, respectively and severance accruals of $392,843 and $459,733 as of September 30, 2012 and 2011, respectively.

8. Income Taxes

The Company’s income tax provision consists of the following:

	Years ended September 30,
	2012	2011
Current tax expense:
State income taxes	$40,000	$40,000
Foreign income taxes	110,204	157,309
Total current tax expense	150,204	197,309
Deferred tax expense
Federal	283,779	3,579
State	33,399	421
Total deferred tax expense	317,178	4,000
Total tax provision	$467,382	$201,309

Components of deferred taxes are as follows:

	Years ended September 30,
	2012	2011

Net operating loss domestic	$367,959	$505,522
Net operating loss foreign	475,693	475,693
Sales returns and allowances	314,428	360,345
Inventory obsolescence reserve	355,627	424,215
Allowance for bad debts	133,807	161,034
Vacation accrual	24,588	24,588
Warranty reserve	9,158	9,158
263 A inventory capitalization	139,880	148,301
Depreciation	39,928	48,870
Goodwill	53,296	73,816
AMT credit	177,704	177,704
R&D credit	311,275	391,356
Subtotal	2,403,343	2,800,602
Valuation allowance	(803,583)	(883,664)
Net deferred tax assets	$1,599,760	$1,916,938

The Company’s net deferred tax asset is primarily attributable to our Hauppauge Computer Works Inc. domestic operations and consists primarily of timing differences. In evaluating the future realization of the Company’s deferred tax asset and the corresponding valuation allowance as of September 30, 2012, the Company took into consideration:

•	before inventory disposals, write offs of accounts receivable and utilization of net operating loss carry-forwards, our domestic operations had taxable income in four of the last five fiscal years;

•	over the last five fiscal years our domestic operations had $3,871,521 in inventory disposals, account receivable write offs and net operating loss carry-forward utilization, which at a 38% blended tax rate provided a $1,471,178 reduction in taxes payable;

•	a three year forecast that included the impact of new products as well as an expense reduction plan that the Company put into effect which supports the deferred tax asset utilization of our current net operating losses and a portion of our current timing differences over the next three years;

•	our history of utilization of prior domestic net operating losses.

After evaluating the circumstances listed above, it was the Company’s opinion that its net deferred tax asset of $1,599,760 is realizable as of September 30, 2012.

As of September 30, 2012, the Company had $968,314 in unrestricted domestic net operating losses expiring between 2023 and 2026. As of September 30, 2012, the Company had tax credit carry forwards for research and development expenses totaling $311,275 (which expire between 2013 and 2014) which have a full valuation allowance recorded against them. In addition, there are foreign net operating losses which have a full valuation allowance recorded against them.

No provision has been made for income taxes on substantially all of the undistributed earnings of the Company’s foreign subsidiaries of approximately $1,429,000 at September 30, 2012 as the Company intends to indefinitely reinvest such earnings.

The difference between the actual income tax provision (benefit) and the tax provision computed by applying the Federal statutory income tax rate of 34% to the loss before income tax is attributable to the following:

	Years ended September 30,
	2012	2011
Income tax benefit at federal statutory rate	$(705,863)	$(1,920,239)
Change in estimate of prior year income taxes	22,820	3,619
Permanent differences-life insurance	1,700	1,700
Permanent differences-compensation expense	43,687	136,636
Permanent differences-other	1,700	1,700
State income taxes, net of federal benefit	26,400	40,421
Foreign earnings taxed at rates other than the federal statutory rate	1,073,189	1,936,780
Other	3,749	692
Tax provision	$467,382	$201,309

The Company’s Luxembourg corporation functions as the entity which services the Company’s European customers. The Company has separate domestic and foreign tax entities, with the Luxembourg entity paying a royalty fee to the Company’s domestic operation for use of the Hauppauge name.

Including royalty fees received from the Company’s Luxembourg subsidiary, the Company’s domestic operation generated pretax income of $756,241 and $327,577 for the years ended September 30, 2012 and 2011, respectively. The Company’s international operations had pretax loss including royalty fees of $2,848,072 and $5,975,340 for the years ended September 30, 2012 and 2011, respectively. Due to unused tax loss carry forwards, the Company has three years worth of open tax years.

9. Stockholders’ Equity

a. Treasury Stock

The Company’s Board of Directors approved a stock repurchase program which allows for the repurchase of 1,200,000 shares under the plan. As of September 30, 2012, the Company held 760,479 treasury shares purchased for $2,405,548 at an average purchase price of approximately $3.16 per share.

b. Stock Compensation Plans

On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company’s stockholders on March 5, 1996. The plan expired on March 5, 2006 and no more options can be issued under this plan. This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code. As of September 30, 2012 and 2011, 99,500 options ranging in exercise prices from $1.08 to $4.13 were outstanding under the 1996 Non-Qualified Plan.

On December 17, 1997, the Company’s Board of Directors adopted and authorized a new incentive stock option plan pursuant to section 422A of the Internal Revenue Code. This plan was approved by the Company’s stockholders at the Company’s March 12, 1998 Annual Stockholders’ Meeting. This plan terminated on December 16, 2007 and no further options can be issued under this plan. As of September 30, 2012 and 2011, 40,925 options were outstanding with an exercise price of $1.08.

The Company’s Board of Directors, on May 9, 2000, adopted the 2000 Performance and Equity Incentive Plan (the “2000 Plan”). This plan was approved by the stockholders at the Company’s July 18, 2000 Annual Stockholders’ Meeting. The purpose of the 2000 Plan is to attract, retain and motivate key employees, directors and non-employee consultants. The plan expired on May 9, 2010 and no more options can be issued under this plan. As of September 30, 2012 and 2011, 77,517 and 125,517 options were outstanding from this plan with an exercise price of $1.08 as of September 30, 2012 and exercise prices ranging from $1.05 to $1.375 as of September 30, 2011.

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

The 2003 Plan as adopted reserves up to 500,000 shares of Common Stock to be issued pursuant to stock options grants or other awards, subject to adjustment for any merger, reorganization, consolidation, recapitalization, stock dividend, stock split or any other changes in corporate structure affecting the Common Stock. All of the Common Stock which may be awarded under the 2003 Plan may be subject to delivery through Incentive Stock Option Plans. The 2003 Plan is administered by the Board of Directors or a Committee thereof composed of two or more members who are non-employee Directors (the “Committee”). Grants of awards under the 2003 Plan to non-employee Directors require the approval of the Board of Directors. On September 5, 2006, the Company’s Board of Directors approved an amendment which increased the number of shares of Common Stock authorized and reserved for issuance under the plan by an additional 1,000,000 shares. The amendment was approved by the Company’s stockholders at the Company’s October 17, 2006 Annual Stockholders Meeting.

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

This plan allows the granting of options as either incentive stock options or non-qualified options. Non-employee directors and non-employee consultants may only be granted Non-Qualified Stock Options. Incentive stock options are priced at the market value at the time of grant and shall be exercisable no more than ten years after the date of the grant. Incentive stock options granted to employees who own 10% or more of the Company’s combined voting power cannot be granted with exercise prices less than 110% of the market value at the time of grant. Non-qualified options shall be granted at a price determined by the Board of Directors and shall be exercisable no more than 10 years and one month after the grant. The aggregate fair market value of shares subject to an incentive stock option granted to an optionee in any calendar year shall not exceed $100,000. Any fair value at the time of grant that exceeds $100,000 in any calendar year will not be deemed as incentive stock options. As of September 30, 2012 and 2011, 1,268,625 and 1,116,750 options were outstanding from this plan ranging in exercise prices from $0.77 to $7.45 as of September 30, 2012 and $0.95 to $7.45 as of September 30, 2011.

The Board or the Committee may grant options with a reload feature. A reload feature shall only apply when the option price is paid by delivery of Common Stock held by the optionee for at least 12 months. The agreement for options containing the reload feature shall provide that the option holder shall receive, contemporaneously with the payment of the option price in Common Stock, a reload stock option to purchase the number of Common Stock equal to the number of Common Stock used to exercise the option, and, to the extent authorized by the Board or the Committee, the number of Common Stock used to satisfy any tax withholding requirement incident to the underlying Stock Option. The exercise price of the reload options shall be equal to the fair market value of the Common Stock on the date of grant of the reload option and each reload option shall be fully exercisable six months from the effective date of the grant of such reload option. The term of the reload option shall be equal to the remaining term of the option which gave rise to the reload option. No additional reload options shall be granted to optionees when Stock Options are exercised following the termination of the optionee’s employment. Subject to the foregoing, the terms of the 2003 Plan applicable to the option shall be equally applicable to the reload option. To date, no options with reload features have been granted.

Stock Appreciation Rights (“SARs”) may be granted in conjunction with all or part of any stock option granted under the 2003 Plan or independent of a stock option grant. SARs shall be subject to such terms and conditions as shall be determined by the Board or the Committee. Upon the exercise of a SAR, a holder shall be entitled to receive an amount in cash, Common Stock, or both, equal in value to the excess of the fair market value of a share of Common Stock on the date of exercise over the option exercise price of the SAR specified in the related Stock Option for each SAR exercised. Shares of Restricted Stock may also be issued either alone or in addition to other awards granted under the 2003 Plan. The Board or the Committee shall determine the officers, key employees and non-employee consultants to whom and the time or times at which grants of Restricted Stock will be made, the number of shares to be awarded, the time or times within which such awards may be subject to forfeiture and any other terms and conditions of the awards. Long term performance awards may be awarded either alone or in addition to other awards granted under the 2003 Plan. The Board or the Committee shall determine the nature, length, and starting date of the performance period which shall generally be at least two years. The maximum award for any individual with respect to any one year of any applicable performance period shall be 100,000 shares of Common Stock. To date, no SARs, Restricted Stock or performance awards have been granted.

Upon a Change in Control as defined in the 2003 Plan, but only to the extent determined by the Board or the Committee, stock options, SARs and long term performance awards (the “Award”) will vest, provided that no award granted to an employee of the Company shall vest or be exercisable unless the employee’s employment is terminated within 24 months from the date of the Change in Control, (as defined in the 2003 Plan) unless the employee is terminated for Cause, as defined in the 2003 Plan or if the employee resigns his employment without Good Reason, as defined in the 2003 Plan. Otherwise, the Award shall not vest and be exercisable upon a Change in Control, unless otherwise determined. The employee shall have 30 days from after his employment is terminated due to a Change in Control to exercise all unexercised Awards. However, in the event of the death or disability of the employee, all unexercised Awards must be exercised within twelve (12) months after the death or disability of the employee.

The Company’s Board of Directors on May 17, 2012 adopted the 2012 Performance and Equity Incentive Plan (the “2012 Plan”). This plan was approved by the stockholders at the Company’s August 15, 2012 Annual Stockholders’ Meeting. The purpose of the 2012 Plan is to provide equity ownership opportunities and performance based incentives to attract and retain the services of Eligible Participants who are key employees, Directors and non-employee consultants of the Company and its Subsidiaries, so as to motivate such individuals to put forth maximum efforts on behalf of the Company, to promote the success of the Company’s business.

The 2012 Plan as adopted reserves up to 1,000,000 shares of our common stock. The number of shares is subject to adjustment in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, stock split (including reverse stock splits) or other changes in corporate structure affecting the common stock. All of the common stock which may be awarded under the 2012 Plan may be subject to delivery through Incentive Stock Options. No Award may be granted under the 2012 Plan after May 16, 2022. An Award means an award of a Stock Option, Stock Appreciation Right, Restricted Stock, Performance Award, Other Stock Award or other award or benefit as provided in the 2012 Plan. The 2012 Plan will be administered by one or more different Committees with respect to the different groups of Eligible Participants to the extent desirable to qualify Awards in accordance with the requirements of Applicable Laws. A Committee consists of (i) the Board or (ii) a Committee of two or more outside directors or non-employee directors, as provided in the 2012 Plan.

The Board may amend, suspend or discontinue the 2012 Plan or any portion thereof at any time, but no amendment, suspension or discontinuation shall be made which would impair the right of any Holder of an Award without such person’s consent. Stockholder approval is required to increase the number of shares reserved for the purposes of the 2012 Plan above the number expressly provided in the 2012 Plan, decrease the price of any Stock Option to less than the Fair Market Value on the date of grant, change the class of employees eligible to participate in the 2012 Plan or extend maximum option periods under the 2012 Plan. Subject to the foregoing, the Board has the authority to amend the 2012 Plan to take into account changes in law and tax and accounting rules. However only the Committee has the authority to make any such change in the 2012 Plan or any Award intended to comply with the provisions of Section 162 (m) of the Code. The Board may institute loan programs to assist participants who are not Directors or Executive Officers of the Company or a Subsidiary in financing the exercise of options through full recourse interest bearing notes not to exceed the cash consideration payable plus all applicable taxes in connection with the acquisition of shares.

Stock Options granted under the 2012 Plan may be of two types, those intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”) and those not so intended to qualify (“Non-Qualified Stock Options”). To the extent that a Stock Option does not qualify as an Incentive Stock Option, it shall constitute a Non-Qualified Stock Option. Non-employee Directors and non-employee consultants may only be granted Non-Qualified Stock Options. An Incentive Stock Option may be granted only to Eligible Participants who are employees of the Company or a Subsidiary at the time of the Award. A change in status of the grantee of an Incentive Stock Option to a non-employee consultant will cause the Incentive Stock Option to be treated as a Non-Qualified Stock Option. The Committee may condition the grant and vesting of Stock Options subject to continued employment or service with the Company, as the case may be and/or passage of time. Such Stock Options may be further conditioned upon the attainment of specified Performance Goals (as may be adjusted pursuant to the 2012 Plan) and the level of achievement against such Performance Goals as deemed appropriate by the Committee, or such other factors or criteria as the Committee shall determine in its sole discretion. As of September 30, 2012, 38,000 options were outstanding under this plan at an exercise price of $1.24.

Incentive Stock Options granted under the 2012 Plan shall be exercisable at Fair Market Value at the date of grant which is generally the closing price of a share of common stock as of such date, or such higher price as shall be determined by the Committee. Incentive Stock Options shall be exercisable no more than 10 years after the date of grant. Non-Qualified Stock Options shall be exercisable at the Fair Market Value of the common stock on the award date and shall be exercisable no more than 10 years and 1 month from the date of grant. Stock Options are exercisable at such times and under such terms and conditions as shall be determined by the Committee. If Incentive Stock Options are granted to any owner of 10% or more of the combined voting power of the Company, the exercise price shall be at least 110% of the Fair Market Value on the date of grant, and the option must state that it is not exercisable after the expiration of 5 years from the date of grant. To the extent that the aggregate Fair Market Value (determined at the time the option is granted) of common stock with respect to which Incentive Stock Options are exercisable for the first time by the Optionee during any calendar year exceeds $100,000, such options will not be Incentive Stock Options.

The Committee may grant options with a reload feature. A reload feature shall only apply when the option price is paid by delivery of common stock held by the optionee for at least 12 months. The agreement for options containing the reload feature shall provide that the option holder shall receive, contemporaneously with the payment of the option price in common stock, a Reload Option to purchase, to the extent authorized by the Committee, (a) the number of shares of common stock equal to the number of shares of common stock used to exercise the option, and (b) the number of shares of common stock used to satisfy any tax withholding requirement incident to the underlying Stock Option. The exercise price of the Reload Option shall be equal to the Fair Market Value of the common stock on the date of grant of the Reload Option and each Reload Option shall be fully exercisable six months from the effective date of the grant of such Reload Option. The term of the Reload Option shall be equal to the remaining term of the option which gave rise to the Reload Option. No additional Reload Options shall be granted to Optionees when Stock Options are exercised following the termination of the Optionee’s employment. Notwithstanding the fact that the underlying option may be an Incentive Stock Option, a Reload Option is not intended to qualify as an Incentive Stock Option. To date, no options with reload features have been granted.

Stock Appreciation Rights (“SARs”) may be granted in conjunction with all or part of any Stock Option granted under the 2012 Plan or independent of a Stock Option grant. SARs shall be subject to such terms and conditions as shall be determined by the Committee. Upon the exercise of a SAR, a holder shall be entitled to receive an amount in cash, common stock, or both, equal in value to the excess of the Fair Market Value over the exercise price per share of common stock. In general, the exercise price shall be the Fair Market Value of the common stock on the award date. Shares of Restricted Stock may also be issued either alone or in addition to other Awards granted under the 2012 Plan. The Committee shall determine the Eligible Participants to whom, and the time or times at which grants of, Restricted Stock will be made, the number of shares to be awarded, the time or times within which such Awards may be subject to forfeiture and any other terms and conditions of the award. To date, no SARs, Restricted Stock or performance awards have been granted.

Upon a Change in Control as defined in the 2012 Plan, but only to the extent determined by the Committee, Stock Options, SARs, Restricted Stock Awards, Other Stock Awards and Performance Awards (each, an “Award”) will vest, provided that no Award granted to an employee of the Company shall vest or be exercisable unless the employee’s employment is terminated within 24 months from the date of the Change in Control, but such Award will not vest if the employee is terminated for Cause, as defined in the 2012 Plan or if the employee resigns his employment without Good Reason, as defined in the 2012 Plan. Otherwise, the Award shall not vest and be exercisable upon a Change in Control, unless otherwise determined. The employee shall have 30 days from after his employment is terminated due to a Change in Control to exercise all unexercised Awards. However, in the event of the death or disability of the employee, all unexercised Awards must be exercised within twelve (12) months after the death or disability of the employee.

A summary of the of the Company’s fixed options plans as of September 30, 2012 and 2011 and changes during the years ended those dates is presented below:

					Weighted
		Weighted		Weighted	Average
		Average		Average	Contract	Aggregated
		Exercise	Non	Exercise	Term	Intrinsic
	ISO	Price	Qualified	Price	(Years)	Value
Balance at September 30, 2010	1,316,442	$3.32	138,000	$3.31
Granted	98,000	1.24	-	0.00
Forfeited	(90,875)	1.73	(38,500)	4.05
Exercised	(40,375)	1.15	-	0.00
Balance at September 30, 2011	1,283,192	$3.42	99,500	$3.03
Granted	297,000	0.98	-	-
Forfeited	(155,125)	2.29	-	-
Exercised	0	-	-	-
Balance at September 30, 2012	1,425,067	$3.04	99,500	$3.03	3.97	-
Options exercisable at September 30, 2012	1,113,067	$3.52	99,500	$3.03	3.54	-

There were no options exercised during the year ended September 30, 2012. The aggregate intrinsic value of options exercised during the year ended September 30, 2011 was approximately $57,000.

c. Stockholders’ Rights Agreements

On July 19, 2001, the Company’s Board of Directors adopted a stockholder rights plan, as set forth in the Rights Agreement, dated as of July 20, 2001 (the "Rights Agreement") between the Company and North American Transfer Company as Rights Agent. Pursuant to the Rights Agreement, one Right was issued for each share of Common Stock of the Company outstanding as of August 5, 2001. Each of the Rights entitles the registered holder to purchase from the Company one share of Common Stock at a price of $11.00 per share, subject to adjustment. The Rights generally did not become exercisable unless and until, among other things, any person acquired 10% to 12% or more of the outstanding Common Stock or made a tender offer to acquire 10% or more of the outstanding Common Stock. The 10% threshold was not applicable to institutional investors who stayed below a 20% ownership level and who reported their ownership on a Schedule 13G under the Securities Exchange Act of 1934. In addition, stockholders of more than 10% of the Common Stock as of July 19, 2001 were grandfathered at their then current level plus 1% unless they later fell below the 10% threshold. The Rights were redeemable under certain circumstances at $0.001 per Right. The Rights expired on July 19, 2011.

10. Significant Customer Information

For fiscal 2012 and 2011, the Company had one customer, Best Buy, that accounted for approximately 10.3% and 11.4%, respectively, of our net sales.

11. Related Party Transactions

The Company occupies a facility located at 91 Cabot Court, Hauppauge, New York 11788 for the Company’s executive offices, sales, research and development, and for the testing, storage and shipping of our products. Hauppauge Computer Works Inc. leases the premises from Ladokk Realty LLC, a real estate limited liability company, which is 25% owned by Kenneth Plotkin, the Company’s President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer and the holder of approximately 8.95% of the shares of the Company’s common stock as of September 30, 2012, 25% owned by Dorothy Plotkin, the wife of Kenneth Plotkin and the holder of approximately 5.45% of the shares of the Company’s common stock as of September 30, 2012, and 50% owned by Laura Aupperle, the widow of Kenneth Aupperle, a founder and former President of the Company.

The previous lease expired on August 31, 2011. On August 25, 2011, the Company entered into a new five year lease, commencing September 1, 2011 and ending August 31, 2016. Under the expired lease the Company was paying annual rent of $337,656. In recognition of the current real estate market conditions, the Company was able to obtain a rent reduction. The new lease calls for base rent of $250,000 in the first and second years of the lease; base rent of $257,500 in the third and fourth years of the lease and base rent of $265,225 for the fifth year of the lease. The rent is payable monthly on the first day of each month. The execution of the lease agreement was approved by our Board of Directors, following the recommendation of our Audit Committee. Under the lease, the Company is obligated to pay real estate taxes, utilities, insurance and operating costs of maintaining and repairing the premises during the term of the lease.

12. Litigation

In the normal course of business the Company is party to various claims and/or litigation. To the best of its knowledge, management believes that there is currently no material litigation which, considered individually or in the aggregate, would have a material adverse effect on the Company’s financial position and results of operations.

13.  Commitments and Contingencies

The Company occupies space from both a related party and non related parties.  Rent expense to related parties and non related third parties totaled approximately $683,000 and $724,000 for the years ended September 30, 2012 and 2011, respectively.

The Company is responsible to pay real estate taxes, utilities, insurance and operating costs of maintaining and repairing the premises.

Minimum annual lease payments to related parties and unrelated third parties are as follows:

Years Ended September 30,
2013	$595,517
2014	533,854
2015	453,660
2016	253,365
Total	$1,836,396

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

HAUPPAUGE DIGITAL INC.

By:	/s/ Kenneth Plotkin	Date: December 28, 2012
KENNETH PLOTKIN
President, Chairman of the Board, Chief Executive Officer and Chief
Operating Officer (Principal Executive Officer)

By:	/s/ Gerald Tucciarone	Date: December 28, 2012
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary (Principal Financial
And Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth Plotkin	Date: December 28, 2012
KENNETH PLOTKIN
President, Chairman of the Board, Chief Executive Officer and Chief
Operating Officer (Principal Executive Officer) and Director

By:	/s/ Gerald Tucciarone	Date: December 28, 2012
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary (Principal Financial
And Accounting Officer)

By:	/s/Seymour G. Siegel	Date: December 28, 2012
SEYMOUR G. SIEGEL
Director

By:	/s/ Bernard Herman	Date: December 28, 2012
BERNARD HERMAN
Director

By:	/s/ Adam M. Zeitsiff	Date: December 28, 2012
ADAM M. ZEITSIFF
Director