Form 10-Q
period 2012-12-31
HAUPPAUGE DIGITAL INC
filed 2013-02-19
CIK 930803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

☐ YES              ☒ NO

The number of shares of the registrant’s common stock outstanding as of February 13, 2013 was 10,122,344.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

Page no.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets –
December 31, 2012 (unaudited) and September 30, 2012	3

Consolidated Statements of Operations -
Three Months ended December 31, 2012 (unaudited) and 2011 (unaudited)	4

Consolidated Statements of Comprehensive Income
Three Months ended December 31, 2012 (unaudited) and 2011 (unaudited)	5

Consolidated Statements of Cash Flows - Three Months ended December 31, 2012 (unaudited) and 2011 (unaudited)	6

Notes to Consolidated Financial Statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Item 4. Controls and Procedures	17-18

PART II. OTHER INFORMATION

Item 6. Exhibits	19

Signatures	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (unaudited)	September 30 , 2012
Assets:
Cash and cash equivalents	$3,604,456	$5,095,853
Trade receivables, net of various allowances	5,393,503	2,618,081
Other non trade receivables	3,635,480	1,995,654
Inventories	10,386,264	9,497,856
Deferred tax asset-current	776,179	977,488
Prepaid expenses and other current assets	1,147,030	1,088,085
Total current assets	24,942,912	21,273,017

Intangible assets, net	2,242,885	2,431,594
Property, plant and equipment, net	219,073	235,978
Security deposits and other non-current assets	107,624	109,218
Deferred tax asset-non current	351,783	622,272
Total assets	$27,864,277	$24,672,079

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$8,324,291	$5,865,085
Accrued expenses fees	12,274,016	12,943,022
Accrued expenses	3,661,257	3,668,491
Income taxes payable	253,677	230,123
Total current liabilities	24,513,241	22,706,721

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized,
10,882,823 issued	108,828	108,828
Additional paid-in capital	18,342,269	18,316,085
Retained deficit	(8,153,322)	(9,443,408)
Accumulated other comprehensive loss	(4,541,191)	(4,610,599)
Treasury Stock, at cost, 760,479 shares	(2,405,548)	(2,405,548)
Total stockholders' equity	3,351,036	1,965,358
Total liabilities and stockholders' equity	$27,864,277	$24,672,079

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31,
	2012	2011

Net sales	$11,930,378	$15,427,227
Cost of sales	6,538,437	10,417,464
Gross profit	5,391,941	5,009,763

Selling, general and administrative expenses	2,873,775	3,298,737
Research and development expenses	706,926	812,382
Income from operations	1,811,240	898,644

Other income :
Interest income	1,080	1,688
Foreign currency gain	2,070	16,879
Total other income	3,150	18,567
Income before tax provision	1,814,390	917,211
Current tax expense	52,505	36,348
Deferred tax expense	471,799	436,931
Net income	$1,290,086	$443,932

Net income per share:
Basic and diluted	$0.13	$0.04

See accompanying notes to consolidated financial statements

4

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended December 31,
	2012	2011
Net income	$1,290,086	$443,932
Foreign currency translation gain (loss)	69,408	(136,410)
Other comprehensive income	$1,359,494	$307,522

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2012	2011
Net income	$1,290,086	$443,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,602	44,598
Amortization of intangible assets	188,709	188,709
Stock compensation expense	26,184	28,827
Deferred tax expense	471,799	436,931
Sales reserve, net	15,553	75,029
Bad debt reserve	0	40,000
Inventory reserve	100,000	-
Other items	(22,475)	(18,404)
Changes in current assets and liabilities
Accounts receivable and other non trade receivables	(4,343,882)	(3,119,059)
Inventories	(988,408)	(1,080,617)
Prepaid expenses and other current assets	(53,495)	(165,930)
Accounts payable	2,450,106	1,681,192
Accrued expenses and other current liabilities	(673,717)	1,854,226
Total adjustments	(2,800,024)	(34,498)
Net cash (used in) provided by operating activities	(1,509,938)	409,434
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(12,697)	(18,613)
Net cash used in investing activities	(12,697)	(18,613)
Effect of exchange rates on cash	31,238	(49,689)
Net (decrease) increase in cash and cash equivalents	(1,491,397)	341,132
Cash and cash equivalents, beginning of period	5,095,853	4,080,537
Cash and cash equivalents, end of period	$3,604,456	$4,421,669
Supplemental disclosures:
Income taxes paid	$31,802	$10,276

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements for Hauppauge Digital Inc. and subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2012 Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

The operating results for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2013.

Note 2. Trade Accounts and Other Non-Trade Receivables

Trade receivables consist of:

•	Trade receivables from sales to customers

•	Allowances, consisting of sales and bad debt

Other non trade receivables consist of:

•	Receivables pertaining to component parts purchased from the Company at cost by the Company’s contract manufacturers which are excluded from sales

•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by the Company’s Asian and European locations

•	Other minor non-trade receivables

Trade receivables and other non-trade receivables as of December 31, 2012 and September 30, 2012 consisted of:

	December 31,	September 30,
	2012	2012
Trade receivables	$8,896,809	$6,319,544
Allowance for doubtful accounts	(102,123)	(352,123)
Sales reserve	(3,401,183)	(3,349,340)
Net trade receivables	$5,393,503	$2,618,081
Receivable from contract manufacturers	3,211,331	$1,649,444
GST and VAT taxes receivables	361,230	287,446
Other	62,919	58,764
Total other non trade receivables	$3,635,480	$1,995,654

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Note 3. Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	December 31,	September 30,
	2012	2012
Component parts	$3,983,332	$3,412,673
Finished goods	3,844,743	3,563,284
Subtotal	7,828,075	$6,975,957
Reserve for anticipated sales returns at cost	2,558,189	2,521,899
Total	$10,386,264	$9,497,856

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

	Three months ended December 31,
	2012	2011
Weighted average shares outstanding-basic	10,122,344	10,122,344
Number of shares issued on the assumed
exercise of stock options	-	-
Weighted average shares outstanding-diluted	10,122,344	10,122,344

Options to purchase 1,396,625 and 1,404,567 shares of common stock, at prices ranging from $0.77 to $7.45 and from $0.86 to $7.45, were outstanding for the three months ended December 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 5. Product segment and geographic information

The Company operates primarily in one business segment, which is the development, marketing and manufacturing of analog and digital TV receiver and video recorder products for the personal computer and Apple iPad~~®~~ and iPhone~~®~~ market. Most of the Company’s products are similar in function and share commonality of component parts and manufacturing processes. The Company’s products are either sold, or can be sold, by the same retailers and distributors in the Company’s marketing channel. The Company also sells its TV receiver products directly to PC manufacturers. The Company evaluates its product lines under the functional categories of TV receiver products, video recorder products and other non TV receiver products.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

The Company’s products fall under three product categories:

•	TV receivers, which include Digital TV receivers for PCs, analog TV receivers, our Broadway Internet streaming TV receiver and hybrid analog and digital TV receiver products
•	Video recorder products, such as USB-Live2, HD PVR, HD PVR 2 and Colossus
•	Non-TV receiver products such as the ImpactVCB, MediaMVP-HD and our TV applications for the PC and the Apple iPad and iPhone.

The Company’s TV receiver products enable, among other things, a PC user to watch TV in a resizable window on a PC. The Company’s video recorder products allow consumers to record high definition video from a cable TV or satellite set top box or a game console such as a Xbox 360 or Sony Playstation 3. The Company’s other non TV receiver products enable, among other things, the ability to watch and listen to PC based videos, music and pictures on a TV set through a home network.

Sales by functional category are as follows:

	Three months ended December 31,
Product line sales	2012	2011
Video recorder products	$7,221,592	$8,965,926
TV receiver products	4,432,415	6,190,210
Non TV receiver products	276,371	271,091
Total sales	$11,930,378	$15,427,227

The Company sells its products through a North American and international network of distributors, retailers and directly to PC manufacturers. It maintains sales offices in Europe and Asia. Sales percentages by geographic region are as follows:

	Three months ended December 31,
Geographic region	2012	2011
The Americas	59%	58%
Europe	37%	38%
Asia	4%	4%
Total	100%	100%

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Note 6. Tax provision

The Company’s tax provision for the three months ended December 31, 2012 and 2011 is as follows:

	Three months ended December 31,
	2012	2011
Current tax expense on international operations	$42,505	$26,348
Current state taxes	10,000	10,000
Deferred tax expense	471,799	436,931
Tax provision	$524,304	$473,279

Note 7. Accrued expense-fees

The Company uses various software and technologies in certain of its products.  In certain cases, the Company purchases or licenses these software and technologies from third parties. The related purchase or license agreements provide for payment of royalty and other fees associated with the Company's sale of the related products. Such fees are estimated and get accrued and reflected as a component of cost of sales when those sales occur.  In certain circumstances, such fees are not specifically covered by contractual arrangements but are nonetheless potentially due to the third party sellers or owners of the software and technologies.  The Company uses all available applicable information in determining these estimates and thus the accrued amounts are subject to change as new information is made available to the Company. Occasionally, third parties audit the Company's historical determination of fees and adjustments are made.  Accrued fees are subject to elimination after three to seven years if not billed by or requested from the third parties.

Based on new information obtained in the first fiscal quarter of 2013, including the completion of a significant third party audit, the Company reduced its September 30, 2012 accrued expenses - fees balance by $1,765,330.  This estimate change resulted in an improved gross margin during the quarter.  As of December 31, 2012 and September 30, 2012, the amount of accrued expense-fees amounted to $12,274,016 and $12,943,022, respectively.

Note 8. Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs and for which no invoice has been rendered. Accrued expenses as of December 31, 2012 and September 30, 2012 were $3,661,257 and $3,668,491, respectively. Included in accrued expenses are accruals for product costs, accruals for sales costs relating to sales rebate programs, accruals for freight and duty expenses, accruals for compensation, accruals for warranty repair costs and accruals for advertising and marketing costs. During the first quarter of fiscal 2013, the Company, using the most recent information available, reviewed its estimates for accruals for which no invoice has been rendered. As a result of this review, the Company recorded a change in estimate of $400,697 as a reduction in operating expenses related to unused severance accruals.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period ENDED December 31, 2012 Compared to THE THREE MONTH PERIOD ENDED DECEMBER 31, 2011

Results of operations for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 is as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	12/31/12	12/31/11		$2012	2011	Variance

Net Sales	$11,930,378	$15,427,227	$(3,496,849)	100.00%	100.00%	-
Cost of sales	6,538,437	10,417,464	(3,879,027)	54.80%	67.53%	-12.73%
Gross Profit	5,391,941	5,009,763	382,178	45.20%	32.47%	12.73%
Gross Profit %	45.20%	32.47%	12.73%
Expenses:
Sales & marketing	1,779,005	2,092,617	(313,612)	14.91%	13.56%	1.35%
Sales & marketing-PCTV	69,308	68,540	768	0.58%	0.44%	0.14%
Technical support	80,580	90,787	(10,207)	0.68%	0.59%	0.09%
General & administrative	675,777	771,008	(95,231)	5.66%	5.00%	0.66%
General & administrative-PCTV	63,731	68,730	(4,999)	0.53%	0.45%	0.08%
Amortization of intangible assets	188,709	188,709	0	1.58%	1.22%	0.36%
Selling, general and administrative stock compensation expense	16,665	18,346	(1,681)	0.14%	0.12%	0.02%
Total selling, general and administrative expense	2,873,775	3,298,737	(424,962)	24.08%	21.38%	2.70%
Research and development	577,404	519,785	57,619	4.84%	3.37%	1.47%
Research and development-PCTV	120,003	282,116	(162,113)	1.01%	1.83%	-0.82%
Research and development stock compensation expense	9,519	10,481	(962)	0.08%	0.07%	0.01%
Total expenses	3,580,701	4,111,119	(530,418)	30.01%	26.65%	3.36%
Income from operations	1,811,240	898,644	912,596	15.19%	5.82%	9.37%

Other income:
Interest income	1,080	1,688	(608)	0.01%	0.01%	0.00%
Foreign currency	2,070	16,879	(14,809)	0.02%	0.11%	-0.09%
Total other income	3,150	18,567	(15,417)	0.03%	0.12%	-0.09%
Income before tax provision	1,814,390	917,211	897,179	15.22%	5.94%	9.28%
Current tax expense	52,505	36,348	16,157	0.44%	0.24%	0.20%
Deferred tax expense	471,799	436,931	34,868	3.95%	2.83%	1.12%
Net income	$1,290,086	$443,932	$846,154	10.83%	2.87%	7.96%

Net sales for the three months ended December 31, 2012 decreased $3,496,849 compared to the three months ended December 31, 2011 as shown in the table below.

			Increase	Increase
			(decrease)	(decrease)	Percentage of sales by
	Three Months	Three Months	Dollar	dollar	geographic region
	ended 12/31/12	ended 12/31/11	Variance	variance %	2012	2011
The Americas	$7,111,583	$8,980,855	$(1,869,272)	-21%	59%	58%
Europe	4,365,290	5,848,490	(1,483,200)	-25%	37%	38%
Asia	453,505	597,882	(144,377)	-24%	4%	4%
Total	$11,930,378	$15,427,227	$(3,496,849)	-23%	100%	100%

Sales for the first quarter of fiscal 2012 included the product rollout of the DCR-2650 cable card, the Broadway and the HD-PVR gaming unit. The rollout of these products resulted in a concentration of sales in the first quarter of fiscal 2012 and was the primary driver in sales decline for the first fiscal quarter of fiscal 2013 when compared to fiscal 2012.

Gross profit

Gross profit increased $382,178 for the three months ended December 31, 2012 compared to the same period in the prior year. The increase in gross profit was due to:

Three Months ended
Gross profit in dollars-increase (decrease)	12/31/12
Lower sales	$(1,457,175)
Weaker Euro	(166,143)
Labor related and other costs	172,907
Mix of higher gross profit retail sales	197,542
Change in estimates	1,635,047
Total increase in gross profit	$382,178

The increase in the gross profit percentage was due to:

Three Months ended
Gross profit percentage-increase (decrease)	12/31/12
Mix of higher gross profit sales	0.91%
Weaker Euro	(0.80)%
Labor related and other costs	(1.24)%
Change in estimates	13.86%
Total gross profit percentage increase	12.73%

The factors contributing to the gross profit percentage increase of 12.73% for the three months ended December 31, 2012 were primarily:

•	Favorable gross profit percentage due to mix of higher average sales price retail sales resulted in an increase of 0.91%.
•	A decrease in the Euro to USD exchange rate from $1.3479 for the three months ended December 31, 2011 to $1.2975 for the three months ended December 31, 2012 resulted in a gross profit decrease of 0.80%.
•	Labor related and other costs resulted in a gross profit decrease of 1.24%
•	Change in estimates to reflect their current exposure resulted in a gross profit increase of 13.86%

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Three months ended December 31,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Sales and marketing-HCW	$1,779,005	$2,092,617	$(313,612)	14.91%	13.56%	1.35%
Sales and marketing-PCTV	69,308	68,540	768	0.58%	0.44%	0.14%
Technical support	80,580	90,787	(10,207)	0.68%	0.59%	0.09%
General and administrative-HCW	675,777	771,008	(95,231)	5.66%	5.00%	0.66%
General and administrative-PCTV	63,731	68,730	(4,999)	0.53%	0.45%	0.08%
Amortization of intangible assets	188,709	188,709	0	1.58%	1.22%	0.36%
Stock compensation	16,665	18,346	(1,681)	0.14%	0.12%	0.02%
Total	$2,873,775	$3,298,737	$(424,962)	24.08%	21.38%	2.70%

Selling, general and administrative expense for the first quarter of fiscal 2013 decreased $424,962 from prior year’s first fiscal quarter as follows:

Sales and marketing expenses decreased $312,844, driven primarily by $159,023 in lower commission and co-operative advertising expense, which declined due to lower sales and a reduction in expenses of $213,783 for a change in estimate for unused severance liabilities. The decrease in expenses was offset somewhat by $59,972 in higher compensation expenses related to addition of sales resources.

The decrease in technical support of $10,207 was primarily due to lower personnel expenses. The decrease in general and administrative expenses of $100,230 was due primarily to decreases in rent and utilities due to the relocation of offices to smaller spaces, lower legal fees due to less legal consultation required during the first quarter of fiscal 2013, lower credit card processing fees due to the issuing lines of credit to certain customers who previously purchased product with credit cards and lower bad debt expense. The decrease in stock compensation expense was due to fewer non vested options outstanding issued at a lower fair value price.

Research and development expenses

Research and development expenses for the three months ended December 31, 2012 decreased $105,456 from the three months ended December 31, 2011. The decrease was mainly due to lower compensation expenses of $195,853, primarily due to a change in estimate for unused severance liabilities offset by $71,859 in higher product development related expenses. The decrease in stock compensation expense was due to fewer non vested options outstanding issued at a lower fair value price.

Tax provision

Our tax provision for the three months ended December 31, 2012 and 2011 is as follows:

	Three months ended December 31,
	2012	2011
Current tax expense on international operations	$42,505	$26,348
Current state taxes	10,000	10,000
Deferred tax expense	471,799	436,931
Tax provision	$524,304	$473,279

The deferred tax expense was primarily due to the utilization of net operating losses related to our United States subsidiary.

Summary of operations

We recorded a net income of $1,290,086 for the three months ended December 31, 2012, which resulted in basic and diluted net income per share of $0.13 on weighted average basic and diluted shares of 10,122,344, compared to a net income of $443,932 for the three months ended December 31, 2011, which resulted in basic and diluted net income per share of $0.04 on weighted average basic and diluted shares of 10,122,344.

Options to purchase 1,396,625 and 1,404,567 shares of common stock, at prices ranging from $0.77 to $7.45 and from $0.86 to $7.45, were outstanding for the three months ended December 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Historically, our peak sales quarter due to holiday season sales is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 44% of sales for fiscal year ended September 30, 2012 and 41% for the fiscal year ended September 30, 2011. Part of our third and fourth quarters (April through June and July to September) can be potentially impacted by the reduction of activity experienced in Europe during the summer holiday period.

We target a wide range of customer types to attempt to moderate the seasonal nature of our retail sales.

Liquidity and capital resources

The Company had cash and cash equivalents as of December 31, 2012 of $ 3,604,456, a decrease of $1,491,397 from September 30, 2012.

The decrease in cash was due to:

	Operating	Investing	Financing
	Activities	Activities	Activities	Total
Sources of cash:
Net income adjusted for non cash items	$2,099,458	$-	$-	$2,099,458
Increase in accounts payable and accrued expenses	1,776,389	-	-	1,776,389
Total sources of cash	3,875,847	-	-	3,875,847
Less cash used for:
Increase in accounts receivable	(4,343,882)	-	-	(4,343,882)
Increase in inventory	(988,408)	-	-	(988,408)
Increase in prepaid expenses and other current assets	(53,495)	-	-	(53,495)
Capital equipment purchases	-	(12,697)	-	(12,697)
Total cash usage	(5,385,785)	(12,697)	-	(5,398,482)
Effect of exchange rates on cash	-	-	-	31,238
Net cash decrease	$(1,509,938)	$(12,697)	$0	$(1,491,397)

Cash used in operating activities was due to an increase in accounts receivable $4,343,882, an increase in inventory of $988,408 and an increase in prepaid expenses and other current assets of $53,495. The increase in accounts receivable was due to an increase in sales of approximately 37.50% between the first quarter of fiscal 2013 and the fourth quarter of fiscal 2012. The increase in inventory was due to higher production required in response to the increased sales. Sources of cash came from net income adjusted for non cash items of $2,099,458 and an increase in accounts payable and accrued expenses of $1,776,389. The increase in accounts payable and accrued expenses was due to material purchased from suppliers on open account that was needed to build inventory. Cash of $12,697 was used to purchase capital equipment.

We had working capital of $429,671 as of December 31, 2012 compared to a working capital deficit of $1,433,704 as of September 30, 2012. The net increase in current assets of $3,669,895 as of December 31, 2012 compared to September 30, 2012 was a result of increased business volume for the three months ended December 31, 2012.

Our cash requirements for the next twelve months will include, among other things, the cash needed to fund our operating and working capital needs. With the proper execution of our business and operating plan, we believe that our cash and cash equivalents as of December 31, 2012 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months. Failure to meet the business and operating plan could require the need for additional sources of capital. In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional capital needs. In addition, if we are able to obtain financing, there can be no assurances that it will be on financially reasonable terms.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of December 31, 2012:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,743,464	$599,792	$1,143,672	$-

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

Recent Accounting Pronouncements

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 will not have a material impact on our results of operations or our financial position.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report on Form 10-Q may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any statements contained herein that are not historical facts are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, competitive product offerings and pricing actions, the availability and pricing of key raw materials, dependence on key members of management, successful integration of acquisitions, economic conditions in the United States and abroad, fluctuation of the value of the Euro versus the U.S. dollar, continued operating losses, our ability to obtain financing, our ability to make timely filings of the required periodic reports and other reports with the Securities and Exchange Commission, issues relating to our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, our failure to maintain compliance with Nasdaq’s continued listing requirements or our failure to maintain our Nasdaq listing, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and this Quarterly Report on Form 10-Q for the three months ended December 31, 2012, and the risk of litigation or governmental investigations or proceedings relating to any of the foregoing matters. Copies of these filings are available at www.sec.gov. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. All cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear.

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
101 INS 101 SCH 101 CAL 101 LAB 101 PRE 101 DEF

XBRL Instance Document **

SCH    XBRL Taxonomy Extension Schema Document **

CAL    XBRL Taxonomy Extension Calculation Linkbase Document **

LAB    XBRL Taxonomy Extension Label Linkbase Document **

PRE    XBRL Taxonomy Extension Presentation Linkbase Document**

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

(1)	Denotes document filed as an Exhibit to our Registration Statement on Form SB-2 (No. 33- 85426), as amended, effective January 10, 1995 and incorporated herein by reference.
(2)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2006 (File Number: 001-13550, Film Number: 061302843) and incorporated herein by reference.
(3)	Denotes document filed as an Exhibit to our Form 8-K (File Number: 001-13350, Film Number: 071326828) dated December 26, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUPPAUGE DIGITAL INC.

Date: February 19, 2013	By:	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the
Board, President (Principal Executive Officer)

Date: February 19, 2013	By:	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal
Accounting Officer) and Secretary

