Form 10-Q
period 2013-03-31
HAUPPAUGE DIGITAL INC
filed 2013-05-14
CIK 930803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

☐ YES      ☒ NO

The number of shares of the registrant’s common stock outstanding as of May 7, 2013 was 10,122,344.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Page no.
Item 1. Financial Statements

Consolidated Balance Sheets – March 31, 2013 (unaudited) and September 30, 2012	4

Consolidated Statements of Operations - Three Months ended March 31, 2013 (unaudited) and 2012 (unaudited)	5

Consolidated Statements of Operations - Six Months ended March 31, 2013 (unaudited) and 2012 (unaudited)	6

Consolidated Statements of Other Comprehensive Income (Loss) Three Months and Six Months ended March 31, 2013 (unaudited) and 2012 (unaudited)	7

Consolidated Statements of Cash Flows - Six Months ended March 31, 2013 (unaudited) and 2012 (unaudited)	8

Notes to Consolidated Financial Statements	9-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

2

PART II. OTHER INFORMATION

Item 6. Exhibits	26

Signatures	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	September 30, 2012
Assets:
Cash and cash equivalents	$3,132,059	$5,095,853
Trade receivables, net of various allowances	4,124,987	2,618,081
Other non trade receivables	2,946,437	1,995,654
Inventories	10,085,908	9,497,856
Deferred tax asset-current	600,192	977,488
Prepaid expenses and other current assets	1,150,278	1,088,085
Total current assets	22,039,861	21,273,017

Intangible assets, net	2,054,176	2,431,594
Property, plant and equipment, net	206,193	235,978
Security deposits and other non-current assets	107,624	109,218
Deferred tax asset-non current	316,253	622,272
Total assets	$24,724,107	$24,672,079

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$6,200,913	$5,865,085
Accrued expenses fees	12,405,608	12,943,022
Accrued expenses	3,175,581	3,668,491
Income taxes payable	238,590	230,123
Total current liabilities	22,020,692	22,706,721

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized,
10,882,823 issued	108,828	108,828
Additional paid-in capital	18,371,019	18,316,085
Retained deficit	(8,686,714)	(9,443,408)
Accumulated other comprehensive loss	(4,684,170)	(4,610,599)
Treasury Stock, at cost, 760,479 shares	(2,405,548)	(2,405,548)
Total stockholders' equity	2,703,415	1,965,358
Total liabilities and stockholders' equity	$24,724,107	$24,672,079

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2013	2012

Net sales	$10,435,935	$11,320,988
Cost of sales	6,891,508	7,721,672
Gross profit	3,544,427	3,599,316

Selling, general and administrative expenses	3,019,693	2,991,170
Research and development expenses	789,911	806,211
Loss from operations	(265,177)	(198,065)

Other income (expense) :
Interest income	888	1,147
Foreign currency loss	(8,658)	(309)
Total other income (expense)	(7,770)	838
Loss before tax provision	(272,947)	(197,227)
Current tax expense	48,928	36,047
Deferred tax expense	211,517	113,907
Net loss	$(533,392)	$(347,181)

Net loss per share:
Basic and diluted	$(0.05)	$(0.03)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended March 31,
	2013	2012

Net sales	$22,366,313	$26,748,215
Cost of sales	13,429,945	18,139,136
Gross profit	8,936,368	8,609,079

Selling, general and administrative expenses	5,893,467	6,289,907
Research and development expenses	1,496,838	1,618,593
Income from operations	1,546,063	700,579

Other income (expense):
Interest income	1,968	2,835
Foreign currency gain	(6,588)	16,570
Total other income (expense)	(4,620)	19,405
Income before tax provision	1,541,443	719,984
Current tax expense	101,433	72,395
Deferred tax expense	683,316	550,838
Net income	$756,694	$96,751

Net income per share:
Basic and diluted	$0.07	$0.01

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended March 31,
	2013	2012
Net loss	$(533,392)	$(347,181)
Foreign currency translation gain (loss)	(142,979)	102,451
Other comprehensive loss	$(676,371)	$(244,730)

	Six months ended March 31,
	2013	2012
Net income	$756,694	$96,751
Foreign currency translation loss	(73,571)	(33,959)
Other comprehensive income	$683,123	$62,792

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2013	2012
Net income	$756,694	$96,751
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	59,168	89,096
Amortization of intangible assets	377,418	377,418
Stock compensation expense	54,931	63,287
Deferred tax expense	683,316	550,838
Sales reserve, net	(174,749)	75,029
Bad debt reserve	0	40,000
Inventory reserve	200,000	200,000
Other items	(8,165)	34,958
Changes in current assets and liabilities
Accounts receivable and other non trade receivables	(1,904,970)	130,418
Inventories	(1,177,010)	(1,987,477)
Prepaid expenses and other current assets	(62,303)	(204,346)
Accounts payable	335,538	(1,144,775)
Accrued expenses and other current liabilities	(1,086,545)	1,638,046
Total adjustments	(2,703,371)	(137,508)
Net cash used in operating activities	(1,946,677)	(40,757)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(29,383)	(33,609)
Net cash used in investing activities	(29,383)	(33,609)
Effect of exchange rates on cash	12,266	(6,901)
Net decrease in cash and cash equivalents	(1,963,794)	(81,267)
Cash and cash equivalents, beginning of period	5,095,853	4,080,537
Cash and cash equivalents, end of period	$3,132,059	$3,999,270

Supplemental disclosures:
Income taxes paid	$92,383	$61,608

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

The operating results for the three months and six months ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2013.

Note 2. Trade Accounts and Other Non-Trade Receivables

Trade receivables consist of:

•	Trade receivables from sales to customers

•	Allowances, consisting of sales and bad debt

Other non trade receivables consist of:

•	Receivables pertaining to component parts purchased from the Company at cost by the Company’s contract manufacturers which are excluded from sales

•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by the Company’s Asian and European locations

•	Other minor non-trade receivables

Trade receivables and other non-trade receivables as of March 31, 2013 and September 30, 2012 consisted of:

	March 31,	September 30,
	2013	2012
Trade receivables	$7,012,744	$6,319,544
Allowance for doubtful accounts	(102,123)	(352,123)
Sales reserve	(2,785,634)	(3,349,340)
Net trade receivables	$4,124,987	$2,618,081
Receivable from contract manufacturers	$2,523,912	$1,649,444
GST and VAT tax receivables	369,385	287,446
Other	53,140	58,764
Total other non trade receivables	$2,946,437	$1,995,654

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited

Note 3. Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	March 31,	September 30,
	2013	2012
Component parts	$3,523,524	$3,412,673
Finished goods	4,429,443	3,563,284
Subtotal	$7,952,967	$6,975,957
Reserve for anticipated sales returns at cost	2,132,941	2,521,899
Total	$10,085,908	$9,497,856

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

	Three months ended		Six months ended
	March 31		March 31
	2013	2012	2013	2012
Weighted average shares outstanding-basic	10,122,344	10,122,344	10,122,344	10,122,344
Number of shares issued on the assumed exercise of stock options	-	-	-	-
Weighted average shares outstanding-diluted	10,122,344	10,122,344	10,122,344	10,122,344

Options to purchase 1,478,125 and 1,535,567 shares of common stock, at prices from $0.74 to $7.45 and from $0.77 to $7.45, were outstanding for the three months and six months ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

Sales by functional category are as follows:

	Three months ended March 31,		Six months ended March 31
Product line sales	2013	2012	2013	2012
Video recorder products	$5,617,210	$6,337,583	$12,177,361	$14,663,921
TV receiver products	3,922,930	4,036,006	8,272,616	10,174,117
Non TV receiver products	895,795	947,399	1,916,336	1,910,177
Total sales	$10,435,935	$11,320,988	$22,366,313	$26,748,215

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in the United Stated, Europe and Asia. Sales percentages by geographic region are as follows:

	Three months ended March 31,		Six months ended March 31
Geographic region	2013	2012	2013	2012
The Americas	67%	54%	64%	57%
Europe	28%	41%	32%	39%
Asia	5%	5%	4%	4%
Total	100%	100%	100%	100%

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Note 6. Tax provision

The Company’s tax provision for the three and six months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Current federal tax expense	$28,850	$-	$28,850	$-
Current state taxes	10,000	10,000	20,000	10,000
Current international tax expense	10,078	26,047	52,583	62,395
Deferred tax expense	211,517	113,907	683,316	550,838
Tax provision	$260,445	$149,954	$784,749	$623,233

The deferred tax expense was primarily due to the utilization of net operating losses and the utilization of deferred timing differences related to our United States subsidiary.

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

Based on new information obtained during fiscal 2013, including the completion of a significant third party audit, the Company reduced its September 30, 2012 accrued expenses - fees balance by $2,108,030. This estimate change resulted in an improved gross margin during fiscal 2013.  As of March 31, 2013 and September 30, 2012, the amount of accrued expense-fees amounted to $12,405,608 and $12,943,022, respectively.

Note 8. Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs and for which no invoice has been rendered. Accrued expenses as of March 31, 2013 and September 30, 2012 were $3,175,581 and $3,668,491, respectively. Included in accrued expenses are accruals for product costs, accruals for sales costs relating to sales rebate programs, accruals for freight and duty expenses, accruals for compensation, accruals for warranty repair costs and accruals for advertising and marketing costs. For the six months ended March 31, 2013, the Company, using the most recent information available, reviewed its estimates for accruals for which no invoice has been rendered. As a result of this review, the Company recorded a change in estimate of $400,697 as a reduction in operating expenses related to unused severance accruals.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period ENDED MARCH 31, 2013 Compared to THE THREE MONTH PERIOD ENDED MARCH 31, 2012

Results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	03/31/13	03/31/12		$2013	2012	Variance

Net Sales	$10,435,935	$11,320,988	$(885,053)	100.00%	100.00%	-
Cost of sales	6,891,508	7,721,672	(830,164)	66.04%	68.21%	-2.17%
Gross Profit	3,544,427	3,599,316	(54,889)	33.96%	31.79%	2.17%
Gross Profit %	33.96%	31.79%	2.17%
Expenses:
Sales & marketing	1,849,435	1,833,970	15,465	17.72%	16.20%	1.52%
Sales & marketing-PCTV	47,278	61,081	(13,803)	0.45%	0.54%	-0.09%
Technical support	84,118	95,931	(11,813)	0.81%	0.85%	-0.04%
General & administrative	751,838	723,343	28,495	7.20%	6.39%	0.81%
General & administrative-PCTV	80,019	66,205	13,814	0.77%	0.58%	0.19%
Amortization of intangible assets	188,709	188,709	0	1.81%	1.67%	0.14%
Selling, general and administrative stock compensation expense	18,296	21,931	(3,635)	0.18%	0.19%	-0.01%
Total selling, general and administrative expense	3,019,693	2,991,170	28,523	28.94%	26.42%	2.52%
Research and development	499,220	517,193	(17,973)	4.78%	4.57%	0.21%
Research and development-PCTV	280,240	276,489	3,751	2.69%	2.44%	0.25%
Research and development stock compensation expense	10,451	12,529	(2,078)	0.10%	0.11%	-0.01%
Total expenses	3,809,604	3,797,381	12,223	36.51%	33.54%	2.97%
Loss from operations	(265,177)	(198,065)	(67,112)	-2.55%	-1.75%	-0.80%

Other income (expense):
Interest income	888	1,147	(259)	0.01%	0.01%	0.00%
Foreign currency	(8,658)	(309)	(8,349)	-0.08%	0.00%	-0.08%
Total other income (expense)	(7,770)	838	(8,608)	-0.07%	0.01%	-0.08%
Loss before tax provision	(272,947)	(197,227)	(75,720)	-2.62%	-1.74%	-0.88%
Current tax expense	48,928	36,047	12,881	0.46%	0.32%	0.14%
Deferred tax expense	211,517	113,907	97,610	2.03%	1.01%	1.02%
Net loss	$(533,392)	$(347,181)	$(186,211)	-5.11%	-3.07%	-2.04%

Net sales for the three months ended March 31, 2013 decreased $885,053 compared to the three months ended March 31, 2012 as shown in the table below.

			Increase
			(decrease)	Increase	Percentage of sales by
	Three Months	Three Months	Dollar	(decrease)	geographic region
	ended 03/31/13	ended 03/31/12	Variance	variance %	2013	2012
The Americas	$7,001,911	$6,092,069	$909,842	15%	67%	54%
Europe	2,911,414	4,703,289	(1,791,875)	-38%	28%	41%
Asia	522,610	525,630	(3,020)	-1%	5%	5%
Total	$10,435,935	$11,320,988	$(885,053)	-8%	100%	100%

Increased competition and tepid economic conditions in Europe had a negative impact on sales for the second fiscal quarter. In addition, sales for the second quarter of fiscal 2012 included the product rollout of the MY TV 2 Go TV application for the PC, Apple iPad and iPhone product. The rollout of this product resulted in a concentration of sales in the second quarter of fiscal 2012.

Gross profit

Gross profit decreased $54,889 for the three months ended March 31, 2013 compared to the same quarter in the prior fiscal year. The decrease in gross profit was due to:

Three Months
ended
03/31/13
Gross profit in dollars-increase (decrease)
Lower sales	$(379,735)
Stronger Euro	16,069
Labor related and other costs	203,855
Mix of higher gross profit sales	(46,285)
License fee adjustment	151,207
Total decrease in gross profit	$(54,889)

The increase in the gross profit percentage was due to:

Three Months
ended
03/31/13
Gross profit percentage-increase (decrease)
Mix of lower gross profit retail sales	(0.64)%
Stronger Euro	0.19%
Labor related and other costs	1.01%
License fee adjustment	1.61%
Total gross profit percentage increase	2.17%

The factors contributing to the gross profit percentage increase of 2.17% for the three months ended March 31, 2013 were primarily:

•	Higher mix of lower gross profit product resulted in a decrease of 0.64%.
•	An increase in the Euro to USD exchange rate from $1.311 for the three months ended March 31, 2012 to $1.320 for the three months ended March 31, 2013 resulted in a gross profit increase of 0.19%.
•	Labor related and other costs resulted in a gross profit increase of 1.01%
•	Higher license fee adjustments resulted in a gross profit increase of 1.61%

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Three months ended March 31,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Sales and marketing-HCW	$1,849,435	$1,833,970	$15,465	17.72%	16.20%	1.52%
Sales and marketing-PCTV	47,278	61,081	(13,803)	0.45%	0.54%	-0.09%
Technical support	84,118	95,931	(11,813)	0.81%	0.85%	-0.04%
General and administrative-HCW	751,838	723,343	28,495	7.20%	6.39%	0.81%
General and administrative-PCTV	80,019	66,205	13,814	0.77%	0.58%	0.19%
Amortization of intangible assets	188,709	188,709	0	1.81%	1.67%	0.14%
Stock compensation	18,296	21,931	(3,635)	0.18%	0.19%	-0.01%
Total	$3,019,693	$2,991,170	$28,523	28.94%	26.42%	2.52%

Selling, general and administrative expense for the second quarter of fiscal 2013 increased $28,523 from the prior year’s second fiscal quarter as follows:

Sales and marketing expenses increased $1,662, driven primarily by $22,846 in higher compensation expenses related to addition of personnel resources and $25,575 in higher sales office expense. The increase was offset by $48,759 in lower commission and co-operative advertising expense, which declined due to lower sales.

The decrease in technical support of $11,813 was primarily due to lower personnel expenses. The increase in general and administrative expenses of $42,309 was due primarily to higher legal fees for legal consultation required during the second quarter of fiscal 2013. The decrease in stock compensation expense was due to fewer non vested options outstanding issued at a lower fair value price.

Research and development expenses

Research and development expenses for the three months ended March 31, 2013 decreased $16,300 from the same quarter in the prior fiscal year. The decrease was mainly due to lower material consumed during the product development cycle in the second quarter of fiscal 2013. The decrease in stock compensation expense was due to lower option grants issued at a lower fair value.

Tax provision

Our tax provision for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
	2013	2012
Current federal tax expense	$28,850	$-
Current state taxes	10,000	10,000
Current international tax expense	10,078	26,047
Deferred tax expense	211,517	113,907
Tax provision	$260,445	$149,954

The deferred tax expense was primarily due to the utilization of net operating losses and the utilization of deferred timing differences related to our United States subsidiary.

Summary of operations

We recorded a net loss of $533,392 for the three months ended March 31, 2013, which resulted in basic and diluted net loss per share of $0.05 on weighted average basic and diluted shares of 10,122,344, compared to a net loss of $347,181 for the three months ended March 31, 2012, which resulted in basic and diluted net loss per share of $0.03 on weighted average basic and diluted shares of 10,122,344.

Options to purchase 1,478,125 and 1,535,567 shares of common stock, at prices from $0.74 to $7.45 and from $0.77 to $7.45, were outstanding for the three months ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

SIX Month Period ENDED MARCH 31, 2013 Compared to THE SIX MONTH PERIOD ENDED MARCH 31, 2012

Results of operations for the six months ended March 31, 2013 compared to the six months ended March 31, 2012 is as follows:

	Six	Six
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	03/31/13	03/31/12		$2013	2012	Variance
Net Sales	$22,366,313	$26,748,215	$(4,381,902)	100.00%	100.00%	0.00%
Cost of sales	13,429,945	18,139,136	(4,709,191)	60.05%	67.81%	-7.76%
Gross Profit	8,936,368	8,609,079	327,289	39.95%	32.19%	7.76%
Gross Profit %	39.95%	32.19%	7.76%
Expenses:
Sales & marketing	3,628,440	3,926,587	(298,147)	16.22%	14.68%	1.54%
Sales & marketing-PCTV	116,586	129,621	(13,035)	0.52%	0.48%	0.04%
Technical support	164,698	186,718	(22,020)	0.74%	0.70%	0.04%
General & administrative	1,427,615	1,494,351	(66,736)	6.38%	5.59%	0.79%
General & administrative-PCTV	143,750	134,935	8,815	0.64%	0.50%	0.14%
Amortization of intangible assets	377,418	377,418	0	1.69%	1.41%	0.28%
Selling, general and administrative stock compensation expense	34,960	40,277	(5,317)	0.16%	0.15%	0.01%
Total selling, general and administrative expense	5,893,467	6,289,907	(396,440)	26.35%	23.51%	2.84%
Research and development	1,076,624	1,036,978	39,646	4.81%	3.88%	0.93%
Research and development-PCTV	400,243	558,605	(158,362)	1.79%	2.09%	-0.30%
Research and development stock compensation expense	19,971	23,010	(3,039)	0.09%	0.09%	0.00%
Total expenses	7,390,305	7,908,500	(518,195)	33.04%	29.57%	3.47%
Income from operations	1,546,063	700,579	845,484	6.91%	2.62%	4.29%

Other income (expense):
Interest income	1,968	2,835	(867)	0.01%	0.01%	0.00%
Foreign currency	(6,588)	16,570	(23,158)	-0.03%	0.06%	-0.09%
Total other income (expense)	(4,620)	19,405	(24,025)	-0.02%	0.07%	-0.09%
Income (loss) before tax provision	1,541,443	719,984	821,459	6.89%	2.69%	4.20%
Current tax expense	101,433	72,395	29,038	0.45%	0.27%	0.18%
Deferred tax expense	683,316	550,838	132,478	3.06%	2.06%	1.00%
Net income	$756,694	$96,751	$659,943	3.38%	0.36%	3.02%

Net sales for the six months ended March 31, 2013 increased $4,381,902 compared to the six months ended March 31, 2012 as shown in the table below.

			Increase
			(decrease)	Increase	Percentage of sales by
	Six Months	Six Months	Dollar	(decrease)	geographic region
	ended 03/31/13	ended 03/31/12	Variance	variance %	2013	2012
The Americas	$14,113,494	$15,072,925	$(959,431)	-6%	64%	57%
Europe	7,276,704	10,551,779	(3,275,075)	-31%	32%	39%
Asia	976,115	1,123,511	(147,396)	-13%	4%	4%
Total	$22,366,313	$26,748,215	$(4,381,902)	-16%	100%	100%

Increased competition and tepid economic conditions in Europe had a negative impact on sales for the first six months of fiscal 2013. In addition, sales for the first six months of fiscal 2012 included the product rollouts of the DCR-2650 cable card, the Broadway, the HD-PVR gaming unit and the MY TV 2 Go TV application for the PC, Apple iPad and iPhone product. The rollout of these products resulted in a concentration of sales for the first six months of fiscal 2012.

Gross profit

Gross profit increased $327,289 for the six months ended March 31, 2013 compared to the same period in the prior fiscal year. The increase in gross profit was due to:

Six Months
ended
03/31/13
Gross profit in dollars-increase (decrease)
Higher sales	$(1,848,877)
Weaker Euro	(150,074)
Labor related and other costs	376,762
Mix of higher gross profit sales	182,683
License fee adjustment	1,766,795
Total increase in gross profit	$327,289

The increase in the gross profit percentage was due to:

Six Months
ended
03/31/13
Gross profit percentage-increase (decrease)
Mix of higher gross profit sales	0.17%
Weaker Euro	(0.28)%
Labor related and other costs	(0.28)%
License fee adjustment	8.15%
Total gross profit percentage increase	7.76%

The factors contributing to the gross profit percentage increase of 7.76% for the six months ended March 31, 2013 were primarily:

•	Larger mix of higher gross profit product resulted in an increase of 0.17%.
•	A decrease in the Euro to USD exchange rate from $1.3297 for the six months ended March 31, 2012 to $1.1.3089 for the six months ended March 31, 2013 resulted in a gross profit decrease of 0.28%.
•	Labor related and other costs resulted in a gross profit decrease of 0.28%
•	Higher license fee adjustments resulted in a gross profit increase of 8.15%

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Six months ended March 31,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Sales and marketing-HCW	$3,628,440	$3,926,587	$(298,147)	16.22%	14.68%	1.54%
Sales and marketing-PCTV	116,586	129,621	(13,035)	0.52%	0.48%	0.04%
Technical support	164,698	186,718	(22,020)	0.74%	0.70%	0.04%
General and administrative-HCW	1,427,615	1,494,351	(66,736)	6.38%	5.59%	0.79%
General and administrative-PCTV	143,750	134,935	8,815	0.64%	0.50%	0.14%
Amortization of intangible assets	377,418	377,418	0	1.69%	1.41%	0.28%
Stock compensation	34,960	40,277	(5,317)	0.16%	0.15%	0.01%
Total	$5,893,467	$6,289,907	$(396,440)	26.35%	23.51%	2.84%

Selling, general and administrative expense for the six months ended March 31, 2013 decreased $396,440 from same period in the prior fiscal year as follows:

Sales and marketing expenses decreased $311,182, driven primarily by $202,490 in lower commission and co-operative advertising expense, which declined due to lower sales and a reduction in expenses of $213,783 for a change in estimate for unused severance liabilities. The decrease in expenses was offset somewhat by $84,438 in higher compensation expenses related to addition of sales resources.

The decrease in technical support of $22,020 was primarily due to lower personnel expenses. The decrease in general and administrative expenses of $57,921 was due primarily to decreases in rent and utilities due to the relocation of offices to smaller spaces, lower credit card processing fees due to the issuing lines of credit to certain customers who previously purchased product with credit cards and lower bad debt expense. This was offset by to higher legal fees for consultation required during fiscal 2013. The decrease in stock compensation expense was due to fewer non vested options outstanding issued at a lower fair value price.

Research and development expenses

Research and development expenses for the six months ended March 31, 2013 decreased $121,755 from the six months ended March 31, 2012. The decrease was mainly due to lower compensation expenses of $173,575, primarily due to a change in estimate for unused severance liabilities offset by $54,809 in higher product development related expenses. The decrease in stock compensation expense was due to fewer non vested options outstanding issued at a lower fair value price.

Tax provision

Our tax provision for the six months ended March 31, 2013 and 2012 is as follows:

	Six months ended March 31,
	2013	2012
Current federal tax expense	$28,850	$-
Current state taxes	20,000	10,000
Current international tax expense	52,583	62,395
Deferred tax expense	683,316	550,838
Tax provision	$784,749	$623,233

The deferred tax expense was primarily due to the utilization of net operating losses and the utilization of deferred timing differences related to our United States subsidiary.

Summary of operations

We recorded a net income of $756,694 for the six months ended March 31, 2013, which resulted in basic and diluted net income per share of $0.07 on weighted average basic and diluted shares of 10,122,344, compared to a net income of $96,751 for the six months ended March 31, 2012, which resulted in basic and diluted net income per share of $0.01 on weighted average basic and diluted shares of 10,122,344.

Options to purchase 1,478,125 and 1,535,567 shares of common stock, at prices from $0.74 to $7.45 and from $0.77 to $7.45, were outstanding for the six months ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

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

Liquidity and capital resources

We had cash and cash equivalents as of March 31, 2013 of $3,132,059, a decrease of $1,963,794 from September 30, 2012.

The decrease in cash was due to:

	Operating	Investing	Financing
	Activities	Activities	Activities	Total
Sources of cash:
Net income adjusted for non cash items	$1,948,613	$0	$0	$1,948,613
Total sources of cash	1,948,613	0	0	1,948,613
Less cash used for:
Increase in accounts receivable	(1,904,970)	0	0	(1,904,970)
Increase in inventory	(1,177,010)	0	0	(1,177,010)
Decrease in accounts payable and accrued expenses	(751,007)	0	0	(751,007)
Increase in prepaid expenses and other current assets	(62,303)	0	0	(62,303)
Capital equipment purchases	0	(29,383)	0	(29,383)
Total cash usage	(3,895,290)	(29,383)	0	(3,924,673)
Effect of exchange rates on cash	0	0	0	12,266
Net cash decrease	($1,946,677)	($29,383)	$0	($1,963,794)

 Cash used in operating activities of $1,946,677 was due to an increase in accounts receivable of $1,904,970, an increase in inventory of $1,177,010, a decrease in accounts payable and accrued expenses of $751,007 and an increase in prepaid expenses and other current assets of $62,303. The increase in accounts receivable was due to an increase in sales of approximately 20.28% between the second quarter of fiscal 2013 and the fourth quarter of fiscal 2012. The increase in inventory was due to a change in the delivery method of product from air shipments to boat shipments. We believe we will save on freight costs but need to invest more in inventory in recognition of the anticipated four week travel time on the boat. The decrease in accounts payable and accrued expenses was due to the timing of payment to suppliers. Sources of cash came from net income adjusted for non cash items of $1,948,613. Cash of $29,383 was used to purchase capital equipment. We had working capital of $19,169 as of March 31, 2013 compared to a working capital deficit of $1,433,704 as of September 30, 2012.

Our cash requirements for the next twelve months will include, among other things, the cash needed to fund our operating and working capital needs. With the proper execution of our business and operating plan, we believe that our cash and cash equivalents as of March 31, 2013 and our internally generated cash will provide us with sufficient liquidity to meet our capital needs for the next twelve months. Failure to meet the business and operating plan could require the need for additional sources of capital. In light of the current economic and credit conditions there can be no assurances that we will be able to find external sources of financing to fund our additional capital needs. In addition, if we are able to obtain financing, there can be no assurances that it will be on financially reasonable terms.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of March 31, 2013:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,594,141	$601,667	$992,474	$0

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

Recent Accounting Pronouncements

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.” ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not anticipated to have a material impact on our results of operations or our financial position.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report on Form 10-Q may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any statements contained herein that are not historical facts are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, competitive product offerings and pricing actions, the availability and pricing of key raw materials, dependence on key members of management, successful integration of acquisitions, economic conditions in the United States and abroad, fluctuation of the value of the Euro versus the U.S. dollar, continued operating losses, our ability to obtain financing, our ability to make timely filings of the required periodic reports and other reports with the Securities and Exchange Commission, issues relating to our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, our failure to maintain compliance with Nasdaq’s continued listing requirements or our failure to maintain our Nasdaq listing, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, this Quarterly Report on Form 10-Q, the Quarterly Report on Form 10-Q for the three months ended December 31, 2012, and the risk of litigation or governmental investigations or proceedings relating to any of the foregoing matters. Copies of these filings are available at www.sec.gov. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. All cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear.

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

(1)	Denotes document filed as an Exhibit to our Registration Statement on Form SB-2 (No. 33- 85426), as amended, effective January 10, 1995 and incorporated herein by reference.

(2)	Denotes document filed as an Exhibit to our Form 10-K for the period ended September 30, 2006 (File Number: 001-13550, Film Number: 061302843) and incorporated herein by reference.

(3)	Denotes document filed as an Exhibit to our Form 8-K (File Number: 001-13350, Film Number:071326765) dated December 26, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUPPAUGE DIGITAL INC.

Date: May 14, 2013	By:	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the
Board, President (Principal Executive Officer)

Date: May 14, 2013	By:	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal
Accounting Officer) and Secretary

