Form 10-Q
period 2013-06-30
HAUPPAUGE DIGITAL INC
filed 2013-08-14
CIK 930803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

☐ YES      ☒ NO

As of August 5, 2013, 10,122,344 shares of $0.01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

Page no.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – June 30, 2013 (unaudited) and September 30, 2012	3

Consolidated Statements of Operations - Three Months ended June 30, 2013 (unaudited) and 2012 (unaudited)	4

Consolidated Statements of Operations - Nine Months ended June 30, 2013 (unaudited) and 2012 (unaudited)	5

Consolidated Statements of Other Comprehensive Loss Three Months and Nine Months ended June 30, 2013 (unaudited) and 2012 (unaudited)	6

Consolidated Statements of Cash Flows - Nine Months ended June 30, 2013 (unaudited) and 2012 (unaudited)	7

Notes to Consolidated Financial Statements	8-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 6. Exhibits	26

Signatures	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	September 30, 2012
Assets:
Cash and cash equivalents	$2,254,689	$5,095,853
Trade receivables, net of various allowances	1,815,014	2,618,081
Other non trade receivables	2,455,113	1,995,654
Inventories	12,055,389	9,497,856
Deferred tax asset-current	492,673	977,488
Prepaid expenses and other current assets	1,250,176	1,088,085
Total current assets	20,323,054	21,273,017

Intangible assets, net	1,865,467	2,431,594
Property, plant and equipment, net	177,262	235,978
Security deposits and other non-current assets	115,589	109,218
Deferred tax asset-non current	580,958	622,272
Total assets	$23,062,330	$24,672,079

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$6,661,809	$5,865,085
Accrued expenses fees	12,549,844	12,943,022
Accrued expenses	2,771,337	3,668,491
Income taxes payable	213,107	230,123
Total current liabilities	22,196,097	22,706,721

Stockholders' Equity:
Common stock, $.01 par value; 25,000,000 shares authorized, 10,882,823 issued	108,828	108,828
Additional paid-in capital	18,399,765	18,316,085
Retained deficit	(10,487,112)	(9,443,408)
Accumulated other comprehensive loss	(4,749,700)	(4,610,599)
Treasury Stock, at cost, 760,479 shares	(2,405,548)	(2,405,548)
Total stockholders' equity	866,233	1,965,358
Total liabilities and stockholders' equity	$23,062,330	$24,672,079

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,
	2013	2012

Net sales	$5,587,632	$9,215,703
Cost of sales	4,100,992	6,563,941
Gross profit	1,486,640	2,651,762

Selling, general and administrative expenses	2,650,602	2,935,797
Research and development expenses	824,637	821,414
Loss from operations	(1,988,599)	(1,105,449)

Other income :
Interest income	651	967
Foreign currency gain	31,954	(3,659)
Total other income	32,605	(2,692)
Loss before tax provision	(1,955,994)	(1,108,141)
Current tax expense	1,591	35,469
Deferred tax benefit	(157,187)	(116,627)
Net loss	$(1,800,398)	$(1,026,983)

Net loss per share:
Basic and diluted	$(0.18)	$(0.10)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended June 30,
	2013	2012

Net sales	$27,953,945	$35,963,918
Cost of sales	17,530,937	24,703,077
Gross profit	10,423,008	11,260,841

Selling, general and administrative expenses	8,544,069	9,225,702
Research and development expenses	2,321,475	2,440,008
Loss from operations	(442,536)	(404,869)

Other income :
Interest income	2,619	3,802
Foreign currency gain	25,366	12,911
Total other income	27,985	16,713
Loss before tax provision	(414,551)	(388,156)
Current tax expense	103,024	107,864
Deferred tax expense	526,129	434,211
Net loss	$(1,043,704)	$(930,231)

Net loss per share:
Basic and diluted	$(0.10)	$(0.09)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,
	2013	2012
Net loss	$(1,800,398)	$(1,026,983)
Foreign currency translation loss	(65,530)	(103,310)
Other comprehensive loss	$(1,865,928)	$(1,130,293)

	Nine months ended June 30,
	2013	2012
Net loss	$(1,043,704)	$(930,231)
Foreign currency translation loss	(139,101)	(137,269)
Other comprehensive loss	$(1,182,805)	$(1,067,500)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30,
	2013	2012
Net loss	$(1,043,704)	$(930,231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	88,718	133,515
Amortization of intangible assets	566,127	566,127
Stock compensation expense	83,677	94,931
Deferred tax expense	526,129	434,211
Sales reserve, net	(400,191)	75,029
Bad debt reserve	0	40,000
Inventory reserve	200,000	340,000
Other items	14,478	24,755
Changes in current assets and liabilities
Accounts receivable and other non trade receivables	1,677,800	1,715,178
Inventories	(3,618,079)	(1,134,235)
Prepaid expenses and other current assets	(154,464)	(163,884)
Accounts payable	600,897	(2,823,561)
Accrued expenses and other current liabilities	(1,361,003)	1,808,119
Total adjustments	(1,775,911)	1,110,185
Net cash provided by (used in) operating activities	(2,819,615)	179,954
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(30,002)	(39,430)
Net cash used in investing activities	(30,002)	(39,430)
Effect of exchange rates on cash	8,453	(71,951)
Net increase (decrease) in cash and cash equivalents	(2,841,164)	68,573
Cash and cash equivalents, beginning of period	5,095,853	4,080,537
Cash and cash equivalents, end of period	$2,254,689	$4,149,110
Supplemental disclosures:
Income taxes paid	$92,383	$117,303

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

The operating results for the three months and nine months ended June 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2013.

The Company’s cash requirements for the next twelve months will include, among other things, the cash to fund its operating and working capital needs. The Company relies exclusively upon cash generated from its operations to fund these needs. The Company does not have a working capital line of credit or other borrowing facility in place to draw upon in the event that cash from its operations are insufficient to fund its capital requirements to sustain its operations. Based on the Company’s current scale of operating expenses and the Company’s new product development schedule, the Company has evaluated that its cash and cash equivalents as of June 30, 2013 and its internally generated cash may not provide sufficient liquidity to meet its capital needs for the next twelve months, and that additional sources of cash may be required to meet its capital needs.

The Company has incurred operating losses for the last five fiscal years and in the nine month period ended June 30, 2013. Those losses are primarily attributable to a continuing decline in sales. In the quarter ended June 30, 2013, the Company experienced an unprecedented and precipitous 46% drop in sales from the quarter ended March 31, 2013. The Company believes that its sales have declined for reasons which we described in Item 1A of the Company’s Annual Report on 10-K for the fiscal year ended September 30, 2012, including, among other things:

•	Reliance on a small number of its product lines being successful, the failure of any one of which could substantially reduce its sales.
•	The Companny’s potential inability to develop new products or services that will meet its customers’ needs or wants.
•	Intense competitive pressures from larger companies that have greater resources than the Company and from new market entrants, stemming from frequent new product introductions, technological advances, and declining sales prices, among other things.
•	The Company’s potential inability to remain ahead of the development of competing technologies, products and services.
•	Lack of market diversification.
•	Heavy reliance on retailers, dealers and PC manufacturers to market, sell and distribute the Company’s products

Since the fourth quarter of fiscal 2011, the Company has been implementing expense reduction initiatives. The Company switched from air to ocean freight to reduce shipping costs, outsourced most of its shipping and logistics to a third party, reduced personel, relocated certain facilities to smaller offices, renogotiated certain exisitng leases to reduce rent and closed certain sales offices. The Company believes that it may be increasingly difficult to make further material reductions in costs and maintain a viable operating plan. Addiitonally, absent a recovery in its business, the Company may be required to reduce its current expectations of future cash flows and pre tax operating results, which, in turn, may result in charges for the impairment of its longed lived assets and/or increase the valuation allowance against its net deferred tax assets. Such charges could be material.

The Company is working to develop a strategy to address its continuing operating losses and loss of sales, and the Company has retained Corporate Fuel Advisors, an investment bank and advisory firm, to assist the Company in considering and pursuing strategic alternatives, including possible additional financing to fund its capital needs and the restructuring of its business.

The Company cannot assure that it will be able to develop and implement a plan that will enable it to successfully address its business and financial challenges. Among other things:

•	If the Company seeks financing, the Company may not be able to obtain funding to address its capital needs on commercially reasonable terms, or at all.
•	The Company may not be able to develop new lines of products or services that will be positively accepted by the marketplace.
•	The Company may not be able to successfully compete with its competitors’ product and service offerings.
•	Customers and consumers may lose confidence in the Company as a result of its financial condition and perfomance, its potential de-listing from Nasdaq, should the Company lose its appeal related to such de-listing, and their perceptions of the Company’s business prospects and competitive position, and they may cease to do business with us or buy the Company’s products.

If any strategic or restructuring plan that the Company’s develops and implements is not successful, there is a substantial risk that that the Company might not be able to sustain its operations at current levels, which would have a material adverse effect on its business, operating results and financial condition.

Note 2. Trade Accounts and Other Non-Trade Receivables

Trade receivables consist of:

•	Trade receivables from sales to customers

•	Allowances, consisting of sales and bad debt

Other non trade receivables consist of:

•	Receivables pertaining to component parts purchased from the Company at cost by the Company’s contract manufacturers which are excluded from sales

•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by the Company’s Asian and European locations
•	Other minor non-trade receivables

Trade receivables and other non-trade receivables as of June 30, 2013 and September 30, 2012 consisted of:

	June 30,	September 30,
	2013	2012
Trade receivables	$3,975,540	$6,319,544
Allowance for doubtful accounts	(102,123)	(352,123)
Sales reserve	(2,058,403)	(3,349,340)
Net trade receivables	1,815,014	$2,618,081
Receivable from contract manufacturers	1,857,848	$1,649,444
GST and VAT tax receivables	542,876	287,446
Other	54,389	58,764
Total other non trade receivables	$2,455,113	$1,995,654

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Note 3. Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	June 30,	September 30,
	2013	2012
Component parts	$3,782,816	$3,412,673
Finished goods	6,641,421	3,563,284
Subtotal	10,424,237	$6,975,957
Reserve for anticipated sales returns at cost	1,631,152	2,521,899
Total	$12,055,389	$9,497,856

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

Options to purchase 1,478,125 and 1,531,567 shares of common stock, at prices from $0.74 to $7.45 and from $0.77 to $7.45, were outstanding for the three months and nine months ended June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

Sales by functional category are as follows:

	Three months ended June 30,		Nine months ended June 30,
Product line sales	2013	2012	2013	2012
Video recorder products	$2,252,347	$4,137,859	$15,437,377	$19,115,575
TV tuner products	3,076,013	4,629,434	11,781,107	14,747,645
Other video products and software	259,272	448,410	735,461	2,100,698
Total sales	$5,587,632	$9,215,703	$27,953,945	$35,963,918

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in the United States, Europe and Asia. Sales percentages by geographic region are as follows:

	Three months ended June 30,		Nine months ended June 30,
Geographic region	2013	2013	2013	2012
The Americas	60%	46%	62%	54%
Europe	32%	50%	33%	42%
Asia	8%	4%	5%	4%
Total	100%	100%	100%	100%

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Note 6. Tax provision

The Company’s tax provision for the three and nine months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Current federal tax expense (benefit)	$(28,850)	$-	$-	$-
Current state taxes	10,000	10,000	30,000	30,000
Current tax expense on international operations	20,441	25,469	73,024	77,864
Deferred tax (benefit) expense	(157,187)	(116,627)	526,129	434,211
Tax (benefit) provision	$(155,596)	$(81,158)	$629,153	$542,075

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

Based on new information obtained during fiscal 2013, including the completion of a significant third party audit, the Company reduced its accrued expenses - fees balance by $2,214,453.  This estimate change resulted in an improved gross margin during fiscal 2013.  As of June 30, 2013 and September 30, 2012, the amount of accrued expense-fees amounted to $12,549,844 and $12,943,022, respectively.

Note 8. Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs and for which no invoice has been rendered. Accrued expenses as of June 30, 2013 and September 30, 2012 were $2,771,337 and $3,668,491, respectively. Included in accrued expenses are accruals for product costs, accruals for sales costs relating to sales rebate programs, accruals for freight and duty expenses, accruals for compensation, accruals for warranty repair costs and accruals for advertising and marketing costs. For the nine months ended June 30, 2013, the Company, using the most recent information available, reviewed its estimates for accruals for which no invoice has been rendered. As a result of this review, the Company recorded a change in estimate of $400,697 as a reduction in operating expenses related to unused severance accruals.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period ENDED JUNE 30, 2013 Compared to THE THREE MONTH PERIOD ENDED JUNE 30, 2012

Results of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	6/30/13	6/30/12		$2013	2012	Variance

Net Sales	$5,587,632	$9,215,703	$(3,628,071)	100.00%	100.00%	-
Cost of sales	4,100,992	6,563,941	(2,462,949)	73.39%	71.23%	2.16%
Gross Profit	1,486,640	2,651,762	(1,165,122)	26.61%	28.77%	-2.16%
Gross Profit %	26.61%	28.77%	-2.16%
Expenses:
Sales & marketing	1,514,818	1,748,014	(233,196)	27.11%	18.97%	8.14%
Sales & marketing-PCTV	50,064	63,065	(13,001)	0.90%	0.68%	0.22%
Technical support	89,030	90,941	(1,911)	1.59%	0.99%	0.60%
General & administrative	708,909	753,762	(44,853)	12.69%	8.18%	4.51%
General & administrative-PCTV	80,778	71,167	9,611	1.45%	0.77%	0.68%
Amortization of intangible assets	188,709	188,709	0	3.38%	2.05%	1.33%
Selling, general and administrative stock compensation expense	18,294	20,139	(1,845)	0.33%	0.22%	0.11%
Total selling, general and administrative expense	2,650,602	2,935,797	(285,195)	47.45%	31.86%	15.59%
Research and development	535,822	517,737	18,085	9.59%	5.62%	3.97%
Research and development-PCTV	278,363	292,172	(13,809)	4.98%	3.17%	1.81%
Research and development stock compensation expense	10,452	11,505	(1,053)	0.19%	0.12%	0.07%
Total expenses	3,475,239	3,757,211	(281,972)	62.21%	40.77%	21.44%
Loss from operations	(1,988,599)	(1,105,449)	(883,150)	-35.60%	-12.00%	-23.60%

Other expense:
Interest income	651	967	(316)	0.01%	0.01%	0.00%
Foreign currency	31,954	(3,659)	35,613	0.57%	-0.04%	0.61%
Total other expense	32,605	(2,692)	35,297	0.58%	-0.03%	0.61%
Loss before tax provision	(1,955,994)	(1,108,141)	(847,853)	-35.02%	-12.03%	-22.99%
Current tax expense	1,591	35,469	(33,878)	0.02%	0.38%	-0.36%
Deferred tax benefit	(157,187)	(116,627)	(40,560)	-2.81%	-1.27%	-1.54%
Net loss	$(1,800,398)	$(1,026,983)	$(773,415)	-32.23%	-11.14%	-21.09%

Net sales for the three months ended June 30, 2013 decreased $3,628,071 compared to the three months ended June 30, 2012 as shown in the table below.

			Increase
			(decrease)	Increase	Percentage of sales by
	Three Months	Three Months	Dollar	(decrease)	geographic region
	ended 6/30/13	ended 6/30/12	Variance	variance %	2013	2012
The Americas	$3,322,823	$4,217,404	$(894,581)	-21%	60%	46%
Europe	1,824,218	4,673,280	(2,849,062)	-61%	32%	50%
Asia	440,591	325,019	115,572	36%	8%	4%
Total	$5,587,632	$9,215,703	$(3,628,071)	-39%	100%	100%

Increased competition, tepid economic conditions in Europe and a greater sales decline in our seasonally slow third fiscal quarter had a negative impact on sales.

Gross profit

Gross profit decreased $1,165,122 for the three months ended June 30, 2013 compared to the same quarter in the prior fiscal year. The decrease in gross profit was due to:

Three Months ended
Gross profit in dollars-increase (decrease)	6/30/13
Lower sales	$(1,498,273)
Stronger Euro	34,746
Labor related and other costs	378,849
Lower gross profit due to mix of sales	(120,203)
License fee adjustment	39,759
Total decrease in gross profit	$(1,165,122)

The decrease in the gross profit percentage was due to:

Three Months ended
Gross profit percentage-increase (decrease)	6/30/13
Sales mix of lower gross profit sales	(2.39)%
Stronger Euro	0.39%
Labor related and other costs	(1.35)%
License fee adjustment	1.19%
Total gross profit percentage decrease	(2.16)%

The factors contributing to the gross profit percentage decrease of 2.16% for the three months ended June 30, 2013 were primarily:

•	Unfavorable gross profit percentage due to sales mix of lower average sales price product resulted in a decrease of 2.39%.
•	An increase in the USD to Euro exchange rate from $1.2833 for the three months ended June 30, 2012 to $1.13069 for the three months ended June 30, 2013 resulted in a gross profit increase of 0.39%.
•	Increase in labor related and other costs as a percentage of sales resulted in a gross profit decrease of 1.35%.
•	Higher license fee adjustments resulted in a gross profit increase of 1.19%.

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Three months ended June 30,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Sales and marketing-HCW	$1,514,818	$1,748,014	$(233,196)	27.11%	18.97%	8.14%
Sales and marketing-PCTV	50,064	63,065	(13,001)	0.90%	0.68%	0.22%
Technical support	89,030	90,941	(1,911)	1.59%	0.99%	0.60%
General and administrative-HCW	708,909	753,762	(44,853)	12.69%	8.18%	4.51%
General and administrative-PCTV	80,778	71,167	9,611	1.45%	0.77%	0.68%
Amortization of intangible assets	188,709	188,709	0	3.38%	2.05%	1.33%
Stock compensation	18,294	20,139	(1,845)	0.33%	0.22%	0.11%
Total	$2,650,602	$2,935,797	$(285,195)	47.45%	31.86%	15.59%

Selling, general and administrative expense for the third quarter of fiscal 2013 decreased $285,195 from the prior year’s third fiscal quarter as follows:

Sales and marketing expenses decreased $246,197, driven primarily by $207,792 in lower commission and co-operative advertising expense, which declined due to lower sales, and $36,661 in lower sales office expense due to reduction in personnel.

The decrease in technical support of $1,911 was primarily due to lower personnel expenses. The decrease in general and administrative expenses of $35,242 was due mainly to lower depreciation expense and lower credit card processing fees due to the issuing of credit lines to certain customers who previously purchased product with credit cards. The decrease in stock compensation expense was due to fewer non vested options outstanding issued at a lower fair value price.

Research and development expenses

Research and development expenses for the three months ended June 30, 2013 increased slightly by $3,223 from the same quarter in the prior fiscal year. The increase was mainly due to lower compensation and compensation related expenses offset by higher product development costs. The decrease in stock compensation expense was due to fewer non vested options outstanding issued at a lower fair value price.

Tax provision

Our tax provision for the three months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,
	2013	2012
Current federal tax expense (benefit)	$(28,850)	$-
Current state taxes	10,000	10,000
Current tax expense on international operations	20,441	25,469
Deferred tax benefit	(157,187)	(116,627)
Tax benefit	$(155,596)	$(81,158)

Deferred tax benefit for the three months ended June 30, 2013 and 2012 was primarily due to increases in net operating losses.

Summary of operations

We recorded a net loss of $1,800,398 for the three months ended June 30, 2013, which resulted in basic and diluted net loss per share of $0.18 on weighted average basic and diluted shares of 10,122,344, compared to a net loss of $1,026,983 for the three months ended June 30, 2012, which resulted in basic and diluted net loss per share of $0.10 on weighted average basic and diluted shares of 10,122,344.

Options to purchase 1,478,125 and 1,531,567 shares of common stock, at prices from $0.74 to $7.45 and from $0.77 to $7.45, were outstanding for the three months ended June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

NINE Month Period ENDED JUNE 30, 2013 Compared to THE NINE MONTH PERIOD ENDED JUNE 30, 2012

Results of operations for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 is as follows:

	Nine	Nine
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	6/30/13	6/30/12		$2013	2012	Variance

Net Sales	$27,953,945	$35,963,918	$(8,009,973)	100.00%	100.00%	0.00%
Cost of sales	17,530,937	24,703,077	(7,172,140)	62.71%	68.69%	-5.98%
Gross Profit	10,423,008	11,260,841	(837,833)	37.29%	31.31%	5.98%
Gross Profit %	37.29%	31.31%	5.98%
Expenses:
Sales & marketing	5,143,258	5,674,601	(531,343)	18.40%	15.78%	2.62%
Sales & marketing-PCTV	166,650	192,686	(26,036)	0.60%	0.54%	0.06%
Technical support	253,728	277,659	(23,931)	0.91%	0.77%	0.14%
General & administrative	2,136,524	2,248,113	(111,589)	7.64%	6.25%	1.39%
General & administrative-PCTV	224,529	206,102	18,427	0.80%	0.57%	0.23%
Amortization of intangible assets	566,127	566,127	0	2.03%	1.57%	0.46%
Selling, general and administrative stock compensation expense	53,253	60,414	(7,161)	0.19%	0.17%	0.02%
Total selling, general and administrative expense	8,544,069	9,225,702	(681,633)	30.57%	25.65%	4.92%
Research and development	1,612,446	1,554,715	57,731	5.77%	4.32%	1.45%
Research and development-PCTV	678,606	850,777	(172,171)	2.43%	2.37%	0.06%
Research and development stock compensation expense	30,423	34,516	(4,093)	0.11%	0.10%	0.01%
Total expenses	10,865,544	11,665,710	(800,166)	38.88%	32.44%	6.44%
Loss from operations	(442,536)	(404,869)	(37,667)	-1.59%	-1.13%	-0.46%

Other income:
Interest income	2,619	3,802	(1,183)	0.01%	0.01%	0.00%
Foreign currency	25,366	12,911	12,455	0.09%	0.04%	0.05%
Total other income	27,985	16,713	11,272	0.10%	0.05%	0.05%
Loss before tax provision	(414,551)	(388,156)	(26,395)	-1.49%	-1.08%	-0.41%
Current tax expense	103,024	107,864	(4,840)	0.37%	0.30%	0.07%
Deferred tax expense	526,129	434,211	91,918	1.88%	1.21%	0.67%
Net loss	$(1,043,704)	$(930,231)	$(113,473)	-3.74%	-2.59%	-1.15%

Net sales for the nine months ended June 30, 2013 decreased $8,009,973 compared to the nine months ended June 30, 2012 as shown in the table below.

			Increase
			(decrease)	Increase	Percentage of sales by
	Nine Months	Nine Months	Dollar	(decrease)	geographic region
	ended 6/30/13	ended 6/30/12	Variance	variance %	2013	2012
The Americas	$17,436,317	$19,290,328	$(1,854,011)	-10%	62%	54%
Europe	9,100,922	15,225,059	(6,124,137)	-40%	33%	42%
Asia	1,416,706	1,448,531	(31,825)	-2%	5%	4%
Total	$27,953,945	$35,963,918	$(8,009,973)	-22%	100%	100%

Increased competition, tepid economic conditions in Europe and a greater sales decline in our seasonally slow third fiscal quarter had a negative impact on sales. In addition, fiscal 2012 included the product rollouts of the DCR-2650 cable card, the Broadway, the HD-PVR gaming unit and the MY TV 2 Go TV application for the PC, Apple iPad® and iPhone® product. The rollout of these products resulted in a concentration of sales for fiscal 2012, which did not repeat in fiscal 2013.

Gross profit

Gross profit decreased $837,833 for the nine months ended June 30, 2013 compared to the same period in the prior fiscal year. The decrease in gross profit was due to:

Nine Months ended
Gross profit in dollars-increase (decrease)	6/30/13
Lower sales	$(3,361,279)
Weaker Euro	(115,328)
Labor related and other costs	755,611
Higher gross profit due to mix of sales	76,609
License fee adjustment	1,806,554
Total decrease in gross profit	$(837,833)

The increase in the gross profit percentage was due to:

Nine Months ended
Gross profit percentage-increase (decrease)	06/30/13
Sales mix of lower gross profit retail sales	(0.32)%
Weaker Euro	(0.15)%
Labor related and other costs	(0.35)%
License fee adjustment	6.80%
Total gross profit percentage increase	5.98%

The factors contributing to the gross profit percentage increase of 5.98% for the nine months ended June 30, 2013 were primarily:

•	Unfavorable gross profit percentage due to sales mix of lower average sales price product resulted in a decrease of 0.32%.
•	A decrease in the USD to Euro exchange rate from $1.3142 for the nine months ended June 30, 2012 to $1.13083 for the nine months ended June 30, 2013 resulted in a gross profit decrease of 0.15%.

•	Increase in labor related and other costs as a percentage of sales resulted in a gross profit decrease of 0.35%.
•	Higher license fee adjustments resulted in a gross profit increase of 6.80%.

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Nine months ended June 30,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Sales and marketing-HCW	$5,143,258	$5,674,601	$(531,343)	18.40%	15.78%	2.62%
Sales and marketing-PCTV	166,650	192,686	(26,036)	0.60%	0.54%	0.06%
Technical support	253,728	277,659	(23,931)	0.91%	0.77%	0.14%
General and administrative-HCW	2,136,524	2,248,113	(111,589)	7.64%	6.25%	1.39%
General and administrative-PCTV	224,529	206,102	18,427	0.80%	0.57%	0.23%
Amortization of intangible assets	566,127	566,127	0	2.03%	1.57%	0.46%
Stock compensation	53,253	60,414	(7,161)	0.19%	0.17%	0.02%
Total	$8,544,069	$9,225,702	$(681,633)	30.57%	25.65%	4.92%

Selling, general and administrative expense for the nine months ended June 30, 2013 decreased $681,633 from same period in the prior fiscal year as follows:

Sales and marketing expenses decreased $557,379, driven primarily by $412,461 in lower commission and co-operative advertising expense, which declined due to lower sales, and a reduction in expenses of $213,783 for a change in estimate for unused severance liabilities. The decrease in expenses was offset somewhat by $83,586 in higher compensation expenses related to the addition of sales and marketing resources.

The decrease in technical support of $23,931 was primarily due to lower personnel expenses. The decrease in general and administrative expenses of $93,162 was due primarily to decreases in rent and utilities due to the relocation of offices to smaller spaces, lower credit card processing fees due to the issuing lines of credit to certain customers who previously purchased product with credit cards, lower bad debt expense and lower depreciation. This was offset by to higher legal fees for consultation required during fiscal 2013. The decrease in stock compensation expense was due to fewer non vested options outstanding issued at a lower fair value price.

Research and development expenses

Research and development expenses for the nine months ended June 30, 2013 decreased $118,533 from the same period in the prior fiscal year. The decrease was mainly due to lower compensation expenses of $199,112, primarily due to a change in estimate for unused severance liabilities, offset by $81,314 in higher product development related expenses. The decrease in stock compensation expense was due to fewer non vested options outstanding issued at a lower fair value price.

Tax provision (Benefit)

Our tax provision for the nine months ended June 30, 2013 and 2012 is as follows:

	Nine months ended June 30,
	2013	2012
Current federal tax expense (benefit)	$-	$-
Current state taxes	30,000	30,000
Current tax expense on international operations	73,024	$77,864
Deferred tax expense	526,129	434,211
Tax expense	$629,153	$542,075

The deferred tax expense was primarily due to the utilization of net operating losses and the utilization of deferred timing differences related to our United States subsidiary.

Summary of operations

We recorded a net loss of $1,043,704 for the nine months ended June 30, 2013, which resulted in basic and diluted net loss per share of $0.10 on weighted average basic and diluted shares of 10,122,344, compared to a net loss of $930,231 for the nine months ended June 30, 2012, which resulted in basic and diluted net loss per share of $0.09 on weighted average basic and diluted shares of 10,122,344.

Options to purchase 1,478,125 and 1,531,567 shares of common stock, at prices from $0.74 to $7.45 and from $0.77 to $7.45, were outstanding for the nine months ended June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

Liquidity and capital resources

The Company had cash and cash equivalents as of June 30, 2013 of $2,254,689, a decrease of $2,841,164 from September 30, 2012.

The decrease in cash was due to:

	Operating	Investing	Financing
	Activities	Activities	Activities	Total
Sources of cash:
Decrease in accounts receivable	$1,677,800	$0	$0	$1,677,800
Net loss adjusted for non cash items	35,234	0	0	35,234
Total sources of cash	1,713,034	0	0	1,713,034
Less cash used for:	\
Increase in inventory	(3,618,079)	0	0	(3,618,079)
Decrease in accounts payable and accrued expenses	(760,106)	0	0	(760,106)
Increase in prepaid expenses and other current assets	(154,464)	0	0	(154,464)
Capital equipment purchases	0	(30,002)	0	(30,002)
Total cash usage	(4,532,649)	(30,002)	0	(4,562,651)
Effect of exchange rates on cash	0	0	0	8,453
Net cash decrease	$(2,819,615)	$(30,002)	$0	$(2,841,164)

Cash used in operating activities of $2,819,615 was due to an increase in inventory of $3,618,079, a decrease in accounts payable and accrued expenses of $760,106 and an increase in prepaid expenses and other current assets of $154,464. Sources of cash came from the net loss adjusted for non cash items of $35,234 and a decrease in accounts receivable of $1,677,800. The increase in inventory was due to a change in the delivery method of product from air shipments to boat shipments and a higher seasonal decline in sales than forecasted. We believe the change in delivery method from air to ocean will save on freight costs but require an additional investment in inventory in recognition of the anticipated four to five week transit time. The decrease in accounts payable and accrued expenses was due to the timing of payment to suppliers. The decrease in accounts receivable was due to cash collections coupled with lower sales in the third fiscal quarter compared to the previous two fiscal quarters. Cash of $30,002 was used to purchase capital equipment. We had a working capital deficit of $1,873,043 as of June 30, 2013 compared to a working capital deficit of $1,433,704 as of September 30, 2012.

Our cash requirements for the next twelve months will include, among other things, the cash to fund our operating and working capital needs. We rely exclusively upon cash generated from our operations to fund these needs. We do not have a working capital line of credit or other borrowing facility in place to draw upon in the event that cash from our operations is insufficient to fund our capital requirements to sustain our operations. Based on our current scale of operating expenses and our new product development schedule, we have evaluated that our cash and cash equivalents as of June 30, 2013 and our internally generated cash may not provide sufficient liquidity to meet our capital needs for the next twelve months, and that additional sources of cash may be required to meet our capital needs.

We have incurred operating losses for the last five fiscal years and in the nine month period ended June 30, 2013. Those losses are primarily attributable to a continuing decline in sales. In the quarter ended June 30, 2013, we experienced an unprecedented and precipitous 46% drop in sales from the quarter ended March 31, 2013. We believe that our sales have declined for reasons which we described in Item 1A of our Annual Report on 10-K for the fiscal year ended September 30, 2012, including, among other things:

•	Reliance on a small number of our product lines being successful, the failure of any one of which could substantially reduce our sales.
•	Our potential inability to develop new products or services that will meet our customers’ needs or wants.
•	Intense competitive pressures from larger companies that have greater resources than we do and from new market entrants, stemming from frequent new product introductions, technological advances, and declining sales prices, among other things.
•	Our potential inability to remain ahead of the development of competing technologies, products and services.
•	Lack of market diversification.

•	Heavy reliance on retailers, dealers and PC manufacturers to market, sell and distribute our products.

Since the fourth quarter of fiscal 2011, we have been implementing expense reduction initiatives. We switched from air to ocean freight to reduce shipping costs, outsourced most of our shipping and logistics to a third party, reduced personel, relocated certain facilities to smaller offices, renegotiated certain existing leases to reduce rent and closed certain sales offices. We believe that it may be increasingly difficult to make further material reductions in costs and maintain a viable operating plan. Additionally , absent a recovery in our business, we may be required to reduce our current expectations of future cash flows and pre-tax operating results, which, in turn, may result in charges for the impairment of our longed lived assets and/or  increase the valuation allowance against our net deferred tax assets. Such charges could be material.

We are working to develop a strategy to address our continuing operating losses and loss of sales, and we have retained Corporate Fuel Advisors, an investment bank and advisory firm, to assist us in considering and pursuing strategic alternatives, including possible additional financing to fund our capital needs and the restructuring of our business.

We cannot assure that we will be able to develop and implement a plan that will enable us to successfully address our business and financial challenges. Among other things:

•	If we seek financing, we may not be able to obtain funding to address our capital needs on commercially reasonable terms, or at all.

•	We may not be able to develop new lines of products or services that will be positively accepted by the marketplace.
•	We may not be able to successfully compete with our competitors’ product and service offerings.
•	Customers and consumers may lose confidence in us as a result of our financial condition and performance, our potential de-listing from Nasdaq, should we lose our appeal related to such de-listing, and their perceptions of our business prospects and competitive position, and they may cease to do business with us or buy our products.

If any strategic or restructuring plan that we develop and implement is not successful, there is a substantial risk that that we might not be able to sustain our operations at current levels, which would have a material adverse effect on our business, operating results and financial condition.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of June 30, 2013:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,444,818	$601,667	$843,151	$0

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report on Form 10-Q may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any statements contained herein that are not historical facts are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, competitive product offerings and pricing actions, the availability and pricing of key raw materials, continued decline in sales, continued operating losses, our ability to obtain financing on commercial reasonable terms or at all, our ability to formulate and implement a viable restructuring plan, dependence on key members of management, successful integration of acquisitions, economic conditions in the United States and abroad, fluctuation of the value of the Euro versus the U.S. dollar, our ability to make timely filings of the required periodic reports and other reports with the Securities and Exchange Commission, issues relating to our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, our failure to maintain compliance with Nasdaq’s continued listing requirements and our potential de-listing from Nasdaq should we lose our appeal related to such de-listing, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, this Quarterly Report on Form 10-Q, the Quarterly Report on Form 10-Q for the three months ended December 31, 2012 and March 31, 2013, and the risk of litigation or governmental investigations or proceedings relating to any of the foregoing matters. Copies of these filings are available at www.sec.gov. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. All cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear.

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

HAUPPAUGE DIGITAL INC.

Date: August 14, 2013	By:	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the Board, President (Principal Executive Officer)

Date: August 14, 2013	By:	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal Accounting Officer) and Secretary

