Form 10-K
period 2013-09-30
HAUPPAUGE DIGITAL INC
filed 2013-12-30
CIK 930803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

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

☐Yes                                    ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of the close of business on March 31, 2013 was approximately $9,248,399 based upon the last price reported on such date on the NASDAQ Capital Market. Non-affiliates include all stockholders other than officers, directors and 5% stockholders of the registrant.

As of December 12, 2013, the number of shares of Common Stock, $0.01 par value, outstanding was 10,122,344.

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

ITEm 1.  BUSINESS

OVERVIEW

We are a public company with a 21-year history that designs, develops, manufactures and markets a variety of consumer electronic hardware and software products that link TV and other video delivery technologies to personal computers and mobile devices, thereby facilitating and enhancing home and mobile entertainment systems. These products fall within the following general categories:

•      TV Receivers and Tuners
•      High Definition Video Recorders
•      Peripheral Software Applications and Video Streaming Support Devices

•      Administrative offices are in New York, Ireland and Singapore.
•      Sales offices are in Germany, London, Paris, The Netherlands, Sweden, Italy, Spain, Singapore, Taiwan and California.
•      Research and development centers are in Hauppauge, New York, Braunschweig, Germany and Taipei,Taiwan.

Our cash requirements for the next twelve months will include, among other things, the cash to fund our operating and working capital needs. We rely exclusively upon cash generated from operations to fund these needs. We do not have a working capital line of credit or other borrowing facility in place to draw upon in the event that cash from our operations is insufficient to fund our capital requirements to sustain our operations. Our cash and cash equivalents as of  September  30, 2013 and our internally generated cash will not provide sufficient liquidity to meet our capital needs for the next twelve months, and  additional sources of cash may be required to meet our capital needs.  There can be no assurance that the we will be able to obtain additional sources of cash if needed.  The financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of the uncertainty described here.

In recognition of the operating losses, loss of sales and  reduction of cash, we have been  implementing expense reduction initiatives to lower our expense structure to bring it in line with sales.  We have also retained,  on a consulting basis, an advisory firm to assist  in considering  and pursuing strategic alternatives, including possible additional financing to fund our capital needs and the  restructuring of our business.

OUR STRATEGY

Since our founding in 1994, we have become a leader in bringing live TV and other video content to personal computers and mobile devices. We are known throughout the consumer electronics industry as a pioneer in developing cutting-edge peripheral products for analog and digital streaming and recording of video to the PC. We have become a leader by consistently focusing on five strategic principles:

1.     Innovating and diversifying products and product lines.
2.     Introducing new and desirable features in its products.
3.     Expanding domestic and international sales and distribution channels.
4.     Forging strategic relationships with key industry players.
5.     Outsourcing production to reliable, high-quality contract manufacturers.

As more consumers look to PCs and mobile devices to deliver a total entertainment experience, our products are components of a total entertainment system that go “beyond the TV” and integrate desktop and laptop PC’s, leading game system consoles, Apple iPads and Android mobile devices. Enhancements to our most successful products, combined with new products we may introduce in the future have the potential to  permanently change the consumer’s experience with, and perception of, home entertainment.

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

During fiscal 2013, our engineering department introduced the HD-PVR- Rocket. Our HD PVR Rocket records video game play from PlayStation, Xbox and PC gaming systems in high definition up to 1080p. The HD PVR Rocket is a portable video recorder which is small enough to fit in your hand and weights just 4.6 oz . The HD PVR Rocket has a built-in audio mixer and has a USB port where a gamer can plug a USB thumb drive to record game play. A 16 Gbyte USB thumb drive, when plugged into the HD PVR Rocket, can record 4 hours of video game play at an HD resolution of 1080p. The HD PVR Rocket also has a built-in audio mixer that can record game commentary along with game audio.  In addition to the recorder, a Windows application called Hauppauge Capture is provided which can be used to upload video game play to YouTube.

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

During fiscal 2012, our engineering department tested and certified most of our TV tuners for use with Microsoft’s Windows 8 operating system.

During fiscal 2012, our engineering department also introduced ‘StreamEez’. StreamEez is designed as an Internet steaming device for small groups and organizations who want to stream live events over the Internet. The target markets are local administrations such as school boards, political organizations and churches. StreamEez was designed to make Internet streaming easy, and is pre-configured to support streaming services such as Ustream, Justin.TV and Twitch.   This product began shipping in early fiscal 2014.

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

Our domestic and international sales and marketing team cultivates a variety of distribution channels comprised of computer and electronic retailers, computer products distributors and PC manufacturers. Computer and electronic retailers include retail stores, web stores and third-party catalogs, both print and on-line, among others. We work closely with our retailers to enhance sales through joint advertising campaigns and promotions. We believe that developing our international presence contributes to our strategic position, allowing us to benefit from investments in product development, and more firmly establishing our Hauppauge®, WinTV®, PCTV and MediaMVP™ brand names in the international marketplace. We currently have nine sales offices in countries outside of the U.S., and a R&D facility in Taiwan to service the growing Asian market.

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

PRODUCTS

Our products generally fall under three product categories:

•  High Definition Video Recorders – This category includes  products that record high-definition video direct from video game consoles, including, among others, Xbox and Sony PlayStation game systems. Certain models also can record HD video from cable TV and satellite set-top boxes.  These products enable the recording of video and TV content to a PC’s hard drive, the receiving of digital TV data transmissions, and the displaying of computer-stored digital media on TV sets and other mobile devices via in-home networks

•  TV Receivers and Tuners – This category includes products which receive TV signals that enable PC, tablet and smartphone users to watch television on a PC or laptop device screen. On PCs, the TV can be in a resizable window. On tablet and smartphones, the TV image is a fixed window or full screen.  Specifically, our devices include digital TV receivers, serving those markets relying on the latest digital-based TV systems, hybrid analog/digital TV receivers, serving the many markets internationally that are still in the process of converting from analog to digital TV formats, and analog-only TV receivers, serving the remaining markets.  In this category are products based on CableCARD technology which allow consumers in the U.S. to watch and record cable TV programs and can be used in place of cable TV company rented cable boxes. Also in this category is a line of TV receivers which have Wi-fi connections that enable the viewing of TV on tablets and other mobile devices.

•    Other Video Products and Software – This category includes an array of product lines consisting of software applications and video capture board and digital media adapter units that support video-streaming in and around the home or over the Internet based on inbound TV signals.

See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements comprising part of this Annual Report on Form 10-K for additional information relating to our product categories.

High Definition Video Recorder Products

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

Our HD PVR Rocket is our new portable high definition video recorder. The  HD PVR Rocket records video game play from PlayStation, Xbox and PC gaming systems in high definition up to 1080p. The HD PVR Rocket is a portable video recorder which is small enough to fit in your hand and weights just 4.6 oz . The HD PVR Rocket has a built-in audio mixer and has a USB port where a gamer can plug a USB thumb drive to record game play. A 16 Gbyte USB thumb drive, when plugged into the HD PVR Rocket, can record 4 hours of video game play at an HD resolution of 1080p. The HD PVR Rocket also has a built-in audio mixer that can record game commentary along with game audio.  In addition to the recorder, a Windows application called Hauppauge Capture is provided which can be used to upload video game play to YouTube.

Our HD PVR 2 Gaming Edition is  a complete kit for gamers who want to record their Sony PlayStation 3 or Xbox 360 game-play in high definition. The  HD PVR 2 Gaming Edition has high video quality and records HD video from either HDMI or component video at up to 1080p/30. Gamers can share their best video game-play with friends on YouTube by using the included Showbiz application to record and then upload videos to YouTube. HD PVR 2 Gaming Edition allows any user to produce their own video movies from their game-play. A special PS3 component video cable is included.

HD PVR is our previous generation High-Definitionvideo recorder for making real-time H.264 compressed video recordings at resolutions up to 1080i. The HD PVR records component video from a game console such as the Xbox 360, Playstation 3 or cable TV and satellite set top boxes. When used to record HD video from a cable TV or satellite set top box, the HD PVR can automatically change TV channels for scheduled recordings with its built-in IR blaster. The HD PVR recording format can be used to burn Blu-ray DVD disks. The HD PVR’s recording quality allows personal archival of  high definition TV programs from any component video HD set top box. The HD PVR also has standard definition composite and S-Video inputs which allows the user to record their old home video tapes into an AVCHD format for creating Blu-ray DVD recordings.

Colossus has similar capabilities as HD PVR, but is an internal card for Windows based PCs. Colossus can record high definition video from a cable TV or satellite set top box, or an Xbox 360 or Sony Playstation 3 game console. Recording is done at up to 1080i HD video.

TV receivers and Tuners

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

Our WinTV-DCR-3250 is a TV set top box utilizing CableCARD technology that has three tuners. The WinTV-DCR 3250 sends TV over your home network and enables the user to record premium digital cable TV on your PC and watch TV from any computer of your home network.  You can record the full resolution of the original broadcast, up to 1080i. With Windows 7 or 8 Media Center, the user can schedule and record premium cable TV programs.

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

Our WinTV-HVR-1100 is a PCI based tuner for our European market, which is designed to be installed inside a desktop PC. This TV tuner allows the viewing of digital terrestrial and analog terrestrial TV on a PC screen, in addition to listening to FM radio and DVB-T radio through a PC’s audio system. This product also allow the recording of digital and analog programs to a hard drive in high quality MPEG-2 format.  .

Our WinTV-HVR-1400 is a dual tuner ExpressCard/54 card designed for notebook computers with ExpressCard/54mm expansion slots.   This TV tuner is for analog and digital TV watching and recording on laptop computers, and allows the recording of  digital programs to a hard drive in high quality MPEG-2 format and the recording of analog programs.

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

HD PVR is our previous generation High-Definitionvideo recorder for making real-time H.264 compressed video recordings at resolutions up to 1080i. The HD PVR records component video from a game console such as the Xbox 360, Playstation 3 or cable TV and satellite set top boxes. When used to record HD video from a cable TV or satellite set top box, the HD PVR can automatically change TV channels for scheduled recordings with its built-in IR blaster. The HD PVR recording format can be used to burn Blu-ray DVD disks. The HD PVR’s recording quality allows personal archival of  high definition TV programs from any component video HD set top box. The HD PVR also has standard definition composite and S-Video inputs which allows the user to record their old home video tapes into an AVCHD format for creating Blu-ray DVD recordings.

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

Other Video Products and Software

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

Digital TV Receiver Technology

Our WinTV®-D board, developed during the 1999 fiscal year and delivered to the market in the beginning of fiscal 2000, was the first ATSC digital TV tuner for the North American market which allowed PCs to receive, display and record over-the-air digital TV signals. ATSC digital television is the digital TV standard for North America which has replaced analog television in the United States and Canada.  In the U.S., all analog over-the-air television transmissions have ceased as of June 19, 2009 and only digital TV transmissions are broadcast.  Since our first ATSC digital TV tuner was delivered in 2000, we have introduced 8 new digital TV tuners for use in North America.

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

The software to control the digital TV reception is based on our WinTV®-2000 software, which was developed during fiscal 1999 and  had a major update in 2006 and 2008  Over the two fiscal years ended September 30, 2010 we further developed the digital TV reception capabilities of our digital family of products. As of the date of this Report  we had 18 products for DVB-T terrestrial, DVB-S and DVB-S2 satellite, ATSC and clear QAM digital TV reception.  In addition, there are seven PCTV products which allow digital TV to be watched on a PC or notebook computer.

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

As of September 30, 2013, we had three research and development operations: one based in our Hauppauge, New York headquarters, one based in Taipei, Taiwan, ROC and one in Braunschweig, Germany.  The New York and Taiwan R&D operations are aimed at extending the range and features of our high definition video recorders and digital/analog TV receiver products. The PCTV Systems research and development operation is based in Braunschweig, Germany, and is responsible for the updating and enhancement of Broadway and developing other PCTV products.

The technology underlying our products and certain other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products and technologies, which may have a material adverse impact upon our business. See, “Item 1A — Risk Factors”. We maintain an ongoing research and development program. Our future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products. We continue to invest in research and development. We spent approximately $3,098,000 and $3,399,000 for research and development expenses for the years ended September 30, 2013 and 2012, respectively.  There can be no assurance that our current and future research and development will be successful or that we will be able to foresee, and respond to, advances in technological developments and to successfully develop other products. Additionally, there can be no assurances that the development of technologies and products by competitors will not render our products or technologies non-competitive or obsolete.   See “Item 1A- Risk Factors.”

Production and Suppliers

We design the hardware for most models of the WinTV, HD PVR, HD PVR 2, PCTV and MediaMVP products, and also write the operating software to be used in conjunction with the Microsoft Windows operating system and the Apple iOS operating system.

During fiscal 2013, we sub-contracted the manufacturing and assembly of most of our products to five independent third parties at facilities in various Asian countries.  Based on the timing of inventory requirements we use a combination of ocean and air shipments.  We monitor and test the quality of the completed products at any one of our facilities in the U.S. (Hauppauge, New York), Singapore or Ireland before packaging the products and shipping them to our customers.. We also buy some models of TV tuner products, such as the WinTV Nova-T-Stick and WinTV-Nova-T-USB from other unrelated third party companies, add Hauppauge software and sell under our name or on a private label basis.

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

Components are normally acquired through purchase orders, either issued by us or by our contract manufacturers, typically covering our requirements for a 60-120 day period from the date of issue. Purchased assembled products are normally covered by longer term purchase orders. Our principal suppliers of component parts are Arrow Electronics, Dibcom S.A., Ambarella, Sigma Designs, NXP Semiconductors, WT Microelectronics Singapore Pte Ltd, Magnum Semiconductor, Inc. and Conexant Systems.

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

During fiscal 2013 and 2012, all HD PVR, WinTV,  PCTV and MediaMVP manufacturing was performed by five unrelated contract manufacturers in Asia. Product design specifications are provided by our engineering team to ensure proper assembly. Contract manufacturing is primarily done on a consignment basis, in which we provide all the significant component parts and we pay for assembly charges and for certain additional parts for each board produced. Some products are purchased on a turnkey basis, in which all components and labor are provided by the manufacturer, and the manufacturing price includes parts and assembly costs. We monitor the quality of the finished product produced by our contract manufacturers. As of September 30, 2013, we had five qualified contract manufacturers located in Malaysia, Indonesia, Taiwan and China, who are capable of producing our products to our standards.  If demand were to increase dramatically, we believe additional production could be absorbed by these qualified contract manufacturers. For fiscal 2013 and 2012,  we did not engage any contract manufacturers in Europe or North America.

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
  The Company warrants that its products are free from defects in material and workmanship for a period of two years from the date of initial retail purchase. The warranty does not cover any losses or damage that may occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company or its authorized repair agent. The Company accrues anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale.  The Company’s repair rate of product under warranty has been minimal and the warranty reserve has not been material.

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

Sales Channels for Our Products

We primarily sell through a sales channel which consist of retailers, PC manufacturers and distributors. We have no exclusive distributors and retailers.   For fiscal 2013, we had no customer that accounted for over 10% of our net sales. For fiscal 2012,  we had one customer, Best Buy, that accounted for approximately 10.3% of our net sales.

Our  PCTV products are offered as our high end line and are sold through similar retail and distribution channels as our WinTV products.

Marketing and Sales

We market our products both domestically and internationally through our sales offices in the U.S. (New York and California), Germany, the United Kingdom, France, Taiwan and Singapore, plus sales representative offices in the Netherlands, Spain, Scandinavia and Italy. For fiscal 2013, approximately 63% of our sales were made within the United States while approximately 37% were made outside the United States. For fiscal 2012, approximately 56% of our sales were made within the United States while approximately 44% were made outside the United States.   More information on our geographic segments can be obtained from “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and  the notes to the “Consolidated Financial  Statements” which comprise part of this Annual Report on Form 10-K.

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

We have 12 sales people located in Europe, two sales people in the Far East and three sales people in the U.S.  In addition to our sales people, we also utilize the services of seven manufacturer representatives in the United States and two manufacturer representatives in Europe.

See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” with reference to a discussion on the impact seasonality has on our sales.

Foreign Currency Fluctuations

For each of the fiscal years ended September 30, 2013 and 2012, 37% and 44%, respectively, of our sales were generated by our European subsidiary and were invoiced and collected in local currency, which is primarily the Euro. On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 95% of our inventory required to support our European sales is purchased and paid in U.S. Dollars.

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

See “Item 1A-Risk Factors” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

Our business is subject to significant competition. Competition exists from larger companies that possess substantially greater technical, financial, human, sales and marketing resources than we do. The dynamics of competition in this market involve short product life cycles, declining selling prices, evolving industry standards and frequent new product introductions.  We compete against a number of Asian and European companies.  For example, our WinTV-DCR-2650 digital CableCARD receiver competes in the cable TV set top box market with Motorola, Scientific Atlanta, and with Tivo Inc.  Our Broadway product competes in the consumer electronics market, where competition comes from Sling Media, a subsidiary of EchoStar Corporation, and others.  Our HD PVR product competes in the video recorder market with Roxio, a subsidiary of Rovi Corporation, AVerMedia Technologies and ElGato Systems. Our Win TV tuner products compete in the PC peripheral market where competition comes from a number of large Asian suppliers. There can be no assurance that we will not experience increased competition in the future. Such increased competition may have a material adverse affect on our ability to successfully market our products. Competition is expected to remain intense and, as a result, we may lose some of our market share to our competitors. Further, we believe that the market for our products will continue to be price competitive and thus we could continue to experience lower selling prices, lower gross profit margins and reduced profitability levels for such products than in the past.  “Item 1A-Risk Factors”.

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

See “Item  1A-Risk Factors” and  “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of September 30, 2013, we employed 99 people domestically and internationally, including our executive officers, all of whom are employed on a  full-time basis, and  none of whom are represented by a union.   Included in the 99 employees are  15 employees located  in Braunschweig, Germany, primarily consisting of engineers and product support personnel,  formerly employed by Avid Technology, Inc., whom we hired  to support our PCTV operations.

Corporate Structure

Hauppauge Digital Inc. is a corporation that was incorporated in the state of Delaware on August 2, 1994. Listed below is a chart depicting our corporate structure.

Corporate Organization Chart

Hauppauge Digital Inc. Delaware
Hauppauge Computer Works Inc. New York
Hauppauge Digital Europe Sarl Luxembourg
PCTV Corp Delaware
PCTV Systems Sarl Luxembourg
Hauppauge Digital Inc. Taiwan
Hauppauge Digital Europe Sarl Ireland (Branch of Hauppauge Digital Europe Luxembourg)
PCTV Systems Sarl (German Branch of PCTV Systems Sarl Luxembourg)
Hauppauge Digital Asia Pte. Ltd. Singapore (Sales Agent)
Hauppauge Computer Works GMBH Germany (Sales Agent)
Hauppauge Computer Works Ltd. United Kingdom (Sales Agent)

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
•              Hauppauge Computer Works Ltd. (incorporated in the United Kingdom)

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

Our largest customer is Best Buy, a consumer electronics retailer based in the United States. Sales to Best Buy accounted for 4.80% in 2013 and 10.35% in 2012. Should Best Buy cease to purchase our products, a significant percentage of our sales would be lost.

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

The technology underlying our products and other products in the computer industry, in general, is subject to rapid change, including the potential introduction of new types of products, services and technologies, which may have a material adverse impact upon our business, operating results and financial condition.  The pervasive availability of new products, services (including internet services) and technologies may have a material adverse impact upon our business, operating results and financial condition.  We will need to maintain an ongoing research and development program, and our potential future success, of which there can be no assurances, will depend, in part, on our ability to respond quickly to technological advances by developing and introducing new products, successfully incorporating such advances in existing products, and obtaining licenses, patents, or other proprietary technologies to be used in connection with new or existing products.  We expended approximately $3,098,000 and $3,399,000 for research and development expenses for the fiscal years ended September 30, 2013 and 2012, respectively. There can be no assurance that our research and development will be successful or that we will be able to foresee and respond to such advances in technological developments and to successfully develop additional products. Additionally, there can be no assurances that the development of technologies, services or products by competitors will not render our products or technologies non-competitive or obsolete.

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

Anticipated new gaming industry product offerings have significantly affected the sales of certain of our products.

The users of video games account for a significant portion of our market. Our HD PVR products are used with games and gaming systems produced by other companies. In February 2013, Microsoft announced that it would be replacing its Xbox 360 gaming system with a new generation Xbox, the Xbox One, and in May 2013, Sony announced that it would be replacing its PS3 gaming system with a new generation PlayStation, the PS4. These next generation gaming systems were introduced to the market in our first fiscal quarter of 2014 for the 2013 holiday season. During our last two quarters of fiscal 2013, the Company experienced a drop in sales of its HD PVR products by approximately 50% compared to sales of those products in fiscal 2012. The Company believes that this drop in sales was attributable to consumers deciding not to purchase HD PVR products out of concern that they may not have been compatible with the new Xbox One and PS4 systems. The Company’s HD PVR products are compatible with the new Xbox One and PS4 systems and the Company believes that consumers will purchase its HD PVR products with the Xbox One and PS4 systems having been brought to market. However, the Company cannot assure that consumers will return to buying these HD PVR products. If demand for our HD PVR products does not return, it would have a material adverse effect on our financial condition and prospects.

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

For the two fiscal years ended September 30, 2013 and 2012, 32% and 40% of our sales were generated by our European subsidiary and were invoiced and collected in local currency, which was primarily the Euro. On the supply side, since we predominantly deal with North American and Asian suppliers and contract manufacturers, approximately 95% of our inventory required to support our European sales are purchased and paid in U.S. Dollars.

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

Over the last two fiscal years ended September 30, 2013 and 2012, our gross profit margins have ranged from a low of 24.70% to a high of 31.63%   due to the following factors, among others:

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

During fiscal 2013, we subcontracted the manufacturing and assembly of our products to five independent third parties at facilities in various Asian countries.

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

Based on the timing of inventory requirements we use a combination of ocean and air shipments.  Due to this we may need to hold more inventory than is immediately required to compensate for potential manufacturing disruptions.

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

Managing our inventory is complicated by fluctuations in the demand for our products as well as the issues of using contract manufacturers and procuring components from suppliers mentioned above.  Based on the timing of inventory requirements we use a combination of ocean and air shipments.  As we must plan to have sufficient quantities of products available to satisfy our customers' demands, we sometimes accumulate inventory for a period of time to minimize the impact of possible insufficient capacity or availability of components from our manufacturers and suppliers. Although we expect to sell the inventory within a short period of time, products may remain in inventory for extended periods of time and may become obsolete because of the passage of time and the introduction of new products or new components within existing products. In these situations, we would be required to write off obsolete inventory which could have a material adverse effect on our business, operating results and financial condition.

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

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Our peak sales quarter, due to holiday season sales of computer equipment, is typically our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 37% and 44% of sales for the fiscal years ended September 30, 2013 and 2012, respectively. Our fiscal fourth quarter sales (July to September) can be potentially impacted by the reduction of activity experienced in Europe during the July and August summer holiday period. Accordingly, any sales or net income in any particular period may be lower than the sales and net income in a preceding or comparable period. Period-to-period comparisons of our results of operations may not be meaningful, and should not be relied upon as indications of our future performance. In addition, our operating results may be below the expectations of securities analysts and investors in future periods. Failure to meet such expectations, should such an event occur, will likely cause our share price to decline.

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

Our common stock has been delisted from the Nasdaq Capital Market and is currently quoted on the OTCQB.

As of November 18, 2013, our Common Stock was delisted and ceased to be quoted by The NASDAQ Capital Market, and all trading in our common stock on the NASADQ Capital Market was suspended, due to NASDAQ’s determination that we did not the meet minimum eligibility requirements for continued listing, including, among other things, maintenance of a minimum closing bid price of $1.00 and a minimum of $2,500,000 in stockholders’ equity.  The determination regarding the delisting was arrived at by the NASDAQ Hearings Panel following ongoing initiatives on our part to preserve the listing.  Since the delisting of our common stock from The NASDAQ Capital Market, our common stock has been quoted under the symbol “HAUP” on the OTCQB, an electronic quotation service for securities traded over-the-counter (OTC) owned and operated by Pink OTC Markets, Inc.  The OTCQB is a market tier for OTC-traded companies that are registered and reporting, as we are, with the Securities and Exchange Commission. As a result of the switch from NASDAQ to the OTCQB, Investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our Common Stock, and the per share price of our Common Stock may be adversely affected.  The lack of liquidity and volatility of the stock price and may also make it more difficult for us to obtain financing or raise additional capital that may be needed for our operations. The switch to the OTCQB may result in a loss of confidence by investors, customers, suppliers or employees.

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

We have a history of operating losses and there can be no assurance that we will be profitable in the future, nor can there be any assurances that we will be able to generate enough cash  to fund operations at their current levels

Our cash requirements for the next twelve months will include, among other things, the cash to fund our operating and working capital needs. We rely exclusively upon cash generated from our operations to fund these needs. We do not have a working capital line of credit or other borrowing facility in place to draw upon in the event that cash from our operations is insufficient to fund our capital requirements to sustain our operations. Based on our current scale of operating expenses and our new product development schedule, we have evaluated that there is substantial doubt that our cash and cash equivalents as of September 30, 2013 and our internally generated cash will provide sufficient liquidity to meet our capital needs for the next twelve months, and that additional sources of cash may be required to meet our capital needs.

We  have incurred operating losses for the last six fiscal years.  Those losses are primarily attributable to a continuing decline in sales. For the fiscal year ended September 30, 2013, we experienced  drop in sales of approximately 24% from the fiscal year ended September 30, 2012.  We believe that our sales have declined for reasons which we described in certain of the other risk factors in this Item 1A of this report, including, among other things:

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
•      Lack of market diversification.
•      Heavy reliance on retailers, dealers and PC manufacturers to market, sell and distribute our products

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

We are working to develop a strategy to address our continuing operating losses and loss of sales, and we  retained Corporate Fuel Advisors, an investment bank and advisory firm, to assist us in considering  and pursuing strategic alternatives, including possible additional financing to fund our capital needs and the  restructuring of our business.

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
•      Customers and consumers may lose confidence in us as a result of our financial condition and performce and our  de-listing from the Nasdaq Capital Market, and their perceptions of our business prospects and competitive position, and they may cease to do business with us or buy our products.

If any strategic or restructuring plan that we develop and implement is not successful, or if we are not able to raise additional capital,  there is a substantial risk that that we might not be able to sustain our operations at current levels, which would have a material adverse effect on our business, operating results and financial condition.

We may not be able to generate enough cash flow to fund our operating needs for the next twelve months and our auditors have expressed substantial doubt regarding our ability to continue as a “going concern.”

Our cash requirements for the next twelve months will include, among other things, the cash to fund our operating and working capital needs. We rely exclusively upon cash generated from operations to fund these needs. We do not have a working capital line of credit or other borrowing facility in place to draw upon in the event that cash from operations is insufficient to fund our capital requirements to sustain operations. Our  cash and cash equivalents as of  September  30, 2013 and our internally generated cash may not provide sufficient liquidity to meet our capital needs for the next twelve months, and  additional sources of cash may be required to meet these capital needs.  There can be no assurance that we will be able to obtain additional sources of cash if needed.

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

We occupy a facility located at 91 Cabot Court, Hauppauge, New York 11788 for our executive offices, sales, research and development, and for the testing, storage and shipping of our products.  Hauppauge Computer Works Inc. leases the premises  from Ladokk Realty LLC, a real estate limited liability company,  which is 25% owned by Kenneth Plotkin, our President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer and the holder of approximately 9.05% of our shares of common stock as of September 30, 2013, 25%  owned  by Dorothy Plotkin, the wife of Kenneth Plotkin and the holder of approximately 5.45% of our shares of common stock as of September 30, 2013, and 50% owned  by Laura Aupperle, the widow of  Kenneth Aupperle, a founder and former President of our Company.

  On August 25, 2011, we entered into a new five year lease, commencing September 1, 2011 and ending August 31, 2016.  Under the prior lease we were paying annual rent of $337,656.  In recognition of the current real estate market conditions we were able to obtain a rent reduction. The new lease calls for base rent of $250,000 in the first and second years of the lease; base rent of $257,500 in the third and fourth years of the lease and base rent of $265,225 for the fifth year of the lease.  The rent is payable monthly on the first day of each month.   The execution of the lease agreement was approved by our Board of Directors, following the recommendation of our Audit Committee.  Under the lease we are obligated to pay real estate taxes, utilities, insurance and operating costs of maintaining and repairing the premises during the term of the lease.

On May 1, 2001, Hauppauge Digital Europe Sarl commenced a lease of a 15,642 square foot building in Blanchardstown, Dublin, Ireland.  The facility houses our European warehousing and distribution center.   The lease, which is for the standard twenty-five year term in Ireland with the right to terminate by the lessee on the fifth and tenth year of the lease, calls for an annual rent of approximately $97,500.  The rent includes an allocation for common area maintenance charges.

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

Hauppauge Computer Works Inc. occupies a shared office facility at the Danville Business Center in Danville, California.  We use the California office as our western region sales office.   The lease expires on May 31, 2014 and requires us to pay an annual rent, which includes telecommunications services, of approximately $9,800.

Item 3.    LEGAL PROCEEDINGS

We are presently not party to any pending material legal proceedings.

item 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until November 15, 2013, our Common Stock was listed on the NASDAQ Capital Market under the symbol HAUP.  Effective November 18, 2013, our Common Stock became listed on the OTCQB Market under the symbol HAUP.  The range of high and low sales prices for our Common Stock during the two fiscal years ended September 30, 2013 and 2012 were as follows:

	Years ended September30,
	2013		2012
Price per share	High	Low	High	Low
First Quarter	$1.14	$0.89	$1.28	$0.60
Second Quarter	1.09	0.70	1.66	0.69
Third Quarter	1.06	0.67	1.48	0.98
Fourth Quarter	0.72	0.39	1.37	1.01

We have been advised by our transfer agent, Continental Stock Transfer & Trust Company, that the approximate number of holders of record (registered holders) of our Common Stock as of September 30, 2013 was 124.

No cash dividends have been paid during the two fiscal years ended September 30, 2013. We have no present intention of paying any cash dividends in our foreseeable future and intend to use our net income, if any, in our operations.

On November 8, 1996, we approved a stock repurchase program.  The program authorized us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997.  At our August 3, 2007 Board meeting, our Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000.  As of September 30, 2013, we had repurchased 760,479 shares at an average price of $3.16.

As of November 18, 2013, our Common Stock was delisted and ceased to be quoted by The NASDAQ Capital Market, and all trading in our common stock on the NASADQ Capital Market was suspended, due to NASDAQ’s determination that we did not the meet minimum eligibility requirements for continued listing, including, among other things, maintenance of a minimum closing bid price of $1.00 and a minimum of $2,500,000 in stockholders’ equity.  The determination regarding the delisting was arrived at by the NASDAQ Hearings Panel following ongoing initiatives on our part to preserve the listing.  Since the delisting of our common stock from The NASDAQ Capital Market, our common stock has been quoted under the symbol “HAUP” on the OTCQB, an electronic quotation service for securities traded over-the-counter (OTC) owned and operated by Pink OTC Markets, Inc.  The OTCQB is a market tier for OTC-traded companies that are registered and reporting, as we are, with the Securities and Exchange Commission.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth in the table below is certain information regarding the number of shares of our common stock that may be issued under options, warrants and rights pursuant to all of our existing equity compensation plans as of September 30, 2013.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	1,280,125	$2.98	817,000
Equity compensation plans not approved by stockholders	-	-	-
Total	1,280,125	$2.98	817,000

ITEM 6.   SELECTED FINANCIAL DATA

Item 301 of Regulation S-K “Selected Financial Data” is not required for Smaller Reporting Companies.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                                          AND RESULTS OF OPERATIONS

Results of operations
Twelve months ended September 30, 2013 compared to September 30, 2012.

Results of operations for the twelve months ended September 30, 2013 compared to September 30, 2012 are as follows:

	Twelve	Twelve
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	9/30/13	9/30/12		$2013	2012	Variance
Net Sales	$34,017,233	$44,640,360	$(10,623,127)	100.00%	100.00%	0.00%
Cost of sales	21,664,056	31,144,077	(9,480,021)	63.69%	69.77%	-6.08%
Gross Profit	12,353,177	13,496,283	(1,143,106)	36.31%	30.23%	6.08%
Gross Profit %	36.31%	30.23%	6.08%
Expenses:
Sales & marketing	6,410,989	7,481,104	(1,070,115)	18.85%	16.76%	2.09%
Sales & marketing-PCTV	216,493	251,585	(35,092)	0.64%	0.56%	0.08%
Technical support	336,932	360,135	(23,203)	0.99%	0.81%	0.18%
General & administrative	2,991,106	2,987,203	3,903	8.79%	6.69%	2.10%
General & administrative-PCTV	296,608	270,906	25,702	0.87%	0.61%	0.26%
Amortization of intangible assets	754,836	754,836	0	2.22%	1.69%	0.53%
Impairment of intangible assets	1,676,758	0	1,676,758	4.93%	0.00%	4.93%
Selling, general and administrative stock compensation expense	71,550	81,773	(10,223)	0.21%	0.18%	0.03%
Total selling, general and administrative expense	12,755,272	12,187,542	567,730	37.50%	27.30%	10.20%
Research and development	2,103,522	2,226,880	(123,358)	6.18%	4.99%	1.19%
Research and development-PCTV	953,828	1,125,616	(171,788)	2.80%	2.52%	0.28%
Research and development stock compensation expense	40,876	46,717	(5,841)	0.12%	0.10%	0.02%
Total expenses	15,853,498	15,586,755	266,743	46.60%	34.91%	11.69%
Net operating loss	(3,500,321)	(2,090,472)	(1,409,849)	-10.29%	-4.68%	-5.61%
Other income :
Interest income	2,901	4,500	(1,599)	0.01%	0.01%	0.00%
Foreign currency	43,028	9,904	33,124	0.13%	0.02%	0.11%
Total other income	45,929	14,404	31,525	0.14%	0.03%	0.11%
Loss before income tax provision	(3,454,392)	(2,076,068)	(1,378,324)	-10.15%	-4.65%	-5.50%
Current income tax expense	140,670	150,204	(9,534)	0.41%	0.34%	0.07%
Deferred income tax expense	453,876	317,178	136,698	1.33%	0.71%	0.62%
Net loss	$(4,048,938)	$(2,543,450)	$(1,505,488)	-11.89%	-5.70%	-6.19%

Net sales for the twelve months ended decreased $10,623,127 compared to the twelve months ended September 30, 2012 as shown in the table below.

			Increase
			(decrease)	Increase	Percentage	Percentage of
	Twelve Months	Twelve Months	Dollar	(decrease)	Total Sales	Total Sales
Location	Ended 9/30/13	Ended 9/30/12	Variance	Variance %	Fiscal 2013	Fiscal 2012
The Americas	$21,382,250	$24,785,200	$(3,402,950)	(13.73)%	62.85%	55.52%
Europe	10,918,237	18,055,428	(7,137,191)	(39.53)%	32.10%	40.45%
Asia	1,716,746	1,799,732	(82,986)	(4.61)%	5.05%	4.03%
Total	$34,017,233	$44,640,360	$(10,623,127)	(23.80)%	100.00%	100.00%

Increased competition, tepid economic conditions and a greater sales decline in our seasonally slow third and fourth fiscal quarters due to a reduction in video gaming product sales, which management believes stemmed from consumers awaiting the release of the new generation of game players from Sony and Microsoft, had a negative impact on sales.   In addition,  fiscal 2012 included the product rollouts of the DCR-2650 cable card, the Broadway, the HD-PVR gaming unit and the MY TV 2 Go TV application for the PC, Apple iPad® and iPhone® product. The rollout of these products resulted in a concentration of sales for fiscal 2012, which did not repeat in fiscal 2013.

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
•      We typically experience a slowdown during the summer holiday period in Europe starting with the second half of our fiscal third quarter and into the first half of our fiscal fourth quarter.  We also experience decreased sales during the summer holiday period in the U.S.  This has historically caused sales for the last six months of our fiscal year to be lower than the first six months of our fiscal year. Our sales for the first six months of fiscal 2013 and fiscal 2012 accounted for approximately 66% and 60% of sales, respectively, and our sales for the last six months of fiscal 2013 and 2012 accounted for approximately 34% and 40% of sales, respectively.

Although our strategy has been to diversify our sales to minimize the seasonal nature of our business, we anticipate similar seasonal trends for the near term future.

Gross profit

Gross profit decreased $1,143,106 for the twelve months ended September 30, 2013 compared to the twelve months ended September 30, 2012.

The decrease in the gross profit is detailed below:

Increase
(decrease)
Decrease in sales	$(4,382,208)
Due to change in Euro exchange rate	(13,425)
Lower labor related and other production costs	1,155,814
Mix of higher gross profit retail sales	213,476
Accrued expense fee adjustment	1,883,237
Total decrease in gross profit	$(1,143,106)

Gross profit percentage for the twelve months ended September 30, 2013 was 36.31% compared to 30.23% for the twelve months ended September 30, 2012, an increase of 6.08 points.

The increase in the gross profit percentage is detailed below:

Increase
(decrease)
Higher gross profit on sales mix	0.25%
Due to change in Euro exchange rate	(0.01)%
Higher labor related and other production costs as a percentage of sales	(0.04)%
Accrued expense fee adjustment	5.88%
Total increase in gross profit percentage	6.08%

The components of the increase in the gross profit percentage for the twelve months ended September 30, 2013 compared to the twelve months ended September 30, 2012 are detailed below:

•      Transition of product lines from low margin OEM products to higher margin retail products resulted in an increase in the gross profit percentage for fiscal 2013 over fiscal 2012 of 0.25%.
•      Changes in the Euro to USD rate during fiscal 2013 resulted in a small decrease in gross profit percentage of 0.01% for fiscal 2013 compared to fiscal 2012.
•      A decrease in sales of 23.80%, which was slightly higher than the decrease in labor related and other production costs of 23.50%, resulted in a slight decrease in the gross profit percentage for fiscal 2013 over fiscal 2012 of 0.04%.
•      Higher changes during fiscal 2013 in accrued expense fees due to changes in estimates resulted in a gross profit percentage increase of 5.88% for fiscal 2013 compared to fiscal 2012.

Volatility of gross profit percentage:

Over the eight quarters covering fiscal 2013 through fiscal 2012, the gross profit percentage, excluding changes in estimates related to adjustments to accrued licensing fees, has ranged from a low of 24.70% to a high of 31.63%.

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

•
As unit sales volume increases, we have more leverage in negotiating volume price reductions with our component suppliers and our contract manufacturers. A decrease in unit volume reduces the leverage we have with our suppliers and contract manufacturers.

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

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expenses.

	Twelve months ended September 30,
	Dollar Amounts		Percentage of Sales
			Increase			Increase
	2013	2012	(Decrease)	2013	2012	(decrease)
Sales & marketing-HCW	$6,410,989	$7,481,104	$(1,070,115)	18.85%	16.76%	2.09%
Sales & marketing-PCTV	216,493	251,585	(35,092)	0.64%	0.56%	0.08%
Technical support	336,932	360,135	(23,203)	0.99%	0.81%	0.18%
General & administrative-HCW	2,991,106	2,987,203	3,903	8.79%	6.69%	2.10%
General & administrative-PCTV	296,608	270,906	25,702	0.87%	0.61%	0.26%
Amortization of intangible assets	754,836	754,836	0	2.22%	1.69%	0.53%
Impairment of intangible asset	1,676,758	0	1,676,758	4.93%	0.00%	4.93%
Stock compensation expense	71,550	81,773	(10,223)	0.21%	0.18%	0.03%
Total selling, general and administrative expense	$12,755,272	$12,187,542	$567,730	37.50%	27.30%	10.20%

Selling, general and administrative expense for the twelve months ended September 30, 2013 increased $567,730 from the prior fiscal year as follows:

Sales and marketing expenses decreased $1,105,207 driven primarily by $706,704 in lower commission and co-operative advertising expense, which declined due to lower sales, a reduction in expenses of  $213,783 for a change in estimate for unused severance liabilities and a reduction of  $264,946 for a reduction in sales office expenses due to consolidation of offices and personnel reductions.   The decrease in expenses was offset somewhat by $80,226 in higher compensation expenses related to the addition of sales and marketing resources.

The decrease in technical support of $23,203 was primarily due to lower personnel expenses. The increase in general and administrative expenses of $29,605 was due to higher legal fees and consulting fees required during fiscal 2013 somewhat offset by decreases in rent and utilities due to the relocation of offices to smaller spaces, lower credit card processing fees due to the issuing lines of credit to certain customers who previously purchased product with credit cards, lower bad debt expense and lower depreciation. The decrease in stock compensation expense was due to fewer non vested options outstanding issued at a lower fair value price.

During fiscal 2013, we recorded an impairment charge of $1,676,758 related to the intangible assets associated with the acquisition of the PCTV product lines. See our Critical Accounting Policies and Estimates for further detail on the methodology used to calculate the impairment.

Selling, general and administrative expense as a percentage of sales

Due to fixed costs which fluctuate minimally with changes in sales, coupled with the seasonal nature of our business, selling general and administrative expense  as a percentage of sales is sensitive to seasonal sales fluctuations. Over the eight quarters of fiscal 2013 and fiscal 2012, selling general and administrative expense (excluding amortization of intangible assets ) as a percentage of sales has resulted in the following trends:

•
With our first quarter usually yielding the highest quarterly sales levels of the fiscal year, selling, general and administrative expense as a percentage of sales have typically been the lowest of the fiscal year. As reflected in the chart, selling, general and administrative expense as a percentage of sales was the lowest in the first quarter of fiscal 2013 and 2012.

•
Reflecting the seasonal trend in sales, selling, general and administrative expense for the third or fourth quarter are the highest as a percentage of sales. Total selling, general and administrative expense as a percentage of sales were the highest in the third quarter of fiscal 2013 and fourth quarter of fiscal 2012.

•	Reflecting the decrease in sales, total selling, general and administrative expenses as a percentage of sales were higher for fiscal 2013 compared to fiscal 2012.

With the expectation that the seasonal nature of sales will continue for the near future, we expect selling, general and administrative expenses as a percentage of sales to reflect a future trend that is similar to the historical trends we have experienced over the prior two fiscal years.

Research and development expense

Research and development expenses for the fiscal year ended September 30, 2013 decreased $300,987 from   the prior fiscal year.  The decrease was mainly due to lower compensation expenses of $232,270, primarily due to a change in estimate for unused severance liabilities plus $62,877 in lower product development related expenses. The decrease in stock compensation expense was due to fewer non vested options outstanding issued at a lower fair value price.

Tax provision

Our net tax provision for the fiscal years ended September 30, 2013 and 2012 is as follows:

	Twelve months ended September 30,
	2013	2012
Deferred tax expense	$453,876	$317,178
Foreign income tax	100,670	110,204
State income tax	40,000	40,000
Net tax provision	$594,546	$467,382

Our net deferred tax asset is primarily attributable to our Hauppauge Computer Works Inc. domestic operations.   In evaluating the future realization of our deferred tax asset and the corresponding valuation allowance as of September 30, 2013, we took into consideration:

•      before  inventory disposals, write offs of accounts receivable  and utilization of  net operating loss carry-forwards, our  domestic operations had  taxable income for the  last five fiscal years;
•      over the last five fiscal years our domestic operations had $4,909,657 in inventory disposals, account receivable write offs and net operating loss carry-forward utilization, which at a 38% blended tax rate provided a $1,865,670 reduction in taxes payable;
•      a three year forecast that included the impact of new products  as well as an expense reduction plan that we  put into effect which supports the deferred tax asset utilization of our domestic net operating losses and  timing differences over the next three years; and
•      our history of  utilization of  prior  domestic net operating losses.

After evaluating the circumstances listed above, it was our opinion that our net deferred tax asset of $1,145,532 is realizable as of September 30, 2013.

As a result of all of the above items mentioned in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, we had  incurred a net  loss of  $4,048,938 for the fiscal year ended September 30, 2013, which resulted in  basic and diluted  net loss per share of $0.40  on weighted average basic  and diluted shares of 10,122,344, compared to a net loss  of  $2,543,450 for the fiscal year ended September  30, 2012, which resulted in basic and diluted  net loss per share of $0.25 on weighted average basic  and diluted shares of 10,122,344.

Options to purchase 1,280,125 and 1,524,567 shares of Common Stock at prices ranging $0.74 to $7.45 and   $0.77 to $7.45, respectively, were outstanding as of September 30, 2013 and 2012, respectively, but were not included in the computation of diluted net loss per share of Common Stock because they were anti-dilutive.

Liquidity and Capital Resources

We had cash and cash equivalents as of September 30, 2013 of $1,482,566, a decrease of $3,613,287 from September 30, 2012.

The decrease in cash was due to:

	Operating	Investing	Financing
Sources of cash:	Activities	Activities	Activities	Total
Decrease in accounts receivable	$3,821,592	$-	$-	$3,821,592
Total sources of cash	3,821,592	-	-	3,821,592
Less cash used for:
Increase in inventory	(2,322,723)	-	-	(2,322,723)
Decrease in accounts payable	(2,120,049)	-	-	(2,120,049)
Decrease in accrued expenses	(1,588,463)	-	-	$(1,588,463)
Net loss adjusted for non cash items	(1,266,672)	-	-	(1,266,672)
Increase in prepaid expenses and other current assets	(63,928)	-	-	(63,928)
Capital equipment purchases	-	(30,482)	-	(30,482)
Total cash usage	(7,361,835)	(30,482)	0	(7,392,317)
Effect of exchange rates on cash	-	-	-	(42,562)
Net cash decrease	$(3,540,243)	$(30,482)	$0	$(3,613,287)

Our cash requirements for the next twelve months will include, among other things, the cash to fund our operating and working capital needs. We rely exclusively upon cash generated from our operations to fund these needs. We do not have a working capital line of credit or other borrowing facility in place to draw upon in the event that cash from our operations is insufficient to fund our capital requirements to sustain our operations. Based on our current scale of operating expenses and our new product development schedule, we have evaluated that there is substantial doubt that our cash and cash equivalents as of September 30, 2013 and our internally generated cash will provide sufficient liquidity to meet our capital needs for the next twelve months, and that additional sources of cash may be required to meet our capital needs.

We  have incurred operating losses for the last six fiscal years. Those losses are primarily attributable to a continuing decline in sales. For the fiscal year ended September 30, 2013,  we experienced  drop in sales of approximately 24% from the fiscal year ended September 30, 2012.  We believe that our sales have declined for reasons which we described under “Risk Factors” in Item 1A of this report, including, among other things:

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

Since the fourth quarter of fiscal 2011, we have been implementing expense reduction initiatives. We switched from air to ocean freight to reduce shipping costs, outsourced most of  our shipping and  logistics to a third party, reduced  personel, relocated  certain facilities to smaller offices,  renogotiated certain  existing leases to reduce rent and closed certain sales offices. We believe that it may be increasingly difficult to make further material reductions in costs and  maintain a viable operating plan.

We are working to develop a strategy to address our continuing operating losses and loss of sales, and we  retained Corporate Fuel Advisors, an investment bank and advisory firm, to assist us in considering  and pursuing strategic alternatives, including possible additional financing to fund our capital needs and the  restructuring of our business.

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
•      Customers and consumers may lose confidence in us as a result of our financial condition and performce and our impending de-listing from Nasdaq, and their perceptions of our business prospects and competitive position, and they may cease to do business with us or buy our products.

If any strategic or restructuring plan that we develop and implement is not successful, there is a substantial risk that that we might not be able to sustain our operations at current levels, which would have a material adverse effect on our business, operating results and financial condition.

On November 8, 1996, we approved a stock repurchase program.  The program authorized us to repurchase up to 850,000 shares of our own stock. The stock repurchase program was extended by a resolution of our Board of Directors on December 17, 1997.   At our August 3, 2007 Board meeting, our Board of Directors approved an increase in the number of shares which can be repurchased under the plan to 1,200,000.  As of September 30, 2013 and 2012, we held 760,479 treasury shares purchased for $2,405,548 at an average purchase price of $3.16.

Sources and (usage) of cash components

The chart below shows our cash balances, sources of cash and (usage) of cash by quarter for fiscal 2012 through fiscal 2013.

Sources and (usage) of cash primarily comes from the items listed below:

•      Net  income (loss) adjusted for non cash items
•      Changes in the levels of current assets and current liabilities, primarily accounts receivable, inventories and accounts payable
•      Purchase of  capital equipment

38

Accounts receivable, inventory, accounts payable and accrued expenses make up the majority of our current asset and current liability levels. Our cash balances are affected by changes in these assets and liabilities. In the quarters where cash was used to increase the current asset levels or decrease the current liability levels, there was usually a corresponding decrease or neutral position in the cash balances during those quarters.  Conversely, in the quarters where we generated cash by reducing the current asset levels or by increasing the current liability levels, there was a corresponding increase in the cash balances during those quarters.  Our cash balance is also impacted by the net losses adjusted for non cash items we have incurred.  Net cash used to fund the net loss adjusted for non cash items for fiscal 2013 of $1,266,672 was a substantial portion of the reduction of the $3,613,287 reduction in cash for fiscal 2013.

We expect that our operating structure will remain similar to past years, therefore investment in and subsequent changes to the current assets and current liabilities required to fund our operating cycles and the generation of cash from net income or the usage if cash caused from net losses will continue to have a material impact on our cash generation, cash usage and cash balance.

Future Contractual Obligation

The following table shows our contractual obligations related to lease obligations as of September 30, 2013:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,536,751	$542,770	$993,981	$0

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

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:

•	Revenue recognition
•	Management’s estimates
•	Translation of assets and liabilities denominated in non-functional currencies on our European financial statements
•	Inventory obsolescence and reserves
•	Accounts receivable related reserves
•	Accrued expense fees
•	Intangible assets
•	Income taxes

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

We offer some of our  customers a right of return. We typically,  at the end of every quarter and based on historical data, evaluate our sales reserve level based on the previous six months sales.  Due to seasonal nature of the business coupled with the changing economic environment, management exercises judgment with regard to the historical data when calculating the reserve.

We offer mail-in rebates on certain products at certain times as determined by us. The rebates are recorded as a reduction to sales. We also participate in limited cooperative advertising programs with retailers and distributors and we classify these expenses as a component of sales and marketing expenses.

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

Accounts receivable and related reserves

On a daily basis, we credit approve all orders scheduled for shipment. Customers who are over their credit limit or who have invoices that are past their due date are typically placed on credit hold until the credit problem is resolved.  Credit reviews are performed on new customers.  Existing customers who request an increased credit line are subject to a new credit review before increases in their credit line are approved.

Our reserve for bad debt is computed using a specific identification method. On a quarterly basis, we review the age and quality of our accounts receivable. We reserve amounts due us from companies that have gone bankrupt or companies that we evaluate are near bankrupt.

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

Accrued expenses-fees

We use various software and technologies in certain of our products. In certain cases, we purchases or licenses these software and technologies from third parties. The related purchase or license agreements provide for payment of royalty and other fees associated with our sale of the related products. Such fees are estimated and get accrued and reflected as a component of cost of sales when those sales occur. In certain circumstances, such fees are not specifically covered by contractual arrangements but are nonetheless potentially due to the third party sellers or owners of the software and technologies. We use all available applicable information in determining these estimates and thus the accrued amounts are subject to change as new information is made available to us. Occasionally, third parties audit our historical determination of fees and adjustments are made. Accrued fees are subject to elimination after three to seven years if not billed by or requested from the third parties

Intangible assets

Long-lived assets include definite-lived intangible assets. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Definite-lived intangible assets primarily consist of covenant not to compete, customer relationships and technology.  Based on a cash flow model prepared by us at September 30, 2013, we determined that our definite-lived intangible assets were not recoverable. This conclusion was reached based on the significant decrease in sales during the third and fourth quarters of fiscal 2013 and our future forecasts specific to the products associated with the intangible assets. The related assets were written down to zero. Although we believe our judgments, estimates and/or assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.

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

Our deferred tax asset is primarily attributable to our Hauppauge Computer Works Inc. domestic operations.   As of September 30, 2013, we had $1,495,345 in net operating losses that expire between 2028 and 2032. The estimated tax benefit from the utilization of these net operating losses is $435,231 as of September 30, 2013, and is reflected as a component of our deferred tax asset. In addition to the net operating loss carry forwards,  we had $347,724 in inventory obsolescence reserves and $102,123 in bad debt reserves, with a combined deferred tax asset value of $170,942.    Based on management's current estimate of book and taxable income attributable to our domestic operations for the next three years, it was determined that it is more likely than not that our domestic operations will be able to generate enough taxable income in the respective carry forward periods and this taxable income will enable us to utilize the respective net operating loss carry forwards.  Management’s estimates considered the following:

•      before  inventory disposals, write offs of accounts receivable  and utilization of  net operating loss carry-forwards, our  domestic operations had  taxable income for the  last five fiscal years;

•      over the last five fiscal years our domestic operations had $4,909,657 in inventory disposals, account receivable write offs and net operating loss carry-forward utilization, which at a 38% blended tax rate provided a $1,865,670 reduction in taxes payable;

•      a three year forecast that included the impact of new products  as well as an expense reduction plan that we put into effect which supports the deferred tax asset utilization of our domestic net operating losses and  timing differences over the next three years; and

•      our history of  utilization of  prior  domestic net operating losses.

While we believe that our estimates and assumptions are reasonable, if we do not realize enough taxable income to fully utilize the net operating loss carry forwards, additional valuation allowances or tax provisions may be required.

We recognize the financial statement impact of tax provisions, taken or expected to be taken, utilizing a more-likely-than-not recognition threshold. We also recognize any interest and penalties related to tax uncertainties as income tax expense.  As of September 30, 2013, there were no unrecognized tax benefits, or related accrued interest and penalties, recorded in the financial statements.

Recent Accounting Pronouncements

In February 2013, the FASB issued new accounting guidance which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under  GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures in the financial statements. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments will become effective for us  beginning with the first quarter of fiscal year 2014. As this is disclosure-only guidance, it will not have an impact on our consolidated financial results.

In July 2013, the FASB issued new accounting guidance which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. The new guidance is effective prospectively to all existing unrecognized tax benefits, but entities can choose to apply it retrospectively. The guidance will be effective for us in our first quarter of fiscal year 2015, with early adoption permitted. We are currently assessing the impact this guidance will have on our consolidated statements of financial position and cash flows.

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

Not applicable.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.  Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that, as of September 30, 2013, our internal controls over financial reporting were effective.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting   during our fourth  fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      OTHER INFORMATION

None

PART III

Item 10. directors, Executive Officers AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held with us by each of our directors and executive officers, his age as of September 30, 2013 and the year in which each director became a director.

Name

Age

Positions and Offices Held

			Year Became Director
Kenneth Plotkin	62	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director	1994
Gerald Tucciarone	58	Chief Financial Officer, Treasurer and Secretary
John Casey	57	Vice President of Technology
Bernard Herman	85	Director	1996
Adam M Zeitsiff	39	Director	2011
Seymour G. Siegel	70	Director	2003

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

John Casey has been our Vice President of Technology since January 1995.

Bernard Herman has served as one of our directors from 1996 to December 17, 2013 when he retired. From 1979 to 1993, Mr. Herman was Chief Executive Officer of Okidata Corp. of Mount Laurel, New Jersey, a distributor of computer peripheral products. Since then, he has served as a consultant with reference to computer products. He is also an Arbitration Neutral for the American Arbitration Association and the National Association of Securities Dealers.

Seymour G. Siegel has served as one of our directors since May 16, 2003.  He is a Certified Public Accountant, inactive, and a Principal Emeritus at Rothstein  Kass & Company, P.C , an accounting and consulting firm.  Since April 2000 he has been a principal in the Business Consulting Group of Rothstein, Kass.  From 1974 to 1990 he was managing partner and founder of Siegel Rich and Co, P.C., CPAs, which merged into WeiserMazars LLC, where he was a senior partner.   Mr. Siegel has been a director, trustee and officer of numerous businesses, philanthropic and civic organizations.  He has served as a director and member of the audit committees of Barpoint.com, Oak Hall Capital Fund, Prime Motor Inns Limited Partnership, Noise Cancellation Technologies Inc., Emerging Vision, Inc., and GreenHouse Holdings, Inc., all public companies.  He is currently a director and chairman of the audit committee of Air Industries Inc., Stratus Media Group, Inc. and a member of the Audit Committee of Premier Alliance Group Inc.  We believe that Mr. Siegel’s business expertise and experience and his accounting background give him the qualifications and skills necessary to serve as one of our directors.

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

Audit Committee

The Audit Committee of the Board of Directors is responsible for (i) the appointment, compensation, retention and oversight of the work of the independent registered public accountants, (ii) reviewing our financial statements with management and the independent registered public accountants, (iii) making an appraisal of our audit effort, (iv) recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations, and (v) consulting with management and our independent registered public accountants with regard to the adequacy of internal accounting controls. The members of the Audit Committee currently are Messrs. Siegel and Zeitsiff. Bernard Herman also served on the Audit Committee during our 2013 fiscal year and until his retirement on December 17, 2013.  Our Board of Directors has adopted a written charter for the Audit Committee. A copy of the charter is available on our website, www.hauppauge.com.

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

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations from such persons that no other reports were required, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended September 30, 2013.

ITEM 11. EXECUTIVE  COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for each of the fiscal years ended September 30, 2013 and 2012 for our Chief Executive Officer and two other most highly compensated executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Kenneth Plotkin	2013	$187,200	$-	$2,650	(1)(5)	$8,106	(2)	$197,956
President, Chairman of the Board, Chief Executive Officer, and Chief Operating Officer	2012	$183,600	$-	$2,450	(1)(3)	$8,106	(2)	$194,156

Gerald Tucciarone	2013	$164,320	$-	$2,650	(1)(5)	-		$166,970
Treasurer, Chief Financial Officer, and Secretary	2012	$161,160	$-	$2,450	(1)(3)	-		$163,310

John Casey	2013	$162,240	$-	$4,240	(1)(6)	-		$166,480
Vice President of Technology	2012	$159,120	$-	$3,920	(1)(4)	-		$163,040
  ____________________________________________

(1)
Represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC-718.
See Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for a description of the assumptions used in that computation. The actual value realized with respect to option awards will depend on the difference between the market value of our common stock on the date the option is exercised and the exercise price.

(2)	Represents non-cash compensation in the form of the use of a car and related expenses and insurance premiums paid by us.

47

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

(5)
5,000 options were granted on February 1, 2013 at an exercise price of $0.74 and a fair value price of $0.53.  The options vest to the extent of 2,500 shares on February 1, 2014 and 2,500 shares on February 1, 2015 and expire on January 31, 2023.5,00

(6)
8,000 options were granted on February 1, 2013 at an exercise price of $0.74 and a fair value price of $0.53.  The options vest to the extent of 4,000 shares on February 1, 2014 and 4,000 shares on February 1, 2015 and expire on January 31, 2023.

Employment Contracts

Kenneth Plotkin serves in certain of our officerships pursuant to an employment agreement dated 1998 (the "1998 Employment Agreement"), which replaced a prior employment agreement that had expired.   The 1998 Employment Agreement provides for a three-year term, which term automatically renews on an annual basis, unless otherwise terminated by the Board or the executive.  The 1998 Employment Agreement provides for an annual base salary of $125,000 during the first year, $150,000 during the second year, and $180,000 during the third year. For each Annual Period (as defined in the 1998 Employment Agreement) thereafter, the 1998 Employment Agreement provides that compensation shall be mutually agreed upon by the Company and the executive, said amount not to be less than that for the preceding Annual Period.

The 1998 Employment Agreement provides for a bonus to be paid to Mr. Plotkin as follows: an amount equal to 2% of our earnings, excluding earnings that are not from operations and before reduction for interest and income taxes ("EBIT"), for each fiscal year commencing with the year ended September 30, 1998, provided that our EBIT for the applicable fiscal year exceeds 120% of the prior fiscal year's EBIT, and if not, then 1% of our EBIT.  The determination of EBIT shall be made in accordance with our audited financial statements filed with the Securities and Exchange Commission on our Annual Report on Form 10-K.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning outstanding option awards held by our named executive officers as of the fiscal year ended September 30, 2013.

OPTION AWARDS
Number of Securities Underlying
Unexercised Options

Name	Exercisable	Unexercisable		Option Exercise Price ($) (1)	Option Expiration Date

Kenneth Plotkin	5,000	-		$3.32	8/09/2014
	200,000	-		$4.96	11/20/2016
	25,000	25,000	(2)	$2.27	11/01/2020
	2,500	2,500	(3)	$0.77	1/04/2022
	-	5,000	(5)	$0.74	1/31/2023

Gerald Tucciarone	20,000	-		$4.62	2/11/2015
	30,000	-		$7.45	1/22/2017
	8,000	-		$1.64	6/26/2018
	12,500	-		$1.27	4/25/2020
	2,500	2,500	(3)	$0.77	1/04/2022
	-	5,000	(5)	$0.74	1/31/2023

John Casey	20,000	-		$4.62	2/11/2015
	16,000	-		$7.45	1/22/2017
	8,000	-		$4.13	12/26/2017
	5,000	-		$1.64	6/26/2018
	12,500	-		$1.27	4/25/2020
	4,000	4,000	(4)	$0.77	1/04/2022
	-	8,000	(6)	$0.74	1/31/2023

(1)	Calculated using the closing price of our common stock on the date of the grant.

(2)	25,000 options vest to the extent of 12,500 shares on November 2, 2013 and 2014.

(3)	2,500 options vest to the extent of 2,500 shares on January 5, 2014.

(4)	4,000 options vest to the extent of 4,000 shares on January 5, 2014.
(5)	5,000 options vest to the extent of 2,500 shares on February 1, 2014 and 2015.
(6)	8,000 options vest to the extent of 4,000 shares on February 1, 2014 and 2015

Termination of Employment and Change in Control Agreements

In the event of a termination of employment of Mr. Plotkin associated with a Change in Control of the Company, as defined in the 1998 Employment Agreement, a one-time bonus shall be paid to him equal to three times the amount of the executive's average annual compensation (including salary, bonus and benefits, paid or accrued) received by him for the thirty-six month period preceding the date of the Change in Control.

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

DIRECTOR COMPENSATION FOR 2013 FISCAL YEAR

The following table sets forth compensation paid to our non-employee directors for the fiscal year ended September 30, 2013:

Name	Fees Earned or Paid in Cash	Option Awards	Stock Awards		All Other Compensation	Total
Bernard Herman	$24,300	$5,300	-	(1)	$-	$29,600
Adam M. Zeitsiff	$24,300	$5,300	-	(2)	$-	$29,600
Seymour G. Siegel	$31,050	$5,300	-	(3)	$-	$36,350

(1)   As of September 30, 2013, Mr. Herman held options to purchase 55,000 shares of the Company’s Common Stock and had awards of 8,994 shares of the Company’s Common Stock outstanding.
(2)   As of September 30, 2013, Mr. Zeitsiff held options to purchase 40,000 shares of the Company’s Common Stock.
(3)   As of September 30, 2013, Mr. Siegel held options to purchase 55,000 shares of the Company’s Common Stock.

During fiscal 2013, each of Bernard Herman, Adam M. Zeitsiff and Seymour G. Siegel, each a non-employee director, received an annual retainer of $18,000, paid in quarterly installments in advance, and $1,350 for every Board meeting that he attended in person.   Additionally, the Chairman of the Audit Committee, Mr. Siegel, received an annual stipend of $9,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth, to our knowledge based solely upon records available to us, certain information as of December 17, 2013 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each current director, (iii) each of the named executive officers, and (iv) all current executive officers and directors as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class

Kenneth Plotkin 91 Cabot Court Hauppauge, N.Y. 11788	common stock	916,085	(1)(2)(3)	9.05%

Dorothy Plotkin 91 Cabot Court Hauppauge, N.Y. 11788	common stock	551,660	(1)(3)	5.45%

John Casey 91 Cabot Court Hauppauge, N.Y. 11788	common stock	183,700	(4)	1.81%

Bernard Herman 91 Cabot Court Hauppauge, N.Y. 11788	common stock	63,994	(5)	*

Gerald Tucciarone 91 Cabot Court Hauppauge, N.Y. 11788	common stock	84,500	(6)	*

Adam M. Zeitsiff 91 Cabot Court Hauppauge, N.Y. 11788	common stock	40,000	(7)	*

Seymour G. Siegel 91 Cabot Court Hauppauge, N.Y. 11788	common stock	55,000	(8)	*

Renaissance Technologies Holdings Corporation 800 Third Avenue New York, New York 10022	common stock	561,600	(9)	5.55%

All executive officers and directors as a group (6) persons	common stock	1,338,279	(1)(2)(3)(4)(5)(6)(7)(8)	13.22%

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

(2)
Includes 250,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days.  Does not include 15,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

51

(3)
Does not include 18,000 shares of our common stock owned by the Plotkins' adult daughter. Does not include 4,000 shares of our common stock owned by the Plotkins' adult son.  Each of Mr. and Mrs. Plotkin disclaim beneficial ownership of all such 22,000 shares of our common stock.

(4)
Includes 73,500 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 4,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(5)
Includes 55,000 shares of our common stock issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days. Mr. Herman retired as a director of the Company as of December 17, 2013.

(6)
Includes 78,000 shares of our common stock issuable upon the exercise of incentive stock options which are currently exercisable or exercisable within 60 days. Does not include 2,500 shares of our common stock issuable upon the exercise of incentive stock options which are currently unexercisable or not exercisable within 60 days.

(7)
Includes 35,000 shares of our common stock issuable upon the exercise of non-qualified stock options which are currently exercisable. Does not include 5,000 shares of our common stock issuable upon the exercise of                 non-qualified stock options which are currently unexercisable or not exercisable within 60 days.

(8)	Includes 55,000 shares of our common stock issuable upon the exercise of non-qualified stock options which are currently exercisable or exercisable within 60 days.

(9)
Information obtained from the Schedule 13G/A, dated February 12, 2013, filed with the Securities and Exchange Commission by Renaissance Technologies LLC.  According to such Schedule 13G/A, Renaissance Technologies LLC is the beneficial owner of 561,600 shares of our common stock, and the same 561,600 shares of our common stock are beneficially owned by Renaissance Technologies Holdings Corporation by virtue of its majority ownership of Renaissance Technologies LLC.

Item 13.            Certain Relationships AND Related Transactions, AND DIRECTOR INDEPENDENCE

We occupy a facility located at 91 Cabot Court, Hauppauge, New York 11788 for our executive offices, sales, research and development, and for the testing, storage and shipping of our products.  Hauppauge Computer Works Inc. leases the premises  from Ladokk Realty LLC, a real estate limited liability company,  which is 25% owned by Kenneth Plotkin, our President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer and the holder of approximately 9.05% of our shares of common stock as of September 30, 2013, 25%  owned by Dorothy Plotkin, the wife of Kenneth Plotkin and the holder of approximately 5.45% of our shares of common stock as of September 30, 2013, and 50% owned  by Laura Aupperle, the widow of  Kenneth Aupperle, a founder and former President of our Company.

On August 25, 2011, we entered into a new five year lease, commencing September 1, 2011 and ending August 31, 2016.  Under the prior lease we were paying annual rent of $337,656.  In recognition of the current real estate market conditions we were able to obtain a rent reduction. The new lease calls for base rent of $250,000 in the first and second years of the lease; base rent of $257,500 in the third and fourth years of the lease and base rent of $265,225 for the fifth year of the lease.  The rent is payable monthly on the first day of each month.   The execution of the lease agreement was approved by our Board of Directors, following the recommendation of our Audit Committee.  Under the lease we are obligated to pay real estate taxes, utilities, insurance and operating costs of maintaining and repairing the premises during the term of the lease.

We did not have any unpaid rent to this related party as of September 30, 2013.  Rent expense to related parties totaled approximately $251,000 and $250,000 for the fiscal years ended September 30, 2013 and 2012, respectively.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Messrs. Kenneth Plotkin, Adam M Zeitsiff and Seymour G. Siegel. Each of Messrs. Herman, Zeitsiff and Siegel is currently an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market. Bernard Herman also served as a director during our 2013 fiscal year and until his retirement as of December 17, 2013.

Audit Committee

The Audit Committee of the Board of Directors is responsible for (i) the appointment, compensation, retention and oversight of the work of the independent registered public accountants, (ii) reviewing our financial statements with management and the independent registered public accountants, (iii) making an appraisal of our audit effort and the effectiveness of our financial policies and practices and (iv) consulting with management and our independent registered public accountants with regard to the adequacy of internal accounting controls. The members of the Audit Committee currently are Messrs Zeitsiff and Siegel. Bernard Herman also served as a member of our Audit Committee during our 2013 fiscal year and until his retirement as of December 17, 2013. Our Board of Directors has determined that we have an "audit committee financial expert" (as defined by Item 407(d)(5) of Regulation S-K as promulgated by the Securities and Exchange Commission) serving on our Audit Committee. Our audit committee financial expert is Seymour G. Siegel. The directors who serve on the Audit Committee are "independent" directors based on the definition of independence in the listing rules of The Nasdaq Stock Market. Our Board of Directors has adopted a written charter for the Audit Committee. A copy of the charter is available on our website, www.hauppauge.com.

Nominating Committee

The purpose of the Nominating Committee of the Board of Directors is to assist the Board of Directors in identifying and recruiting qualified individuals to become Board members and select director nominees to be presented for Board and/or stockholder approval. The members of the Nominating Committee currently are Messrs. Zeitsiff and Siegel. Bernard Herman also served as a member of our Nominating Committee during our 2013 fiscal year and until his retirement as of December 17, 2013. The directors who serve on the Nominating Committee are "independent" directors based on the definition of independence in the listing rules of The Nasdaq Stock Market. Our Board of Directors has adopted a written charter for the Nominating Committee. A copy of the charter is available on our website, www.hauppauge.com.

Compensation Committee

The Compensation Committee of the Board of Directors is responsible for providing assistance to the Board of Directors in discharging the Board of Directors' responsibilities relating to management organization, performance, compensation and succession, including considering and authorizing the compensation philosophy for the Company's personnel; making recommendations to the Board of Directors with respect to the Company's employee benefit plans; administering the Company's incentive, deferred compensation and equity based plans; reviewing and approving corporate goals and objectives relevant to chief executive officer and senior management compensation, evaluating chief executive officer and senior management performance in light of those goals and objectives and, either as a committee or together with other independent directors (as directed by the Board of Directors), determining and approving chief executive officer and senior management compensation based on this evaluation; and annually reviewing and approving perquisites for the chief executive officer and senior management. The members of the Compensation Committee currently are Messrs. Zeitsiff and Siegel. Bernard Herman also served as a member of our Compensation Committee during our 2013 fiscal year and until his retirement as of December 17, 2013. The directors who serve on the Compensation Committee are "independent" directors based on the definition of independence in the listing rules of The Nasdaq Stock Market. Our Board of Directors has adopted a written charter for the Compensation Committee. A copy of the charter is available on our website, www.hauppauge.com.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by BDO USA, LLP, our principal independent registered public accountants, for professional services rendered for the fiscal years ended September 30, 2013 and September 30, 2012, respectively:

Fee Category	Fiscal 2013 Fees	Fiscal 2012 Fees
Audit Fees (1)	$169,000	$163,000
Tax Fees (2)	23,000	23,000
Audit-Related Fees	-	-
All Other Fees	-	-
Total Fees	$192,000	$186,000

(1)
Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2013 and September 30, 2012, respectively.

(2)
Tax fees consist of aggregate fees billed for professional services rendered for tax compliance and tax preparation for our federal and state tax filings for fiscal 2013.  For fiscal 2012, $21,979 was related to the preparation of our federal and state tax returns and $1,528 was related to services rendered for a New York State tax audit.

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

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)((1) Financial Statements
The following documents are included in Item 8 of this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of September 30, 2013 and 2012	F-3
Consolidated Statements of Operations
for the years ended September 30, 2013 and 2012	F-4
Consolidated Statements of Comprehensive Loss
for the years ended September 30, 2013 and 2012	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) for the years
ended September 30, 2013 and 2012	F-6
Consolidated Statements of Cash Flows for the
years ended September 30, 2013 and 2012	F-7
Notes to Consolidated Financial Statements	F-8 to F-20

(a)(2)  Financial Statement Schedules-not applicable

(a)(3)  Exhibits

Exhibit Number	Description of Exhibit

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

3.1	Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of the Certificate of Incorporation, dated July 14, 2000 (12)

3.2	By-laws, as amended to date (2)

4.1	Form of Common Stock Certificate (1)

4.2	1996 Non-Qualified Stock Option Plan (6)

4.3	1998 Incentive Stock Option Plan (6)

4.4	2000 Hauppauge Digital Inc. Performance and Equity Incentive Plan (3)

4.5	Hauppauge Digital Inc. Employee Stock Purchase Plan (4)

4.6	2003 Hauppauge Digital Inc. Performance and Equity Incentive Plan (5)

4.5	Amendment to 2003 Hauppauge Digital Inc. Performance and Equity Incentive Plan (10)

4.6	Amendment to the Hauppauge Digital Inc. Employee Stock Purchase Plan (4)

4.7	Second Amendment to the Hauppauge Digital Inc. Employee Stock Purchase Plan (4)

4.8	Third Amendment to the Hauppauge Digital Inc. Employee Stock Purchase Plan (10)

4.9	Hauppauge Digital Inc. 2012 Performance and Equity Incentive Plan (16)

10.1	Employment Agreement, dated as of January 10, 1998, by and between Hauppauge Digital Inc. and Kenneth Plotkin (6)

10.1.1	Amendment to Employment Agreement with Kenneth Plotkin, dated April 10, 2008 (13)

10.2	Lease, dated February 7, 1990, between Ladokk Realty Company and Hauppauge Computer Works Inc. (1)

10.2.1	Modification made February 1, 1996 to Lease dated February 7, 1990 between Ladokk Realty Company and Hauppauge Computer Works Inc. (6)

10.2.2	Lease, dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works Inc. (7)

10.2.3	Amendment dated October 17, 2006 to Lease dated February 17, 2004, between Ladokk Realty Co., LLC and Hauppauge Computer Works Inc. (8)

14	Code of Ethics, as amended to date (9)

21	Subsidiaries

23	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Hauppauge Digital Inc. and Subsidiaries as of September 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauppauge Digital Inc. and Subsidiaries at September 30, 2013 and 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ BDO USA, LLP
BDO USA, LLP

Melville, New York
December 30, 2013

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2013	2012
ASSETS:
Current Assets:
Cash and cash equivalents	$1,482,566	$5,095,853
Accounts receivable, net of various allowances	2,180,276	2,618,081
Other non trade receivables	278,497	1,995,654
Inventories	10,479,048	9,497,856
Deferred income tax asset-current	453,659	977,488
Prepaid expenses and other current assets	1,155,054	1,088,085
Total current assets	16,029,100	21,273,017

Intangible assets, net	-	2,431,594
Property and equipment, net	144,596	235,978
Security deposits and other non-current assets	115,589	109,218
Deferred income tax asset-non current	692,225	622,272
Total assets	$16,981,510	$24,672,079

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current Liabilities:
Accounts payable	$3,758,876	$5,865,085
Accrued expenses – fees	12,497,060	12,943,022
Accrued expenses	2,590,291	3,668,491
Income taxes payable	188,187	230,123
Total current liabilities	19,034,414	22,706,721

Commitments and contingencies

Stockholders' Equity (Deficit)
Common stock $.01 par value; 25,000,000 shares authorized,
10,882,823 shares issued	108,828	108,828
Additional paid-in capital	18,428,511	18,316,085
Retained deficit	(13,492,346)	(9,443,408)
Accumulated other comprehensive loss	(4,692,349)	(4,610,599)
Treasury stock at cost, 760,479 shares	(2,405,548)	(2,405,548)
Total stockholders' (deficit) equity	(2,052,904)	1,965,358
Total liabilities and stockholders’ equity (deficit)	$16,981,510	$24,672,079

See accompanying notes to consolidated financial statements.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2013	2012
Net sales	$34,017,233	$44,640,360
Cost of sales	21,664,056	31,144,077
Gross profit	12,353,177	13,496,283

Selling, general and administrative expenses	11,078,514	12,187,542
Impairment of intangible assets	1,676,758	-
Research and development expenses	3,098,226	3,399,213
Loss from operations	(3,500,321)	(2,090,472)

Other Income:
Interest income	2,901	4,500
Foreign currency	43,028	9,904
Total other income	45,929	14,404
Loss before income tax provision	(3,454,392)	(2,076,068)
Current income tax expense	140,670	150,204
Deferred income tax expense	453,876	317,178
Net loss	$(4,048,938)	$(2,543,450)

Net loss per share:

Basic and Diluted	$(0.40)	$(0.25)

See accompanying notes to consolidated financial statements

F-4

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended September 30,
	2013	2012
Comprehensive loss:

Net loss	$(4,048,938)	$(2,543,450)
Foreign currency translation loss	(81,750)	(68,892)
Comprehensive loss	$(4,130,688)	$(2,612,342)

See accompanying notes to consolidated financial statements.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	Common Stock
	Number		Additional	Retained	Accumulated Other
	Of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Loss	Treasury Stock	Total
		-	-	-	-	-	-
BALANCE AT SEPTEMBER 30, 2011	10,882,823	$108,828	$18,187,595	$(6,899,958)	$(4,541,707)	$(2,405,548)	$4,449,210
Net loss for the year ended September 30, 2012	-	-	-	(2,543,450)	-	-	(2,543,450)
Stock compensation expense	-	-	128,490	-	-	-	128,490
Foreign currency translation loss	-	-	-	-	(68,892)	-	(68,892)
BALANCE AT SEPTEMBER 30, 2012	10,882,823	108,828	18,316,085	(9,443,408)	(4,610,599)	(2,405,548)	1,965,358
Net loss for the year ended September 30, 2013	-	-	-	(4,048,938)	-	-	(4,048,938)
Stock compensation expense	-	-	112,426	-			112,426
Foreign currency translation loss	-	-	-	-	(81,750)	-	(81,750)
BALANCE AT SEPTEMBER 30, 2013	10,882,823	$108,828	$18,428,511	$(13,492,346)	$(4,692,349)	$(2,405,548)	$(2,052,904)

See accompanying notes to consolidated financial statements.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(4,048,938)	$(2,543,450)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	121,864	178,190
Amortization and impairment of intangible assets	2,431,594	754,836
Stock compensation expense	112,426	128,490
Deferred income tax expense	453,876	317,178
Sales return reserve, net	(512,862)	(120,834)
Provision for bad debt	-	40,000
Provision for slow moving inventory	200,000	465,000
Other	(24,632)	21,581
Changes in current assets and liabilities:
Accounts receivable and other non trade receivables	3,821,592	1,796,195
Inventories	(2,322,723)	(161,911)
Prepaid expenses and other current assets	(63,928)	(107,792)
Accounts payable	(2,120,049)	(793,813)
Accrued expenses and income taxes payable	(1,588,463)	1,147,754
Total adjustments	508,695	3,664,874
Net cash provided by (used in) operating activities	(3,540,243)	1,121,424

Cash Flows From Investing Activities:
Purchases of property and equipment	(30,482)	(45,465)
Net cash used in investing activities	(30,482)	(45,465)
Effect of exchange rates on cash	(42,562)	(60,643)
Net increase (decrease) in cash and cash equivalents	(3,613,287)	1,015,316
Cash and cash equivalents, beginning of year	5,095,853	4,080,537
Cash and cash equivalents, end of year	$1,482,566	$5,095,853
Supplemental disclosures:
Income taxes paid	$181,590	$161,455

See accompanying notes to consolidated financial statements.

1.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hauppauge Digital Inc. and its wholly-owned subsidiaries, Hauppauge Computer Works Inc.,  Hauppauge Digital Inc. Taiwan,  PCTV Systems Sarl, its  branch PCTV Systems GmbH,  Hauppauge Digital Europe Sarl, its branch Hauppauge Digital Europe Sarl Ireland and Hauppauge Digital Europe Sarl’s  wholly-owned subsidiaries, Hauppauge Digital Asia Pte Ltd,  Hauppauge Computer Works GmbH and  Hauppauge Computer Works, Ltd, ( collectively, the “Company”).  All inter-company accounts and transactions have been eliminated.

Certain reclassifications have been made to prior consolidated financial statements to conform to the current classifications.

Nature of Business

The Company is a public company that manufactures and markets innovative solutions that enable television and video content to be digitally viewed or recorded on personal computers and mobile devices. The Company was incorporated in August 1994 and the Company is headquartered in Hauppauge, New York with:

•      Administrative offices in New York, Ireland and Singapore;
•      Sales offices in Germany, London, Paris, The Netherlands, Sweden, Italy, Spain, Singapore, Taiwan and California; and
•      Research and development centers in Hauppauge, New York, Braunschweig, Germany and Taipei,Taiwan.

The Company’s products fall under three product categories:

•      High Definition Video Recorders

•      TV Receivers and Tuners

•      Other Video Products and Software

Basis of Presentation

The Company’s cash requirements for the next twelve months will include, among other things, the cash to fund the Company’s operating and working capital needs. The Company relies exclusively upon cash generated from operations to fund these needs. The Company does not have a working capital line of credit or other borrowing facility in place to draw upon in the event that cash from its operations is insufficient to fund its capital requirements to sustain its operations. The Company’s cash and cash equivalents as of  September  30, 2013 and its internally generated cash will not provide sufficient liquidity to meet its capital needs for the next twelve months, and  additional sources of cash may be required to meet its capital needs.  There can be no assurance that the Company will be able to obtain additional sources of cash if needed.  The financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of the uncertainty described here.

In recognition of the operating losses, loss of sales and  reduction of cash, the Company has been  implementing expense reduction initiatives to lower the Company’s expense structure to bring it in line with sales.  The Company has  also retained  on a consulting basis an advisory firm to assist it   in considering  and pursuing strategic alternatives, including possible additional financing to fund its capital needs and the  restructuring of its business.

If any strategic or restructuring plan that the Company develops and implements is not successful, or if the Company is not able to raise additional capital, there is a substantial risk that that the Company might not be able to sustain its operations at current levels, which would have a material adverse effect on its business, operating results and financial condition.

Product Segment and Geographic Information

The Company operates primarily in one business segment, which is the development, marketing and manufacturing of TV receiver and video recording products for the personal computer market. Most of the Company’s products are similar in function and share commonality of component parts and manufacturing processes.  The Company’s products are either sold, or can be sold, by the same retailers and distributors in the Company’s marketing channel. The Company also sells its TV tuner products directly to PC manufacturers. The Company evaluates its product lines under the functional categories of video recorder products, such as the USB-Live2, HD-PVR and Colossus, TV tuner products such as the Broadway, digital TV tuners and hybrid digital/analog TV tuners,   and other video products and software.
Sales by functional category are as follows:

	Fiscal years ended September 30,
	2013	2012
Product line sales
Video recorder products	$17,849,266	$23,828,900
TV tuner products	14,689,281	18,546,331
Other video products and software	1,478,686	2,265,129
Total sales	$34,017,233	$44,640,360

The Company sells its product through a domestic and international network of distributors and retailers.

Net sales to customers by geographic location consist of:

	Fiscal years ended September 30,
Sales to:	2013	2012
The Americas	63%	56%
Northern Europe	10%	12%
Southern Europe	7%	11%
Central and Eastern Europe	15%	17%
Asia	5%	4%
Total	100%	100%

Net long lived assets located in the United States, Europe and Asia were approximately 66%, 19% and 15% of total net long lived assets, respectively, at September 30, 2013, and 60%, 35% and 5%, respectively, at September 30, 2012.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, such cash in banks are in excess of the FDIC insurance limit. Concentration of credit risk with respect to accounts receivable exists because the Company operates in one industry (also see Note 10- Significant Customer Information ). Although the Company operates in one business segment, it does not believe that it has a material concentration of credit risk either from an individual counter party or a group of counter parties, due to the large and diverse user group for its products. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible amounts.

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

The Company offers some of its customers a right of return. The Company, typically at the end of every quarter and based on historical data, evaluates its sales return reserve level based on the previous six months sales.  Due to seasonal nature of the business coupled with the changing economic environment, management exercises judgment with regard to the historical data when calculating the reserve.

The Company offers mail-in rebates on certain products at certain times as determined by the Company. The rebates are recorded as a reduction to sales. The Company also participates in limited cooperative advertising programs with retailers and distributors and classifies these expenses as a component of sales and marketing expenses.

Warranty Policy

The Company warrants that its products are free from defects in material and workmanship for a period of two years from the date of initial retail purchase. The warranty does not cover any losses or damage that occur as a result of improper installation, misuse or neglect and repair or modification by anyone other than the Company or its authorized repair agents. The Company accrues anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. The Company’s repair rate of product under warranty has been minimal and the warranty reserve has not been material.

Inventories

Inventories are valued at the lower of cost (principally average cost) or market. Cost adjustments have been provided to reduce obsolete and/or excess inventory to its net realizable value.

Property and Equipment

Depreciation of office equipment and machinery and amortization of leasehold improvements is provided for using both accelerated and straight line methods over the estimated useful lives of the related assets as follows:

Office Equipment and Machinery: 5 to 7 years
Leasehold improvements: asset life or lease term, whichever is shorter

Income taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred income taxes are recorded to reflect the temporary differences in the tax bases of the assets or liabilities and their reported amounts in the financial statements and for tax credit carry forwards.  The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount currently estimated to be realized. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards. As of September 30, 2013 and 2012, the Company did not have any uncertain tax positions, and due to unused tax loss carry forwards, has three years worth of open domestic tax years.   Due to unused foreign  tax loss carry forwards, the Company has three years worth of open foreign tax years.   The Company does not expect any open tax years or uncertain tax positions to have a significant impact on its results of operations or financial position during the next 12 months. The Company would classify  interest and penalties related to any unrecognized tax benefits in its income tax provision.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. Impairment indicators include, among other conditions: cash flow deficits, a historic or anticipated decline in net sales or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset, and a material decrease in the fair market value of some or all of the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Amortization of intangible assets was provided using the straight-line method over the estimated useful lives of the assets.

Research and Development

Expenditures for research and development are charged to expense as incurred.

Foreign Currency Translations and Transactions

The Company’s Asian subsidiary’s functional currency is the reporting currency of the Company.

The financial position and results of operations of the Company’s European subsidiaries are determined using Euros as the functional currency.  Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end.  Income statement accounts are translated at the average rate during the year.   Translation adjustments arising from the translation to U.S. Dollars at differing exchange rates are included in the accumulated other comprehensive income (loss) account in stockholders’ equity (deficit).  Gains and losses resulting from transactions that are denominated in currencies other than the functional currency are included in earnings as a component of other income.

Fair Value of Financial Instruments

The carrying amounts of certain financial instruments, including cash, receivables and accounts payable, approximate fair value as of September 30, 2013 and 2012 because of the relatively short term maturity of these instruments.

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

	Years ended September 30,
	2013	2012
Weighted average common stock outstanding-basic	10,122,344	10,122,344
Common Stock equivalents-stock options	-	-
Weighted average shares outstanding-diluted	10,122,344	10,122,344

Options to purchase 1,280,125 and 1,524,567 shares of common stock at prices ranging $0.74 to $7.45 and $0.77 to $7.45, respectively, were outstanding as of September 30, 2013 and 2012, respectively, but were not included in the computation of diluted net loss per share of common stock because they were anti-dilutive.

Stock Based Compensation

The Company determines the fair value of stock options using the Black-Scholes valuation model and such fair value is recognized as an expense over the service period, net of estimated forfeitures. As of September 30, 2013, options had been issued from four incentive option plans and one non qualified option plan. These options typically vest over a period of four to five years. Options granted have a contract term of 10 years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the weighted average assumptions in the table below based on the interest rate of a 7 year government bond and an expected volatility based on historical data of the Company’s stock.

Stock option grant assumptions:	2013	2012
Weighted average fair value of grants	$0.53	$0.63
Risk free interest rate	1.72%	1.81%
Dividend yield	-	-
Expected volatility	77%	65%
Expected life in years	7	7

As of September 30, 2013, there was $250,136 of total unrecognized compensation expense net of estimated forfeitures, related to non-vested share based compensation arrangements which is expected to be recognized over a weighted average period of 4 years. The total stock based compensation recorded during the years ended September 30, 2013 and 2012 was $112,426 and $128,489.  For September 30, 2013 and 2012, stock compensation expense of $71,550 and $81,773  have been recorded to selling, general and administrative expense and $40,876 and $46,717 have been recorded to research and development expense.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures in the financial statements. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments will become effective for the Company beginning with the first quarter of fiscal year 2014. As this is disclosure-only guidance, it will not have an impact on the Company’s consolidated financial results.

In July 2013, the FASB issued new accounting guidance which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. The new guidance is effective prospectively to all existing unrecognized tax benefits, but entities can choose to apply it retrospectively. The guidance will be effective for the Company in its first quarter of fiscal year 2015, with early adoption permitted. The Company is currently assessing the impact this guidance will have on its consolidated statements of financial position and cash flows.

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

Receivables consist of:

•	Trade receivables from sales to customers
•	Receivables pertaining to component parts purchased from the Company by its contract manufacturers which are excluded from sales
•	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by the Company’s Asian and European locations
•	Allowances, consisting of sales returns and allowances and bad debts
•	Other minor non trade receivables

The following is a listing by category of the Company’s accounts receivable as of September 30, 2013 and 2012.

	As of September 30,
Receivable detail:	2013	2012
Trade receivables	$3,977,347	$6,319,544
Allowance for doubtful accounts	(102,123)	(352,123)
Sales returns and allowances	(1,694,948)	(3,349,340)
Net trade receivables	$2,180,276	$2,618,081

Receivable from contract manufacturers	$74,797	$1,649,444
GST and VAT taxes receivables	147,816	287,446
Other	55,884	58,764
Total other non trade receivables	$278,497	$1,995,654

3. Inventories

Inventories consist of the following:

	September 30,
	2013	2012
Component Parts	$3,795,919	$3,412,673
Finished goods	5,302,761	3,563,284
Subtotal	9,098,680	6,975,957
Reserve for anticipated sales returns at cost	1,380,368	2,521,899
Total	$10,479,048	$9,497,856

4. Property and Equipment

The following is a summary of property and equipment:

	September 30,
	2013	2012
Office Equipment and Machinery	$1,712,997	$1,663,528
Less: Accumulated depreciation and amortization	(1,568,401)	(1,427,550)
	$144,596	$235,978

Depreciation and amortization expense totaled $ 121,864 and $ 178,190 for the years ended September 30, 2013 and 2012, respectively.

5. Intangible Assets

In December 2008, the Company purchased the PCTV Systems TV tuner business from Avid Technology Inc. Included as part of the purchase were intangible assets relating to customer relationships, value of technology and a covenant not to compete. Pursuant to a valuation analysis done by a third party valuation company, a value of $5,262,229 was assigned to the three intangible asset components. As of September 30, 2012, the intangible assets had gross carrying values of $1,644,353, $1,849,897 and $1,767,979, respectively, with aggregate accumulated amortization of $2,830,635.

In the five years since the purchase, the level of revenue generated from the acquired product line and the number of customers and revenue per customer has fallen to a point where management has evaluated that there has been an impairment in the value of the intangible asset. Due to continued decreases in sales during the second half of the fiscal year and management’s estimate for the future, the Company recorded a $1,676,758 impairment charge in the fourth quarter to fully write off these assets.

6. Accrued Expenses – Fees

The Company uses various software and technologies in certain of its products. In certain cases, the Company purchases or licenses these software and technologies from third parties. The related purchase or license agreements provide for payment of royalty and other fees associated with the Company's sale of the related products. Such fees are estimated and get accrued and reflected as a component of cost of sales when those sales occur. In certain circumstances, such fees are not specifically covered by contractual arrangements but are nonetheless potentially due to the third party sellers or owners of the software and technologies. The Company uses all available applicable information in determining these estimates and thus the accrued amounts are subject to change as new information is made available to the Company. Occasionally, third parties audit the Company's historical determination of fees and adjustments are made. Accrued fees are subject to elimination after three to seven years if not billed by or requested from the third parties. Based on new information obtained during fiscal 2013 and 2012, including the completion of a significant third party audit in fiscal 2013, the Company reduced its accrued expenses - fees balance by $1,892,888 and $310,000, respectively.  These estimate changes resulted in an improved gross margin during fiscal 2013 and 2012. As of September 30, 2013 and 2012, the amount of accrued expense-fees amounted to $12,497,060 and $12,943,022, respectively.

During fiscal 2013, $1,628,254 in fees were charged to cost of sales exclusive of the estimate changes described above and $210,430 in fees were paid to various third parties. During fiscal 2012, $1,484,875 in fees were charged to cost of sales exclusive of the estimate changes described above and $1,574,839 in fees were paid to various third parties.

7. Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs, and for which no invoice has been rendered. Accrued expenses consist of the following:

	2013	2012
Sales rebate program	$1,232,493	$1,773,589
Freight and duty	858,933	979,712
Compensation	222,595	207,683
Warranty repair	79,667	110,878
Advertising and marketing	196,603	200,367
Severance	-	396,262
	$2,590,291	$3,668,491

.8. Income Taxes

The Company’s income tax provision consists of the following:

	Years ended September 30,
	2013	2012
Current tax expense:
State income taxes	$40,000	$40,000
Foreign income taxes	100,670	110,204
Total current tax expense	140,670	150,204
Deferred tax expense
Federal	406,084	283,779
State	47,792	33,399
Total deferred tax expense	453,876	317,178
Total tax provision	$594,546	$467,382

Components of deferred taxes are as follows:

	Years ended September 30,
	2013	2012
Net operating losses domestic	$435,231	$367,959
Net operating losses foreign	475,693	475,693
Sales returns and allowances	119,540	314,428
Inventory obsolescence reserve	132,135	355,627
Allowance for bad debts	38,807	133,807
Vacation accrual	24,588	24,588
Warranty reserve	9,158	9,158
263 A inventory capitalization	129,430	139,880
Depreciation	51,898	39,928
Goodwill	32,776	53,296
AMT credits	172,321	177,704
R&D credits	149,657	311,275
Subtotal	1,771,234	2,403,343
Valuation allowance	(625,350)	(803,583)
Net deferred tax assets	$1,145,884	$1,599,760

The Company’s net deferred tax asset is primarily attributable to its Hauppauge Computer Works Inc. domestic operations.  In evaluating the future realization of the Company’s deferred tax asset and the corresponding valuation allowance as of September 30, 2013, the Company took into consideration:

•      before inventory disposals, write offs of accounts receivable and utilization of net operating loss carry-forwards, its domestic operations had taxable income for the last five fiscal years;
•      over the last five fiscal years its domestic operations had $4,909,657 in inventory disposals, account receivable write offs and net operating loss carry-forward utilization, which at a 38% blended tax rate provided a $1,865,670 reduction in taxes payable;
•      a three year forecast that included the impact of new products as well as an expense reduction plan that the Company put into effect which supports the deferred tax asset utilization of  its domestic net operating losses and timing differences over the next three years; and
•      a history of utilization of prior domestic net operating losses.

After evaluating the circumstances listed above, it was the Company’s opinion that its net deferred tax asset of $1,145,884 is realizable as of September 30, 2013.

As of September 30, 2013, the Company had $1,495,345 in unrestricted domestic net operating losses expiring between 2028 and 2032. As of September 30, 2013, the Company had tax credit carry forwards for research and development expenses totaling $149,657 (which expire in 2018) which have a full valuation allowance recorded against them. In addition, there are foreign net operating losses which have a full valuation allowance recorded against them.

No provision has been made for income taxes on substantially all of the undistributed earnings of the Company’s foreign subsidiaries of approximately $1,543,000 at September 30, 2013 as the Company intends to indefinitely reinvest such earnings.

The difference between the actual income tax provision (benefit) and the tax provision computed by applying the Federal statutory income tax rate of 34% to the loss before income tax is attributable to the following:

	Years ended September 30,
	2013	2012
Income tax benefit at federal statutory rate	$(1,174,493)	$(705,863)
Reduction in valuation allowance	(178,233)	-
Change in estimate of prior year income taxes	105,372	22,820
Permanent differences-life insurance	1,700	1,700
Permanent differences-compensation expense	38,221	43,687
Permanent differences-other	1,700	1,700
State income taxes, net of federal benefit	57,943	26,400
Foreign earnings taxed at rates other than the federal statutory rate	1,557,916	1,073,189
Other	805	3,749
Other adjustments and AMT charges	21,997	-
Expiring R&D credits	161,618	-
Tax provision	$594,546	$467,382

The Company’s Luxembourg corporation functions as the entity which services the Company’s European customers. The Company has separate domestic and foreign tax entities, with the Luxembourg entity paying a royalty fee to the Company’s domestic operation for use of the Hauppauge name.

Including royalty fees received from the Company’s Luxembourg subsidiary, the Company’s domestic operation generated pretax income of $831,626 and $756,241 for the years ended September 30, 2013 and 2012, respectively. The Company’s international operations had a  pretax loss including royalty fees of $4,286,016 and $2,848,072 for the years ended September 30, 2013 and 2012, respectively.

9. Stockholders’ Equity

a. Treasury Stock

The Company’s Board of Directors approved a stock repurchase program which allows for the repurchase of 1,200,000 shares under the plan. As of September 30, 2013, the Company held 760,479 treasury shares purchased for $2,405,548 at an average purchase price of approximately $3.16 per share.

b. Stock Compensation Plans

On December 14, 1995, the Board of Directors authorized the adoption of the 1996 Non-Qualified Stock Option Plan (the "1996 Non-Qualified Plan") which was approved by the Company’s stockholders on March 5, 1996. The plan expired on  March 5, 2006 and no more options can be issued under this plan. This plan does not qualify for treatment as an incentive stock option plan under the Internal Revenue Code. As of September 30, 2013 and 2012, 30,000 and 99,500 options, with an exercise price of $3.38 as of September 30, 2013 and ranging in exercise prices from $1.08 to $4.13 as of September 30, 2012, were outstanding under the 1996 Non-Qualified Plan.

On December 17, 1997, the Company’s Board of Directors adopted and authorized a new incentive stock option plan pursuant to section 422A of the Internal Revenue Code. This plan was approved by the Company’s stockholders at the Company’s March 12, 1998 Annual Stockholders’ Meeting. This plan terminated on December 16, 2007 and no further options can be issued under this plan. There were no options outstanding as of September 30, 2013 and 40,925 options outstanding with an exercise price of $1.08 as of September 2, 2012.

The Company’s Board of Directors, on May 9, 2000, adopted the 2000 Performance and Equity Incentive Plan (the “2000 Plan”). This plan was approved by the stockholders at the Company’s July 18, 2000 Annual Stockholders’ Meeting. The purpose of the 2000 Plan is to attract, retain and motivate key employees, directors and non-employee consultants. The plan expired on May 9, 2010 and no more options can be issued under this plan. There were no options outstanding as of September 30, 2013 and 77,517 options were outstanding from this plan with an exercise price of $1.08 as of September 30, 2012.

The Company’s Board of Directors on May 16, 2003 adopted the 2003 Performance and Equity Incentive Plan
  (the “2003 Plan”). This plan was approved by the stockholders at the Company’s September 22, 2003 Annual Stockholders’ Meeting. The purpose of the 2003 Plan is to provide equity ownership opportunities and performance based incentives to attract and retain the services of key employees, Directors and non-employee consultants of the Company and to motivate such individuals to put forth maximum efforts on behalf of the Company. The plan expired on May 16, 2013 and no more options can be issued under this plan. As of September 30, 2013 and 2012, 1,067,125 and 1,268,625 options were outstanding from this plan ranging in exercise prices from $0.77 to $7.45 as of September 30, 2013 and September 30, 2012.

The Company’s Board of Directors on May 17, 2012 adopted the 2012 Performance and Equity Incentive Plan  (the “2012 Plan”). This plan was approved by the stockholders at the Company’s August 15, 2012 Annual Stockholders’ Meeting.  The purpose of the 2012 Plan is to provide equity ownership opportunities and performance based incentives to attract and retain the services of eligible participants who are key employees, directors and non-employee consultants of the Company, so as to motivate such individuals to put forth maximum efforts on behalf of the Company and to promote the success of the Company’s business.

The 2012 Plan, as adopted reserves up to 1,000,000 shares of common stock. The number of shares is subject to adjustment in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, stock split (including reverse stock splits) or other changes in corporate structure affecting the common stock. All of the common stock which may be awarded under the 2012 Plan may be subject to delivery through Incentive Stock Options. No Award may be granted under the 2012 Plan after May 16, 2022. An Award means an award of a Stock Option, Stock Appreciation Right, Restricted Stock, Performance Award, Other Stock Award or other award or benefit as provided in the 2012 Plan. The 2012 Plan will be administered by one or more different Committees with respect to the different groups of Eligible Participants to the extent desirable to qualify Awards in accordance with the requirements of Applicable Laws. A Committee consists of (i) the Board or (ii) a Committee of two or more outside directors or non-employee directors, as provided in the 2012 Plan.

The Board may amend, suspend or discontinue the 2012 Plan or any portion thereof at any time, but no amendment, suspension or discontinuation shall be made which would impair the right of any Holder of an Award without such person’s consent. Stockholder approval is required to increase the number of shares reserved for the purposes of the 2012 Plan above the number expressly provided in the 2012 Plan, decrease the price of any Stock Option to less than the Fair Market Value on the date of grant, change the class of employees eligible to participate in the 2012 Plan or extend maximum option periods under the 2012 Plan. Subject to the foregoing, the Board has the authority to amend the 2012 Plan to take into account changes in law and tax and accounting rules. However, only the Committee has the authority to make any such change in the 2012 Plan or any Award intended to comply with the provisions of Section 162 (m) of the Code. The Board may institute loan programs to assist participants who are not Directors or Executive Officers of the Company or a Subsidiary in financing the exercise of options through full recourse interest bearing notes not to exceed the cash consideration payable plus all applicable taxes in connection with the acquisition of shares.

Stock Options granted under the 2012 Plan may be of two types, those intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”) and those not so intended to qualify (“Non-Qualified Stock Options”). To the extent that a Stock Option does not qualify as an Incentive Stock Option, it shall constitute a Non-Qualified Stock Option. Non-employee Directors and non-employee consultants may only be granted Non-Qualified Stock Options. An Incentive Stock Option may be granted only to Eligible Participants who are employees of the Company or a Subsidiary at the time of the Award. A change in status of the grantee of an Incentive Stock Option to a non-employee consultant will cause the Incentive Stock Option to be treated as a Non-Qualified Stock Option. The Committee may condition the grant and vesting of Stock Options subject to continued employment or service with the Company, as the case may be and/or passage of time. Such Stock Options may be further conditioned upon the attainment of specified Performance Goals (as may be adjusted pursuant to the 2012 Plan) and the level of achievement against such Performance Goals as deemed appropriate by the Committee, or such other factors or criteria as the Committee shall determine in its sole discretion. As of September 30, 2013 and 2012, there were 183,00038,000 options were outstanding under this plan at an exercise prices ranging from $0.74 to $1.24 as of September 30, 2013 and $1.24 as of September 30, 2012.

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

A summary of the of the Company’s fixed options plans as of September 30, 2013 and 2012 and changes during the years ended those dates is presented below:

					Weighted
		Weighted		Weighted	Average
		Average		Average	Contract	Aggregated
		Exercise	Non	Exercise	Term	Intrinsic
	ISO	Price	Qualified	Price	(Years)	Value
Balance at September 30, 2011	1,283,192	$3.42	99,500	$3.03
Granted	297,000	0.98	-	-
Forfeited	(155,125)	2.29	-	-
Balance at September 30, 2012	1,425,067	$3.04	99,500	$3.03
Granted	145,000	0.74	-	-
Forfeited	(319,942)	2.39	(69,500)	3.14
Balance at September 30, 2013	1,250,125	$2.97	30,000	$3.38	4.33	$-
Options exercisable at September 30, 2013	996,125	$3.49	30,000	$3.38	5.22	$-

There were no options exercised during the years ended September 30, 2013 and 2012.

10. Significant Customer Information

For fiscal 2013, the Company had no customers that accounted for over 10% of its net sales. For fiscal 2012, the Company had one customer, Best Buy, that accounted for approximately 10.3% of its net sales.

11. Related Party Transactions

The Company occupies a facility located in Hauppauge, New Yorkthat is used for executive offices, sales, research and development, and for the testing, storage and shipping of its products.  Hauppauge Computer Works Inc. leases the premises from a real estate limited liability company, which is majority owned by certain current and former executive officers or their spouses who also own in excess of  10% of the shares of the Company’s common stock as of September 30, 2013.

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

13. Commitments and Contingencies

The Company occupies space leased from both related parties and non related parties. Rent expense to related parties and non related third parties totaled approximately $657,000 and $683,000 for the years ended September 30, 2013 and 2012, respectively.

The Company is responsible to pay real estate taxes, utilities, insurance and operating costs of maintaining and repairing the premises.

Minimum annual lease payments to related parties and unrelated third parties are as follows:

Years Ended September 30,
2014	$542,770
2015	490,416
2016	406,065
2017	97,500
Total	$1,536,751

14. Fair Value Measurements

A fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.   A hierarchy for observable and unobservable inputs used to measure fair value are described below:

⋅ Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
⋅ Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
⋅ Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. The Company  has no financial assets or liabilities carried at fair value on a recurring basis.

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

HAUPPAUGE DIGITAL INC.

	By:	/s/ Kenneth Plotkin	Date:	December 30, 2013
KENNETH PLOTKIN
President, Chairman of the Board, Chief Executive Officer and Chief
Operating Officer (Principal Executive Officer)

	By:	/s/ Gerald Tucciarone	Date:	December 30, 2013
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary (Principal Financial
And Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth Plotkin	Date:	December 30, 2013
KENNETH PLOTKIN
President, Chairman of the Board, Chief Executive Officer and Chief
Operating Officer (Principal Executive Officer) and Director

By:	/s/ Gerald Tucciarone	Date:	December 30, 2013
GERALD TUCCIARONE
Treasurer, Chief Financial Officer and Secretary (Principal Financial
And Accounting Officer)

By:	/s/Seymour G. Siegel	Date:	December 30, 2013
SEYMOUR G. SIEGEL
Director

By:	/s/ Adam M. Zeitsiff	Date:	December 30, 2013
ADAM M. ZEITSIFF
Director