Form 10-Q
period 2013-12-31
HAUPPAUGE DIGITAL INC
filed 2014-02-14
CIK 930803

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

☐ YES ☒ NO

As of January 27, 2014, 10,122,344 shares of $0.01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

INDEX

Page no.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – December 31, 2013 (unaudited) and September 30, 2013	3

Consolidated Statements of Operations - Three Months ended December 31, 2013 (unaudited) and 2012 (unaudited)	4

Consolidated Statements of Other Comprehensive Loss Three Months ended December 31, 2013 (unaudited) and 2012 (unaudited)	5

Consolidated Statements of Cash Flows - Three Months ended December 31, 2013 (unaudited) and 2012 (unaudited)	6

Notes to Consolidated Financial Statements	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 6. Exhibits	21

Signatures	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013 (unaudited)	September30, 2013 (Note 1)
Assets:
Cash and cash equivalents	$1,298,841	$1,482,566
Trade receivables, net of various allowances	3,238,028	2,180,276
Other non-trade receivables	359,616	278,497
Inventories	9,405,758	10,479,048
Deferred tax asset-current	496,569	453,659
Prepaid expenses and other current assets	1,181,969	1,155,054
Total current assets	15,980,781	16,029,100

Property, plant and equipment, net	122,526	144,596
Security deposits and other non-current assets	108,391	115,589
Deferred tax asset-non current	548,906	692,225
Total assets	$16,760,604	$16,981,510

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable	$4,086,752	$3,758,876
Accrued expenses-fees	12,338,719	12,497,060
Accrued expenses	2,522,194	2,590,291
Income taxes payable	192,512	188,187
Total current liabilities	19,140,177	19,034,414

Stockholders' Deficit:
Common stock, $.01 par value; 25,000,000 shares authorized, 10,882,823 issued and 10,122,344 outstanding	108,828	108,828
Additional paid-in capital	18,457,101	18,428,511
Accumulated deficit	(13,875,556)	(13,492,346)
Accumulated other comprehensive loss	(4,664,398)	(4,692,349)
Treasury Stock, at cost, 760,479 shares	(2,405,548)	(2,405,548)
Total stockholders' deficit	(2,379,573)	(2,052,904)
Total liabilities and stockholders' deficit	$16,760,604	$16,981,510

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2013	2012

Net sales	$6,469,479	$11,930,378
Cost of sales	3,958,017	6,538,437
Gross profit	2,511,462	5,391,941

Selling, general and administrative expenses	2,067,698	2,873,775
Research and development expenses	691,782	706,926
(Loss) income from operations	(248,018)	1,811,240

Other income (expense) :
Interest income	198	1,080
Foreign currency gain (loss)	(5,698)	2,070
Total other income (expense)	(5,500)	3,150
(Loss) income before tax provision	(253,518)	1,814,390
Current tax expense	29,283	52,505
Deferred tax expense	100,409	471,799
Net (loss) income	$(383,210)	$1,290,086

Net (loss) income per share:
Basic and diluted	$(0.04)	$0.13

See accompanying notes to consolidated financial statements

4

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended December 31,
	2013	2012
Net (loss) income	$(383,210)	$1,290,086
Foreign currency translation gain	27,951	69,408
Other comprehensive (loss) income	$(355,259)	$1,359,494

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2013	2012
Cash Flows From Operating Activities
Net (loss) income	$(383,210)	$1,290,086
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	22,942	29,602
Amortization of intangible assets	-	188,709
Stock compensation expense	28,590	26,184
Deferred tax expense	100,409	471,799
Sales reserve, net	-	15,553
Inventory reserve	102,920	100,000
Other items	4,572	(22,475)
Changes in current assets and liabilities
Accounts receivable and other non trade receivables	(1,103,720)	(4,343,882)
Inventories	970,370	(988,408)
Prepaid expenses and other current assets	(22,129)	(53,495)
Accounts payable	318,272	2,450,106
Accrued expenses and other current liabilities	(229,165)	(673,717)
Total adjustments	193,061	(2,800,024)
Net cash used in operating activities	(190,149)	(1,509,938)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(872)	(12,697)
Net cash used in investing activities	(872)	(12,697)
Effect of exchange rates on cash	7,296	31,238
Net decrease in cash and cash equivalents	(183,725)	(1,491,397)
Cash and cash equivalents, beginning of period	1,482,566	5,095,853
Cash and cash equivalents, end of period	$1,298,841	$3,604,456

Supplemental disclosures:
Income taxes paid	$26,283	$31,802

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements for Hauppauge Digital Inc. and subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of and for the interim periods have been included. The September 30, 2013 consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's September 30, 2013 Form 10-K.

The operating results for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2014.

The Company’s cash requirements for the next twelve months will include, among other things, the cash to fund its operating and working capital needs. The Company relies exclusively upon cash generated from operations to fund these needs. It does not have a working capital line of credit or other borrowing facility in place to draw upon in the event that cash from operations is insufficient to fund its capital requirements to sustain operations. The Company’s cash and cash equivalents as of December 31, 2013 and its internally generated cash may not be sufficient to fund its operating needs for the next twelve months and this gives rise to a substantial doubt regarding its ability to continue as a “going concern.”

The Company has incurred operating losses for the last six fiscal years and in the three month period ended December 31, 2013. Those losses are primarily attributable to a continuing decline in sales. In the quarter ended December 31, 2013, the Company experienced an approximate 47% drop in sales from the quarter ended December 31, 2012.

Since the fourth quarter of fiscal 2011, the Company has been implementing expense reduction initiatives. The Company switched from air to ocean freight to reduce shipping costs, outsourced most of its shipping and logistics to a third party, reduced personnel, relocated certain facilities to smaller offices, renogotiated certain exisiting leases to reduce rent and closed certain sales offices. The Company believes that it may be increasingly difficult to make further material reductions in costs and maintain a viable operating plan.

The Company is working to develop a strategy to address its continuing operating losses and loss of sales, and during the latter part of fiscal 2013 the Company retained Corporate Fuel Advisors, an investment bank and advisory firm, which assisted the Company in considering and pursuing strategic alternatives, including possible additional financing to fund its capital needs, expense reductions and the restructuring of its business.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

The Company cannot assure that it will be able to develop and implement a plan that will enable it to successfully address its business and financial challenges. Among other things:

⋅	If the Company seeks financing, it may not be able to obtain funding to address its capital needs on commercially reasonable terms, or at all.
⋅	It may not be able to develop new lines of products or services that will be positively accepted by the marketplace.
⋅	It may not be able to successfully compete with its competitors’ product and service offerings.
⋅
Customers and consumers may lose confidence in the Company as a result of its financial condition and performance and their perceptions of its business prospects and competitive position, and they may cease to do business with the Company or buy its products.

If any strategic or restructuring plan that the Company develops and implements is not successful, there is a substantial risk that the Company might not be able to sustain its operations at current levels, which would have a material adverse effect on its business, operating results and financial condition.

The consolidated balance sheet at September 30, 2013 was derived from the audited consolidated balance sheet of Hauppauge Digital Inc. and Subsidiaries, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Note 2. Trade Accounts and Other Non-Trade Receivables

Trade receivables consist of:

⋅	Trade receivables from sales to customers

⋅	Allowances, consisting of sales and bad debt

Other non trade receivables consist of:

⋅	Receivables pertaining to component parts purchased from the Company at cost by the Company’s contract manufacturers which are excluded from sales

⋅	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by the Company’s Asian and European locations

⋅	Other minor non-trade receivables

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
 (Unaudited)

Trade receivables and other non-trade receivables as of December 31, 2013 and September 30, 2013 consisted of:

	December 31,	September 30,
	2013	2013
Trade receivables	$5,035,099	$3,977,347
Allowance for doubtful accounts	(102,123)	(102,123)
Sales reserve	(1,694,948)	(1,694,948)
Net trade receivables	$3,238,028	$2,180,276
Receivable from contract manufacturers	$142,397	$74,797
GST and VAT tax receivables	159,300	147,816
Other	57,919	55,884
Total other non trade receivables	$359,616	$278,497

Note 3. Inventories

Inventories have been valued at the lower of average cost or market on a first in first out basis. The components of inventory consist of:

	December 31,	September 30,
	2013	2013
Component parts	$3,994,346	$3,795,919
Finished goods	4,031,044	5,302,761
Subtotal	8,025,390	9,098,680
Reserve for anticipated sales returns at cost	1,380,368	1,380,368
Total	$9,405,758	$10,479,048

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

	Three months ended
	December 31,
	2013	2012
Weighted average shares outstanding-basic	10,122,344	10,122,344
Number of shares issued on the assumed exercise of stock options	-	-
Weighted average shares outstanding-diluted	10,122,344	10,122,344

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

Options to purchase 1,265,625 and 1,396,625 shares of common stock, at prices from $0.74 to $7.45 and from $0.77 to $7.45, were outstanding for the three months December 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 5. Product Segment and Geographic Information

The Company operates primarily in one business segment, which is the development, marketing and manufacturing of TV receiver and video recording products for the personal computer market. Most of the Company’s products are similar in function and share commonality of component parts and manufacturing processes. The Company’s products are either sold, or can be sold, by the same retailers and distributors in the Company’s marketing channel. The Company also sells its TV tuner products directly to PC manufacturers. The Company evaluates its product lines under the functional categories:

⋅	Video recorder products, such as the USB-Live2, HD-PVR and Colossus,
⋅      TV tuner products such as the Broadway, digital TV tuners and hybrid digital/analog TV tuners
⋅	Other video products and software.

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

Sales by functional category are as follows:

	Three months ended December 31,
	2013	2012
Video recorder products	$2,860,312	$7,221,592
TV tuner products	3,377,367	4,432,415
Other video products and software	231,800	276,371
Total sales	$6,469,479	$11,930,378

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in the United States, Europe and Asia. Sales percentages by geographic region are as follows:

	Three months ended December 31,
Geographic region	2013	2012
The Americas	51%	59%
Europe	45%	37%
Asia	4%	4%
Total	100%	100%

 HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

Note 6. Tax Provision

The Company’s tax provision for the three months ended December 31, 2013 and 2012 is as follows:

	Three months ended December 31,
	2013	2012
Current state taxes	$10,000	$10,000
Current tax expense on international operations	19,283	42,505
Deferred tax expense	100,409	471,799
Tax provision	$129,692	$524,304

The deferred tax expense was primarily due to the utilization of net operating losses and the utilization of deferred timing differences related to its United States subsidiary.

Note 7. Accrued Expense-Fees

The Company uses various software and technologies in certain of its products.  In certain cases, the Company purchases or licenses these software and technologies from third parties. The related purchase or license agreements provide for payment of royalty and other fees associated with the Company's sale of the related products. Such fees are estimated and get accrued and reflected as a component of cost of sales when those sales occur.  In certain circumstances, such fees are not specifically covered by contractual arrangements but are nonetheless potentially due to the third party sellers or owners of the software and technologies.  The Company uses all available applicable information in determining these estimates, and thus the accrued amounts are subject to change as new information is made available to the Company. Occasionally, third parties audit the Company's historical determination of fees, and adjustments are made.  Accrued fees are subject to elimination after three to seven years if not billed by or requested from the third parties. Based on the Company’s write off policies and information obtained during the first fiscal quarter of 2013, including the completion of a significant third party audit, the Company reduced its accrued expenses - fees balance by $176,857 and $1,765,330, during the first fiscal quarters of 2014 and 2013, respectively.  These estimate changes resulted in an improved gross margin for the first fiscal quarters of 2014 and 2013.  As of December 31, 2013 and September 30, 2013, accrued expenses-fees amounted to $12,338,719 and $12,497,060, respectively.

During the first fiscal quarter of 2014, $250,306 in fees were charged to cost of sales exclusive of the estimate changes described above and $233,896 in fees were paid to various third parties. During the first fiscal quarter of 2013, $331,086 in fees were charged to cost of sales exclusive of the estimate changes described above and $1,120 in fees were paid to various third parties.

Note 8. Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs, and for which no invoice has been rendered. Accrued expenses consist of the following:

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

	December 31,	September 30,
	2013	2013
Sales rebate program	$1,094,122	$1,232,493
Freight and duty	829,587	858,933
Compensation	300,704	222,595
Warranty repair	79,097	79,667
Inventory accruals	44,097	-
Advertising and marketing	174,587	196,603
Total accrued expenses	$2,522,194	$2,590,291

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period ENDED DECEMBER 31, 2013 Compared to THE THREE MONTH PERIOD ENDED DECEMBER 31, 2012

Results of operations for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 are as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	12/31/13	12/31/12		$2013	2012	Variance
Net Sales	$6,469,479	$11,930,378	$(5,460,899)	100.00%	100.00%	-
Cost of sales	3,958,017	6,538,437	(2,580,420)	61.18%	54.80%	6.38%
Gross Profit	2,511,462	5,391,941	(2,880,479)	38.82%	45.20%	-6.38%
Gross Profit %	38.82%	45.20%	-6.38%
Expenses:
Sales & marketing	1,223,931	1,992,798	(768,867)	18.92%	16.70%	2.22%
Sales & marketing-PCTV	34,331	69,308	(34,977)	0.53%	0.58%	-0.05%
Technical support	80,053	80,580	(527)	1.24%	0.68%	0.56%
General & administrative	647,466	675,777	(28,311)	10.01%	5.66%	4.35%
General & administrative-PCTV	63,722	63,731	(9)	0.98%	0.53%	0.45%
Amortization of intangible assets	-	188,709	(188,709)	0.00%	1.58%	-1.58%
Severance accrual reversal	-	(213,793)	213,793	0.00%	-1.79%	1.79%
Selling, general and administrative stock compensation expense	18,195	16,665	1,530	0.28%	0.14%	0.14%
Total selling, general and administrative expense	2,067,698	2,873,775	(806,077)	31.96%	24.08%	7.88%
Research and development	419,068	577,404	(158,336)	6.48%	4.84%	1.64%
Research and development-PCTV	262,319	306,907	(44,588)	4.05%	2.57%	1.48%
Severance accrual reversal	-	(186,904)	186,904	0.00%	-1.57%	1.57%
Research and development stock compensation expense	10,395	9,519	876	0.16%	0.08%	0.08%
Total expenses	2,759,480	3,580,701	(821,221)	42.65%	30.00%	12.65%
Income (loss) from operations	(248,018)	1,811,240	(2,059,258)	-3.83%	15.20%	-19.03%

Other income (expense):
Interest income	198	1,080	(882)	0.00%	0.01%	-0.01%
Foreign currency	(5,698)	2,070	(7,768)	-0.09%	0.02%	-0.11%
Total other income (expense)	(5,500)	3,150	(8,650)	-0.09%	0.03%	-0.12%
(Loss) income before tax provision	(253,518)	1,814,390	(2,067,908)	-3.92%	15.23%	-19.15%
Current tax expense	29,283	52,505	(23,222)	0.44%	0.44%	0.00%
Deferred tax expense	100,409	471,799	(371,390)	1.56%	3.95%	-2.39%
Net (loss) income	$(383,210)	$1,290,086	$(1,673,296)	-5.92%	10.84%	-16.76%

Net sales for the three months ended December 31, 2013 decreased $5,460,899 compared to the three months ended December 31, 2012 as shown in the table below.

			Increase
			(decrease)	Increase	Percentage of sales by
	Three Months	Three Months	Dollar	(decrease)	geographic region
	ended 12/31/13	ended 12/31/12	Variance	variance %	2013	2012
The Americas	$3,349,612	$7,111,583	$(3,761,971)	-53%	51%	59%
Europe	2,911,172	4,365,290	(1,454,118)	-33%	45%	37%
Asia	208,695	453,505	(244,810)	-54%	4%	4%
Total	$6,469,479	$11,930,378	$(5,460,899)	-46%	100%	100%

Increased competition, tepid economic conditions and a reduction in video gaming product sales, which management believes stemmed from consumers awaiting the mid-November 2013 release of a new generation game players from Sony and Microsoft, had a negative impact on sales. In addition, the first quarter of fiscal 2013 included the product rollout of the HD-PVR-2 gaming unit, which resulted in a concentration of sales for fiscal 2013 which did not repeat in fiscal 2014.

Gross profit

Gross profit decreased $2,880,479 for the three months ended December 31, 2013 compared to the same quarter in the prior fiscal year. The decrease in gross profit was due to:

Three Months ended
Gross profit in dollars-increase (decrease)	12/31/13
Lower sales	$(3,038,400)
Stronger Euro	136,641
Lower labor related and other costs	514,750
Higher gross profit due to favorable mix of sales	837,284
Lower license fee adjustments	(1,330,754)
Total decrease in gross profit	$(2,880,479)

The decrease in the gross profit percentage was due to:

Three Months ended
Gross profit percentage-increase (decrease)	12/31/13
Sales mix of higher gross profit sales	1.38%
Stronger Euro	1.18%
Labor related and other costs as a higher percentage of sales	(0.86)%
Lower license fee adjustments	(8.08)%
Total gross profit percentage decrease	(6.38)%

The factors contributing to the gross profit percentage decrease of 6.38% for the three months ended December 31, 2013 were primarily:

•	Higher gross profit percentage due to sales mix of higher gross profit products resulted in an increase of 1.38%.

•	An increase in the USD to Euro exchange rate from $1.2915 for the three months ended December 31, 2012 to $1.3617 for the three months ended December 31, 2013 resulted in a gross profit increase of 1.18%.
•	Increase in labor related and other costs as a percentage of sales resulted in a gross profit decrease of 0.86%.
•	Lower license fee adjustments resulted in a gross profit decrease of 8.08%.

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Three months ended December 31,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Sales and marketing-HCW	$1,223,931	$1,992,798	$(768,867)	18.92%	16.70%	2.22%
Sales and marketing-PCTV	34,331	69,308	(34,977)	0.53%	0.58%	-0.05%
Technical support	80,053	80,580	(527)	1.24%	0.68%	0.56%
General and administrative-HCW	647,466	675,777	(28,311)	10.01%	5.66%	4.35%
General and administrative-PCTV	63,722	63,731	(9)	0.98%	0.53%	0.45%
Amortization of intangible assets	-	188,709	(188,709)	0.00%	1.58%	-1.58%
Severance accrual reversal	-	(213,793)	213,793	0.00%	-1.79%	1.79%
Stock compensation	18,195	16,665	1,530	0.28%	0.14%	0.14%
Total	$2,067,698	$2,873,775	$(806,077)	31.96%	24.08%	7.88%

Selling, general and administrative expense for the first quarter of fiscal 2014 decreased $806,077 from the prior year’s first fiscal quarter as follows:

Sales and marketing expenses decreased $803,844, driven primarily by $428,223 in lower commission and co-operative advertising expense, which declined due to lower sales, $54,661 in lower compensation costs due to personnel reductions and $313,645 in lower sales office expense due to closing and downsizing of sales offices.

The decrease in general and administrative expenses of $26,790 was due mainly to lower depreciation expense and lower credit card processing fees due to the issuing of credit lines to certain customers who previously purchased product with credit cards. The decrease in the amortization of intangible assets was due to the write-off of the intangible asset to zero in the fourth quarter of fiscal 2013, which eliminated the need for further intangible asset amortization. Offsetting the decrease in expenses was the non-recurring reversal in the first quarter of fiscal 2013 for a severance accrual of $213,793 that had been set up in a prior fiscal year.

Research and development expenses

Research and development expenses for the three months ended December 31, 2013 decreased $15,144 from the same quarter in the prior fiscal year. The decrease was mainly due to lower compensation and compensation related expenses of $52,668, and lower product development costs of $150,656. Offsetting the decrease in expenses was the non-recurring reversal in the first quarter of fiscal 2013 for a severance accrual of $186,904 that had been set up in a prior fiscal year.

Tax provision

Our tax provision for the three months ended December 31, 2013 and 2012 is as follows:

	Three months ended December 31,
	2013	2012
Current state taxes	$10,000	$10,000
Current tax expense on international operations	19,283	42,505
Deferred tax expense	100,409	471,799
Tax provision	$129,692	$524,304

The deferred tax expense was primarily due to the utilization of net operating losses and the utilization of deferred timing differences related to our United States subsidiary.

Summary of operations

We recorded a net loss of $383,210 for the three months ended December 31, 2013, which resulted in basic and diluted net loss per share of $0.04 on weighted average basic and diluted shares of 10,122,344, compared to net income of $1,290,086 for the three months ended December 31, 2012, which resulted in basic and diluted net income per share of $0.13 on weighted average basic and diluted shares of 10,122,344.

Options to purchase 1,265,625 and 1,396,625 shares of common stock, at prices from $0.74 to $7.45 and from $0.77 to $7.45, were outstanding for the three months December 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Seasonality

As our sales are primarily to the consumer market, we have experienced certain seasonal revenue trends. Historically, our peak sales quarter due to holiday season sales is our first fiscal quarter (October to December), followed by our second fiscal quarter (January to March). In addition, our international sales, mostly in the European market, were 37% of sales for fiscal year ended September 30, 2013 and 44% for the fiscal year ended September 30, 2012. Part of our third and fourth quarters (April through June and July to September) can be impacted by the reduction of activity experienced in Europe during the summer holiday period.

We target a wide range of customer types to attempt to moderate the seasonal nature of our retail sales.

Liquidity and capital resources

We had cash and cash equivalents as of December 31, 2013 of $1,298,841, a decrease of $183,725 from September 30, 2013.

The decrease in cash was due to:

	Operating	Investing	Financing
	Activities	Activities	Activities	Total
Sources of cash:
Decrease in inventory	$970,370	$-	$-	$970,370
Increase in accounts payable	318,272	-	-	$318,272
Total sources of cash	1,288,642	-	-	1,288,642
Less cash used for:
Increase in accounts receivable	(1,103,720)	-	-	$(1,103,720)
Decrease in accrued expenses	(229,165)	-	-	(229,165)
Net loss adjusted for non cash items	(123,777)	-	-	(123,777)
Increase in prepaid expenses and other current assets	(22,129)	-	-	(22,129)
Capital equipment purchases	-	(872)	-	(872)
Total cash usage	(1,478,791)	(872)	-	(1,479,663)
Effect of exchange rates on cash	-	-	-	7,296
Net cash decrease	$(190,149)	$(872)	$-	$(183,725)

Cash used in operating activities of $190,149 was due to an increase in accounts receivable of $1,103,720, a decrease in accrued expenses of $229,165, the net loss adjusted for non cash items of $123,777 and an increase in prepaid expenses and other current assets of $22,129. Sources of cash came from a decrease in inventory of $970,370 and an increase in accounts payable of $318,272.

The increase in accounts receivable was due to a high percentage of sales occurring in the last two months of the quarter. The decrease in accrued expenses was due to payments made to licensees. The decrease in inventory was due to the liquidation of inventory levels through sales and lowered production volume. The increase in accounts payable was due to the timing of payment to suppliers. We had a working capital deficit of $3,159,396 as of December 31, 2013 compared to a working capital deficit of $3,005,314 as of September 30, 2013.

Our cash requirements for the next twelve months will include, among other things, the cash to fund our operating and working capital needs. We rely exclusively upon cash generated from operations to fund these needs. We do not have a working capital line of credit or other borrowing facility in place to draw upon in the event that cash from operations is insufficient to fund our capital requirements to sustain operations. Our cash and cash equivalents as of December 31, 2013 and our internally generated cash may not be sufficient to fund our operating needs for the next twelve months and this gives rise to a substantial doubt regarding our ability to continue as a “going concern”.

We have incurred operating losses for the last six fiscal years and in the three month period ended December 31, 2013. Those losses are primarily attributable to a continuing decline in sales. In the quarter ended December 31, 2013, we experienced an approximate 47% drop in sales from the quarter ended December 31, 2012. We believe that our sales have declined for the following reasons, including, among other things:

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

Since the fourth quarter of fiscal 2011, we have been implementing expense reduction initiatives. We switched from air to ocean freight to reduce shipping costs, outsourced most of our shipping and logistics to a third party, reduced personnel, relocated certain facilities to smaller offices, renogotiated certain exisiting leases to reduce rent and closed certain sales offices. We believe that it may be increasingly difficult to make further material reductions in costs and maintain a viable operating plan.

The Company is working to develop a strategy to address our continuing operating losses and loss of sales, and during the latter part of fiscal 2013 retained Corporate Fuel Advisors, an investment bank and advisory firm, which assisted the Company in considering and pursuing strategic alternatives, including possible additional financing to fund its capital needs, expense reductions and the restructuring of its business.

The Company cannot assure that it will be able to develop and implement a plan that will enable it to successfully address its business and financial challenges. Among other things:

•	If we seek financing, we may not be able to obtain funding to address our capital needs on commercially reasonable terms, or at all.
•	We may not be able to develop new lines of products or services that will be positively accepted by the marketplace.
•	We may not be able to successfully compete with our competitors’ product and service offerings.
•	Customers and consumers may lose confidence in us as a result of our financial condition and performance and their perceptions of our business prospects and competitive position, and they may cease to do business with us or buy our products.

If any strategic or restructuring plan that we develop and implement is not successful, there is a substantial risk that we might not be able to sustain our operations at current levels, which would have a material adverse effect on our business, operating results and financial condition.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of December 31, 2013:

	Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,396,125	$563,365	$832,760	$0

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

Recent Accounting Pronouncements

In February 2013, the FASB issued new accounting guidance which amended Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance required entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures in the financial statements. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments became effective for us in the first quarter of fiscal year 2014. As this is disclosure-only guidance, it did not have an impact on our consolidated financial results.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report on Form 10-Q may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, competitive product offerings and pricing actions, the availability and pricing of key raw materials, continued decline in sales, continued operating losses, our ability to obtain financing on commercial reasonable terms or at all, our ability to formulate and implement a viable restructuring plan, dependence on key members of management, successful integration of acquisitions, economic conditions in the United States and abroad, fluctuation of the value of the Euro versus the U.S. dollar, our ability to make timely filings of the required periodic reports and other reports with the Securities and Exchange Commission, issues relating to our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, the expression of our auditors regarding substantial doubt about our ability to continue as a “going concern.” as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and this Quarterly Report on Form 10-Q, and the risk of litigation or governmental investigations or proceedings relating to any of the foregoing matters. Copies of these filings are available at www.sec.gov. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. All cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear.

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

HAUPPAUGE DIGITAL INC.

Date:	February 14, 2014	By:	/s/Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the
Board, President (Principal Executive Officer)

Date:	February 14, 2014	By:	/s/Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal Accounting Officer) and Secretary

