Form 10-Q
period 2014-03-31
HAUPPAUGE DIGITAL INC
filed 2014-05-15
CIK 930803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

[X] YES     [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] YES     [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] LARGE ACCELERATED FILER	[ ] ACCELERATED FILER
[ ] NON-ACCELERATED FILER	[X] SMALLER REPORTING COMPANY
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] YES     [X] NO

As of April 24, 2014, 10,122,344 shares of $0.01 par value Common Stock of the issuer were outstanding.

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAUPPAUGE DIGITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	September 30, 2013 (Note 1)
Assets:
Cash and cash equivalents	$1,460,505	$1,482,566
Trade receivables, net of allowances	2,318,382	2,180,276
Other non-trade receivables	381,698	278,497
Inventories	8,316,898	10,479,048
Deferred tax asset-current	538,369	453,659
Prepaid expenses and other current assets	1,094,013	1,155,054
Total current assets	14,109,865	16,029,100

Property, plant and equipment, net	98,371	144,596
Security deposits and other non-current assets	105,191	115,589
Deferred tax asset non-current	470,673	692,225
Total assets	$14,784,100	$16,981,510

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable	$3,122,100	$3,758,876
Accrued expenses-fees	12,295,464	12,497,060
Accrued expenses	2,151,325	2,590,291
Income taxes payable	196,841	188,187
Total current liabilities	17,765,730	19,034,414

Stockholders’ Deficit:
Common stock, $.01 par value; 25,000,000 shares authorized, 10,882,823 issued and 10,122,344 outstanding	108,828	108,828
Additional paid-in capital	18,485,691	18,428,511
Accumulated deficit	(14,515,640)	(13,492,346)
Accumulated other comprehensive loss	(4,654,961)	(4,692,349)
Treasury Stock, at cost, 760,479 shares	(2,405,548)	(2,405,548)
Total stockholders’ deficit	(2,981,630)	(2,052,904)
Total liabilities and stockholders’ deficit	$14,784,100	$16,981,510

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2014	2013

Net sales	$5,848,229	$10,435,935
Cost of sales	3,601,843	6,891,508
Gross profit	2,246,386	3,544,427

Selling, general and administrative expenses	2,124,910	3,019,693
Research and development expenses	697,552	789,911
Loss from operations	(576,076)	(265,177)

Other expense:
Interest income	224	888
Foreign currency loss	(3,207)	(8,658)
Total other expense	(2,983)	(7,770)
Loss before tax provision	(579,059)	(272,947)
Current tax expense	24,592	48,928
Deferred tax expense	36,433	211,517
Net loss	$(640,084)	$(533,392)

Net loss per share:
Basic and diluted	$(0.06)	$(0.05)

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended March 31,
	2014	2013

Net sales	$12,317,708	$22,366,313
Cost of sales	7,559,860	13,429,945
Gross profit	4,757,848	8,936,368

Selling, general and administrative expenses	4,192,608	5,893,467
Research and development expenses	1,389,334	1,496,838
(Loss) income from operations	(824,094)	1,546,063

Other expense:
Interest income	422	1,968
Foreign currency loss	(8,905)	(6,588)
Total other expense	(8,483)	(4,620)
(Loss) income before tax provision	(832,577)	1,541,443
Current tax expense	53,875	101,433
Deferred tax expense	136,842	683,316
Net (loss) income	$(1,023,294)	$756,694

Net (loss) income per share:
Basic and diluted	$(0.10)	$0.07

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three months ended March 31,
	2014	2013
Net loss	$(640,084)	$(533,392)
Foreign currency translation gain (loss)	9,437	(142,979)
Other comprehensive loss	$(630,647)	$(676,371)

	Six months ended March 31,
	2014	2013
Net (loss) income	$(1,023,294)	$756,694
Foreign currency translation gain (loss)	37,388	(73,571)
Other comprehensive (loss) income	$(985,906)	$683,123

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net (loss) income	$(1,023,294)	$756,694
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	45,887	59,168
Amortization of intangible assets	-	377,418
Stock compensation expense	57,180	54,931
Deferred tax expense	136,842	683,316
Sales reserve, net	-	(174,749)
Inventory reserve	202,920	200,000
Other items	19,965	(8,165)
Changes in current assets and liabilities:
Accounts receivable and other non-trade receivables	(212,772)	(1,904,970)
Inventories	1,959,230	(1,177,010)
Prepaid expenses and other current assets	65,502	(62,303)
Accounts payable	(644,067)	335,538
Accrued expenses and other current liabilities	(636,300)	(1,086,545)
Total adjustments	994,387	(2,703,371)
Net cash used in operating activities	(28,907)	(1,946,677)

Cash Flows From Investing Activities:
Purchases of property, plant and equipment	-	(29,383)
Net cash used in investing activities	-	(29,383)
Effect of exchange rates on cash	6,846	12,266
Net decrease in cash and cash equivalents	(22,061)	(1,963,794)
Cash and cash equivalents, beginning of period	1,482,566	5,095,853
Cash and cash equivalents, end of period	$1,460,505	$3,132,059

Supplemental disclosures:
Income taxes paid	$44,441	$92,383

See accompanying notes to consolidated financial statements

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements for Hauppauge Digital Inc. and Subsidiaries (collectively, the “Company”) included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows as of and for the interim periods have been included. The September 30, 2013 consolidated balance sheet has been derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company’s September 30, 2013 Form 10-K.

The operating results for the three and six months ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2014.

The Company’s cash requirements for the next twelve months will include, among other things, the cash to fund its operating and working capital needs. The Company relies exclusively upon cash generated from operations to fund these needs. The Company’s cash used in operating activities was ($28,907) for the six months ended March 31, 2014. It does not have a working capital line of credit or other borrowing facility in place to draw upon in the event that cash from operations is insufficient to fund its capital requirements to sustain operations. The Company’s cash and cash equivalents as of March 31, 2014 and its internally generated cash may not be sufficient to fund its operating needs for the next twelve months and this gives rise to a substantial doubt regarding its ability to continue as a “going concern.”

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company has incurred operating losses for the last six fiscal years and in the six month period ended March 31, 2014. Those losses are primarily attributable to a continuing decline in sales.

Since the fourth quarter of fiscal 2011, the Company has been implementing expense reduction initiatives. The Company switched from air to ocean freight to reduce shipping costs, outsourced most of its shipping and logistics to a third party, reduced personnel, relocated certain facilities to smaller offices, renegotiated certain existing leases to reduce rent and closed certain sales offices. The Company believes that it may be increasingly difficult to make further material reductions in costs and maintain a viable operating plan.

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

The Company cannot assure that it will be able to develop and implement a plan that will enable it to successfully address its business and financial challenges. Among other things:

●	If the Company seeks financing, it may not be able to obtain funding to address its capital needs on commercially reasonable terms, or at all.

●	It may not be able to develop new lines of products or services that will be positively accepted by the marketplace.

●	It may not be able to successfully compete with its competitors’ product and service offerings.

●	Customers and consumers may lose confidence in the Company as a result of its financial condition and performance and their perceptions of its business prospects and competitive position, and they may cease to do business with the Company or buy its products.

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

Note 2. Trade Accounts and Other Non-Trade Receivables

Trade receivables consist of:

●	Trade receivables from sales to customers

●	Allowances, for sales returns and bad debt

Other non-trade receivables consist of:

●	Receivables pertaining to component parts purchased from the Company at cost by the Company’s contract manufacturers which are excluded from sales

●	General services tax (GST) and value added tax (VAT) reclaimable on goods purchased by the Company’s Asian and European locations

●	Other minor non-trade receivables

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Trade receivables and other non-trade receivables as of March 31, 2014 and September 30, 2013 consisted of:

	March 31, 2014	September 30, 2013
Trade receivables	$4,115,453	$3,977,347
Allowance for doubtful accounts	(102,123)	(102,123)
Sales return reserve	(1,694,948)	(1,694,948)
Net trade receivables	$2,318,382	$2,180,276
Receivable from contract manufacturers	$162,448	$74,797
GST and VAT tax receivables	161,874	147,816
Other	57,376	55,884
Total other non-trade receivables	$381,698	$278,497

Note 3. Inventories

Inventories have been valued at the lower of average cost or market on a first-in first-out basis. The components of inventory consist of:

	March 31, 2014	September 30, 2013
Component parts	$3,301,861	$3,795,919
Finished goods	3,634,669	5,302,761
Subtotal	6,936,530	9,098,680
Reserve for anticipated sales returns at cost	1,380,368	1,380,368
Total	$8,316,898	$10,479,048

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Weighted average shares outstanding-basic	10,122,344	10,122,344	10,122,344	10,122,344
Number of shares issued on the assumed exercise of stock options	-	-	-	-
Weighted average shares outstanding-diluted	10,122,344	10,122,344	10,122,344	10,122,344

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Options to purchase 1,251,125 and 1,478,125 shares of common stock, at prices from $0.74 to $7.45 were outstanding for the three and six months ended March 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

Note 5. Product Segment and Geographic Information

The Company operates primarily in one business segment, which is the development, marketing and manufacturing of TV receiver and video recording products for the personal computer market. Most of the Company’s products are similar in function and share commonality of component parts and manufacturing processes. The Company’s products are either sold, or can be sold, by the same retailers and distributors in the Company’s marketing channel. The Company also sells its TV tuner products directly to PC manufacturers. The Company evaluates its product lines under the functional categories:

●	Video recorder products, such as the USB-Live2, HD-PVR and Colossus

●	TV tuner products such as the Broadway, digital TV tuners and hybrid digital/analog TV tuners

●	Other video products and software.

The Company’s TV tuner products enable, among other things, a PC user to watch TV in a resizable window on a PC. The Company’s video recorder products allow consumers to record high definition video from a cable TV or satellite set top box or a game console such as an Xbox 360 or Sony Playstation 3. The Company’s other non-TV tuner products enable, among other things, the ability to watch and listen to PC based videos, music and pictures on a TV set through a home network.

Sales by functional category are as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Video recorder products	$2,614,336	$5,617,210	$5,313,650	$12,177,361
TV tuner products	2,857,653	3,922,930	6,433,949	8,272,616
Other video products and software	376,240	895,795	570,110	1,916,336
Total sales	$5,848,229	$10,435,935	$12,317,708	$22,366,313

The Company sells its products through a North American and international network of distributors and retailers. It maintains sales offices in the United States, Europe and Asia. Sales percentages by geographic region are as follows:

	Three months ended March 31,		Six months ended March 31,
Geographic region	2014	2013	2014	2013
The Americas	58%	67%	55%	64%
Europe	37%	28%	41%	32%
Asia	5%	5%	4%	4%
Total	100%	100%	100%	100%

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Note 6. Tax Provision

The Company’s tax provision for the three and six months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Current federal tax expense	-	$28,850	-	$28,850
Current state tax expense	$5,000	10,000	$15,000	20,000
Current tax expense on international operations	19,592	10,078	38,875	52,583
Deferred tax expense	36,433	211,517	136,842	683,316
Tax provision	$61,025	$260,445	$190,717	$784,749

The deferred tax expense was primarily due to the utilization of net operating losses and the utilization of deferred timing differences related to its United States subsidiary. The Effective Tax Rate for the quarter is different than the statutory rate of 34% due to the royalty income charged from the U.S. Entity to the International Entities.

Note 7. Accrued Expense-Fees

The Company uses various software and technologies in certain of its products. In certain cases, the Company purchases or licenses this software and technologies from third parties. The related purchase or license agreements provide for payment of royalty and other fees associated with the Company’s sale of the related products. Such fees are estimated and get accrued and are reflected as a component of cost of sales when those sales occur. In certain circumstances, such fees are not specifically covered by contractual arrangements but are nonetheless potentially due to the third party sellers or owners of the software and technologies. The Company uses all available applicable information in determining these estimates, and thus the accrued amounts are subject to change as new information is made available to the Company. Occasionally, third parties audit the Company’s historical determination of fees, and adjustments are made. Accrued fees are subject to elimination after three to seven years if not billed by or requested from the third parties. Based on the Company’s write-off policies and information obtained during a fiscal 2013 third party audit, the Company reduced its accrued expenses - fees balance by $806,201 and $2,108,030 during the first six months of fiscal 2014 and 2013, respectively. These estimated changes resulted in an improved gross margin for the first six months of fiscal 2014 and 2013. As of March 31, 2014 and September 30, 2013, accrued expenses-fees amounted to $12,295,464 and $12,497,060, respectively.

Note 8. Accrued Expenses

Accrued expenses are for costs incurred for goods and services which are based on estimates, charged as incurred to operations as period costs, and for which no invoice has been rendered. Accrued expenses consist of the following:

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

	March 31, 2014	September 30, 2013
Sales rebate program	$702,273	$1,232,493
Freight and duty	803,324	858,933
Compensation	343,566	222,595
Warranty repair	78,331	79,667
Inventory accruals	77,150	-
Advertising and marketing	146,681	196,603
Total accrued expenses	$2,151,325	$2,590,291

Note 9. Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a framework for measuring fair value, and expands the related disclosure requirements. The ASC indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company also follows the provisions of ASC 820-10 with respect to its non-financial assets and liabilities adopted during the first quarter of fiscal 2010. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad Levels, which are described below:

●	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

●	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

●	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

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

HAUPPAUGE DIGITAL INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In February 2013, the FASB issued new accounting guidance which amended Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance required entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures in the financial statements. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments became effective for the Company in the first quarter of fiscal year 2014. As this is disclosure-only guidance, it did not have an impact on the Company’s consolidated financial results.

In July 2013, the FASB issued new accounting guidance which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. The new guidance is effective prospectively to all existing unrecognized tax benefits, but entities can choose to apply it retrospectively. The guidance will be effective for us in our first quarter of fiscal year 2015, with early adoption permitted. The Company is currently assessing the impact this guidance will have its consolidated statements of financial position and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period ENDED MARCH 31, 2014 Compared to THE THREE MONTH PERIOD ENDED MARCH 31, 2013

Results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 are as follows:

	Three	Three
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	03/31/14	03/31/13		$2014	2013	Variance
Net Sales	$5,848,229	$10,435,935	$(4,587,706)	100.00%	100.00%	-
Cost of sales	3,601,843	6,891,508	(3,289,665)	61.59%	66.04%	-4.45%
Gross Profit	2,246,386	3,544,427	(1,298,041)	38.41%	33.96%	4.45%
Gross Profit %	38.41%	33.96%	4.45%
Expenses:
Sales & marketing	1,229,951	1,849,435	(619,484)	21.03%	17.72%	3.31%
Sales & marketing-PCTV	35,420	47,278	(11,858)	0.61%	0.45%	0.16%
Technical support	80,391	84,118	(3,727)	1.37%	0.81%	0.56%
General & administrative	672,387	751,838	(79,451)	11.50%	7.20%	4.30%
General & administrative-PCTV	88,566	80,019	8,547	1.51%	0.77%	0.74%
Amortization of intangible assets	-	188,709	(188,709)	0.00%	1.81%	-1.81%
Selling, general and administrative stock compensation expense	18,195	18,296	(101)	0.31%	0.18%	0.13%
Total selling, general and administrative expense	2,124,910	3,019,693	(894,783)	36.33%	28.94%	7.39%
Research and development	419,928	499,220	(79,292)	7.18%	4.78%	2.40%
Research and development-PCTV	267,229	280,240	(13,011)	4.57%	2.69%	1.88%
Research and development stock compensation expense	10,395	10,451	(56)	0.18%	0.10%	0.08%
Total expenses	2,822,462	3,809,604	(987,142)	48.26%	36.51%	11.75%
Loss from operations	(576,076)	(265,177)	(310,899)	-9.85%	-2.55%	-7.30%

Other expense:
Interest income	224	888	(664)	0.00%	0.01%	-0.01%
Foreign currency	(3,207)	(8,658)	5,451	-0.05%	-0.08%	0.03%
Total other expense	(2,983)	(7,770)	4,787	-0.05%	-0.07%	0.02%
Loss before tax provision	(579,059)	(272,947)	(306,112)	-9.90%	-2.62%	-7.28%
Current tax expense	24,592	48,928	(24,336)	0.41%	0.46%	-0.05%
Deferred tax expense	36,433	211,517	(175,084)	0.63%	2.03%	-1.40%
Net loss	$(640,084)	$(533,392)	$(106,692)	-10.94%	-5.11%	-5.83%

Net sales for the three months ended March 31, 2014 decreased $4,587,706 compared to the three months ended March 31, 2013 as shown in the table below.

			Increase
	Three	Three	(decrease)	Increase	Percentage of sales by
	Months	Months	dollar	(decrease)	geographic region
	ended 03/31/14	ended 03/31/13	variance	variance %	2014	2013
The Americas	$3,423,162	$7,001,911	$(3,578,749)	-51%	58%	67%
Europe	2,165,686	2,911,414	(745,728)	-26%	37%	28%
Asia	259,381	522,610	(263,229)	-50%	5%	5%
Total	$5,848,229	$10,435,935	$(4,587,706)	-44%	100%	100%

Increased competition, tepid economic conditions and a reduction in video gaming product sales, which management believes stemmed from the release of a new generation game players from Sony and Microsoft with recording capabilities, had a negative impact on sales.

Gross profit

Gross profit decreased $1,298,041 for the three months ended March 31, 2014 compared to the same quarter in the prior fiscal year. The decrease in gross profit was due to:

Three Months ended
Gross profit in dollars-increase (decrease)	03/31/14
Lower sales	$(2,021,559)
Lower labor related and other costs	342,433
Higher gross profit due to favorable mix of sales	381,085
Total decrease in gross profit	$(1,298,041)

The increase in the gross profit percentage was due to:

Three Months ended
Gross profit percentage-increase (decrease)	03/31/14
Sales mix of higher gross profit sales	3.63%
Labor related and other costs as a higher percentage of sales	(2.06%)
License fee adjustments	2.88%
Total gross profit percentage increase	4.45%

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Three months ended March 31,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Sales and marketing-HCW	$1,229,951	$1,849,435	$(619,484)	21.03%	17.72%	3.31%
Sales and marketing-PCTV	35,420	47,278	(11,858)	0.61%	0.45%	0.16%
Technical support	80,391	84,118	(3,727)	1.37%	0.81%	0.56%
General and administrative-HCW	672,387	751,838	(79,451)	11.50%	7.20%	4.30%
General and administrative-PCTV	88,566	80,019	8,547	1.51%	0.77%	0.74%
Amortization of intangible assets	-	188,709	(188,709)	0.00%	1.81%	-1.81%
Stock compensation	18,195	18,296	(101)	0.31%	0.18%	0.13%
Total	$2,124,910	$3,019,693	$(894,783)	36.33%	28.94%	7.39%

Selling, general and administrative expense for the second fiscal quarter of fiscal 2014 decreased $894,783 from the prior year’s second fiscal quarter as follows:

Sales and marketing expenses decreased $631,342, driven primarily by $270,593 in lower commission and co-operative advertising expense, which declined due to lower sales, $46,319 in lower compensation costs due to personnel reductions and $314,430 in lower sales office expense due to closing and downsizing of sales offices.

The decrease in general and administrative expenses of $71,005 was mainly from lower compensation expense due to personnel reductions, lower depreciation expense and lower credit card processing fees due to the issuing of credit lines to certain customers who previously purchased product with credit cards. The decrease in the amortization of intangible assets was due to the write-off of the intangible asset to zero in the fourth quarter of fiscal 2013, which eliminated the need for further intangible asset amortization.

Research and development expenses

Research and development expenses for the second fiscal quarter of 2014 decreased $92,359 from the same quarter in the prior fiscal year. The decrease was mainly due to lower compensation and compensation related expenses of $11,906 and lower product development costs of $80,453.

Tax provision

Our tax provision for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
	2014	2013
Current federal tax expense	$-	$28,850
Current state tax expense	5,000	10,000
Current tax expense on international operations	19,592	10,078
Deferred tax expense	36,433	211,517
Tax provision	$61,025	$260,445

The deferred tax expense was primarily due to the utilization of net operating losses and the utilization of deferred timing differences related to its United States subsidiary. The Effective Tax Rate for the quarter is different than the statutory rate of 34% due to the royalty income charged from the U.S. Entity to the International Entities.

Summary of operations

We recorded a net loss of $640,084 for the three months ended March 31, 2014, which resulted in basic and diluted net loss per share of $0.06 on weighted average basic and diluted shares of 10,122,344, compared to a net loss of $533,392 for the three months ended March 31, 2013, which resulted in basic and diluted net loss per share of $0.05 on weighted average basic and diluted shares of 10,122,344.

Options to purchase 1,251,125 and 1,478,125 shares of common stock, at prices from $0.74 to $7.45 were outstanding for the three months ended March 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

SIX Month Period ENDED MARCH 31, 2014 Compared to THE SIX MONTH PERIOD ENDED MARCH 31, 2013

Results of operations for the six months ended March 31, 2014 compared to the six months ended March 31, 2013 are as follows:

	Six	Six
	Months	Months
	Ended	Ended	Variance	Percentage of sales
	03/31/14	03/31/13		$2014	2013	Variance
Net Sales	$12,317,708	$22,366,313	$(10,048,605)	100.00%	100.00%	-
Cost of sales	7,559,860	13,429,945	(5,870,085)	61.37%	60.05%	1.32%
Gross Profit	4,757,848	8,936,368	(4,178,520)	38.63%	39.95%	-1.32%
Gross Profit %	38.63%	39.95%	-1.32%
Expenses:
Sales & marketing	2,453,882	3,842,233	(1,388,351)	19.92%	17.18%	2.74%
Sales & marketing-PCTV	69,751	116,586	(46,835)	0.57%	0.52%	0.05%
Technical support	160,444	164,698	(4,254)	1.30%	0.74%	0.56%
General & administrative	1,319,853	1,427,615	(107,762)	10.72%	6.38%	4.34%
General & administrative-PCTV	152,288	143,750	8,538	1.24%	0.64%	0.60%
Amortization of intangible assets	-	377,418	(377,418)	0.00%	1.69%	-1.69%
Severance accrual reversal	-	(213,793)	213,793	0.00%	-0.96%	0.96%
Selling, general and administrative stock compensation expense	36,390	34,960	1,430	0.30%	0.16%	0.14%
Total selling, general and administrative expense	4,192,608	5,893,467	(1,700,859)	34.05%	26.35%	7.70%
Research and development	838,996	1,076,624	(237,628)	6.81%	4.81%	2.00%
Research and development-PCTV	529,548	587,147	(57,599)	4.30%	2.63%	1.67%
Severance accrual reversal	-	(186,904)	186,904	0.00%	-0.84%	0.84%
Research and development stock compensation expense	20,790	19,971	819	0.17%	0.09%	0.08%
Total expenses	5,581,942	7,390,305	(1,808,363)	45.33%	33.04%	12.29%
(Loss) income from operations	(824,094)	1,546,063	(2,370,157)	-6.70%	6.91%	-13.61%

Other expense:
Interest income	422	1,968	(1,546)	0.00%	0.01%	-0.01%
Foreign currency	(8,905)	(6,588)	(2,317)	-0.07%	-0.03%	-0.04%
Total other expense	(8,483)	(4,620)	(3,863)	-0.07%	-0.02%	-0.05%
(Loss) income before tax provision	(832,577)	1,541,443	(2,374,020)	-6.77%	6.89%	-13.66%
Current tax expense	53,875	101,433	(47,558)	0.43%	0.45%	-0.02%
Deferred tax expense	136,842	683,316	(546,474)	1.12%	3.06%	-1.94%
Net (loss) income	$(1,023,294)	$756,694	$(1,779,988)	-8.32%	3.38%	-11.70%

Net sales for the six months ended March 31, 2014 decreased $10,048,605 compared to the six months ended March 31, 2013 as shown in the table below.

			Increase
			(decrease)	Increase	Percentage of sales by
	Six Months	Six Months	dollar	(decrease)	geographic region
	ended 03/31/14	ended 03/31/13	variance	variance %	2014	2013
The Americas	$6,772,774	$14,113,494	$(7,340,720)	(52%)	54%	63%
Europe	5,076,858	7,276,704	(2,199,846)	(30%)	42%	33%
Asia	468,076	976,115	(508,039)	(52%)	4%	4%
Total	$12,317,708	$22,366,313	$(10,048,605)	(45%)	100%	100%

Increased competition, tepid economic conditions and a reduction in video gaming product sales, which management believes stemmed from the release of a new generation game players from Sony and Microsoft with recording capabilities, had a negative impact on sales. In addition, the first quarter of fiscal 2013 included the product rollout of the HD-PVR-2 gaming unit, which resulted in a concentration of sales for fiscal 2013 which did not repeat in fiscal 2014.

Gross profit

Gross profit decreased $4,178,520 for the six months ended March 31, 2014 compared to the same period in the prior fiscal year. The decrease in gross profit was due to:

Six Months ended
Gross profit in dollars-increase (decrease)	03/31/14
Lower sales	$(5,048,282)
Lower labor related and other costs	857,183
Higher gross profit due to favorable mix of sales	1,314,408
Lower license fee adjustments	(1,301,829)
Total decrease in gross profit	$(4,178,520)

The decrease in the gross profit percentage was due to:

Six Months ended
Gross profit percentage-increase (decrease)	03/31/14
Sales mix of higher gross profit sales	2.99%
Labor related and other costs as a higher percentage of sales	(1.43%)
License fee adjustments	(2.88%)
Total gross profit percentage decrease	(1.32%)

Selling, general and administrative expenses

The chart below illustrates the components of selling, general and administrative expense.

	Six months ended March 31,
	Dollar Costs			Percentage of Sales
			Increase			Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Sales and marketing-HCW	$2,453,882	$3,842,233	$(1,388,351)	19.92%	17.18%	2.74%
Sales and marketing-PCTV	69,751	116,586	(46,835)	0.57%	0.52%	0.05%
Technical support	160,444	164,698	(4,254)	1.30%	0.74%	0.56%
General and administrative-HCW	1,319,853	1,427,615	(107,762)	10.72%	6.38%	4.34%
General and administrative-PCTV	152,288	143,750	8,538	1.24%	0.64%	0.60%
Amortization of intangible assets	-	377,418	(377,418)	0.00%	1.69%	-1.69%
Severance accrual reversal	-	(213,793)	213,793	0.00%	-0.96%	0.96%
Stock compensation	36,390	34,960	1,430	0.30%	0.16%	0.14%
Total	$4,192,608	$5,893,467	$(1,700,859)	34.05%	26.35%	7.70%

Selling, general and administrative expense for the six months ended March 31, 2014 decreased $1,700,859 from the prior fiscal year as follows:

Sales and marketing expenses decreased $1,435,186 driven primarily by $706,131 in lower commission and co-operative advertising expense, which declined due to lower sales, $100,980 in lower compensation costs due to personnel reductions and $628,075 in lower sales office expense due to closing and downsizing of sales offices.

The decrease in general and administrative expenses of $97,794 was mainly from lower compensation expense due to personnel reductions, lower depreciation expense and lower credit card processing fees due to the issuing of credit lines to certain customers who previously purchased product with credit cards.

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

Research and development expenses

Research and development expenses for the six months ended March 31, 2014 decreased $107,504 from the prior fiscal year. The decrease was mainly due to lower compensation and compensation related expenses of $59,556 and lower product development costs of $234,852. Offsetting the decrease in expenses was the non-recurring reversal in the first quarter of fiscal 2013 for a severance accrual of $186,904 that had been set up in a prior fiscal year.

Tax provision

Our tax provision for the six months ended March 31, 2014 and 2013 is as follows:

	Six months ended March 31,
	2014	2013
Current federal tax expense	-	$28,850
Current state taxes	$15,000	20,000
Current tax expense on international operations	38,875	52,583
Deferred tax expense	136,842	683,316
Tax provision	$190,717	$784,749

The deferred tax expense was primarily due to the utilization of net operating losses and the utilization of deferred timing differences related to its United States subsidiary. The Effective Tax Rate for the six months ended March 31, 2014 is different than the statutory rate of 34% due to the royalty income charged from the U.S. Entity to the International Entities.

Summary of operations

We recorded a net loss of $1,023,294 for the six months ended March 31, 2014, which resulted in basic and diluted net loss per share of $0.10 on weighted average basic and diluted shares of 10,122,344, compared to net income of $756,694 for the six months ended March 31, 2013, which resulted in basic and diluted net income per share of $0.07 on weighted average basic and diluted shares of 10,122,344.

Options to purchase 1,251,125 and 1,478,125 shares of common stock, at prices from $0.74 to $7.45 were outstanding for the six months ended March 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

Liquidity and capital resources

We had cash and cash equivalents as of March 31, 2014 of $1,460,505, a decrease of $22,061 from September 30, 2013.

The decrease in cash was due to:

	Operating	Investing	Financing
	Activities	Activities	Activities	Total
Sources of cash:
Decrease in inventory	$1,959,230	$-	$-	$1,959,230
Decrease in prepaid expenses and other current assets	65,502	$-	$-	$65,502
Total sources of cash	2,024,732	-	-	2,024,732
Less cash used for:
Increase in accounts receivable	$(212,772)	$-	$-	$(212,772)
Net loss adjusted for non cash items	(560,500)	-	-	(560,500)
Decrease in accounts payable	(644,067)	-	-	(644,067)
Decrease in accrued expenses	(636,300)	-	-	(636,300)
Total cash usage	(2,053,639)	-	-	(2,053,639)
Effect of exchange rates on cash	-	-	-	6,846
Net cash decrease	$(28,907)	$-	$-	$(22,061)

Cash used in operating activities of $28,907 was due to an increase in accounts receivable of $212,772, the net loss adjusted for non-cash items of $560,500, a decrease in accounts payable of $644,067 and a decrease in accrued expenses of $636,300. Sources of cash came from a decrease in inventory of $1,959,230 and a decrease in prepaid expenses and other assets of $65,502.

The increase in accounts receivable was due to a high percentage of sales occurring in the last two months of the quarter. The decrease in accrued expenses was due to payments and adjustments made for licenses and year-end sales rebates. The decrease in accounts payable was due to lower purchases of inventory coupled with payment to suppliers. The decrease in inventory was due to the liquidation of inventory levels through sales and lowered production volume. We had a working capital deficit of $3,655,865 as of March 31, 2014 compared to a working capital deficit of $3,005,314 as of September 30, 2013.

Our cash requirements for the next twelve months will include, among other things, the cash to fund our operating and working capital needs. We rely exclusively upon cash generated from operations to fund these needs. We do not have a working capital line of credit or other borrowing facility in place to draw upon in the event that cash from operations is insufficient to fund our capital requirements to sustain operations. Our cash and cash equivalents as of March 31, 2014 and our internally generated cash may not be sufficient to fund our operating needs for the next twelve months and this gives rise to a substantial doubt regarding our ability to continue as a “going concern”.

We have incurred operating losses for the last six fiscal years and in the six month period ended March 31, 2014. Those losses are primarily attributable to a continuing decline in sales. In the six months ended March 31, 2014, we experienced an approximate 45% drop in sales from prior fiscal year. We believe that our sales have declined for the following reasons, including, among other things:

●	Reliance on a small number of our product lines being successful, the failure of any one of which could substantially reduce our sales.

●	Our potential inability to develop new products or services that will meet our customers’ needs or wants.

●	Intense competitive pressures from larger companies that have greater resources than we do and from new market entrants, stemming from frequent new product introductions, technological advances, and declining sales prices, among other things.

●	Our potential inability to remain ahead of the development of competing technologies, products and services.

●	Lack of market diversification.

●	Heavy reliance on retailers, dealers and PC manufacturers to market, sell and distribute our products.

Since the fourth quarter of fiscal 2011, we have been implementing expense reduction initiatives. We switched from air to ocean freight to reduce shipping costs, outsourced most of our shipping and logistics to a third party, reduced personnel, relocated certain facilities to smaller offices, renegotiated certain existing leases to reduce rent and closed certain sales offices. We believe that it may be increasingly difficult to make further material reductions in costs and maintain a viable operating plan.

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

The Company cannot assure that it will be able to develop and implement a plan that will enable it to successfully address its business and financial challenges. Among other things:

●	If we seek financing, we may not be able to obtain funding to address our capital needs on commercially reasonable terms, or at all.

●	We may not be able to develop new lines of products or services that will be positively accepted by the marketplace.

●	We may not be able to successfully compete with our competitors’ product and service offerings.

●	Customers and consumers may lose confidence in us as a result of our financial condition and performance and their perceptions of our business prospects and competitive position, and they may cease to do business with us or buy our products.

If any strategic or restructuring plan that we develop and implement is not successful, there is a substantial risk that we might not be able to sustain our operations at current levels, which would have a material adverse effect on our business, operating results and financial condition.

Future contractual obligations

The following table shows our contractual obligations related to lease obligations as of March 31, 2014:

		Payments due by period
	Total	Less than 1 year	1-3 years	3 to 5 years
Operating lease obligations	$1,160,093	$503,812	$656,281	$-

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report on Form 10-Q may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, competitive product offerings and pricing actions, the availability and pricing of key raw materials, continued decline in sales, continued operating losses, our ability to obtain financing on commercial reasonable terms or at all, our ability to formulate and implement a viable restructuring plan, dependence on key members of management, successful integration of acquisitions, economic conditions in the United States and abroad, fluctuation of the value of the Euro versus the U.S. dollar, our ability to make timely filings of the required periodic reports and other reports with the Securities and Exchange Commission, issues relating to our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, the expression of our auditors regarding substantial doubt about our ability to continue as a “going concern.” as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, this Quarterly Report on Form 10-Q for the three and six months ended March 31 2014, the Quarterly Report on Form 10-Q for the three months ended December 31, 2013, and the risk of litigation or governmental investigations or proceedings relating to any of the foregoing matters. Copies of these filings are available at www.sec.gov. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. All cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear.

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

HAUPPAUGE DIGITAL INC.

Date: May 15, 2014	By:	/s/ Kenneth Plotkin
KENNETH PLOTKIN
Chief Executive Officer, Chairman of the Board, President (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Gerald Tucciarone
GERALD TUCCIARONE
Treasurer, Chief Financial Officer,
(Principal Financial Officer and Principal Accounting Officer) and Secretary

